Form 10-Q
period 1996-03-31
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 1996-05-15
CIK 889570

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1996

                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________ to ________


Commission File Number 33-49598


                     UNITED ARTISTS THEATRE CIRCUIT, INC.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)



      Maryland                                                     13-1424080
- ----------------------                                     ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


9110 East Nichols Avenue, Suite 200
Englewood, CO                                                      80112
- -----------------------------------                        ---------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:        (303) 792-3600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X      No__________
                      ----------

The number of shares outstanding of $1.00 par value common stock at May 13, 1996 was 100 shares.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                                MARCH 31, 1996
                                  (UNAUDITED)

                               TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION                                                                               PAGE NUMBER
                                                                                                            -----------
  Item 1.   Financial Statements
  -------   --------------------
  UNITED ARTISTS THEATRE CIRCUIT, INC.
            Condensed Consolidated Balance Sheets.................................................................. 3

            Condensed Consolidated Statements of Operations........................................................ 4
            Condensed Consolidated Statement of Stockholder's Equity............................................... 5
            Condensed Consolidated Statements of Cash Flow......................................................... 6
            Notes to Condensed Consolidated Financial Statements................................................... 7

  GUARANTOR - OSCAR I CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Balance Sheets................................................................. 14
            Condensed Consolidated Statements of Operations....................................................... 15
            Condensed Consolidated Statement of Stockholders' Equity.............................................. 16
            Condensed Consolidated Statements of Cash Flow........................................................ 17
            Notes to Condensed Consolidated Financial Statements.................................................. 18

  Item 2.   Management's Discussion and Analysis of
  -------   ---------------------------------------
                 Financial Condition and Results of Operations.................................................... 24
                 ---------------------------------------------

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                             (Amounts in Millions)
                                  (Unaudited)

                                                      March 31, 1996      December 31, 1995
                                                     -----------------    ------------------
                      Assets
                      ------
Cash and cash equivalents..........................     $     9.6                 32.4
Notes and other receivables, net...................          39.1                 35.0
Prepaid expenses and concession inventory..........          19.2                 20.3
Investments and related receivables................          17.3                 14.1
Property and equipment, at cost:
   Land............................................          35.0                 35.0
   Theatre buildings, equipment and other..........         381.1                370.3
                                                           ------               ------
                                                            416.1                405.3
   Less accumulated depreciation and amortization..        (105.8)               (99.0)
                                                           ------               ------
                                                            310.3                306.3
                                                           ------               ------

Intangible assets, net.............................         157.9                165.8
Other assets, net..................................          19.2                 20.3
                                                           ------               ------
                                                        $   572.6                594.2
                                                           ======               ======

           Liabilities and Stockholder's Equity
           ------------------------------------

Accounts payable...................................     $    76.9                 88.5
Accrued liabilities................................          23.9                 27.0
Other liabilities..................................          21.8                 21.4
Debt (note 5)......................................         388.6                383.2
                                                           ------               ------
  Total liabilities................................         511.2                520.1
                                                           ------               ------

Minority interests in equity of consolidated
  subsidiaries.....................................           7.0                  7.0

Stockholder's equity:
  Preferred stock (note 7).........................         154.4                149.2
  Common stock.....................................           -                    -
  Additional paid-in capital.......................          68.3                 73.5
  Accumulated deficit..............................        (168.7)              (155.9)
  Cumulative foreign currency
    translation adjustment.........................          (0.2)                (0.1)
  Intercompany account.............................           0.6                  0.4
                                                           ------               ------
                                                             54.4                 67.1
                                                           ------               ------
                                                       $    572.6                594.2
                                                          =======               ======

See accompanying notes to condensed consolidated financial statements.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                             (Amounts in Millions)
                                  (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                         ------------------
                                                                         1996         1995*
                                                                         ----         -----
Revenue:
   Admissions...................................................      $ 107.3         92.9
   Concession sales.............................................         41.3         34.6
   Other........................................................          4.8          2.5
                                                                        -----        -----
                                                                        153.4        130.0
                                                                        -----        -----

Costs and expenses:
   Direct exhibitions expenses..................................         59.1         48.9
   Direct concession costs......................................          6.6          5.6
   Other operating expenses (note 8)............................         63.0         55.9
   Affiliate lease rentals (note 8).............................          2.7          3.6
   General and administrative (note 8)..........................          8.3          7.9
   Depreciation and amortization................................         16.5         15.8
                                                                        -----        -----
                                                                        156.2        137.7
                                                                       ------        -----

   Operating loss...............................................         (2.8)        (7.7)

Other income (expense):
   Interest, net (notes 5 and 8)................................         (8.3)        (8.9)
   Loss on disposition of assets, net...........................           -          (0.1)
   Share of earnings of affiliates, net.........................           -           0.2
   Minority interests in earnings of consolidated subsidiaries..         (0.2)           -
   Other, net...................................................         (1.1)        (0.7)
                                                                         -----        -----
                                                                         (9.6)        (9.5)
                                                                         -----        -----

   Loss before income tax expense...............................        (12.4)       (17.2)

Income tax expense (note 9).....................................         (0.4)        (0.3)
                                                                        ------       ------

   Net loss.....................................................        (12.8)       (17.5)

Dividends on preferred stock (note 7)...........................         (5.2)        (4.6)
                                                                        ------        -----

   Net loss available to common stockholder.....................      $ (18.0)       (22.1)
                                                                       =======       ======

*Restated

See accompanying notes to condensed consolidated financial statements.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

           Condensed Consolidated Statement of Stockholder's Equity
                             (Amounts in Millions)
                                  (Unaudited)

                                                             Preferred         Common           Additional           Accumulated
                                                              stock             stock         paid-in capital          deficit
                                                           -----------         --------       ---------------       -------------

Balance at January 1, 1996............................       $  149.2             -                 73.5                (155.9)
Accretion of dividends on
  preferred stock.....................................            5.2             -                 (5.2)                  -
Net increase in intercompany account..................            -               -                 -                      -
Foreign currency translation adjustment...............            -               -                 -                      -
Net loss..............................................            -               -                 -                    (12.8)
                                                              --------         --------       ---------------       -------------
Balance at March 31, 1996.............................       $  154.4             -                 68.3                (168.7)
                                                              ========         ========       ===============       =============

                                                            Cumulative
                                                          foreign currency                                   Total
                                                            translation              Intercompany         stockholder's
                                                             adjustment                 account              equity
                                                          ----------------           ------------          -----------

Balance at January 1, 1996.............................         (0.1)                     0.4                   67.1
Accretion of dividends on
  preferred stock......................................           -                        -                     -
Net increase in intercompany account...................           -                       0.2                    0.2
Foreign currency translation adjustment................         (0.1)                      -                    (0.1)
Net loss...............................................           -                        -                   (12.8)
                                                              --------                --------               ---------
Balance at March 31, 1996..............................         (0.2)                     0.6                   54.4
                                                              ========                ========               =========

See accompanying notes to condensed consolidated financial statements.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flow
                             (Amounts in Millions)
                                  (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                         ------------------
                                                                         1996         1995*
                                                                         ----         -----
Net cash used in operating activities...........................      $ (11.3)       (10.5)
                                                                        ------        -----

Cash flow from investing activities:
   Capital expenditures.........................................        (19.2)       (18.4)
   Decrease in construction in progress, net....................          0.7          1.0
   Increase in receivable from sale and leaseback escrow funds..         (5.0)           -
   Cash paid for minority interest holdings.....................            -        (10.0)
   Other, net...................................................         (3.7)        (0.6)
                                                                        ------        -----

   Net cash used in investing activities........................        (27.2)       (28.0)
                                                                        ------       -----

Cash flow from financing activities:
   Debt borrowings..............................................         15.9         51.0
   Debt repayments..............................................        (10.7)       (13.7)
   Increase (decrease) in cash overdraft........................         11.0         (3.7)
   Other, net...................................................         (0.5)        (1.6)
                                                                        ------       -----

   Net cash provided by financing activities....................         15.7         32.0
                                                                        ------       -----

   Net decrease in cash.........................................        (22.8)        (6.5)

Cash and cash equivalents:
   Beginning of period..........................................         32.4         12.7
                                                                        -----         -----

   End of period................................................      $   9.6          6.2
                                                                        =====         =====

Reconciliation of net loss to net cash used in
 operating activities:
Net loss........................................................      $(12.8)        (17.5)
Effect of leases with escalating minimum annual rentals.........         0.7           0.4
Depreciation and amortization...................................        16.5          15.8
Loss on disposition of assets, net..............................          -            0.1
Share of earnings of affiliates, net............................          -           (0.2)
Minority interests in earnings of consolidated subsidiaries.....         0.2            -
(Increase) decrease in receivables, prepaid expenses and
 other assets, net..............................................        (0.7)          0.6
Decrease in account payables, accrued liabilities
 and other liabilities, net.....................................       (15.2)         (9.7)
                                                                       ------         -----

   Net cash used in operating activities........................      $(11.3)        (10.5)
                                                                       ======        ======

*Restated

See accompanying notes to condensed consolidated financial statements.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                                March 31, 1996
                                  (Unaudited)

(1)   General Information
      -------------------

      On May 12, 1992, United Artists Theatre Circuit, Inc. and substantially all of its then existing subsidiaries (the "Company") were acquired (the "Acquisition") by OSCAR I Corporation ("OSCAR I") from an indirect subsidiary of Tele-Communications, Inc. ("TCI"). OSCAR I is owned by an investment fund managed by affiliates of Merrill Lynch Capital Partners, Inc. ("MLCP") and certain institutional investors (collectively the "Non-Management Investors"), Mr. Stewart D. Blair (Chairman and Chief Executive Officer of the Company), and certain other members of the Company's management. The purchase price, including the assumption of certain liabilities, was approximately $544 million.

      Simultaneously with the Acquisition, the Non-Management Investors formed OSCAR II Corporation, a Delaware corporation ("OSCAR II") and acquired from an affiliate of TCI all of the outstanding capital stock of United Artists Realty Company, a Delaware corporation ("UAR") and its subsidiaries, United Artists Properties I Corp. ("Prop I") and United Artists Properties II Corp. ("Prop II"). UAR, Prop I and Prop II were the owners and lessors of certain operating theatre properties leased to and operated by the Company and its subsidiaries. Certain mortgage debt of UAR, Prop I and Prop II, which was secured by their theatre properties, remained outstanding after the acquisition by OSCAR II. On February 28, 1995, OSCAR II was merged into OSCAR I effected by a one-for-one share exchange.

      Certain prior period amounts have been reclassified for comparability with the 1996 presentation.

      In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made in the accompanying interim condensed consolidated financial statements which are necessary to present fairly the financial position of the Company and the results of its operations. Interim results are not necessarily indicative of the results for the entire year because of fluctuations of revenue and related expenses resulting from the seasonality of attendance and the availability of popular motion pictures. These financial statements should be read in conjunction with the audited December 31, 1995 consolidated financial statements and notes thereto included as part of the Company's Form 10-K.

(2)   Sale and Leaseback
      ------------------

      On December 13, 1995, the Company entered into a sale and leaseback transaction (the "Sale and Leaseback") whereby the buildings and land underlying ten of its operating theatres and four theatres under development were sold to, and leased back from, the 1995-A United Artists Pass Through Trust (the "Pass Through Trust"), an unaffiliated third party. The proceeds related to the four theatres under development (approximately $22.0 million) were deposited into an escrow account and will be used by the Company to fund substantially all of the construction costs associated with the four theatres. In addition, 17 theatres owned by Prop II were sold to the Pass Through Trust and leased back to the Company.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued



(2)   Sale and Leaseback, continued
      -----------------------------

      The Sale and Leaseback requires the Company to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. The Company accounts for the lease as an operating lease. The Sale and Leaseback requires the maintenance of certain financial covenants by the Company.

(3)   Restatement
      -----------

      During December 1995, the remaining 11 theatres owned by Prop II subsequent to the Sale and Leaseback were contributed to the Company, the Prop II master lease was terminated and the $12.5 million of letters of credit established by the Company to support the Prop II debt were canceled. The contribution of these theatres has been accounted for in a manner similar to a pooling of interests, and accordingly, the accompanying financial statements have been restated to include these theatres. Separate revenue and net income (loss) amounts for the Company and the 11 remaining Prop II theatres for the three months ended March 31, 1995 are presented in the following table (amounts in millions):

                                                      Three Months Ended
                                                        March 31, 1995
                                                      ------------------
        Revenue:
           Company.................................          $129.9
           Eleven Prop II Theatres.................             0.1
                                                             ------
           Combined................................          $130.0
                                                             ======

        Net income (loss):
           Company.................................           (18.0)
           Eleven Prop II Theatres.................             0.5
                                                             ------
           Total...................................          $(17.5)
                                                             =======

      In addition to the contribution of the remaining theatres, the equipment in the Prop II theatres included in the Sale and Leaseback was transferred to the Company during December 1995.

(4)   Supplemental Disclosure of Cash Flow Information
      ------------------------------------------------

      Cash payments for interest were $5.9 million and $6.6 million for the three months ended March 31, 1996 and 1995, respectively.

      The Company accrued $5.2 million and $4.6 million of dividends during the three months ended March 31, 1996 and 1995, respectively, on its preferred stock.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(5)   Debt
      ----

      Debt is summarized as follows (amounts in millions):

                                               March 31, 1996  December 31, 1995
                                               --------------  -----------------
            Bank Credit Facility (a).......... $    255.0             250.0
            Senior Secured Notes (b)..........      125.0             125.0
            Other (c).........................        8.6               8.2
                                                    -----             -----
                                               $    388.6             383.2
                                                    =====             =====

      (a) On May 1, 1995, the Company restated its existing bank credit facility to principally provide for additional term and revolving loan commitments, to extend the final maturity of the facility and reduce interest rate borrowing spreads. The restated bank credit facility (the "Bank Credit Facility") provides for term loans aggregating $250.0 million (the "Term Loans"), a reducing revolving loan with commitments aggregating $87.5 million (the "Revolving Facility") and standby letters of credit aggregating $12.5 million (the "Standby Letters of Credit"). Principal on the Term Loans is payable in escalating semi-annual installments commencing December 31, 1996, with a final installment due March 31, 2002. The aggregate commitments available for borrowing under the Revolving Facility decline each year commencing December 31, 1997 through March 31, 2002. Borrowings under the Bank Credit Facility provide for interest to be accrued at varying rates depending on the ratio of indebtedness to annualized operating cash flow, as defined. Interest is payable at varying dates depending on the type of rate selected by the Company, but no less frequently than once each quarter. The Bank Credit Facility contains certain provisions that require the maintenance of certain financial ratios and place limitations on additional indebtedness, disposition of assets, capital expenditures and payment of dividends. The Bank Credit Facility is secured by the stock of the Company, substantially all of the Company's subsidiaries and UAR, and is guaranteed by OSCAR I and substantially all of the Company's subsidiaries.

      (b) The senior secured notes (the "Senior Secured Notes") are due May 1, 2002 and require repayments prior to maturity of $31.25 million on May 1, 2000 and on May 1, 2001. The Senior Secured Notes accrue interest at 11 1/2% per annum, which is payable semi-annually. The Senior Secured Notes place limitations on, among other things, additional indebtedness, disposition of assets and payment of dividends. The Senior Secured Notes are secured on a pari-passu
                                                                 ----------
            basis with the Bank Credit Facility by the stock of the Company, substantially all of the Company's subsidiaries and UAR, and are guaranteed on a pari-passu basis with the Bank Credit Facility by
                            ----------
            OSCAR I and substantially all of the Company's subsidiaries.

      (c) Other debt at March 31, 1996, consists of various term loans, mortgage notes, capital leases and other borrowings. This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through March 1, 2006.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(5)   Debt, continued
      ---------------

      At March 31, 1996, the Company was party to interest rate cap agreements on $125.0 million of floating rate debt which provide for a LIBOR interest rate cap ranging between 6 1/2% and 7 1/2% and expire at various dates through 1997. The Company is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements. As the Company has historically received payments relating to its interest rate cap agreements, it does not anticipate such non-performance in the future. The Company amortizes the cost of its interest rate cap agreements to interest expense over the life of the underlying agreement. Amounts received from the counterparties to the interest rate cap agreements are recorded as a reduction of interest expense.

      At March 31, 1996, the Company had approximately $82.5 million of unused revolving loan commitments pursuant to the Bank Credit Facility, $2.0 million of which has been used for the issuance of letters of credit. The Company pays commitment fees of 1/2% per annum on the average unused revolver commitments.

(6)   Disclosures About Fair Value of Financial Instruments
      -----------------------------------------------------

      At March 31, 1996 the fair value of the Company's cash and cash equivalents, outstanding borrowings under the Bank Credit Facility and interest rate cap agreements approximated their carrying amount and the fair value of the Senior Secured Notes was approximately $130.4 million.

(7)   Preferred Stock
      ---------------

      Concurrent with the Acquisition, the Company issued 92,500 shares of preferred stock with a liquidation value of $92.5 million to OSCAR I. The preferred stock is redeemable at any time at the option of the Company at its stated liquidation value plus accrued and unpaid dividends. Dividends accrue at a rate of 8% through December 31, 1995, 9% through December 31, 1996 and 14% thereafter, and are payable in cash or in kind through December 31, 1996. Cash dividends are required for periods subsequent to December 31, 1996, provided that no provisions exist in any senior debt facility which restricts such cash payments. Currently, such restrictions exist. Due to the perpetual nature of the preferred stock and the escalating terms of the required dividend rates, for financial reporting purposes, dividends have been accrued at a 14% per annum rate for all periods since issuance. At March 31, 1996, the actual redemption value in accordance with the terms of the preferred stock was approximately $125.2 million.

(8)   Related Party Transactions
      --------------------------

      The Company leases certain of its theatres from UAR, Prop I and Prop II (through December 13, 1995) in accordance with three master leases. The master leases provide for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre. In conjunction with the Sale and Leaseback, the Prop II master lease was cancelled.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(8)   Related Party Transactions, continued
      -------------------------------------

      In order to fund the cost of additions and/or renovations to the theatres leased by the Company from UAR or Prop I, the Company has periodically made advances to UAR. Interest on the advances accrues at the prime rate and amounted to $0.3 million and $0.6 million for the months ended March 31, 1996 and 1995, respectively.

      The Company is a party to a management agreement with UAR. Such management agreement provides for a fee to be paid to the Company in return for certain accounting and management services. These fees are recorded as a reduction of general and administrative expenses in the accompanying condensed consolidated financial statements and approximated $0.1 million and $0.2 million for the three months ended March 31, 1996 and 1995, respectively.

(9)   Income Taxes
      ------------

      The Company and each of its 80% or more owned subsidiaries are included in OSCAR I's consolidated federal income tax returns. Pursuant to a tax sharing agreement with OSCAR I, the Company and each of its 80% or more owned consolidated subsidiaries are allocated a portion of OSCAR I's current federal income tax expense (benefit). Such allocations are determined as if the Company and each of its 80% or more owned consolidated subsidiaries were separate tax paying entities within the consolidated group. For the three months ended March 31, 1996 and 1995, the Company and each of its 80% or more owned consolidated subsidiaries were allocated no current federal income tax expense (benefit) pursuant to such tax sharing agreement as a result of the group's overall net loss position.

      Consolidated subsidiaries in which the Company owns less than 80% file separate federal income tax returns. The current and deferred federal and state income taxes of such subsidiaries are calculated on a separate return basis and are included in the accompanying condensed consolidated financial statements of the Company.

      At March 31, 1996 the Company had deferred tax assets and deferred tax liabilities of approximately $64.3 million and $7.9 million, respectively, relating primarily to the Company's net operating loss carry-forward and the difference between the financial statement and income tax basis in the Company's property and equipment. At March 31, 1996 the Company had recorded a valuation allowance of approximately $56.4 million against the net deferred tax asset.

(10)  Commitments and Contingencies
      -----------------------------

      At March 31, 1996, the Company had outstanding approximately $14.5 million of letters of credit, $12.5 million of which relates to the indebtedness of Prop I.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(10)  Commitments and Contingencies
      -----------------------------

      There are pending legal proceedings by or against the Company involving alleged breaches of contracts, torts, violations of antitrust laws, and miscellaneous other causes of action. In addition, there are various claims against the Company relating to certain leases held by the Company. Although it is not possible to predict the outcome of such legal proceedings, in the opinion of management, such legal proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

      The federal American With Disabilities Act ("ADA") and certain state statutes among other things, require that places of public accommodation, including theatres (both existing and newly constructed) be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres in order to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and for reimbursement of plaintiff's attorney's fees and expenses under certain circumstances. The Company has established a program to review and evaluate the Company's theatres and to make any changes which may be required by the ADA. Although the Company's review and evaluation is ongoing, management believes that the cost of complying with the ADA will not materially adversely affect the Company's financial position, liquidity and results of operations.

      Connie Arnold and Annette Cupolo vs. United Artists Theatre Circuit, Inc. This action was originally filed in the Superior Court, Alameda County, California on July 31, 1991, case number 683090-4. The complaint originally alleged that the Company violated various California statutes and engaged in actions which violated plaintiffs' civil rights by allegedly constructing a theatre which is not lawfully accessible to certain disabled persons. The relief sought included injunctive relief and damages (including statutory damages pursuant to California law). The action was certified by the state court as a class action, although the size of the class was not determined. The amount of statutory damages sought would depend upon the size of the putative class. In February 1993, the defendant removed the case to U. S. District Court for the Northern District of California (Connie Arnold and Annette Cupolo vs. United Artists Theatre Circuit, Inc. d/b/a/ U.A. Emery Bay; and Does 1 through 20, inclusive, case number C 93 0079 TEH). The plaintiffs then amended their complaint to include claims similar to those made in the state court with respect to all of the Company's owned or operated theatres in California. The plaintiffs also added a cause of action alleging violation of the ADA relating to accessibility for certain persons in the theatres in California. The Company then sued, as third-party defendants, various architects who had participated in the design or construction of certain of the Company's theatres located in California.

      In 1994 the plaintiffs and the Company, along with several other parties named as third-party and fourth-party defendants, began a formal mediation process supervised by the court. During the process plaintiffs and the Company agreed to expand the ADA claims to cover all of the Company's theatres throughout the United States and to attempt to involve the United States Department of Justice ("DOJ") in the mediation process and any settlement which might result. The DOJ has consented to joining as a party to the litigation and the settlement agreement.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(10)  Commitments and Contingencies
      -----------------------------

      The plaintiffs, the Company, the DOJ and the third and fourth-party defendants have reached agreement as to the terms and conditions of a settlement agreement, the effectiveness of which is subject to a number of conditions, including approval thereof by the court after conducting one or more hearings. The proposed settlement agreement requires, among other things, that the Company pay certain amounts as damages and for plaintiffs' attorneys' fees, as well as make certain physical modifications to its theatres over a six year period. Such damages and attorneys' fees had previously been accrued by the Company. The third-party defendant architects have agreed to pay a certain amount to the Company as damages.

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                             (Amounts in Millions)
                                  (Unaudited)

                                                          March 31, 1996    December 31, 1995
                                                          --------------    -----------------
                         Assets
                         ------
Cash and cash equivalents..........................       $   10.8                32.5
Notes and other receivables, net...................           28.2                25.1
Prepaid expenses and concession inventory..........           19.3                20.3
Investments and related receivables................           17.3                14.1
Property and equipment, at cost:
   Land............................................           66.2                65.8
   Theatre buildings, equipment and other..........          438.9               428.2
                                                             -----               -----
                                                             505.1               494.0
   Less accumulated depreciation and amortization..         (114.4)             (107.0)
                                                            -------             -------
                                                             390.7               387.0
                                                             -----               -----

Intangible assets, net.............................          157.9               165.8
Other assets, net..................................           19.8                21.0
                                                             -----               -----
                                                          $  644.0               665.8
                                                             =====               =====

           Liabilities and Stockholders' Equity
           ------------------------------------

Accounts payable...................................       $   77.0                88.5
Accrued liabilities................................           25.1                28.3
Other liabilities (note 2).........................           33.9                33.7
Debt (note 4)......................................          459.0               453.7
                                                             -----               -----
   Total liabilities................................         595.0               604.2
                                                             -----               -----

Minority interests in equity of consolidated
   subsidiaries.....................................           7.0                 7.0

Stockholders' equity:
   Preferred stock (note 6).........................         154.4               149.2
   Common stock:
    Class A........................................            0.1                 0.1
    Class B........................................              -                   -
    Class C........................................              -                   -
   Additional paid-in capital.......................          55.9                61.1
   Accumulated deficit..............................        (168.2)             (155.7)
   Cumulative foreign currency
    translation adjustment.........................           (0.2)               (0.1)
                                                              ----                -----
                                                              42.0                54.6
                                                              ----                ----
                                                          $  644.0               665.8
                                                             =====               =====

See accompanying notes to condensed consolidated financial statements.

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                             (Amounts in Millions)
                                  (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                         ------------------
                                                                         1996          1995
                                                                         ----          ----
Revenues:
   Admissions...................................................       $107.3          92.9
   Concession sales.............................................         41.3          34.6
   Other........................................................          5.2           2.8
                                                                       ------         -----
                                                                        153.8         130.3
                                                                       ------         -----

Costs and expenses:
   Direct exhibitions expenses..................................         59.1          48.9
   Direct concession costs......................................          6.6           5.6
   Other operating expenses.....................................         63.0          55.9
   General and administrative...................................          8.5           8.1
   Depreciation and amortization................................         17.2          17.0
                                                                        -----         -----
                                                                        154.4         135.5
                                                                        -----         -----

   Operating loss...............................................         (0.6)         (5.2)

Other income (expense):
   Interest, net (note 4).......................................        (10.2)        (12.7)
   Loss on disposition of assets, net...........................           -           (0.1)
   Share of earnings of affiliates, net.........................           -            0.2
   Minority interests in earnings of consolidated subsidiaries..         (0.2)           -
   Other, net...................................................         (1.1)         (0.7)
                                                                         -----         -----
                                                                        (11.5)        (13.3)
                                                                        ------        ------

   Loss before income tax expense..............................         (12.1)        (18.5)

Income tax expense (note 7).....................................         (0.4)         (0.3)
                                                                         -----         ----

   Net loss.....................................................        (12.5)        (18.8)

Dividends on preferred stock (note 6)...........................         (5.2)         (4.6)
                                                                         -----         -----

   Net loss available to common stockholders....................       $(17.7)        (23.4)
                                                                       =======        ======

See accompanying notes to condensed consolidated financial statements.

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

           Condensed Consolidated Statement of Stockholders' Equity
                             (Amounts in Millions)
                                  (Unaudited)



                                                                               Common              Common             Common
                                                            Preferred           stock               stock              stock
                                                              stock            Class A             Class B            Class C
                                                           -----------         -------             -------            -------

Balance at January 1, 1996............................     $    149.2            0.1                  -                  -
Accretion of dividends on
  preferred stock.....................................            5.2             -                   -                  -
Foreign currency translation adjustment...............            -               -                   -                  -
Net loss..............................................            -               -                   -                  -
                                                            ----------         -------             -------            -------
Balance at March 31, 1996.............................     $    154.4            0.1                  -                  -
                                                            ==========         =======             =======            =======
                                                                                                   Cumulative
                                                            Additional                           foreign currency        Total
                                                             paid-in          Accumulated          translation        stockholders'
                                                             capital           deficit             adjustment            equity
                                                            ----------       -------------       ----------------      ----------

Balance at January 1, 1996............................        61.1              (155.7)               (0.1)                 54.6
Accretion of dividends on
  preferred stock.....................................        (5.2)                -                    -                   -
Foreign currency translation adjustment...............        -                    -                  (0.1)                 (0.1)
Net loss..............................................        -                  (12.5)                 -                  (12.5)
                                                            -------          -------------          --------           ----------
Balance at March 31, 1996.............................        55.9              (168.2)               (0.2)                 42.0
                                                            =======          =============          ========           ==========

See accompanying notes to condensed consolidated financial statements.

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flow
                             (Amounts in Millions)
                                  (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                         ------------------
                                                                         1996          1995
                                                                         ----          ----
Net cash used in operating activities...........................       $(10.1)         (9.1)
                                                                       ------          ----

Cash flow from investing activities:
   Capital expenditures.........................................        (19.6)        (19.9)
   Decrease in construction in progress, net....................          0.7           1.0
   Increase in receivable from sale and leaseback escrow funds..         (5.0)           -
   Cash paid for minority interest holdings.....................           -          (10.0)
   Other, net...................................................         (3.7)         (0.7)
                                                                       ------          -----

   Net cash used in investing activities........................        (27.6)        (29.6)
                                                                       ------         ------

Cash flow from financing activities:
   Debt borrowings..............................................         15.9          51.0
   Debt repayments..............................................        (10.8)        (15.1)
   Increase (decrease) in cash overdraft........................         11.0          (3.7)
   Other, net...................................................         (0.1)         (0.1)
                                                                       ------          -----

   Net cash provided by financing activities....................         16.0          32.1
                                                                       ------          ----

   Net decrease in cash.........................................        (21.7)         (6.6)

Cash and cash equivalents:
   Beginning of period........................................           32.5          12.8
                                                                       ------          ----

   End of period..............................................         $ 10.8           6.2
                                                                        =====          ====

Reconciliation of net loss to net cash used in
   operating activities:
Net loss......................................................         $(12.5)        (18.8)
Effect of leases with escalating minimum annual rentals.......            0.7           0.4
Depreciation and amortization.................................           17.2          17.0
Loss on disposition of assets, net............................             -            0.1
Share of earnings of affiliates, net..........................             -           (0.2)
Minority interests in earnings of consolidated subsidiaries...            0.2            -
(Increase) decrease in receivables, prepaid expenses and
   other assets, net............................................         (0.3)          1.7
Decrease in accounts payable, accrued liabilities
   and other liabilities, net...................................        (15.4)         (9.3)
                                                                       ------          ----

   Net cash used in operating activities......................         $(10.1)         (9.1)
                                                                       ======          ====

See accompanying notes to condensed consolidated financial statements.

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                                March 31, 1996
                                  (Unaudited)


(1)   General Information
      -------------------

      Oscar I Corporation, a Delaware Corporation ("OSCAR I") was formed in February 1992 for the purpose of purchasing United Artists Theatre Circuit, Inc. ("UATC") from an affiliate of Tele-Communications, Inc. ("TCI"). OSCAR I is owned by an investment fund managed by affiliates of Merrill Lynch Capital Partners, Inc. ("MLCP") and certain institutional investors (collectively, the "Non-Management Investors"), Mr. Stewart D. Blair (Chairman and Chief Executive Officer of UATC) and certain other members of UATC's management. On May 12, 1992, OSCAR I purchased all of the outstanding common stock of UATC from an affiliate of TCI (the "Acquisition") for approximately $544.0 million.

      Simultaneously with the Acquisition, the Non-Management Investors formed OSCAR II Corporation, a Delaware corporation ("OSCAR II") and acquired from an affiliate of TCI all of the outstanding capital stock of United Artists Realty Company, a Delaware corporation ("UAR") and its subsidiaries, United Artists Properties I Corp. ("Prop I") and United Artists Properties II Corp. ("Prop II"). UAR, Prop I and Prop II were the owners and lessors of certain operating theatre properties leased to and operated by UATC and its subsidiaries. Certain mortgage debt of UAR, Prop I and Prop II, which was secured by their theatre properties, remained outstanding after the acquisition by OSCAR II. On February 28, 1995, OSCAR I merged with OSCAR II. A total of 104,933 shares of OSCAR I's common stock were exchanged for all of the outstanding shares of OSCAR II.

      In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made in the accompanying interim condensed consolidated financial statements which are necessary to present fairly the financial position of OSCAR I and the results of its operations. Interim results are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the audited December 31, 1995 consolidated financial statements and notes thereto included as part of UATC's Form 10-K.

(2)   Sale and Leaseback
      ------------------

      On December 13, 1995, OSCAR I entered into a sale and leaseback transaction (the "Sale and Leaseback") whereby the buildings and land underlying 31 of its operating theatres and four theatres currently under development were sold to, and leased back from, the 1995-A United Artists Pass Through Trust (the "Pass Through Trust"), an unaffiliated third party. The proceeds related to the four theatres under development (approximately $22.0 million) were deposited into an escrow account and will be used by OSCAR I to fund substantially all of the construction costs associated with the four theatres.

      OSCAR I realized a net gain of approximately $12.1 million as a result of the Sale and Leaseback. For financial statement purposes, this gain has been deferred and will be recognized over the term of the lease as a reduction of rent expense.

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(3)   Supplemental Disclosure of Cash Flow Information
      ------------------------------------------------

      Cash payments for interest were $7.8 million and $9.8 million for the three months March 31, 1996 and 1995, respectively.

      OSCAR I accrued $5.2 million and $4.6 million of dividends during the three months ended March 31, 1996 and 1995, respectively, on its preferred stock.

(4)   Debt
      ----

      Debt is summarized as follows (amounts in millions):

                                                               March 31,
                                                            ---------------
                                                            1996       1995
                                                            ----       ----
             UATC Bank Credit Facility (a).............. $ 255.0      250.0
             UATC Senior Secured Notes (b)..............   125.0      125.0
             UATC Other (c).............................     8.6        8.2
             UAR Promissory Notes (d)...................    13.8       13.8
                                                          ------      -----
             Prop I Mortgage Notes (e)..................    56.6       56.7
                                                          ------      -----
                                                         $ 459.0      453.7
                                                          ======      =====

      (a) On May 1, 1995, UATC restated its existing bank credit facility to principally provide for additional term and revolving loan commitments, to extend the final maturity of the facility and reduce interest rate borrowing spreads. The restated bank credit facility (the "Bank Credit Facility") provides for term loans aggregating $250.0 million (the "Term Loans), a reducing revolving loan with commitments aggregating $87.5 million (the "Revolving Facility") and standby letters of credit aggregating $12.5 million (the "Standby Letters of Credit"). Principal on the Term Loans is payable in escalating semi-annual installments commencing December 31, 1996, with a final installment due March 31, 2002. The aggregate commitments available for borrowing under the Revolving Facility decline each year commencing December 31, 1997 through March 31, 2002. Borrowings under the Bank Credit Facility provide for interest to be accrued at varying rates depending on the ratio of indebtedness to annualized operating cash flow, as defined. Interest is payable at varying dates depending on the type of rate selected by UATC, but no less frequently than once each 90 days. The Bank Credit Facility contains certain provisions that require the maintenance of certain financial ratios and place limitations on additional indebtedness, disposition of assets and payment of dividends. The Bank Credit Facility is secured by the stock of UATC, substantially all of UATC's subsidiaries and is guaranteed by OSCAR I and substantially all of UATC's subsidiaries.

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(4)   Debt, continued
      ---------------

      (b) The senior secured notes (the "Senior Secured Notes") are due May 1, 2002 and require repayments prior to maturity of $31.25 million on May 1, 2000 and on May 1, 2001. The Senior Secured Notes accrue interest at 11 1/2% per annum, which is payable semi-annually. The Senior Secured Notes place limitations on, among other things, additional indebtedness, disposition of assets and payment of dividends. The Senior Secured Notes are secured on a pari-passu
                                                                 ----------
            basis with the Bank Credit Facility by the Stock of UATC, substantially all of the UATC's subsidiaries and UAR, and are guaranteed on a pari-passu basis with the Bank Credit Facility by
                            ----------
            OSCAR I and substantially all of UATC's subsidiaries.

      (c) UATC's other debt at March 31, 1996 consists of various term loans, mortgage notes, capital leases and other borrowings. This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through March 1, 2006.

      (d) In conjunction with the acquisitions of certain theatres prior to the Acquisition, UAR issued $51.6 million of non-interest bearing promissory notes to the sellers. Principal on the promissory notes is due quarterly through October 1999. For financial statement purposes, the promissory notes were discounted at UAR's effective borrowing rate on the date the promissory notes were executed.

      (e) The Prop I first mortgage notes (the "Prop I Notes") bear interest at 11.15% per annum. Principal and interest are payable in monthly installments, with a lump sum payment of principal and accrued, but unpaid, interest due on November 1, 1998. The Prop I Notes are secured by a first mortgage on Prop I's theatre properties, an assignment of the lease agreement with UATC, and $12.5 million of bank letters of credit provided by UATC. The Indenture of Mortgage, among its other provisions, contains limitations on the sale and/or substitution of properties and a limitation on any additional debt incurred by Prop I other than intercompany advances.

      At March 31, 1996, UATC was party to interest rate cap agreements on $125.0 million of floating rate debt which provide for a LIBOR interest rate cap ranging between 6 1/2% and 7 1/2% and expire at various dates through 1997. UATC is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements. As UATC has historically received payments relating to such interest rate cap agreements, UATC does not anticipate such non-performance in the future. UATC amortizes the cost of its interest rate cap agreements to interest expense over the life of the agreement. Amounts received from the counterparties to the interest rate cap agreements are recorded as a reduction of interest expense.

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(4)   Debt, continued
      ---------------

      At March 31, 1996, UATC had approximately $82.5 million of unused revolving loan commitments pursuant to the Bank Credit Facility, $2.0 million of which has been used for the issuance of letters of credit. UATC pays commitment fees of 1/2% per annum on the average unused revolver commitments.

(5)   Disclosures About Fair Value of Financial Instruments
      -----------------------------------------------------

      At March 31, 1996 the fair value of OSCAR I's cash and cash equivalents, outstanding borrowings under the Bank Credit Facility and interest rate cap agreements approximated their carrying amount and the fair value of the Senior Secured Notes was approximately $130.4 million.

(6)   Preferred Stock
      ---------------

      The OSCAR I preferred stock is redeemable any time at the option of OSCAR I at its stated liquidation value plus accrued and unpaid dividends. Dividends accrue at a rate of 8% through December 31, 1995, 9% through December 31, 1996 and 14% thereafter, and are payable in cash or in kind through December 31, 1996. Dividends subsequent to December 31, 1996 are required to be paid in cash unless any senior debt facility of OSCAR I or UATC restricts payment. Currently, such restrictions exist. The preferred stock contains certain restrictions on, among other things, the incurrence of additional indebtedness by OSCAR I or its subsidiaries. Due to the perpetual nature of the preferred stock and the escalating terms of the required dividend rates, for financial statement purposes dividends have been accrued at a 14% per annum rate. At March 31, 1996, the actual redemption value in accordance with the terms of the preferred stock was approximately $125.2 million.

(7)   Income Taxes
      ------------

      Consolidated subsidiaries in which OSCAR I owns less than 80% file separate federal income tax returns. The current and deferred federal and state income taxes of such subsidiaries are calculated on a separate return basis and are included in the accompanying condensed consolidated financial statements of OSCAR I.

      At March 31, 1996 OSCAR I had deferred tax assets and deferred tax liabilities of approximately $68.9 million and $11.2 million, respectively, relating primarily to OSCAR I's net operating loss carry-forward and the difference between the financial statement and income tax basis in OSCAR I's property and equipment. At March 31, 1996 OSCAR I had recorded a valuation allowance of approximately $57.7 million against the net deferred tax asset.

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(8)   Commitments and Contingencies
      -----------------------------

      There are pending legal proceedings by or against OSCAR I and/or its subsidiaries involving alleged breaches of contracts, torts, violations of antitrust laws, and miscellaneous other causes of action. In addition, there are various claims against OSCAR I and/or its subsidiaries relating to certain of the leases held by OSCAR I and/or its subsidiaries. Although it is not possible to predict the outcome of such legal proceedings, in the opinion of management, such legal proceedings will not have a material adverse effect on the OSCAR I's financial position, liquidity or results of operations.

      The federal Americans With Disabilities Act of 1990 (the "ADA"), and certain state statutes among other things, require that places of public accommodation, including theatres (both existing and newly constructed) be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres in order to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and for reimbursement of plaintiff's attorneys' fees and expenses under certain circumstances. OSCAR I has established a program to review and evaluate OSCAR I's theatres and to make any changes which may be required by the ADA. Although OSCAR I's review and evaluation is on-going, management believes that the cost of complying with the ADA will not materially adversely affect the Company's financial position, liquidity or results of operations.

      Connie Arnold and Annette Cupolo vs. United Artists Theatre Circuit, Inc. This action was originally filed in the Superior Court, Alameda County, California on July 31, 1991, case number 683090-4. The complaint originally alleged that UATC violated various California statutes and engaged in actions which violated plaintiffs' civil rights by allegedly constructing a theatre which is not lawfully accessible to certain disabled persons. The relief sought included injunctive relief and damages (including statutory damages pursuant to California law). The action was certified by the state court as a class action, although the size of the class was not determined. The amount of statutory damages sought would depend upon the size of the putative class. In February 1993, the defendant removed the case to U. S. District Court for the Northern District of California (Connie Arnold and Annette Cupolo vs. United Artists Theatre Circuit, Inc. d/b/a/ U.A. Emery Bay; and Does 1 through 20, inclusive, case number C 93 0079 TEH). The plaintiffs then amended their complaint to include claims similar to those made in the state court with respect to all of UATC's owned or operated theatres in California. The plaintiffs also added a cause of action alleging violation of the ADA relating to accessibility for certain persons in the theatres in California. UATC then sued, as third-party defendants, various architects who had participated in the design or construction of certain of the Company's theatres located in California.

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(8)   Commitments and Contingencies
      -----------------------------

      In 1994 the plaintiffs and UATC, along with several other parties named as third-party and fourth-party defendants, began a formal mediation process supervised by the court. During the process plaintiffs and the Company agreed to expand the ADA claims to cover all of the Company's theatres throughout the United States and to attempt to involve the United States Department of Justice ("DOJ") in the mediation process and any settlement which might result. The DOJ has consented to joining as a party to the litigation and the settlement agreement.

      The plaintiffs, UATC, the DOJ and the third and fourth-party defendants have reached agreement as to the terms and conditions of a settlement agreement, the effectiveness of which is subject to a number of conditions, including approval thereof by the court after conducting one or more hearings. The proposed settlement agreement requires, among other things, that UATC pay certain amounts as damages and for plaintiffs' attorneys' fees, as well as make certain physical modifications to its theatres over a six year period. Such damages and attorneys' fees had previously been accrued by UATC. The third-party defendant architects have agreed to pay a certain amount to UATC as damages.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes thereto. Such financial statements provide additional information regarding the Company's financial activities and condition.

During December 1995, the remaining 11 theatres owned by Prop II subsequent to the Sale and Leaseback were contributed to the Company. The contribution of these theatres has been accounted for in a manner similar to a pooling of interests, and accordingly, the Company's financial statements have been restated to include these theatres as if they had been owned for all of such periods. The following discussion of the Company's results of operations takes into consideration the restatement of the Company's financial statements.

                             RESULTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995

The following table summarizes certain operating data of the Company's theatres (dollars in millions, except admissions per weighted average operating theatre, admissions per weighted average operating screen and concession sales per weighted average operating theatre):

                                                    Three Months                     %
                                                  Ended March 31,                Increase
                                               -----------------------
                                                1996              1995          (Decrease)
                                               -----              ----          ----------
  Operating Theatres (1)
   Revenue:
     Admissions............................  $  107.3             92.9             15.5%
     Concession sales......................      41.3             34.6             19.4
     Other.................................       4.8              2.5             92.0
   Operating Expenses:
     Direct exhibition expenses............      59.1             48.9             20.9
     Direct concession costs...............       6.6              5.6             17.9
     Personnel expense.....................      23.0             21.8              5.5
     Rent expense..........................      20.7             17.3             19.2
     Other operating expenses..............      22.0             20.4              7.8

   Weighted Avg. Operating Theatres(2).....       408              414             (1.5)
   Weighted Avg. Operating Screens(2)......     2,325            2,258              3.0
   Weighted Avg. Screens Per Theatre.......       5.7              5.5              4.5
   Admissions Per Weighted Avg. Operating
    Theatre................................  $262,990          224,396             17.2
   Admissions Per Weighted Average
    Operating Screen.......................  $ 46,151           41,143             12.2
   Concession Sales Per Weighted Average
    Operating Theatre......................  $101,225           83,575             21.1

(1) The operating theatres include revenue and expenses of all theatres operated by the Company which are more than 50% owned.

(2) Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.

REVENUE FROM OPERATING THEATRES
- -------------------------------

ADMISSIONS: Admissions revenue and admissions revenue per weighted average screen increased 15.5% and 12.2%, respectively, during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, primarily as a result of a 13.4% increase in attendance and a 1.8% increase in the average ticket price. The increase in attendance was primarily due to the success of several films released during the 1995 holidays which carried over into 1996 such as Toy Story, Waiting to Exhale, Jumanji, Heat and Grumpier Old Men and to the success of films released during the first quarter of 1996 such as 12 Monkeys, Mr. Holland's Opus, Broken Arrow, Rumble in the Bronx, Up Close and Personal, Birdcage and Executive Decision versus the general lack of success of films released during the first quarter of 1995. Admissions per weighted average operating theatre increased 17.2% primarily as a result of the increased attendance and average ticket price discussed above and to the new theatres opened by the Company during the latter part of 1995 and the sale or closure of several smaller (in terms of screens) theatres.

CONCESSIONS: Concession sales revenue increased 19.4% during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, primarily as a result of the increased attendance discussed above and to a 5.4% increase in the average concession sale per patron. Concession sales per weighted average operating theatre increased 21.1% during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The increases in the average concession sale per patron and concession sales per weighted average operating theatre were attributable to the Company's increased emphasis on training, the installation of bulk candy stands in May 1995, the renovation of concession stands at certain existing theatres, the opening of several new theatres with more efficient concession operations and the closure or sale of certain less efficient older theatres.

OTHER: Other revenue is derived primarily from on-screen advertising, electronic video games located in theatre lobbies, the rental of theatres by the Company's newly formed Proteus Network(TM) for satellite networked and non-networked corporate meetings, seminars and other training/educational uses, non-theatrical related revenue from the Company's Starport(TM) entertainment centers and other miscellaneous revenue. Other revenue increased 92.0% (or $2.3 million) during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 primarily as a result of the Company's circuit-wide pre-show slide advertising program initiated in the middle of 1995, revenue from the Company's Starport(TM) entertainment center in Indianapolis which opened in September 1995 and revenue from the Proteus Network(TM).

OPERATING EXPENSES FROM OPERATING THEATRES
- ------------------------------------------

DIRECT EXHIBITION EXPENSES: Direct exhibition expenses include film rentals and film and theatre advertising costs. Such expenses increased 20.9% during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, primarily as a result of the increase in admissions discussed above. Direct exhibition expenses as a percentage of admissions revenue were 55.1% and 52.6% for the three months ended March 31, 1996 and 1995, respectively. The increase in the direct exhibition percentage relates primarily to an increase in the percentage of revenue from higher cost 1995 holiday films which held over into the first quarter of 1996 and a greater number of successful films released during the first quarter of 1996, and to increased pre-opening advertising costs associated with the theatres opened during the latter part of 1995 and during 1996.

DIRECT CONCESSION COSTS: Direct concession costs include direct concession product costs and concession promotional expenses. Such costs increased 17.9% during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, primarily as a result of the increased concession sales revenue discussed above. Direct concession costs as a percentage of concession sales revenue were 16.0% and 16.2% for the three months ended March 31, 1996 and 1995, respectively. The slight decrease in the concession cost percentage for the three months ended March 31, 1996 as compared to March 31, 1995 was primarily due to reduced promotional expenses, partially offset by higher costs attributable to the sale of bulk candy.

PERSONNEL EXPENSE: Personnel expense includes the salary and wages of the theatre manager and all theatre staff, commissions on concession sales, payroll taxes and employee benefits. Personnel expense increased 5.5% during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, primarily as a result of the increased attendance and concession sales and the increase in the number of Proteus Network(TM) events discussed above, partially offset by a program at the theatre level to focus on more efficient scheduling of payroll hours. Personnel costs as a percentage of total revenue declined to 15.0% in 1996 versus 16.8% in 1995.

RENT EXPENSE: Rent expense consists primarily of theatre base rentals as well as contingent rentals that are a function of the underlying theatre's revenue over an agreed upon breakpoint. Rent expense increased 19.2% during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, primarily as a result of increased percentage rent, higher base rentals on newly opened theatres and rent associated with the Sale and Leaseback, partially offset by fewer weighted average operating theatres. Excluding the rent associated with the Sale and Leaseback, rent expense during the three months ended March 31, 1996 increased only 13.9% as compared to 1995.

OTHER OPERATING EXPENSES: Other operating expenses consist of utilities, repairs and maintenance, insurance, real estate and other taxes, supplies and other miscellaneous operating expenses. Other operating expenses increased 7.8% during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, primarily as a result of the increase in theatre attendance, normal inflationary increases and an increase in the number of weighted average operating screens.

The revenue and operating expenses discussed above are incurred exclusively within the Company's theatres. The other expense discussions below reflect the combined expenses of corporate, divisional, district and theatre operations.

GENERAL AND ADMINISTRATIVE EXPENSE
- ----------------------------------

General and administrative expense consists primarily of costs associated with the Company's corporate headquarters, film booking and three general manager and 15 district theatre operations offices (generally located in theatres). Such expenses increased $0.4 million for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, primarily as a result of normal annual salary adjustments as well increased professional and legal fees associated with the Connie Arnold settlement discussed below.

DEPRECIATION AND AMORTIZATION
- -----------------------------

Depreciation and amortization expense includes the depreciation of theatre buildings and equipment and the amortization of theatre lease costs and certain non-compete agreements. Depreciation and amortization increased $0.7 million during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, primarily due to depreciation charges on the Company's theatres opened during the latter part of 1995 and during 1996.

INTEREST
- --------

Interest expense decreased $0.6 million for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, due to lower market interests rates on floating rate borrowings, partially offset by slightly higher average debt balances.

NET LOSS
- --------

During the three months ended March 31, 1996, the Company incurred a net loss of $12.8 million compared to a net loss of $17.5 million for the three months ended March 31, 1995. This decrease relates primarily to the increases in theatrical revenue related to higher attendance and higher concession sales per attendee and increases in Proteus Network(TM) and on-screen advertising revenue for the three months ended March 31, 1996 discussed above and to increased theatrical operating margins.

                        LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1996, $11.3 million of cash was used in operating activities. This operating use of cash in addition to $27.2 million of cash used for capital expenditures and other investing activities, was provided by $15.7 million of financing activities and cash balances available at December 31, 1995.

Substantially all of the Company's admissions and concession sales revenue are collected in cash. Due to the unfavorable interest rate spread between bank facility borrowings and cash investments, the Company seeks to use all of its available cash to repay its revolving bank borrowings and borrow under those facilities as cash is required. The Company benefits from the fact that film expenses (except for films that require advances or guarantees) are usually paid 15 to 45 days after the admissions revenue is collected.

The Company's results of operations and cash resources provided by operating activities are subject to seasonal fluctuations in attendance which corresponds to periods when there is a greater availability of popular motion pictures during the period from Memorial Day through Labor Day and during the Easter, Thanksgiving and Christmas holidays. During periods in which there is not an abundant supply of successful motion pictures, the Company uses availability under its revolving credit facilities to provide additional funding for its working capital needs and repays those facilities during periods of higher attendance.

On February 28, 1995, UAR's parent company, OSCAR II was merged into the Company's parent company OSCAR I. As a result of this merger, OSCAR II ceased to exist and OSCAR I became the parent company of both the Company and UAR. In accordance with the terms of the Bank Credit Facility and Senior Secured Notes, the stock of UAR was pledged as additional collateral for such borrowings. The Company estimates the market value of properties (primarily land, building and equipment associated with operating theatres) owned by UAR and its subsidiaries is significantly in excess of the mortgage and other debt of UAR and its subsidiaries.

Effective May 1, 1995, the Company refinanced and restated its Bank Credit Facility to correspond with the Company's current capital and corporate structure and its current business plan. The Bank Credit Facility provides for a $250 million delayed draw term loan, $87.5 million of revolving loan and letters of credit commitments, and $12.5 million of standby letters of credit. The Bank Credit Facility has reduced the floating interest rate spreads paid by the Company and extended the average life of the Company's bank debt by requiring semi-annual principal payments on term loans commencing December 31, 1996, and extending the maturity date to March 31, 2002.

On December 13, 1995, the Company entered into the Sale and Leaseback whereby the land and buildings underlying ten of its operating theatres and four theatres under development were sold to, and leased back from, the United Artists Theatre Circuit, Inc. 1995-A Pass Through Trust (the "Pass Through Trust"), an unaffiliated third party. The sale proceeds relating to the ten operating theatres were used to pay certain transaction expense and repay outstanding revolving bank debt of the Company, with the excess being held in short term cash investments. The proceeds related to the four theatres under development (approximately $22.0 million) were deposited into an escrow account and will be used to fund substantially all of the construction costs associated with the four theatres. In addition, 17 theatres owned by Prop II were sold to the Pass Through Trust and leased back to the Company. Substantially all of the proceeds from the Prop II sale were used to retire all of Prop II's mortgage debt and pay transaction expenses.

During December 1995, the remaining 11 theatres owned by Prop II were contributed to the Company, the Prop II master lease with the Company was terminated and the $12.5 million of letters of credit established by the Company to guarantee the Prop II mortgage debt were canceled. The contribution of these theatres has been accounted for in a manner similar to a pooling of interests whereby the historical carrying value of the theatres and related equity was contributed. In addition to the contribution of the remaining Prop II theatres, the equipment in the 17 Prop II theatres included in the Sale and Leaseback was contributed to the Company.

The Company is continuously looking for attractive theatre development opportunities within the United States and certain countries outside of the United States which have strategic significance and offer attractive returns and growth potential. Theatres developed outside of the United States, are generally developed in conjunction with local strategic partners. In addition, in an effort to attract additional theatre patrons and increase theatre operating results, the Company is developing entertainment centers called Starports(TM). The Starport(TM) entertainment centers will typically consist of a multi-plex theatre (10 screens or more), a Showscan(TM) motion theatre, one or more virtual reality attractions and expanded food operations. The Starports(TM) will operate during the same periods as the theatre and require little incremental management overhead to operate. In addition, most of the Starport(TM) attractions outside of the multiplex theatre will be funded, owned and/or developed jointly with the technology or equipment provider.

In an effort to limit the amount of investment exposure on any one project, the Company typically develops theatre projects where the land and building is leased through long-term operating leases. However, where such lease transactions are not available, the Company will invest in the land and development of the entire theatre facility (fee-owned) and then seek to enter into a sale and leaseback transaction subsequent to the opening of the theatre. Regardless of whether the theatre is fee-owned or leased, in most cases the equipment and other theatre fixtures are owned by the Company. For the three months ended March 31, 1996, the Company invested approximately $18.5 million in: (i) six theatres (53 screens) which opened during 1995, (ii) two theatres (18 screens) which opened in 1996, (iii) construction on an additional 10 theatres (101 screens) which the Company intends to open during the remainder of 1996, and (iv) renovations and recurring maintenance to certain existing theatres and corporate capital expenditures. In addition, during the three months ended March 31, 1996, the Company's 50% owned Hong Kong joint venture acquired one existing theatre (two screens) with cash held in the venture's Hong Kong bank accounts.

At March 31, 1996, the Company had entered into theatre construction and equipment commitments aggregating approximately $69.0 million for theatres which the Company intends to open during the next two years. Such amount relates only to projects in which the Company had executed a definitive lease agreement and for which construction had started. Of the committed amount, approximately $22.0 million will be funded from the Sale and Leaseback proceeds currently held in escrow.

During March 1996, the Company initiated a plan to increase its efforts to dispose of, through sale or lease terminations, certain of its operating theatres and real estate which are not considered part of its long-term strategic plans. This increased emphasis on the disposal of non-strategic or underperforming theatres and/or real estate is expected to involve as many as 99 theatres (382 screens). Net proceeds from these increased disposition efforts will be used to repay existing debt and/or redeployed into new higher margin theatres. While there can be no assurance that such sales or lease termination efforts will be successful, negotiations have been initiated with respect to several theatres.

During the three months ended March 31, 1996, the Company sold two theatres (five screens) and closed two theatres (nine screens). Subsequent to March 31, 1996, the Company closed three theatres (nine screens) and completed contracts for the sale of 11 theatres (67 screens) for aggregate proceeds of $5.6 million. The theatres which were sold and closed were non-strategic and/or unprofitable and were not considered part of the Company's long-term strategic plans.

Management believes its cash flow from operations, borrowings under its Bank Credit Facility, the proceeds from asset sales and the proceeds from the Sale and Leaseback held in escrow will be sufficient to fund its debt service, capital expenditures and other investments, and other liquidity requirements for the foreseeable future.

                                     OTHER

The federal government and certain states are currently contemplating legislation to increase the federal minimum hourly wage over a two year period. Should legislation be passed into law which covers all hourly wage employees, it will increase the aggregate average hourly wage paid by the Company. However, as such increased hourly payroll costs may result in a change in the Company's theatre staffing levels and/or ticket pricing policies, the effect of such legislation is not expected to have a material adverse affect on the Company's results of operations or financial condition.

Due to the Company's current reliance on the supply of successful motion pictures, any extended period of poorly performing motion pictures and/or any significant disruption in the production of quality motion pictures by the major motion picture production companies or independent producers may have an adverse effect on the Company's results of operations.

The ADA and certain state statutes among other things, require that places of public accommodation, including theatres (both existing and newly constructed) be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres in order to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and for reimbursement of plaintiff's attorney's fees and expenses under certain circumstances. The Company has established a program to review and evaluate the Company's theatres and to make any changes which may be required by the ADA. Although the Company's review and evaluation is on-going, management believes that the cost of complying with the ADA will not materially adversely affect the Company's financial position, liquidity and results of operations.

Connie Arnold and Annette Cupolo vs. United Artists Theatre Circuit, Inc. This action was originally filed in the Superior Court, Alameda County, California on July 31, 1991, case number 683090-4. The complaint originally alleged that the Company violated various California statutes and engaged in actions which violated plaintiffs' civil rights by allegedly constructing a theatre which is not lawfully accessible to certain disabled persons. The relief sought included injunctive relief and damages (including statutory damages pursuant to California law). The action was certified by the state court as a class action, although the size of the class was not determined. The amount of statutory damages sought would depend upon the size of the putative class. In February 1993, the defendant removed the case to U. S. District Court for the Northern District of California (Connie Arnold and Annette Cupolo vs. United Artists Theatre Circuit, Inc. d/b/a/ U.A. Emery Bay; and Does 1 through 20, inclusive, case number C 93 0079
TEH). The plaintiffs then amended their complaint to include claims similar to those made in the state court with respect to all of the Company's owned or operated theatres in California. The plaintiffs also added a cause of action alleging violation of the ADA relating to accessibility for certain persons in the theatres in California. The Company then sued, as third-party defendants, various architects who had participated in the design or construction of certain of the Company's theatres located in California.

In 1994 the plaintiffs and the Company, along with several other parties named as third-party and fourth-party defendants, began a formal mediation process supervised by the court. During the process plaintiffs and the Company agreed to expand the ADA claims to cover all of the Company's theatres throughout the United States and to attempt to involve the United States Department of Justice ("DOJ") in the mediation process and any settlement which might result. The DOJ has consented to joining as a party to the litigation and the settlement agreement.

The plaintiffs, the Company, the DOJ and the third and fourth-party defendants have reached agreement as to the terms and conditions of a settlement agreement, the effectiveness of which is subject to a number of conditions, including approval thereof by the court after conducting one or more hearings. The proposed settlement agreement requires, among other things, that the Company pay certain amounts as damages and for plaintiffs' attorneys' fees, as well as make certain physical modifications to its theatres over a six year period. Such damages and attorneys' fees had previously been accrued by the Company. In addition, the third-party defendant architects have agreed to pay a certain amount to the Company as damages.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        UNITED ARTISTS THEATRE CIRCUIT, INC.
                                        (Registrant)



                                        /S/ Kurt C. Hall
                                        ----------------------------------------
                                        BY:  Kurt C. Hall
                                             Executive Vice President
                                             and Chief Financial Officer



Date:  May 14, 1996