Form 10-Q
period 1996-06-30
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 1996-08-13
CIK 889570

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                                 F O R M  10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996

                                    OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________


Commission File Numbers  33-49598
                         333-1024


                     UNITED ARTISTS THEATRE CIRCUIT, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Maryland                                13-1424080
  -------------------------------                --------------------
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                 Identification No.)


9110 East Nichols Avenue, Suite 200
Englewood, CO                                            80112
- ----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (303) 792-3600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X      No
                       ---        ---

The number of shares outstanding of $1.00 par value common stock at August 9, 1996 was 100 shares.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                                 JUNE 30, 1996
                                  (UNAUDITED)

                               TABLE OF CONTENTS


PART I      FINANCIAL INFORMATION                                                                  PAGE NUMBER
                                                                                                   -----------
   Item 1.     Financial Statements
  -------     --------------------

  UNITED ARTISTS THEATRE CIRCUIT, INC.
              Condensed Consolidated Balance Sheets .................................................... 3
              Condensed Consolidated Statements of Operations .......................................... 4
              Condensed Consolidated Statement of Stockholder's Equity ................................. 5
              Condensed Consolidated Statements of Cash Flow ........................................... 6
              Notes to Condensed Consolidated Financial Statements ..................................... 7

  GUARANTOR - OSCAR I CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Balance Sheets ................................................... 14
              Condensed Consolidated Statements of Operations ......................................... 15
              Condensed Consolidated Statement of Stockholders' Equity ................................ 16
              Condensed Consolidated Statements of Cash Flow .......................................... 17
              Notes to Condensed Consolidated Financial Statements .................................... 18

  Item 2.     Management's Discussion and Analysis of
  -------     ---------------------------------------
                 Financial Condition and Results of Operations ........................................ 24
                 ---------------------------------------------

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                             (Amounts in Millions)
                                  (Unaudited)

                                                        June 30, 1996     December 31, 1995
                                                        -------------     -----------------
                  Assets
                  ------

Cash and cash equivalents..........................        $  19.7                32.4
Notes and other receivables, net...................           40.0                35.0
Prepaid expenses and concession inventory..........           15.4                20.3
Investments and related receivables................           18.0                14.1
Property and equipment, at cost:
 Land..............................................           34.0                35.0
 Theatre buildings, equipment and other............          402.4               370.3
                                                           -------              ------
                                                             436.4               405.3
 Less accumulated depreciation and amortization....         (110.6)              (99.0)
                                                           -------              ------
                                                             325.8               306.3
                                                           -------              ------
Intangible assets, net.............................          149.0               165.8
Other assets, net..................................           18.3                20.3
                                                           -------              ------
                                                           $ 586.2               594.2
                                                           =======              ======

           Liabilities and Stockholders Equity
           -----------------------------------

Accounts payable...................................        $  83.7                88.5
Accrued liabilities................................           23.9                27.0
Other liabilities..................................           21.5                21.4
Debt (note 5)......................................          403.3               383.2
                                                           -------              ------
 Total liabilities.................................          532.4               520.1
                                                           -------              ------

Minority interests in equity of consolidated
 subsidiaries......................................            7.2                 7.0

Stockholders equity:
 Preferred stock (note 7)..........................          159.6               149.2
 Common stock......................................              -                   -
 Additional paid-in capital........................           63.1                73.5
 Accumulated deficit...............................         (176.7)             (155.9)
 Cumulative foreign currency
  translation adjustment...........................           (0.1)               (0.1)
 Intercompany account..............................            0.7                 0.4
                                                           -------              ------
                                                              46.6                67.1
                                                           -------              ------
                                                           $ 586.2               594.2
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

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                             (Amounts in Millions)
                                  (Unaudited)

                                              Three Months     Six Months     Three Months     Six Months
                                                 Ended           Ended           Ended           Ended
                                             June 30, 1996   June 30, 1996   June 30, 1995*  June 30, 1995*
                                             --------------  --------------  --------------  --------------
Revenue:
  Admissions...............................         $114.9           222.2           115.0           207.9
  Concession sales.........................           46.1            87.4            45.2            79.8
  Other....................................            5.3            10.1             2.7             5.2
                                                    ------           -----           -----           -----
                                                     166.3           319.7           162.9           292.9
                                                    ------           -----           -----           -----

Costs and expenses:
  Film rental and advertising..............           61.8           120.4            62.9           111.6
  Direct concession costs..................            7.3            13.9             7.3            12.9
  Other operating expenses (note 8)........           66.0           129.5            59.6           115.7
  Affiliate lease rentals (notes 2 and 8)..            2.7             5.4             3.5             7.1
  General and administrative (note 8)......            8.4            16.7             7.9            15.8
  Depreciation and amortization............           17.5            34.0            16.2            32.0
                                                    ------           -----           -----           -----
                                                     163.7           319.9           157.4           295.1
                                                    ------           -----           -----           -----

  Operating income (loss)..................            2.6            (0.2)            5.5            (2.2)

Other income (expense):
  Interest, net (notes 5 and 8)............           (9.7)          (18.0)          (10.1)          (19.0)
  Loss on disposition of assets, net.......              -               -            (2.3)           (2.4)
  Share of earnings of affiliates, net.....              -               -             0.1             0.3
  Minority interests in earnings of
    consolidated subsidiaries..............           (0.3)           (0.5)           (0.7)           (0.7)
  Other, net...............................           (0.3)           (1.4)           (0.5)           (1.2)
                                                    ------           -----           -----           -----
                                                     (10.3)          (19.9)          (13.5)          (23.0)
                                                    ------           -----           -----           -----

  Loss before income tax expense...........           (7.7)          (20.1)           (8.0)          (25.2)

Income tax expense (note 9)................           (0.3)           (0.7)           (0.5)           (0.8)
                                                    ------           -----           -----           -----

  Net loss.................................           (8.0)          (20.8)           (8.5)          (26.0)

Dividend on preferred stock (note 7).......           (5.2)          (10.4)           (4.5)           (9.1)
                                                    ------           -----           -----           -----

  Net loss available to common
    stockholder............................         $(13.2)          (31.2)          (13.0)          (35.1)
                                                    ======           =====           =====           =====

*Restated
See accompanying notes to condensed consolidated financial statements.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

           Condensed Consolidated Statement of Stockholder's Equity
                             (Amounts in Millions)
                                  (Unaudited)

                                                                                  Cumulative
                                                                                   foreign
                                                       Additional                  currency                         Total
                                   Preferred  Common    paid-in     Accumulated   translation   Intercompany    stockholder's
                                     stock    stock     capital      deficit      adjustment      account          equity
                                   ---------  ------   ----------   -----------   -----------   ------------    -------------
Balance at January 1, 1996 ....    $  149.2       -         73.5        (155.9)         (0.1)          0.4              67.1

Accretion of dividends on
  preferred stock .............        10.4       -        (10.4)            -             -             -                 -

Net increase in intercompany              -       -            -             -             -           0.3               0.3
 account ......................

Net loss ......................           -       -            -         (20.8)            -             -             (20.8)
                                   ---------  ------   ----------   -----------   -----------   ------------    -------------
Balance at June 30, 1995 ......    $  159.6       -         63.1        (176.7)         (0.1)          0.7              46.6
                                   =========  ======   ==========   ===========   ===========   ============    =============

See accompanying notes to condensed consolidated financial statements.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flow
                             (Amounts in Millions)
                                  (Unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                                    ------------------
                                                                      1996     1995*
                                                                    --------  --------

Net cash provided by (used in) operating activities...............   $ 11.3      (5.0)
                                                                     ------     -----

Cash flow from investing activities:
    Capital expenditures..........................................    (44.4)    (32.7)
    (Increase) decrease in construction in progress, net..........      6.6      (8.0)
    Increase in receivable from sale and leaseback escrow, net....     (7.9)        -
    Proceeds from disposition of assets...........................      6.6         -
    Cash paid for minority interest holdings......................        -     (10.0)
    Other, net....................................................     (5.2)     (4.7)
                                                                     ------     -----
      Net cash used in investing activities.......................    (44.3)    (55.4)
                                                                     ------     -----

Cash flow from financing activities:
    Debt borrowings...............................................     55.9      97.4
    Debt repayments...............................................    (36.2)    (34.0)
    Net increase in intercompany account..........................      0.3       0.2
    Increase in cash overdraft....................................      2.2       3.3
    Increase in related party receivables.........................     (1.9)     (3.3)
    Other, net....................................................        -      (4.4)
                                                                     ------     -----
      Net cash provided by financing activities...................     20.3      59.2
                                                                     ------     -----

      Net decrease in cash........................................    (12.7)     (1.2)

Cash and cash equivalents:
    Beginning of period...........................................     32.4      12.7
                                                                     ------     -----
    End of period.................................................   $ 19.7      11.5
                                                                     ======     =====

Reconciliation of net loss to net cash provided by (used in)
    operating activities:
  Net loss........................................................   $(20.8)    (26.0)
  Effect of leases with escalating minimum annual rentals.........      1.1       0.9
  Depreciation and amortization...................................     34.0      32.0
  Loss on disposition of assets, net..............................        -       2.4
  Share of earnings of affiliates, net............................        -      (0.3)
  Minority interests in earnings of consolidated subsidiaries.....      0.5       0.7
  (Increase) decrease in receivables, prepaid expenses and other
     assets, net..................................................      4.5      (3.0)
  Decrease in account payables, accrued liabilities
    and other liabilities, net....................................     (8.0)    (11.7)
                                                                     ------     -----
  Net cash provided by (used in) operating activities.............   $ 11.3    (  5.0)
                                                                     ======     =====

*Restated

See accompanying notes to condensed consolidated financial statements.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 June 30, 1996
                                  (Unaudited)

(1) General Information
    -------------------

    On May 12, 1992, United Artists Theatre Circuit, Inc. and substantially all of its then existing subsidiaries (the Company) were acquired (the Acquisition) by OSCAR I Corporation (OSCAR I) from an indirect subsidiary of Tele-Communications, Inc. (TCI). OSCAR I is owned by an investment fund managed by affiliates of Merrill Lynch Capital Partners, Inc. (MLCP) and certain institutional investors (collectively the Non-Management Investors), Mr. Stewart D. Blair (Chairman and Chief Executive Officer of the Company), and certain other members of the Company's management. The purchase price, including the assumption of certain liabilities, was approximately $544 million.

    Simultaneously with the Acquisition, the Non-Management Investors formed OSCAR II Corporation, a Delaware corporation (OSCAR II) and acquired from an affiliate of TCI all of the outstanding capital stock of United Artists Realty Company, a Delaware corporation (UAR) and its subsidiaries, United Artists Properties I Corp. (Prop I) and United Artists Properties II Corp. (Prop II). UAR, Prop I and Prop II were the owners and lessors of certain operating theatre properties leased to and operated by the Company and its subsidiaries. Certain mortgage debt of UAR, Prop I and Prop II, which was secured by their theatre properties, remained outstanding after the acquisition by OSCAR II. On February 28, 1995, OSCAR II was merged into OSCAR I effected by a one-for-one share exchange.

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

(2)  Sale and Leaseback
     ------------------

     On December 13, 1995, the Company entered into a sale and leaseback transaction (the Sale and Leaseback) whereby the buildings and land underlying ten of its operating theatres and four theatres under development were sold to, and leased back from, the United Artists Theatre Circuit, Inc. 1995-A Pass Through Trust (the Pass Through Trust), an unaffiliated third party. The proceeds related to the four theatres under development (approximately $22.0 million) were deposited into an escrow account and will be used by the Company to fund substantially all of the construction costs associated with the four theatres. In addition, 17 theatres owned by Prop II were sold to the Pass Through Trust and leased back to the Company. Through July 27, 1996, the Company had received approximately $14.3 million from the escrow account.

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

(3)  Restatement
     -----------

     During December 1995, the remaining 11 theatres owned by Prop II subsequent to the Sale and Leaseback were contributed to the Company, the Prop II master lease was terminated and the $12.5 million of letters of credit established by the Company to support the Prop II debt were canceled. The contribution of these theatres has been accounted for in a manner similar to a pooling of interests, and accordingly, the accompanying financial statements have been restated to include these theatres. Separate revenue and net income (loss) amounts for the Company and the 11 remaining Prop II theatres for the six months ended June 30, 1995 are presented in the following table (amounts in millions):

                                  Three Months Ended   Six Months Ended
                                     June 30, 1995       June 30, 1995
                                  -------------------  -----------------
     Revenue:
       Company..................        $162.9              292.8
       Eleven Prop II Theatres..             -                0.1
                                        ------              -----
       Combined.................        $162.9              292.9
                                        ======              =====

     Net income (loss):
       Company..................        $ (9.1)             (27.1)
       Eleven Prop II Theatres..           0.6                1.1
                                        ------              -----
       Total....................        $ (8.5)             (26.0)
                                        ======              =====

     In addition to the contribution of the remaining theatres, the equipment in the Prop II theatres included in the Sale and Leaseback was transferred to the Company during December 1995.

(4)  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------

     Cash payments for interest were $18.5 million and $17.4 million for the six months ended June 30, 1996 and 1995, respectively.

     Cash payments by certain less than 80% owned entities for incomes taxes were $1.2 million and $0.3 million for the six months ended June 30, 1996 and 1995, respectively.

     The Company accrued $10.4 million and $9.1 million of dividends during the six months ended June 30, 1996 and 1995, respectively, on its preferred stock.

     During the six months ended June 30, 1995, the Company incurred $2.3 million of capital lease obligations relating to new equipment.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(5)    Debt
       ----
       Debt is summarized as follows (amounts in millions):

                                   June 30, 1996  December 31, 1995
                                   -------------  -----------------
       Bank Credit Facility (a)..     $ 270.0              250.0
       Senior Secured Notes (b)..       125.0              125.0
       Other (c).................         8.3                8.2
                                      -------              -----
                                      $ 403.3              383.2
                                      =======              =====

       (a) On May 1, 1995, the Company restated its existing bank credit facility to principally provide for additional term and revolving loan commitments, to extend the final maturity of the facility and reduce interest rate borrowing spreads. The restated bank credit facility (the Bank Credit Facility) provides for term loans aggregating $250.0 million (the Term Loans), a reducing revolving loan with commitments aggregating $87.5 million (the Revolving Facility) and standby letters of credit aggregating $12.5 million (the Standby Letters of Credit). Principal on the Term Loans is payable in escalating semi-annual installments commencing December 31, 1996, with a final installment due March 31, 2002. The aggregate commitments available for borrowing under the Revolving Facility decline each year commencing December 31, 1997 through March 31, 2002. Borrowings under the Bank Credit Facility provide for interest to be accrued at varying rates depending on the ratio of indebtedness to annualized operating cash flow, as defined. Interest is payable at varying dates depending on the type of rate selected by the Company, but no less frequently than once each quarter. The Bank Credit Facility contains certain provisions that require the maintenance of certain financial ratios and place limitations on additional indebtedness, disposition of assets, capital expenditures and payment of dividends. The Bank Credit Facility is secured by the stock of the Company, substantially all of the Company's subsidiaries and UAR, and is guaranteed by OSCAR I and substantially all of the Company's subsidiaries.

       (b) The senior secured notes (the Senior Secured Notes) are due May 1, 2002 and require repayments prior to maturity of $31.25 million on May 1, 2000 and on May 1, 2001. The Senior Secured Notes accrue interest at 11 1/2% per annum, which is payable semi-annually. The Senior Secured Notes place limitations on, among other things, additional indebtedness, disposition of assets and payment of dividends. The Senior Secured Notes are secured on a pari-passu
                                                                 ----------
            basis with the Bank Credit Facility by the stock of the Company, substantially all of the Company's subsidiaries and UAR, and are guaranteed on a pari-passu basis with the Bank Credit Facility by
                            ----------
            OSCAR I and substantially all of the Company's subsidiaries.

       (c) Other debt at June 30, 1996 consists of various term loans, mortgage notes, capital leases and other borrowings. This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through March 1, 2006.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(5)  Debt, continued
     ---------------

     At June 30, 1996, the Company was party to interest rate cap agreements on $125.0 million of floating rate debt which provide for a LIBOR interest rate cap ranging between 6 1/2% and 7 1/2% and expire at various dates through 1997. The Company is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements. As the Company has historically received payments relating to its interest rate cap agreements, it does not anticipate such non-performance in the future. The Company amortizes the cost of its interest rate cap agreements to interest expense over the life of the underlying agreement. Amounts received from the counterparties to the interest rate cap agreements are recorded as a reduction of interest expense.

     At June 30, 1996, the Company had approximately $67.5 million of unused revolving loan commitments pursuant to the Bank Credit Facility, $2.6 million of which has been used for the issuance of letters of credit. The Company pays commitment fees of 1/2% per annum on the average unused revolver commitments. Subsequent to June 30, 1996, all outstanding borrowings under the revolving loan were repaid, and as of July 31, 1996, the Company had $84.9 million of unused revolving loan commitments.

(6)  Disclosures About Fair Value of Financial Instruments
     -----------------------------------------------------

     At June 30, 1996, the fair value of the Company's cash and cash equivalents, outstanding borrowings under the Bank Credit Facility and interest rate cap agreements approximated their carrying amount and the fair value of the Senior Secured Notes was approximately $130.4 million.

(7)  Preferred Stock
     ---------------

     Concurrent with the Acquisition, the Company issued 92,500 shares of preferred stock with a liquidation value of $92.5 million to OSCAR I. The preferred stock is redeemable at any time at the option of the Company at its stated liquidation value plus accrued and unpaid dividends. Dividends accrue at a rate of 8% through December 31, 1995, 9% through December 31, 1996 and 14% thereafter, and are payable in cash or in kind through December 31, 1996. Cash dividends are required for periods subsequent to December 31, 1996, provided that no provisions exist in any senior debt facility which restricts such cash payments. Currently, such restrictions exist. Due to the perpetual nature of the preferred stock and the escalating terms of the required dividend rates, for financial reporting purposes, dividends have been accrued at a 14% per annum rate for all periods since issuance. At June 30, 1996, the actual redemption value in accordance with the terms of the preferred stock was approximately $127.9 million.

(8)  Related Party Transactions
     --------------------------

     The Company leases certain of its theatres from UAR, Prop I and Prop II (through December 13, 1995) in accordance with three master leases. The master leases provide for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre. In conjunction with the Sale and Leaseback on December 31, 1995, the Prop II master lease and letters of credit of UATC aggregating $12.5 million which supported mortgage debt of Prop II were canceled.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(8)  Related Party Transactions, continued
     -------------------------------------

     In order to fund the cost of additions and/or renovations to the theatres leased by the Company from UAR or Prop I, the Company has periodically made advances to UAR. Interest on the advances accrues at the prime rate and amounted to $0.2 million for the three months ended June 30, 1996 and 1995 and $0.5 million and $0.8 million for the six months ended June 30, 1996 and 1995, respectively.

     The Company is a party to a management agreement with UAR. Such management agreement provides for a fee to be paid to the Company in return for certain accounting and management services. These fees are recorded as a reduction of general and administrative expenses in the accompanying condensed consolidated financial statements and approximated $0.2 million and $0.3 million for the three months ended June 30, 1996 and 1995, respectively, and $0.3 million and $0.5 million for the six months ended June 30, 1996 and 1995, respectively.

(9)  Income Taxes
     ------------

     The Company and each of its 80% or more owned subsidiaries are included in OSCAR Is consolidated federal income tax returns. Pursuant to a tax sharing agreement with OSCAR I, the Company and each of its 80% or more owned consolidated subsidiaries are allocated a portion of OSCAR I's current federal income tax expense (benefit). Such allocations are determined as if the Company and each of its 80% or more owned consolidated subsidiaries were separate tax paying entities within the consolidated group. For the three months and six months ended June 30, 1996 and 1995, the Company and each of its 80% or more owned consolidated subsidiaries were allocated no current federal income tax expense (benefit) pursuant to such tax sharing agreement as a result of the groups overall net loss position.

     Consolidated subsidiaries in which the Company owns less than 80% file separate federal income tax returns. The current and deferred federal and state income taxes of such subsidiaries are calculated on a separate return basis and are included in the accompanying condensed consolidated financial statements of the Company.

     At June 30, 1996, the Company had deferred tax assets and deferred tax liabilities of approximately $67.8 million and $8.3 million, respectively, relating primarily to the Company's net operating loss carry-forward and the difference between the financial statement and income tax basis in the Company's property and equipment. At June 30, 1996, the Company had recorded a valuation allowance of approximately $59.5 million against the net deferred tax asset.

(10) Commitments and Contingencies
     -----------------------------

     At June 30, 1996, the Company had outstanding approximately $15.1 million of letters of credit, $12.5 million of which relates to the indebtedness of Prop I.

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

      The federal Americans With Disabilities Act of 1990 (ADA) and certain state statutes among other things, require that places of public accommodation, including theatres (both existing and newly constructed) be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres in order to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and for reimbursement of plaintiff's attorney's fees and expenses under certain circumstances. The Company has established a program to review and evaluate the Company's theatres and to make any changes which may be required by the ADA. Although the Company's review and evaluation is ongoing, management believes that the cost of complying with the ADA will not materially adversely affect the Company's financial position, liquidity and results of operations.

      Connie Arnold and Annette Cupolo vs. United Artists Theatre Circuit, Inc. This action was originally filed in the Superior Court, Alameda County, California on July 31, 1991, case number 683090-4. The complaint originally alleged that the Company violated various California statutes and engaged in actions which violated plaintiffs' civil rights by allegedly constructing a theatre which is not lawfully accessible to certain disabled persons. The relief sought included injunctive relief and damages (including statutory damages pursuant to California law). The action was certified by the state court as a class action, although the size of the class was not determined. The amount of statutory damages sought would depend upon the size of the putative class. In February 1993, the defendant removed the case to U. S. District Court for the Northern District of California (Connie Arnold and Annette Cupolo vs. United Artists Theatre Circuit, Inc. d/b/a/ U.A. Emery Bay; and Does 1 through 20, inclusive, case number C 93 0079 TEH). The plaintiffs then amended their complaint to include claims similar to those made in the state court with respect to all of the Companys owned or operated theatres in California. The plaintiffs also added a cause of action alleging violation of the ADA relating to accessibility for certain persons in the theatres in California. The Company then sued, as third-party defendants, various architects who had participated in the design or construction of certain of the Companys theatres located in California.

      In 1994 the plaintiffs and the Company, along with several other parties named as third-party and fourth-party defendants, began a formal mediation process supervised by the court. During the process plaintiffs and the Company agreed to expand the ADA claims to cover all of the Companys theatres throughout the United States and to attempt to involve the United States Department of Justice (DOJ) in the mediation process and any settlement which might result. The DOJ has consented to joining as a party to the litigation and the settlement agreement.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(10)  Commitments and Contingencies
      -----------------------------

      The plaintiffs, the Company, the DOJ and the third and fourth-party defendants have reached agreement as to the terms and conditions of a settlement agreement, the effectiveness of which is subject to a number of conditions, including approval thereof by the court after conducting one or more hearings. The proposed settlement agreement requires, among other things, that the Company pay certain amounts as damages and for plaintiffs attorneys fees, as well as make certain physical modifications to its theatres over a six year period. Such damages and attorneys fees had previously been accrued by the Company. The third-party defendant architects have agreed to pay a certain amount to the Company as damages.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                             (Amounts in Millions)
                                  (Unaudited)

                                                     June 30, 1996   December 31, 1995
                                                     -------------   -----------------
              Assets
              ------

Cash and cash equivalents..........................       $  19.7                32.5
Notes and other receivables, net...................          27.9                25.1
Prepaid expenses and concession inventory..........          15.4                20.3
Investments and related receivables................          18.0                14.1
Property and equipment, at cost:
 Land..............................................          64.7                65.8
 Theatre buildings, equipment and other............         461.2               428.2
                                                          -------              ------
                                                            525.9               494.0
 Less accumulated depreciation and amortization....        (119.9)             (107.0)
                                                          -------              ------
                                                            406.0               387.0
                                                          -------              ------

Intangible assets, net.............................         149.0               165.8
Other assets, net..................................          18.9                21.0
                                                          -------              ------
                                                          $ 654.9               665.8
                                                          =======              ======

        Liabilities and Stockholders Equity
        -----------------------------------

Accounts payable...................................      $  83.7                88.5
Accrued liabilities................................         24.7                28.3
Other liabilities (note 2).........................         33.5                33.7
Debt (note 4)......................................        471.7               453.7
                                                         -------              ------
 Total liabilities.................................        613.6               604.2
                                                         -------              ------

Minority interests in equity of consolidated
 subsidiaries......................................          7.2                 7.0

Stockholders equity:
 Preferred stock (note 6)..........................        159.6               149.2
 Common stock:
  Class A..........................................          0.1                 0.1
  Class B..........................................            -                   -
  Class C..........................................            -                   -
 Additional paid-in capital........................         50.7                61.1
 Accumulated deficit...............................       (176.2)             (155.7)
 Cumulative foreign currency
  translation adjustment...........................         (0.1)               (0.1)
                                                         -------              ------
                                                            34.1                54.6
                                                         -------              ------
                                                         $ 654.9               665.8
                                                         =======              ======

See accompanying notes to condensed consolidated financial statements.

s
                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                             (Amounts in Millions)
                                  (Unaudited)

                                           Three Months        Six Months        Three Months        Six Months
                                              Ended              Ended              Ended              Ended
                                           June 30, 1996      June 30, 1996      June 30, 1995      June 30, 1995
                                           -------------      -------------      -------------      -------------
Revenue:
 Admissions......................          $   114.9             222.2              115.0                207.9
 Concession sales................               46.1              87.4               45.2                 79.8
 Other...........................                5.5              10.7                3.0                  5.8
                                           -------------      -------------      -------------      -------------
                                               166.5             320.3              163.2                293.5
                                           -------------      -------------      -------------      -------------

Costs and expenses:
 Film rental and advertising.....               61.8             120.4               62.9                111.6
 Direct concession costs.........                7.3              13.9                7.3                 12.9
 Other operating expenses........               66.0             129.5               59.6                115.7
 General and administrative......                8.6              17.1                8.2                 16.3
 Depreciation and amortization...               18.1              35.3               17.7                 34.7
                                           -------------      -------------      -------------      -------------
                                               161.8             316.2              155.7                291.2
                                           -------------      -------------      -------------      -------------

 Operating income................                4.7               4.1                7.5                  2.3

Other income (expense):
 Interest, net (note 4)..........              (11.7)            (21.9)             (13.3)               (26.0)
 Loss on disposition of assets,
   net...........................                  -                 -               (2.3)                (2.4)
 Share of earnings (losses) of
   affiliates, net...............                  -                 -                0.1                  0.3
 Minority interests in earnings
   of consolidated subsidiaries..               (0.3)             (0.5)              (0.7)                (0.7)
 Other, net......................               (0.4)             (1.5)              (0.5)                (1.2)
                                           -------------      -------------      -------------      -------------
                                               (12.4)            (23.9)             (16.7)               (30.0)
                                           -------------      -------------      -------------      -------------

 Loss before income tax expense..               (7.7)            (19.8)              (9.2)               (27.7)

Income tax expense (note 7)......               (0.3)             (0.7)              (0.5)                (0.8)
                                           -------------      -------------      -------------      -------------

 Net loss........................               (8.0)            (20.5)              (9.7)               (28.5)

Dividend on preferred stock
   (note 6)......................               (5.2)            (10.4)              (4.5)                (9.1)
                                           -------------      -------------      -------------      -------------
 Net loss available to
   common stockholders...........           $  (13.2)            (30.9)             (14.2)               (37.6)
                                           =============      =============      =============      =============


See accompanying notes to condensed consolidated financial statements.

                                                        OSCAR I CORPORATION
                                                         AND SUBSIDIARIES

                                     Condensed Consolidated Statement of Stockholders' Equity
                                                       (Amounts in Millions)
                                                            (Unaudited)

                                                                                                      Cumulative
                                             Common    Common    Common   Additional               foreign currency     Total
                                 Preferred    stock     stock     stock    paid-in    Accumulated    translation     stockholders'
                                   stock     Class A   Class B   Class C   capital      deficit       adjustment       equity
                                   -----     -------   -------   -------   -------      -------       ----------       ------
Balance at January 1, 1996..     $   149.2      0.1        -         -        61.1        (155.7)          (0.1)         54.6

Accretion of dividends on
 preferred stock............          10.4        -        -         -       (10.4)           -               -            -

Net loss....................             -        -        -         -           -         (20.5)             -         (20.5)
                                   --------   --------  -------   -------  --------    ----------      ---------       --------
Balance at June 30, 1996....      $   159.6      0.1       -         -        50.7        (176.2)          (0.1)         34.1
                                   ========   ========  ========  =======  ========    ==========      =========       =========



See accompanying notes to condensed consolidated financial statements.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flow
                             (Amounts in Millions)
                                  (Unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                                    ------------------
                                                                      1996      1995
                                                                    --------  --------

Net cash provided by (used in) operating activities...............   $ 12.5      (2.4)

Cash flow from investing activities:
    Capital expenditures..........................................    (45.2)    (35.8)
    (Increase) decrease in construction in progress, net..........      6.6      (8.0)
    Increase in receivable from sale and leaseback escrow, net....     (7.9)        -
    Proceeds from disposition of assets...........................      6.6         -
    Cash paid for minority interest holdings......................        -     (10.0)
    Other, net....................................................     (5.2)     (5.6)
                                                                     ------     -----
      Net cash used in investing activities.......................    (45.1)    (59.4)
                                                                     ------     -----

Cash flow from financing activities:
    Debt borrowings...............................................     55.9      97.4
    Debt repayments...............................................    (38.3)    (35.5)
    Increase in cash overdraft....................................      2.2       3.3
    Other, net....................................................        -      (4.1)
                                                                     ------     -----
      Net cash provided by financing activities...................     19.8      61.1
                                                                     ------     -----

      Net decrease in cash........................................    (12.8)     (0.7)

Cash and cash equivalents:
    Beginning of period...........................................     32.5      12.8
                                                                     ------     -----
    End of period.................................................   $ 19.7      12.1
                                                                     ======     =====

Reconciliation of net loss to net cash provided by (used in)
    operating activities:
  Net loss........................................................   $(20.5)    (28.5)
  Effect of leases with escalating minimum annual rentals.........      1.1       0.9
  Depreciation and amortization...................................     35.3      34.7
  Loss on disposition of assets, net..............................        -       2.4
  Share of earnings of affiliates, net............................        -      (0.3)
  Minority interests in earnings of consolidated subsidiaries.....      0.5       0.7
  (Increase) decrease in receivables, prepaid expenses and other
     assets, net..................................................      5.0      (0.5)
  Decrease in accounts payable, accrued liabilities
    and other liabilities, net....................................     (8.9)    (11.8)
                                                                     ------     -----
  Net cash provided by (used in) operating activities.............   $ 12.5    (  2.4)
                                                                     ======     =====

See accompanying notes to condensed consolidated financial statements.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 June 30, 1996
                                  (Unaudited)


(1) General Information
    -------------------

    Oscar I Corporation, a Delaware Corporation (OSCAR I) was formed in February 1992 for the purpose of purchasing United Artists Theatre Circuit, Inc.
    (UATC) from an affiliate of Tele-Communications, Inc. (TCI). OSCAR I is owned by an investment fund managed by affiliates of Merrill Lynch Capital Partners, Inc. (MLCP) and certain institutional investors (collectively, the Non-Management Investors), Mr. Stewart D. Blair (Chairman and Chief Executive Officer of UATC) and certain other members of UATCs management.
    On May 12, 1992, OSCAR I purchased all of the outstanding common stock of UATC from an affiliate of TCI (the Acquisition) for approximately $544 million.

    Simultaneously with the Acquisition, the Non-Management Investors formed OSCAR II Corporation, a Delaware corporation (OSCAR II) and acquired from an affiliate of TCI all of the outstanding capital stock of United Artists Realty Company, a Delaware corporation (UAR) and its subsidiaries, United Artists Properties I Corp. (Prop I) and United Artists Properties II Corp. (Prop II). UAR, Prop I and Prop II were the owners and lessors of certain operating theatre properties leased to and operated by UATC and its subsidiaries. Certain mortgage debt of UAR, Prop I and Prop II, which was secured by their theatre properties, remained outstanding after the acquisition by OSCAR II. On February 28, 1995, OSCAR I merged with OSCAR II. A total of 104,933 shares of OSCAR Is common stock were exchanged for all of the outstanding shares of OSCAR II.

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

(2) Sale and Leaseback
    ------------------

    On December 13, 1995, OSCAR I entered into a sale and leaseback transaction (the Sale and Leaseback) whereby the buildings and land underlying 31 of its operating theatres and four theatres currently under development were sold to, and leased back from, the United Artists Theatre Circuit, Inc. 1995-A Pass Through Trust (the Pass Through Trust), an unaffiliated third party. The proceeds related to the four theatres under development (approximately $22.0 million) were deposited into an escrow account and will be used by OSCAR I to fund substantially all of the construction costs associated with the four theatres. Through July 27, 1996, OSCAR I had received approximately $14.3 million from the escrow account.

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

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(3)  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------

     Cash payments for interest were $22.2 million and $23.9 million for the six months June 30, 1996 and 1995, respectively.

     Cash payments by certain less than 80% owned entities for income taxes were $1.2 million and $0.3 million for the six months ended June 30, 1996 and 1995, respectively.

     OSCAR I accrued $10.4 million and $9.1 million of dividends during the six months ended June 30, 1996 and 1995, respectively, on its preferred stock.

     During the six months ended June 30, 1995, OSCAR I incurred $2.3 million of capital lease obligations relating to new equipment.

(4)  Debt
     ----
     Debt is summarized as follows (amounts in millions):

                                        June 30,  December 31,
                                          1996        1995
                                          ----        ----
       UATC Bank Credit Facility (a)..    $270.0      250.0
       UATC Senior Secured Notes (b)..     125.0      125.0
       UATC Other (c).................       8.3        8.2
       UAR Promissory Notes (d).......      11.9       13.8
       Prop I Mortgage Notes (e)......      56.5       56.7
                                          ------      -----
                                          $471.7      453.7
                                          ======      =====

     (a) On May 1, 1995, UATC restated its existing bank credit facility to principally provide for additional term and revolving loan commitments, to extend the final maturity of the facility and reduce interest rate borrowing spreads. The restated bank credit facility (the Bank Credit Facility) provides for term loans aggregating $250.0 million (the Term Loans), a reducing revolving loan with commitments aggregating $87.5 million (the Revolving Facility) and standby letters of credit aggregating $12.5 million (the Standby Letters of Credit). Principal on the Term Loans is payable in escalating semi-annual installments commencing December 31, 1996, with a final installment due March 31, 2002. The aggregate commitments available for borrowing under the Revolving Facility decline each year commencing December 31, 1997 through March 31, 2002. Borrowings under the Bank Credit Facility provide for interest to be accrued at varying rates depending on the ratio of indebtedness to annualized operating cash flow, as defined. Interest is payable at varying dates depending on the type of rate selected by UATC, but no less frequently than once each 90 days. The Bank Credit Facility contains certain provisions that require the maintenance of certain financial ratios and place limitations on additional indebtedness, disposition of assets and payment of dividends. The Bank Credit Facility is secured by the stock of UATC, substantially all of UATCs subsidiaries and is guaranteed by OSCAR I and substantially all of UATCs subsidiaries.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(4) Debt, continued
    ---------------

    (b) The senior secured notes (the Senior Secured Notes) are due May 1, 2002 and require repayments prior to maturity of $31.25 million on May 1, 2000 and on May 1, 2001. The Senior Secured Notes accrue interest at 11 1/2% per annum, which is payable semi-annually. The Senior Secured Notes place limitations on, among other things, additional indebtedness, disposition of assets and payment of dividends. The Senior Secured Notes are secured on a pari-passu basis with the Bank
                                                ----------
          Credit Facility by the stock of UATC, substantially all of the UATC's subsidiaries and UAR, and are guaranteed on a pari-passu basis with
                                                        ----------
          the Bank Credit Facility by OSCAR I and substantially all of UATCs subsidiaries.

     (c) UATCs other debt at June 30, 1996 consists of various term loans, mortgage notes, capital leases and other borrowings. This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through March 1, 2006.

     (d) In conjunction with the acquisitions of certain theatres prior to the Acquisition, UAR issued $51.6 million of non-interest bearing promissory notes to the sellers. Principal on the promissory notes is due quarterly through October 1999. For financial statement purposes, the promissory notes were discounted at UARs effective borrowing rate on the date the promissory notes were executed.

     (e) The Prop I first mortgage notes (the Prop I Notes) bear interest at 11.15% per annum. Principal and interest are payable in monthly installments, with a lump sum payment of principal and accrued, but unpaid, interest due on November 1, 1998. The Prop I Notes are secured by a first mortgage on Prop Is theatre properties, an assignment of the lease agreement with UATC, and $12.5 million of bank letters of credit provided by UATC. The Indenture of Mortgage, among its other provisions, contains limitations on the sale and/or substitution of properties and a limitation on any additional debt incurred by Prop I other than intercompany advances.

     At June 30, 1996, UATC was party to interest rate cap agreements on $125.0 million of floating rate debt which provide for a LIBOR interest rate cap ranging between 6 1/2% and 7 1/2% and expire at various dates through 1997. UATC is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements. As UATC has historically received payments relating to such interest rate cap agreements, UATC does not anticipate such non-performance in the future. UATC amortizes the cost of its interest rate cap agreements to interest expense over the life of the agreement. Amounts received from the counterparties to the interest rate cap agreements are recorded as a reduction of interest expense.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(4)  Debt, continued
     ---------------

     At June 30, 1996, UATC had approximately $67.5 million of unused revolving loan commitments pursuant to the Bank Credit Facility, $2.6 million of which has been used for the issuance of letters of credit. UATC pays commitment fees of 1/2% per annum on the average unused revolver commitments. Subsequent to June 30, 1996, all outstanding borrowings under the revolving loan were repaid, and as of July 31, 1996, OSCAR I had $84.9 million of unused revolving loan commitments.

(5)  Disclosures About Fair Value of Financial Instruments
     -----------------------------------------------------

     At June 30, 1996, the fair value of OSCAR Is cash and cash equivalents, outstanding borrowings under the UATC Bank Credit Facility and interest rate cap agreements approximated their carrying amount and the fair value of the Senior Secured Notes was approximately $130.4 million.

(6)  Preferred Stock
     ---------------

     The OSCAR I preferred stock is redeemable any time at the option of OSCAR I at its stated liquidation value plus accrued and unpaid dividends. Dividends accrue at a rate of 8% through December 31, 1995, 9% through December 31, 1996 and 14% thereafter, and are payable in cash or in kind through December 31, 1996. Dividends subsequent to December 31, 1996 are required to be paid in cash unless any senior debt facility of OSCAR I or UATC restricts payment. Currently, such restrictions exist. The preferred stock contains certain restrictions on, among other things, the incurrence of additional indebtedness by OSCAR I or its subsidiaries. Due to the perpetual nature of the preferred stock and the escalating terms of the required dividend rates, for financial statement purposes dividends have been accrued at a 14% per annum rate. At June 30, 1996, the actual redemption value in accordance with the terms of the preferred stock was approximately $127.9 million.

(7)  Income Taxes
     ------------

     Consolidated subsidiaries in which OSCAR I owns less than 80% file separate federal income tax returns. The current and deferred federal and state income taxes of such subsidiaries are calculated on a separate return basis and are included in the accompanying condensed consolidated financial statements of OSCAR I.

     At June 30, 1996, OSCAR I had deferred tax assets and deferred tax liabilities of approximately $72.1 million and $11.7 million, respectively, relating primarily to OSCAR Is net operating loss carry-forward and the difference between the financial statement and income tax basis in OSCAR Is property and equipment. At June 30, 1996, OSCAR I had recorded a valuation allowance of approximately $60.4 million against the net deferred tax asset.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(8)  Commitments and Contingencies
     -----------------------------

     There are pending legal proceedings by or against OSCAR I and/or its subsidiaries involving alleged breaches of contracts, torts, violations of antitrust laws, and miscellaneous other causes of action. In addition, there are various claims against OSCAR I and/or its subsidiaries relating to certain of the leases held by OSCAR I and/or its subsidiaries. Although it is not possible to predict the outcome of such legal proceedings, in the opinion of management, such legal proceedings will not have a material adverse effect on OSCAR Is financial position, liquidity or results of operations.

     The federal Americans With Disabilities Act of 1990 (the ADA), and certain state statutes among other things, require that places of public accommodation, including theatres (both existing and newly constructed) be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres in order to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and for reimbursement of plaintiff's attorneys' fees and expenses under certain circumstances. OSCAR I has established a program to review and evaluate OSCAR Is theatres and to make any changes which may be required by the ADA. Although OSCAR I's review and evaluation is on-going, management believes that the cost of complying with the ADA will not materially adversely affect OSCAR Is financial position, liquidity or results of operations.

     Connie Arnold and Annette Cupolo vs. United Artists Theatre Circuit, Inc. This action was originally filed in the Superior Court, Alameda County, California on July 31, 1991, case number 683090-4. The complaint originally alleged that UATC violated various California statutes and engaged in actions which violated plaintiffs' civil rights by allegedly constructing a theatre which is not lawfully accessible to certain disabled persons. The relief sought included injunctive relief and damages (including statutory damages pursuant to California law). The action was certified by the state court as a class action, although the size of the class was not determined. The amount of statutory damages sought would depend upon the size of the putative class. In February 1993, the defendant removed the case to U. S. District Court for the Northern District of California (Connie Arnold and Annette Cupolo vs. United Artists Theatre Circuit, Inc. d/b/a/ U.A. Emery Bay; and Does 1 through 20, inclusive, case number C 93 0079 TEH). The plaintiffs then amended their complaint to include claims similar to those made in the state court with respect to all of UATCs owned or operated theatres in California. The plaintiffs also added a cause of action alleging violation of the ADA relating to accessibility for certain persons in the theatres in California. UATC then sued, as third-party defendants, various architects who had participated in the design or construction of certain of UATCs theatres located in California.

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(8) Commitments and Contingencies
    -----------------------------

    In 1994 the plaintiffs and UATC, along with several other parties named as third-party and fourth-party defendants, began a formal mediation process supervised by the court. During the process plaintiffs and UATC agreed to expand the ADA claims to cover all of UATCs theatres throughout the United States and to attempt to involve the United States Department of Justice
    (DOJ) in the mediation process and any settlement which might result. The DOJ has consented to joining as a party to the litigation and the settlement agreement.

    The plaintiffs, UATC, the DOJ and the third and fourth-party defendants have reached agreement as to the terms and conditions of a settlement agreement, the effectiveness of which is subject to a number of conditions, including approval thereof by the court after conducting one or more hearings. The proposed settlement agreement requires, among other things, that UATC pay certain amounts as damages and for plaintiffs attorneys fees, as well as make certain physical modifications to its theatres over a six year period. Such damages and attorneys fees had previously been accrued by UATC. The third-party defendant architects have agreed to pay a certain amount to UATC as damages.

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

During December 1995, the remaining 11 theatres owned by Prop II subsequent to the Sale and Leaseback were contributed to the Company. The contribution of these theatres has been accounted for in a manner similar to a pooling of interests, and accordingly, the Companys financial statements have been restated to include these theatres as if they had been owned for all of such periods.
The following discussion of the Companys results of operations takes into consideration the restatement of the Companys financial statements.

                             RESULTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

The following table summarizes certain operating data of the Companys theatres (dollars in millions, except admissions per weighted average operating theatre, admissions per weighted average operating screen and concession sales per weighted average operating theatre):

                                            Three Months                    Six Months
                                           Ended June 30,        %        Ended June 30,           %
                                          -----------------   Increase   -----------------     Increase
                                            1996     1995    (Decrease)   1996     1995       (Decrease)
                                          --------  -------  ----------  -------  --------  ------------
Operating Theatres (1)
Revenue:
 Admissions.............................  $  114.9    115.0       (0.1)%   222.2      207.9        6.9%
 Concession sales.......................      46.1     45.2        1.8      87.4       79.8        9.4
 Other..................................       5.3      2.7       97.7      10.1        5.2       94.9
Operating Expenses:
 Film rental and advertising............      61.8     62.9       (1.8)    120.4      111.6        7.9
 Direct concession costs................       7.3      7.3          -      13.9       12.9        8.0
 Personnel expense......................      24.1     24.1          -      47.1       45.9        2.5
 Rent expense...........................      21.2     18.2       16.2      42.0       35.5       17.9
 Other operating expenses...............      23.4     20.8       12.4      45.8       41.4       10.5

Weighted Avg. Operating Theatres(2).....       403      414       (2.7)      406        415       (2.2)
Weighted Avg. Operating Screens(2)......     2,318    2,266        2.3     2,322      2,262        2.7
Weighted Avg. Screens Per Theatre.......       5.8      5.5        5.1       5.7        5.5        4.9
Admissions Per Weighted Avg. Operating
  Theatre...............................  $285,176  277,862        2.6   547,355    501,048        9.2
Admissions Per Weighted Avg. Operating
  Screen................................  $ 49,580   50,766       (2.3)   95,705     91,925        4.1
Concession Sales Per Weighted Average
  Operating Theatre.....................  $114,305  109,256        4.6   215,185    192,366       11.9

 (1) The operating theatres include revenue and expenses of all theatres operated by the Company which are more than 50% owned.

 (2) Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.

REVENUE FROM OPERATING THEATRES
- -------------------------------

ADMISSIONS: Admissions revenue and admissions per weighted average operating screen decreased 0.1% and 2.3%, respectively, during the three months ended June 30, 1996 and increased 6.9% and 4.1%, respectively, during the six months ended June 30, 1996 as compared to the prior year periods. The decreased admissions revenue during the three months ended June 30, 1996 was primarily due to a slight decrease in attendance off-set by a 1.9% increase in average ticket prices. The increased admissions revenue during the six months ended June 30, 1996 was primarily due to a 4.9% increase in attendance and a 1.9% increase in the average ticket price. The increase in attendance for the six months ended June 30, 1996 was primarily due to the success of several films released during the 1995 holidays which carried over into 1996 and to the success of several films released during the first quarter of 1996. The increase in average ticket prices is due primarily to a decline in the number of tickets sold for lower priced matinee shows. Admissions per weighted average operating theatre increased 2.6% and 9.2% during the three and six months ended June 30, 1996, respectively, as compared to the prior year periods primarily as a result of the attendance and average ticket price fluctuations discussed above and to the new theatres opened by the company and the sale or closure of several smaller (in terms of screens) theatres.

CONCESSION SALES: Concession sales increased 1.8% and 9.4% during the three months and six months ended June 30, 1996, respectively, as compared to the prior year periods. These increases in concession sales were primarily attributable to increases in the average concession sale per patron of 3.9% and 4.4% during the three months and six months ended June 30, 1996, respectively, as compared to the prior year periods in addition to the attendance fluctuations noted above. The increases in the average concession sale per patron were attributable to the companys increased emphasis on training, the installation of bulk candy stands in may 1995, the renovation of concession stands at certain existing theatres, the opening of several new theatres with more efficient concession operations and the closure or sale of certain less efficient older theatres.

OTHER: Other revenue is derived primarily from on-screen advertising, electronic video games located in theatre lobbies, the rental of theatres by the companys newly formed Proteus Network(TM) for satellite networked and non-networked corporate meetings, seminars and other training/educational uses, non-theatrical related revenue from the company's Starport(TM) entertainment centers and other miscellaneous revenue. Other revenue increased 97.7% and 94.9% during the three months and six months ended June 30, 1996, respectively, as compared to the prior year periods primarily as a result of the companys circuit-wide pre-show slide advertising program initiated in the middle of 1995, revenue from the Proteus Network(TM) and revenue from the company's Starport(TM) entertainment center in indianapolis which opened in september 1995.

OPERATING EXPENSES FROM OPERATING THEATRES
- ------------------------------------------

FILM RENTAL AND ADVERTISING EXPENSES: Film rental and advertising expenses decreased 1.8% during the three months ended June 30, 1996 and increased 7.9% during the six months ended June 30, 1996 as compared to the prior year periods primarily as a result of the admissions revenue fluctuations discussed above. Film rental and advertising expenses as a percentage of admissions revenue for the three months ended June 30, 1996 and 1995 were 53.8% and 54.2%, respectively, and 54.6% and 53.7% for the six months ended June 30, 1996 and 1995, respectively. The increase in film rental and advertising expenses as a percentage of admissions revenue for the six months ended June 30, 1996 relates primarily to an increase in the percentage of revenue from higher cost 1995 holiday films which held over into the first quarter of 1996 and a greater number of successful films released during the first quarter of 1996.

DIRECT CONCESSION COSTS: Direct concession costs include direct concession product costs and concession promotional expenses. Such expenses were constant for the three months ended June 30, 1996 and 1995 and increased 8.0% during the six months ended June 30, 1996 as compared to the prior year period. The increase in direct concession costs for the six months ended June 30, 1996 was primarily due to the increased concession sales revenue discussed above. Direct concession costs as a percentage of concession sales revenue for the three and six months ended June 30, 1996 were 15.9% and were 16.1% for the three and six months ended June 30, 1995. The slight decrease in the concession cost percentage for the three and six months ended June 30, 1996 as compared to the prior year periods was primarily due to the sale of advertising on popcorn containers which was offset against promotional expenses, partially offset by higher costs attributable to increased sales of bulk candy.

PERSONNEL EXPENSE: Personnel expense includes the salary and wages of the theatre manager and all theatre staff, commissions on concession sales, payroll taxes and employee benefits. Such expenses were constant for the three months ended June 30, 1996 and 1995 and increased 2.5% during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The increase in personnel expense for the six months ended June 30, 1996 was primarily due to the increased attendance, concession sales and Proteus Network(TM) events discussed above, offset by more attendance sensitive theatre staffing.
Personnel expense as a percentage of total revenue declined to 14.5% and 14.7% for the three and six months ended June 30, 1996, respectively, versus 14.8% and 15.7% for the comparable prior year periods, respectively.

RENT EXPENSE: Rent expense consists primarily of theatre base rentals as well as contingent rentals which are a function of the underlying theatre's revenue over an agreed upon breakpoint. Rent expense increased 16.2% and 17.9% during the three and six months ended June 30, 1996, respectively, as compared to the prior year periods, primarily as a result of an increase in base rentals associated with newly opened theatres and rent associated with the sale and leaseback, partially offset by fewer weighted average operating theatres. Excluding the rent associated with the sale and leaseback, rent expense during the three and six months ended June 30, 1996 increased only 7.4% and 8.9%, respectively, as compared to prior year periods.

OTHER OPERATING EXPENSES: Other operating expenses consist of utilities, repairs and maintenance, insurance, real estate and other taxes, supplies and other miscellaneous operating expenses. Other operating expenses increased 12.4% and 10.5% during the three and six months ended June 30, 1996, respectively, as compared to the prior year periods, primarily as a result of an increase in attendance (six month period), increased pre-opening costs associated with the theatres opened during the latter part of 1995 and during 1996, normal inflationary increases, an increase in the number of weighted average operating screens and expenses associated with the Proteus Network(TM).

The revenue and operating expenses discussed above are incurred exclusively within the Company's theatres. The other expense discussions below reflect the combined expenses of corporate, divisional, district and theatre operations.

GENERAL AND ADMINISTRATIVE EXPENSE
- ----------------------------------

General and administrative expense consists primarily of costs associated with the Companys corporate headquarters, film booking and three general manager and 15 district theatre operations offices (generally located in theatres). Such expenses increased $0.5 million and $0.9 million for the three and six months ended June 30, 1996, respectively, as compared to prior year periods, primarily as a result of normal annual salary adjustments as well increased professional and legal fees associated with, among other legal matters, the Connie Arnold settlement discussed below.

DEPRECIATION AND AMORTIZATION
- -----------------------------

Depreciation and amortization expense includes the depreciation of theatre buildings and equipment and the amortization of theatre lease costs and certain non-compete agreements. Depreciation and amortization increased $1.3 million and $2.0 million during the three and six months ended June 30, 1996, respectively as compared to the prior year periods, primarily due to depreciation charges on the Companys theatres opened during the latter part of 1995 and during 1996.

INTEREST
- --------

Interest expense decreased $0.4 million and $1.0 million for the three and six months ended June 30, 1996, respectively, as compared to the prior year periods, primarily due to lower market interest rates on floating rate borrowings, partially offset by slightly higher average debt balances. Interest expense includes amortization of deferred loan costs of $0.5 million and $1.1 million for the three and six months ended June 30, 1996, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 1995, respectively. Interest expense is net of interest income of $0.4 million and $0.7 million for the three and six months ended June 30, 1996, respectively, and $0.2 million and $0.8 million for the three and six months ended June 30, 1995, respectively.

NET LOSS
- --------

During the three and six months ended June 30, 1996, the Company incurred net losses of $8.0 million and $20.8 million, respectively, compared to net losses of $8.5 million and $26.0 million for the three and six months ended June 30, 1995, respectively. These lower losses relate primarily to the increase in theatrical revenue discussed above and to increased theatrical operating margins.

                        LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1996, $11.3 million of cash was provided by operating activities. This operating source of cash, in addition to $20.3 million of cash provided by financing activities and cash balances available at December 31, 1995 was used to finance $44.3 million of capital expenditures and other investing activities.

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

On February 28, 1995, UARs parent company, OSCAR II was merged into the Companys parent company OSCAR I. As a result of this merger, OSCAR II ceased to exist and OSCAR I became the parent company of both the Company and UAR. In accordance with the terms of the Bank Credit Facility and Senior Secured Notes, the stock of UAR was pledged as additional collateral for such borrowings. The Company estimates the market value of properties (primarily land, building and equipment associated with operating theatres) owned by UAR and its subsidiaries is significantly in excess of the mortgage and other debt of UAR and its subsidiaries.

Effective May 1, 1995, the Company refinanced and restated its Bank Credit Facility to correspond with the Companys current capital and corporate structure and its current business plan. The Bank Credit Facility provides for a $250 million delayed draw term loan, $87.5 million of revolving loan and letters of credit commitments, and $12.5 million of standby letters of credit. The Bank Credit Facility has reduced the floating interest rate spreads paid by the Company and extended the average life of the Companys bank debt by requiring semi-annual principal payments on term loans commencing December 31, 1996, and extending the maturity date to March 31, 2002. Subsequent to June 30, 1996, all outstanding borrowings under the revolving loan were repaid, and as of July 31, 1996, the Company had $84.9 million of unused revolving loan commitments.

On December 13, 1995, the Company entered into the Sale and Leaseback whereby the land and buildings underlying ten of its operating theatres and four theatres under development were sold to, and leased back from, the United Artists Theatre Circuit, Inc. 1995-A Pass Through Trust (the Pass Through Trust), an unaffiliated third party. The sale proceeds relating to the ten operating theatres were used to pay certain transaction expense and repay outstanding revolving bank debt of the Company, with the excess being held in short term cash investments. The proceeds related to the four theatres under development (approximately $22.0 million) were deposited into an escrow account and will be used to fund substantially all of the construction costs associated with the four theatres. In addition, 17 theatres owned by Prop II were sold to the Pass Through Trust and leased back to the Company. Substantially all of the proceeds from the Prop II sale were used to retire all of Prop IIs mortgage debt and pay transaction expenses. Through July 27, 1996, the Company had received approximately $14.3 million from the escrow account.

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

The Company is continuously looking for attractive theatre development opportunities within the United States and certain countries outside of the United States which have strategic significance and offer attractive returns and growth potential. Theatres developed outside of the United States are generally developed in conjunction with local strategic partners. In addition, in an effort to attract additional theatre patrons and increase theatre operating results, the Company is developing entertainment centers called Starports(TM). The Starport(TM) entertainment centers will typically consist of a multi-plex theatre (10 screens or more), a Showscan(TM) motion theatre, one or more virtual reality attractions and expanded food operations. The Starports(TM) will operate during the same periods as the theatre and require little incremental management overhead to operate. In addition, most of the Starport(TM) attractions outside of the multiplex theatre will be funded, owned and/or developed jointly with the technology or equipment provider.

In an effort to limit the amount of investment exposure on any one project, the Company typically develops theatre projects where the land and building is leased through long-term operating leases. However, where such lease transactions are not available, the Company will invest in the land and development of the entire theatre facility (fee-owned) and then seek to enter into a sale and leaseback transaction subsequent to the opening of the theatre. Regardless of whether the theatre is fee-owned or leased, in most cases the equipment and other theatre fixtures are owned by the Company. For the six months ended June 30, 1996, the Company invested approximately $44.4 million in:
(i) six theatres (53 screens) which opened during 1995, (ii) 11 theatres (100 screens) which opened in 1996, (iii) additions to two existing theatres (six screens), (iv) construction on an additional eight theatres (89 screens) and additions to two existing theatres (8 screens) which the Company intends to open during the remainder of 1996 or early 1997, and (v) renovations and recurring maintenance to certain existing theatres and corporate capital expenditures.

During the six months ended June 30, 1996, the Companys 50% owned Hong Kong joint venture acquired two existing theatres (four screens) with cash held in the ventures Hong Kong bank accounts. During the six months ended June 30, 1996, the Company received $1.1 million of dividends from the Hong Kong joint venture. Also, $3.9 million was invested in the Companys 50% owned Argentine and 50% owned Mexican joint ventures which was used primarily for its construction of theatres by those joint venture companies.

At June 30, 1996, the Company had entered into theatre construction and equipment commitments aggregating approximately $38.4 million for theatres which the Company intends to open during the next two years. Such amount relates only to projects in which the Company had executed a definitive lease agreement and for which construction had started. Of the committed amount, approximately $7.7 million will be funded from the Sale and Leaseback proceeds currently held in escrow.

During late 1995, the Company initiated a plan to increase its efforts to dispose of, through sale or lease terminations, certain of its operating theatres and real estate which are not considered part of its long-term strategic plans. This increased emphasis on the disposal of non-strategic or underperforming theatres and/or real estate is expected to involve as many as 108 theatres (407 screens). Net proceeds from these increased disposition efforts will be used to repay existing debt and/or redeployed into new higher margin theatres. While there can be no assurance that such sales or lease termination efforts will be successful, several sales and lease terminations have been completed and negotiations are on-going with respect to several other theatres and pieces of real estate. For the twelve months ended June 30, 1996, the Company had sold 18 theatres (96 combined screens) and two pieces of real estate which had been identified for disposal and closed 16 theatres (59 screens).

Management believes its cash balances, cash flow from operations, borrowings under its Bank Credit Facility, the proceeds from asset sales and the proceeds from the Sale and Leaseback held in escrow will be sufficient to fund its debt service, capital expenditures and other investments, and other liquidity requirements for the foreseeable future.

                                 OTHER

Congress recently passed legislation to increase the federal minimum hourly wage paid to hourly wage employees over a two year period. As a significant portion of the Companys theatre employees are paid the federal minimum hourly wage, this recent legislation will increase the aggregate average hourly wage paid by the Company. However, as such new legislation includes a lower 90 day training wage provision (existing rates) which will reduce its effects for seasonal employees, and theatre staffing levels and/or ticket pricing policies may be changed, the effect of such legislation is not expected to have a material adverse affect on the Companys results of operations, liquidity or financial position.

Due to the Companys current reliance on the supply of successful motion pictures, any extended period of poorly performing motion pictures and/or any significant disruption in the production of quality motion pictures by the major motion picture production companies or independent producers may have an adverse affect on the Company's results of operations.

The ADA and certain state statutes among other things, require that places of public accommodation, including theatres (both existing and newly constructed) be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres in order to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed in such a manner that persons with disabilities have use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and for reimbursement of plaintiff's attorney's fees and expenses under certain circumstances. The Company has established a program to review and evaluate the Company's theatres and to make changes which may be required by the ADA. Although the Company's review and evaluation is on-going, management believes that the cost of complying with the ADA will not materially adversely affect the Company's financial position, liquidity and results of operations.

Connie Arnold and Annette Cupolo vs. United Artists Theatre Circuit, Inc. This action was originally filed in the Superior Court, Alameda County, California on July 31, 1991, case number 683090-4. The complaint originally alleged that the Company violated various California statutes and engaged in actions which violated plaintiffs' civil rights by allegedly constructing a theatre which was not lawfully accessible to certain disabled persons. The relief sought included injunctive relief and damages (including statutory damages pursuant to California law). The action was certified by the state court as a class action, although the size of the class was not determined. The amount of statutory damages sought would depend upon the size of the putative class. In February 1993, the defendant removed the case to U. S. District Court for the Northern District of California (Connie Arnold and Annette Cupolo vs. United Artists Theatre Circuit, Inc. d/b/a/ U.A. Emery Bay; and Does 1 through 20, inclusive, case number C 93 0079 TEH). The plaintiffs then amended their complaint to include claims similar to those made in the state court with respect to all of the Companys owned or operated theatres in California. The plaintiffs also added a cause of action alleging violation of the ADA relating to accessibility for certain persons in the theatres in California. The Company then sued, as third-party defendants, various architects who had participated in the design or construction of certain of the Companys theatres located in California. In 1994 the plaintiffs and the Company, along with several other parties named as third-party and fourth-party defendants, began a formal mediation process supervised by the court. During the process plaintiffs and the Company agreed to expand the ADA claims to cover all of the Companys theatres throughout the United States and to attempt to involve the United States Department of Justice (DOJ) in the mediation process and any settlement which might result. The DOJ has consented to joining as a party to the litigation and the settlement agreement. The plaintiffs, the Company, the DOJ and the third and fourth-party defendants have reached agreement as to the terms and conditions of a settlement agreement, the effectiveness of which is subject to a number of conditions, including approval thereof by the court after conducting one or more hearings. The proposed settlement agreement requires, among other things, that the Company pay certain amounts as damages and for plaintiffs attorneys fees, as well as make certain physical modifications to its theatres over a six year period. Such damages and attorneys fees had previously been accrued by the Company. In addition, the third-party defendant architects have agreed to pay a certain amount to the Company as damages.

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             UNITED ARTISTS THEATRE CIRCUIT, INC.
                             (Registrant)



                             /S/ Kurt C. Hall
                             -------------------------------
                             BY:  Kurt C. Hall
                                  Executive Vice President
                                  and Chief Financial Officer



Date:  August 12, 1996