Form 10-Q
period 1996-09-30
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 1996-11-14
CIK 889570

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                                  FORM  10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________ to ________


Commission File Number  33-49598
                        333-1024

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                  ------------------------------------------
            (Exact name of registrant as specified in its charter)



         Maryland                                              13-1424080
---------------------------                               ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


9110 East Nichols Avenue, Suite 200
Englewood, CO                                                       80112
------------------------------                            ---------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:       (303) 792-3600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X     No_____
                      -------

The number of shares outstanding of $1.00 par value common stock at November 8, 1996 was 100 shares.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                              SEPTEMBER 30, 1996

                                  (UNAUDITED)

                               TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION                                                        PAGE NUMBER
                                                                                     -----------
     Item 1.   Financial Statements
     ------    --------------------

     UNITED ARTISTS THEATRE CIRCUIT, INC.
               Condensed Consolidated Balance Sheets...........................................3
               Condensed Consolidated Statements of Operations.................................4
               Condensed Consolidated Statement of Stockholder's Equity........................5
               Condensed Consolidated Statements of Cash Flow..................................6
               Notes to Condensed Consolidated Financial Statements............................7

     GUARANTOR - OSCAR I CORPORATION
               Condensed Consolidated Balance Sheets..........................................13
               Condensed Consolidated Statements of Operations................................14
               Condensed Consolidated Statement of Stockholders' Equity.......................15
               Condensed Consolidated Statements of Cash Flow.................................16
               Notes to Condensed Consolidated Financial Statements...........................17

     Item 2.   Management's Discussion and Analysis of
     -------   ---------------------------------------
                    Financial Condition and Results of Operations.............................23
                    ---------------------------------------------

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                             (Amounts in Millions)
                                  (Unaudited)

                                                               September 30, 1996   December 31, 1995
                                                               -------------------  -----------------
          Assets
          ------
Cash and cash equivalents......................................     $   5.1                32.4
Notes and other receivables, net...............................        32.9                35.0
Prepaid expenses and concession inventory......................        19.8                20.3
Investments and related receivables............................        25.0                14.1
Property and equipment, at cost:
 Land..........................................................        36.4                35.0
 Theatre buildings, equipment and other........................       409.9               370.3
                                                                    -------              ------
                                                                      446.3               405.3
 Less accumulated depreciation and amortization................      (117.9)              (99.0)
                                                                    -------              ------
                                                                      328.4               306.3
                                                                    -------              ------

Intangible assets, net.........................................       141.2               165.8
Other assets, net..............................................        15.5                20.3
                                                                    -------              ------
                                                                    $ 567.9               594.2
                                                                    =======              ======

          Liabilities and Stockholder's Equity
          ------------------------------------
Accounts payable...............................................     $  64.4                88.5
Accrued liabilities............................................        25.8                27.0
Other liabilities..............................................        21.5                21.4
Debt (note 5)..................................................       404.8               383.2
                                                                    -------              ------
 Total liabilities.............................................       516.5               520.1
                                                                    -------              ------

Minority interests in equity of consolidated
 subsidiaries..................................................         7.3                 7.0

Stockholder's equity:
 Preferred stock (note 7)......................................       164.9               149.2
 Common stock..................................................           -                   -
 Additional paid-in capital....................................        57.8                73.5
 Accumulated deficit...........................................      (179.3)             (155.9)
 Cumulative foreign currency translation
  adjustment...................................................        (0.2)               (0.1)
 Intercompany account..........................................         0.9                 0.4
                                                                    -------              ------
                                                                       44.1                67.1
                                                                    -------              ------
                                                                    $ 567.9               594.2
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

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                             (Amounts in Millions)
                                  (Unaudited)

                                                     Three Months          Nine Months         Three Months          Nine Months
                                                         Ended                Ended                Ended                Ended
                                                  September 30, 1996   September 30, 1996   September 30, 1995*  September 30, 1995*

                                                  -------------------  -------------------  -------------------  -------------------


Revenue:
  Admissions.....................................        $132.0                354.2                135.3                343.2
  Concession sales...............................          53.8                141.2                 54.7                134.5
  Other..........................................           6.0                 16.1                  4.0                  9.2
                                                         ------                -----                -----                -----
                                                          191.8                511.5                194.0                486.9
                                                         ------                -----                -----                -----
Costs and expenses:
  Film rental and advertising expenses...........          74.5                194.9                 73.9                185.5
  Direct concession costs........................           8.7                 22.6                  9.1                 22.0
  Other operating expenses.......................          71.0                200.9                 66.2                181.9
  Affiliate lease rentals (notes 3 and 8)........           2.6                  7.6                  3.7                 10.8
  General and administrative (note 8)............           8.1                 24.8                  9.1                 24.9
  Depreciation and amortization..................          18.1                 52.1                 17.0                 49.0
                                                         ------                -----                -----                -----
                                                          183.0                502.9                179.0                474.1
                                                         ------                -----                -----                -----

  Operating income...............................           8.8                  8.6                 15.0                 12.8

Other income (expense):
  Interest, net (notes 5 and 8)..................          (9.4)               (27.4)                (9.3)               (28.3)
  Loss on disposition of assets, net.............             -                    -                 (0.8)                (3.2)
  Share of earnings of affiliates, net...........             -                    -                  0.4                  0.7
  Minority interests in earnings of
    consolidated subsidiaries....................          (0.3)                (0.8)                (0.3)                (1.0)
  Other, net.....................................          (1.3)                (2.7)                (0.6)                (1.8)
                                                         ------                -----                -----                -----
                                                          (11.0)               (30.9)               (10.6)               (33.6)
                                                         ------                -----                -----                -----

  Income (loss) before income tax expense........          (2.2)               (22.3)                 4.4                (20.8)

Income tax expense (note 9)......................          (0.4)                (1.1)                (0.5)                (1.3)
                                                         ------                -----                -----                -----

  Net income (loss)..............................          (2.6)               (23.4)                 3.9                (22.1)

Dividend on preferred stock (note 7).............          (5.3)               (15.7)                (4.6)               (13.7)
                                                         ------                -----                -----                -----

  Net loss available to common
   stockholder...................................        $ (7.9)               (39.1)                (0.7)               (35.8)
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

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

           Condensed Consolidated Statement of Stockholder's Equity
                             (Amounts in Millions)
                                  (Unaudited)

                                                                                                      Cumulative
                                                                                                    Foreign currency
                                                  Preferred   Common     Additional     Accumulated   translation
                                                    stock      stock   paid-in capital    deficit     adjustment
                                                  ---------  -------  -----------------  ---------   ------------
Balance at January 1, 1996...................      $149.2       -            73.5         (155.9)        (0.1)

Accretion of dividends on
  preferred stock............................        15.7       -           (15.7)           -             -

Net increase in intercompany account.........         -         -             -              -             -

Foreign currency translation adjustment......         -         -             -              -           (0.1)

Net loss.....................................         -         -             -            (23.4)          -
                                                    -----    -------        ------         ------       ------

Balance at September 30, 1996................      $164.9       -            57.8         (179.3)        (0.2)
                                                    =====    =======        ======         ======       ======
                                                                         Total
                                                    Intercompany      stockholder's
                                                       account          equity
                                                      ---------        --------
Balance at January 1, 1996...............                0.4             67.1

Accretion of dividends on
  preferred stock........................                 -                -

Net increase in intercompany account.....                0.5              0.5

Foreign currency translation adjustment..                 -              (0.1)

Net loss.................................                 -             (23.4)
                                                       ------            -----

Balance at September 30, 1996............                0.9             44.1
                                                       ======            =====

See accompanying notes to condensed consolidated financial statements.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flow
                             (Amounts in Millions)
                                  (Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                      -------------------
                                                                        1996      1995*
                                                                        ----      -----
Net cash provided by operating activities..........................    $  5.7      18.2

Cash flow from investing activities:
  Capital expenditures.............................................     (56.4)    (60.8)
  Decrease (increase) in construction in progress, net.............       2.2      (4.6)
  Decrease in receivable from sale and leaseback escrow, net.......       0.5         -
  Proceeds from disposition of assets..............................       6.6       9.8
  Cash paid for minority interest holding..........................         -     (10.3)
  Investment in theatre joint ventures, net of dividends received..      (8.5)     (0.9)
  Other, net.......................................................      (5.1)     (5.4)
                                                                       ------     -----
    Net cash used in investing activities..........................     (60.7)    (72.2)
                                                                       ------     -----

Cash flow from financing activities:
  Debt borrowings..................................................      90.9     120.6
  Debt repayments..................................................     (70.0)    (54.6)
  Net increase in intercompany account.............................       0.5       0.3
  Increase (decrease) in cash overdraft............................       9.0      (4.0)
  Increase in related party receivables............................      (2.6)     (2.9)
  Other, net.......................................................      (0.1)     (4.4)
                                                                       ------     -----
    Net cash provided by financing activities......................      27.7      55.0
                                                                       ------     -----

    Net increase (decrease) in cash................................     (27.3)      1.0

Cash and cash equivalents:
  Beginning of period..............................................      32.4      12.7
                                                                       ------     -----
  End of period....................................................    $  5.1      13.7
                                                                       ======     =====

Reconciliation of net loss to net cash provided by operating activities:
  Net loss.........................................................    $(23.4)    (22.1)
  Effect of leases with escalating minimum annual rentals..........       1.8       1.4
  Depreciation and amortization....................................      52.1      49.0
  Loss on disposition of assets, net...............................         -       3.2
  Share of earnings of affiliates, net.............................         -      (0.7)
  Minority interests in earnings of consolidated subsidiaries......       0.8       1.0
  Increase in receivables, prepaid expenses and other assets, net..      (0.8)     (3.7)
  Decrease in accounts payable, accrued liabilities
    and other liabilities, net.....................................     (24.8)     (9.9)
                                                                       ------     -----
  Net cash provided by operating activities........................    $  5.7      18.2
                                                                       ======     =====

*Restated
See accompanying notes to condensed consolidated financial statements.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                              September 30, 1996
                                  (Unaudited)

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

(2)  Sale and Leaseback
     ------------------

     On December 13, 1995, the Company entered into a sale and leaseback transaction (the "Sale and Leaseback") whereby the buildings and land underlying ten of its operating theatres and four theatres under development were sold to, and leased back from, the United Artists Theatre Circuit, Inc. 1995-A Pass Through Trust (the "Pass Through Trust"), an unaffiliated third party. The proceeds related to the four theatres under development (approximately $22.0 million) were deposited into an escrow account and will be used by the Company to fund substantially all of the construction costs associated with the four theatres. In addition, 17 theatres owned by Prop II were sold to the Pass Through Trust and leased back to the Company. Through October 31, 1996, the Company had received approximately $14.3 million from the escrow account.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued



(2)  Sale and Leaseback, continued
     -----------------------------

     The Sale and Leaseback requires the Company to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. The Company accounts for the lease as an operating lease. For the three and nine months ended September 30, 1996 $3.1 million and $8.5 million, respectively, had been charged to theatre operating expenses related to this lease. The Sale and Leaseback requires the maintenance of certain financial covenants by the Company.

(3)  Restatement
     -----------

     During December 1995, the remaining 11 theatres owned by Prop II subsequent to the Sale and Leaseback were contributed to the Company, the Prop II master lease was terminated and the $12.5 million of letters of credit established by the Company to support the Prop II debt were canceled. The contribution of these theatres has been accounted for in a manner similar to a pooling of interests, and accordingly, the accompanying financial statements have been restated to include these theatres. Separate revenue and net income (loss) amounts for the Company and the 11 remaining Prop II theatres for the three and nine months ended September 30, 1995 are presented in the following table (amounts in millions):

                                                  Three Months Ended         Nine Months Ended
                                                  September 30, 1995        September 30, 1995
                                                  ------------------        -------------------
       Revenue:
          Company................................      $193.9                     486.7
          Eleven Prop II Theatres................         0.1                       0.2
                                                       ------                     -----
          Combined...............................      $194.0                     486.9
                                                       ======                     =====

       Net income (loss):
          Company................................      $  3.5                     (23.6)
          Eleven Prop II Theatres................         0.4                       1.5
                                                       ------                     -----
          Total..................................      $  3.9                     (22.1)
                                                       ======                     =====

     In addition to the contribution of the remaining theatres, the equipment in the Prop II theatres included in the Sale and Leaseback was transferred to the Company during December 1995.

(4)  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------

     Cash payments for interest were $24.3 million and $22.2 million for the nine months ended September 30, 1996 and 1995, respectively.

     Cash payments by certain less than 80% owned entities for incomes taxes were $1.6 million and $0.6 million for the nine months ended September 30, 1996 and 1995, respectively.

     The Company accrued $15.7 million and $13.7 million of dividends during the nine months ended September 30, 1996 and 1995, respectively, on its preferred stock.

     During the nine months ended September 30, 1995, the Company incurred $2.3 million of capital lease obligations relating to new equipment.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(5)  Debt
     ----

     Debt is summarized as follows (amounts in millions):

                                                       September 30, 1996    December 31, 1995
                                                       ------------------    -----------------
          Bank Credit Facility (a)....................       $271.7                250.0
          Senior Secured Notes (b)....................        125.0                125.0
          Other (c)...................................          8.1                  8.2
                                                             ------                -----
                                                             $404.8                383.2
                                                             ======                =====

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

     (b) The senior secured notes (the "Senior Secured Notes") are due May 1, 2002 and require repayments prior to maturity of $31.25 million on May 1, 2000 and on May 1, 2001. The Senior Secured Notes accrue interest at 11 1/2% per annum, which is payable semi-annually. The Senior Secured Notes place limitations on, among other things, additional indebtedness, disposition of assets and payment of dividends. The Senior Secured Notes are secured on a pari-passu basis with the Bank
                                                ----------
          Credit Facility by the stock of the Company, substantially all of the Company's subsidiaries and UAR, and are guaranteed on a pari-passu
                                                                  ----------
          basis with the Bank Credit Facility by OSCAR I and substantially all of the Company's subsidiaries.

     (c) Other debt at September 30, 1996 consists of various term loans, mortgage notes, capital leases and other borrowings. This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through March 1, 2006.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(5)  Debt, continued
     ---------------

     At September 30, 1996, the Company was party to interest rate cap agreements on $125.0 million of floating rate debt which provide for a LIBOR interest rate cap of 7 1/2% and expire at various dates through 1998. The Company is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements. As the Company has historically received payments relating to its interest rate cap agreements, it does not anticipate such non-performance in the future. The Company amortizes the cost of its interest rate cap agreements to interest expense over the life of the underlying agreements. Amounts received from the counterparties to the interest rate cap agreements are recorded as a reduction of interest expense.

     At September 30, 1996, the Company had approximately $64.5 million of unused revolving loan commitments pursuant to the Bank Credit Facility, $2.6 million of which has been used for the issuance of letters of credit. The Company pays commitment fees of 1/2% per annum on the average unused revolver commitments.

(6)  Disclosures About Fair Value of Financial Instruments
     -----------------------------------------------------

     At September 30, 1996, the fair value of the Company's cash and cash equivalents, outstanding borrowings under the Bank Credit Facility and interest rate cap agreements approximated their carrying amount and the fair value of the Senior Secured Notes was approximately $130.4 million.

(7)  Preferred Stock
     ---------------

     Concurrent with the Acquisition, the Company issued 92,500 shares of preferred stock with a liquidation value of $92.5 million to OSCAR I. The preferred stock is redeemable at any time at the option of the Company at its stated liquidation value plus accrued and unpaid dividends. Dividends accrue at a rate of 8% through December 31, 1995, 9% through December 31, 1996 and 14% thereafter, and are payable in cash or in kind through December 31, 1996. Cash dividends are required for periods subsequent to December 31, 1996, provided that no provisions exist in any senior debt facility which restricts such cash payments. Currently, such restrictions exist. Due to the perpetual nature of the preferred stock and the escalating terms of the required dividend rates, for financial reporting purposes, dividends have been accrued at a 14% per annum rate for all periods since issuance. At September 30, 1996, the actual redemption value in accordance with the terms of the preferred stock was approximately $130.7 million.

(8)  Related Party Transactions
     --------------------------

     The Company leases certain of its theatres from UAR, Prop I and Prop II (through December 13, 1995) in accordance with three master leases. The master leases provide for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre. In conjunction with the Sale and Leaseback on December 13, 1995, the Prop II master lease and letters of credit of the Company aggregating $12.5 million which supported mortgage debt of Prop II were canceled.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(8)  Related Party Transactions, continued
     -------------------------------------

     In order to fund the cost of additions and/or renovations to the theatres leased by the Company from UAR or Prop I, the Company has periodically made advances to UAR. Interest on the advances accrues at the prime rate and amounted to $0.3 million for the three months ended September 30, 1996 and 1995 and $0.8 million and $1.1 million for the nine months ended September 30, 1996 and 1995, respectively.

     The Company is party to management agreements with UAR and its theatre joint ventures. These management agreements provide for a fee to be paid to the Company in return for certain accounting and management services. These fees are recorded as a reduction of general and administrative expenses in the accompanying condensed consolidated financial statements and approximated $0.3 million for the three months ended September 30, 1996 and 1995 and $0.9 million for the nine months ended September 30, 1996 and 1995.

(9)  Income Taxes
     ------------

     The Company and each of its 80% or more owned subsidiaries are included in OSCAR I's consolidated federal income tax returns. Pursuant to a tax sharing agreement with OSCAR I, the Company and each of its 80% or more owned consolidated subsidiaries are allocated a portion of OSCAR I's current federal income tax expense (benefit). Such allocations are determined as if the Company and each of its 80% or more owned consolidated subsidiaries were separate tax paying entities within the consolidated group. For the three months and nine months ended September 30, 1996 and 1995, the Company and each of its 80% or more owned consolidated subsidiaries were allocated no current federal income tax expense (benefit) pursuant to such tax sharing agreement as a result of the group's overall net loss position.

     Consolidated subsidiaries in which the Company owns less than 80% file separate federal income tax returns. The current and deferred federal and state income taxes of such subsidiaries are calculated on a separate return basis and are included in the accompanying condensed consolidated financial statements of the Company.

     At September 30, 1996, the Company had deferred tax assets and deferred tax liabilities of approximately $69.0 million and $8.7 million, respectively, relating primarily to the Company's net operating loss carry-forward and the difference between the financial statement and income tax basis in the Company's property and equipment. At September 30, 1996, the Company had recorded a valuation allowance of approximately $60.3 million against the net deferred tax asset.

(10) Commitments and Contingencies
     -----------------------------

     At September 30, 1996, the Company had outstanding approximately $15.1 million of letters of credit, $12.5 million of which relates to the indebtedness of Prop I.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(10) Commitments and Contingencies, continued
     ----------------------------------------

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

     The federal Americans With Disabilities Act of 1990 ("ADA") and certain state statutes among other things, require that places of public accommodation, including theatres (both existing and newly constructed) be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres in order to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and for reimbursement of plaintiff's attorney's fees and expenses under certain circumstances. The Company has established a program to review and evaluate the Company's theatres and to make any changes which may be required by the ADA. Although the Company's review and evaluation is ongoing, management believes that the cost of complying with the ADA will not materially adversely affect the Company's financial position, liquidity and results of operations.

     Connie Arnold and Annette Cupolo vs. United Artists Theatre Circuit, Inc. This action was originally filed in the Superior Court, Alameda County, California on July 31, 1991, case number 683090-4. The complaint originally alleged that the Company violated various California statutes and engaged in actions which violated plantiff's civil rights by allegedly constructing a theatre which was not lawfully accessible to certain disabled persons. The relief sought included injunctive relief and damages (including statutory damages pursuant to California law). This case was settled during August 1996.

(11) Subsequent Events
     -----------------

     On November 8, 1996, the Company and Prop I sold 19 theatres (86 screens) for net cash proceeds of approximately $11.0 million.

     On November 8, 1996, the Company entered into a sale and leaseback transaction whereby the buildings and land underlying three of its operating theatres and two theatres under development were sold for an aggregate of $21.5 million to an unaffiliated third party. The sales proceeds relating to the three operating theatres of $9.2 million were used to pay certain transaction expenses and repay outstanding debt under the Bank Credit Facility. The sales proceeds related to the two theatres under development (approximately $12.3 million) were deposited into an escrow account and will be used to fund substantially all of the land and construction costs associated with the two theatres. The lease has a term of 20 years and nine months with options to extend for an additional 10 years.

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                             (Amounts in Millions)
                                  (Unaudited)


                                                       September 30, 1996   December 31, 1995
                                                       -------------------  ------------------
                    Assets
                    ------
Cash and cash equivalents............................             $   5.1                32.5
Notes and other receivables, net.....................                20.3                25.1
Prepaid expenses and concession inventory............                19.8                20.3
Investments and related receivables..................                25.0                14.1
Property and equipment, at cost:
 Land................................................                67.2                65.8
 Theatre buildings, equipment and other..............               468.8               428.2
                                                                  -------              ------
                                                                    536.0               494.0
 Less accumulated depreciation and amortization......              (127.8)             (107.0)
                                                                  -------              ------
                                                                    408.2               387.0
                                                                  -------              ------

Intangible assets, net...............................               141.2               165.8
Other assets, net....................................                16.0                21.0
                                                                  -------              ------
                                                                  $ 635.6               665.8
                                                                  =======              ======

       Liabilities and Stockholders' Equity
       ------------------------------------
Accounts payable.....................................             $  64.4                88.5
Accrued liabilities..................................                26.6                28.3
Other liabilities (note 2)...........................                33.4                33.7
Debt (note 4)........................................               472.0               453.7
                                                                  -------              ------
 Total liabilities...................................               596.4               604.2
                                                                  -------              ------

Minority interests in equity of consolidated
 subsidiaries........................................                 7.3                 7.0

Stockholders' equity:
 Preferred stock (note 6)............................               164.9               149.2
 Common stock:
  Class A............................................                 0.1                 0.1
  Class B............................................                   -                   -
  Class C............................................                   -                   -
 Additional paid-in capital..........................                45.4                61.1
 Accumulated deficit.................................              (178.3)             (155.7)
 Cumulative foreign currency translation adjustment..                (0.2)               (0.1)
                                                                  -------              ------
                                                                     31.9                54.6
                                                                  -------              ------
                                                                  $ 635.6               665.8
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

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                             (Amounts in Millions)
                                  (Unaudited)

                                                Three Months          Nine Months         Three Months          Nine Months
                                                    Ended                Ended                Ended                Ended
                                             September 30, 1996   September 30, 1996   September 30, 1995   September 30, 1995
                                             ------------------   ------------------   ------------------   ------------------
Revenue:
  Admissions...............................              $132.0                354.2                135.3                343.2
  Concession sales.........................                53.8                141.2                 54.7                134.5
  Other....................................                 6.4                 17.1                  4.2                 10.0
                                                         ------                -----                -----                -----
                                                          192.2                512.5                194.2                487.7
                                                         ------                -----                -----                -----

Costs and expenses:
  Film rental and advertising expenses.....                74.5                194.9                 73.9                185.5
  Direct concession costs..................                 8.7                 22.6                  9.1                 22.0
  Other operating expenses (note 2)........                71.0                200.5                 66.2                181.9
  General and administrative (note 7)......                 8.1                 25.2                  9.3                 25.6
  Depreciation and amortization............                18.8                 54.1                 17.2                 51.9
                                                         ------                -----                -----                -----
                                                          181.1                497.3                175.7                466.9
                                                         ------                -----                -----                -----

  Operating income.........................                11.1                 15.2                 18.5                 20.8

Other income (expense):
  Interest, net (note 4)...................               (11.4)               (33.3)               (12.6)               (38.6)
  Gain on disposition of assets, net.......                   -                    -                  3.4                  1.0
  Share of earnings of affiliates, net.....                   -                    -                  0.4                  0.7
  Minority interests in earnings of
    consolidated subsidiaries..............                (0.3)                (0.8)                (0.3)                (1.0)
  Other, net...............................                (1.1)                (2.6)                (0.7)                (1.9)
                                                         ------                -----                -----                -----
                                                          (12.8)               (36.7)                (9.8)               (39.8)
                                                         ------                -----                -----                -----

  Income (loss) before income tax expense..                (1.7)               (21.5)                 8.7                (19.0)

Income tax expense (note 8)................                (0.4)                (1.1)                (0.6)                (1.4)
                                                         ------                -----                -----                -----

  Net income (loss)........................                (2.1)               (22.6)                 8.1                (20.4)

Dividend on preferred stock (note 6).......                (5.3)               (15.7)                (4.6)               (13.7)
                                                         ------                -----                -----                -----

  Net income (loss) available to
    common stockholders....................              $ (7.4)               (38.3)                 3.5                (34.1)
                                                         ======                =====                =====                =====

See accompanying notes to condensed consolidated financial statements.

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

           Condensed Consolidated Statement of Stockholders' Equity
                             (Amounts in Millions)
                                  (Unaudited)

                                                                                                        Cumulative
                                                 Common   Common   Common   Additional               foreign currency      Total
                                     Preferred    stock    stock    stock    paid-in    Accumulated    translation     stockholders'
                                       stock     Class A  Class B  Class C   capital      deficit       adjustment        equity
                                     ---------   -------  -------  -------  ----------  -----------  ----------------  -------------

Balance at January 1, 1996..........   $149.2       0.1        -        -       61.1       (155.7)         (0.1)            54.6

Accretion of dividends on
  preferred stock...................     15.7         -        -        -      (15.7)           -             -                -

Foreign currency translation
  adjustment........................        -         -        -        -          -            -          (0.1)            (0.1)

Net loss............................        -         -        -        -          -        (22.6)            -            (22.6)
                                       ------    ------   ------   ------     ------       ------        ------           ------

Balance at September 30, 1996.......   $164.9       0.1        -        -       45.4       (178.3)         (0.2)            31.9
                                       ======    ======   ======   ======     ======       ======        ======           ======

See accompanying notes to condensed consolidated financial statements.

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flow
                             (Amounts in Millions)
                                  (Unaudited)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                       -------------------
                                                                         1996       1995
                                                                       ---------  --------
Net cash provided by operating activities............................    $  7.8      21.4

Cash flow from investing activities:
    Capital expenditures.............................................     (57.4)    (66.4)
    Decrease (increase) in construction in progress, net.............       2.2      (4.6)
    Decrease in receivable from sale and leaseback escrow, net.......       0.5         -
    Proceeds from disposition of assets..............................       6.6      19.3
    Cash paid for minority interest holding..........................         -     (10.3)
    Investment in theatre joint ventures, net of dividends received..      (8.5)     (0.9)
    Other, net.......................................................      (5.0)     (5.4)
                                                                         ------     -----
      Net cash used in investing activities..........................     (61.6)    (68.3)
                                                                         ------     -----

Cash flow from financing activities:
    Debt borrowings..................................................      90.9     120.6
    Debt repayments..................................................     (73.3)    (63.9)
    Increase (decrease) in cash overdraft............................       9.0      (4.0)
    Other, net.......................................................      (0.2)     (4.4)
                                                                         ------     -----
      Net cash provided by financing activities......................      26.4      48.3
                                                                         ------     -----

      Net increase (decrease) in cash................................     (27.4)      1.4

Cash and cash equivalents:
    Beginning of period..............................................      32.5      12.8
                                                                         ------     -----
    End of period....................................................    $  5.1      14.2
                                                                         ======     =====

Reconciliation of net loss to net cash provided by
      operating activities:
    Net loss.........................................................    $(22.6)    (20.4)
    Effect of leases with escalating minimum annual rentals..........       1.8       1.4
    Depreciation and amortization....................................      54.1      51.9
    Gain on disposition of assets, net...............................         -      (1.0)
    Share of earnings of affiliates, net.............................         -      (0.7)
    Minority interests in earnings of consolidated subsidiaries......       0.8       1.0
    Increase in receivables, prepaid expenses and other assets, net..      (0.6)     (1.1)
    Decrease in accounts payable, accrued liabilities
      and other liabilities, net.....................................     (25.7)     (9.7)
                                                                         ------     -----
    Net cash provided by operating activities........................    $  7.8      21.4
                                                                         ======     =====

See accompanying notes to condensed consolidated financial statements.

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                              September 30, 1996
                                  (Unaudited)

(1)  General Information
     -------------------

     Oscar I Corporation, a Delaware Corporation ("OSCAR I") was formed in February 1992 for the purpose of purchasing United Artists Theatre Circuit, Inc. ("UATC") from an affiliate of Tele-Communications, Inc. ("TCI"). OSCAR I is owned by an investment fund managed by affiliates of Merrill Lynch Capital Partners, Inc. ("MLCP") and certain institutional investors (collectively, the "Non-Management Investors"), Mr. Stewart D. Blair (Chairman and Chief Executive Officer of UATC) and certain other members of UATC's management. On May 12, 1992, OSCAR I purchased all of the outstanding common stock of UATC from an affiliate of TCI (the "Acquisition") for approximately $544 million.

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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made in the accompanying interim condensed consolidated financial statements which are necessary to present fairly the financial position of OSCAR I and the results of its operations. Interim results are not necessarily indicative of the results for the entire year because of fluctuations of revenue and related expenses resulting from seasonality of attendance and the availability of popular motion pictures. These financial statements should be read in conjunction with the audited December 31, 1995 consolidated financial statements and notes thereto included as part of UATC's Form 10-K.

(2)  Sale and Leaseback
     ------------------

     On December 13, 1995, OSCAR I entered into a sale and leaseback transaction (the "Sale and Leaseback") whereby the buildings and land underlying 31 of its operating theatres and four theatres currently under development were sold to, and leased back from, the United Artists Theatre Circuit, Inc. 1995-A Pass Through Trust (the "Pass Through Trust"), an unaffiliated third party. The proceeds related to the four theatres under development (approximately $22.0 million) were deposited into an escrow account and will be used by OSCAR I to fund substantially all of the construction costs associated with the four theatres. Through October 31, 1996, OSCAR I had received approximately $14.3 million from the escrow account.

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

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(2)  Sale and Leaseback, continued
     -----------------------------

     The Sale and Leaseback requires OSCAR I to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. OSCAR I accounts for the lease as an operating lease. For the three and nine months ended September 30, 1996 $2.9 million and $8.0 million, respectively, had been charged to theatre operating expenses related to this lease. The Sale and Leaseback requires the maintenance of certain financial convenants by OSCAR I.

(3)  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------

     Cash payments for interest were $29.9 million and $31.1 million for the nine months September 30, 1996 and 1995, respectively.

     Cash payments by certain less than 80% owned entities for income taxes were $1.6 million and $0.6 million for the nine months ended September 30, 1996 and 1995, respectively.

     OSCAR I accrued $15.7 million and $13.7 million of dividends during the nine months ended September 30, 1996 and 1995, respectively, on its preferred stock.

     During the nine months ended September 30, 1995, OSCAR I incurred $2.3 million of capital lease obligations relating to new equipment.

(4)  Debt
     ----

     Debt is summarized as follows (amounts in millions):

                                                 September 30,  December 31,
                                                     1996           1995
                                                     ----           ----
            UATC Bank Credit Facility (a).....      $271.7         250.0
            UATC Senior Secured Notes (b).....       125.0         125.0
            UATC Other (c)....................         8.1           8.2
            UAR Promissory Notes (d)..........        10.9          13.8
            Prop I Mortgage Notes (e).........        56.3          56.7
                                                    ------         -----
                                                    $472.0         453.7
                                                    ======         =====

     (a) On May 1, 1995, UATC restated its existing bank credit facility to principally provide for additional term and revolving loan commitments, to extend the final maturity of the facility and reduce interest rate borrowing spreads. The restated bank credit facility (the "Bank Credit Facility") provides for term loans aggregating $250.0 million (the "Term Loans), a reducing revolving loan with commitments aggregating $87.5 million (the "Revolving Facility") and standby letters of credit aggregating $12.5 million (the "Standby Letters of Credit"). Principal on the Term Loans is payable in escalating semi-annual installments commencing December 31, 1996, with a final installment due March 31, 2002. The aggregate commitments available for borrowing under the Revolving Facility decline each year commencing December 31, 1997 through March 31, 2002. Borrowings under the

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(4)  Debt, continued
     ---------------

          Bank Credit Facility provide for interest to be accrued at varying rates depending on the ratio of indebtedness to annualized operating cash flow, as defined. Interest is payable at varying dates depending on the type of rate selected by UATC, but no less frequently than once each quarter. The Bank Credit Facility contains certain provisions that require the maintenance of certain financial ratios and place limitations on additional indebtedness, disposition of assets and payment of dividends. The Bank Credit Facility is secured by the stock of UATC, substantially all of UATC's subsidiaries and UAR, and is guaranteed by OSCAR I and substantially all of UATC's subsidiaries.

     (b) The senior secured notes (the "Senior Secured Notes") are due May 1, 2002 and require repayments prior to maturity of $31.25 million on May 1, 2000 and on May 1, 2001. The Senior Secured Notes accrue interest at 11 1/2% per annum, which is payable semi-annually. The Senior Secured Notes place limitations on, among other things, additional indebtedness, disposition of assets and payment of dividends. The Senior Secured Notes are secured on a pari-passu basis with the Bank
                                                ----------
          Credit Facility by the stock of UATC, substantially all of the UATC's subsidiaries and UAR, and are guaranteed on a pari-passu basis with
                                                        ----------
          the Bank Credit Facility by OSCAR I and substantially all of UATC's subsidiaries.

     (c) UATC's other debt at September 30, 1996 consists of various term loans, mortgage notes, capital leases and other borrowings. This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through March 1, 2006.

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

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(4)  Debt, continued
     ---------------

     At September 30, 1996, UATC was party to interest rate cap agreements on $125.0 million of floating rate debt which provide for a LIBOR interest rate cap of 7 1/2% and expire at various dates through 1998. UATC is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements. As UATC has historically received payments relating to such interest rate cap agreements, UATC does not anticipate such non-performance in the future. UATC amortizes the cost of its interest rate cap agreements to interest expense over the life of the underlying agreements. Amounts received from the counterparties to the interest rate cap agreements are recorded as a reduction of interest expense.

     At September 30, 1996, UATC had approximately $64.5 million of unused revolving loan commitments pursuant to the Bank Credit Facility, $2.6 million of which has been used for the issuance of letters of credit. UATC pays commitment fees of 1/2% per annum on the average unused revolver commitments.

(5)  Disclosures About Fair Value of Financial Instruments
     -----------------------------------------------------

     At September 30, 1996, the fair value of OSCAR I's cash and cash equivalents, outstanding debt with the exception of the Senior Secured Notes and interest rate cap agreements approximated their carrying amount and the fair value of the Senior Secured Notes was approximately $130.4 million.

(6)  Preferred Stock
     ---------------

     The OSCAR I preferred stock is redeemable any time at the option of OSCAR I at its stated liquidation value plus accrued and unpaid dividends. Dividends accrue at a rate of 8% through December 31, 1995, 9% through December 31, 1996 and 14% thereafter, and are payable in cash or in kind through December 31, 1996. Cash dividends are required for periods subsequent to December 31, 1996, provided that no provisions exist in any senior debt facility of OSCAR I or UATC which restricts such cash payment. Currently, such restrictions exist. The preferred stock contains certain restrictions on, among other things, the incurrence of additional indebtedness by OSCAR I or its subsidiaries. Due to the perpetual nature of the preferred stock and the escalating terms of the required dividend rates, for financial statement purposes dividends have been accrued at a 14% per annum rate for all periods since issuance. At September 30, 1996, the actual redemption value in accordance with the terms of the preferred stock was approximately $130.7 million.

(7)  Related Party Transactions
     --------------------------

     OSCAR I is party to management agreements with its theatre joint ventures. These management agreements provide for a fee to be paid to OSCAR I in return for certain accounting and management services. These fees are recorded as a reduction of general and administrative expenses in the accompanying condensed consolidated financial statements and approximated $0.2 million and $0.1 million for the three months ended September 30, 1996 and 1995, respectively, and $0.5 million and $0.2 million for the nine months ended September 30, 1996 and 1995, respectively.

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

        Notes to Condensed consolidated Financial Statements, continued

(8)  Income Taxes
     ------------

     Consolidated subsidiaries in which OSCAR I owns less than 80% file separate federal income tax returns. The current and deferred federal and state income taxes of such subsidiaries are calculated on a separate return basis and are included in the accompanying condensed consolidated financial statements of OSCAR I.

     At September 30, 1996, OSCAR I had deferred tax assets and deferred tax liabilities of approximately $73.1 million and $12.2 million, respectively, relating primarily to OSCAR I's net operating loss carry-forward and the difference between the financial statement and income tax basis in OSCAR I's property and equipment. At September 30, 1996, OSCAR I had recorded a valuation allowance of approximately $60.9 million against the net deferred tax asset.

(9)  Commitments and Contingencies
     -----------------------------

     There are pending legal proceedings by or against OSCAR I and/or its subsidiaries involving alleged breaches of contracts, torts, violations of antitrust laws, and miscellaneous other causes of action. In addition, there are various claims against OSCAR I and/or its subsidiaries relating to certain of the leases held by OSCAR I and/or its subsidiaries. Although it is not possible to predict the outcome of such legal proceedings, in the opinion of management, such legal proceedings will not have a material adverse effect on OSCAR I's financial position, liquidity or results of operations.


     The federal Americans With Disabilities Act of 1990 (the "ADA"), and certain state statutes among other things, require that places of public accommodation, including theatres (both existing and newly constructed) be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres in order to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and for reimbursement of plaintiff's attorneys' fees and expenses under certain circumstances. OSCAR I has established a program to review and evaluate OSCAR I's theatres and to make any changes which may be required by the ADA. Although OSCAR I's review and evaluation is on-going, management believes that the cost of complying with the ADA will not materially adversely affect OSCAR I's financial position, liquidity or results of operations.

     Connie Arnold and Annette Cupolo vs. United Artists Theatre Circuit, Inc. This action was originally filed in the Superior Court, Alameda County, California on July 31, 1991, case number 683090-4. The complaint originally alleged that the Company violated various California statutes and engaged in actions which violated plantiff's civil rights by allegedly constructing a theatre which is not lawfully accessible to certain disabled persons. The relief sought included injunctive relief and damages (including statutory damages pursuant to California law). This case was settled during August 1996.

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued

(10) Subsequent Events
     -----------------

     On November 8, 1996, OSCAR I sold 19 theatres (86 screens) for net cash proceeds of approximately $11.0 million.

     On November 8, 1996, OSCAR I entered into a sale and leaseback transaction whereby the buildings and land underlying three of its operating theatres and two theatres under development were sold for an aggregate of $21.5 million to an unaffiliated third party. The sales proceeds relating to the three operating theatres of $9.2 million were used to pay certain transaction expenses and repay outstanding debt under the Bank Credit Facility. The sales proceeds related to the two theatres under development (approximately $12.3 million) were deposited into an escrow account and will be used to fund substantially all of the land and construction costs associated with the two theatres. The lease has a term of 20 years and nine months with options to extend for an additional 10 years.

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

                             RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

The following table summarizes certain operating data of the Company's theatres (dollars in millions, except admissions per weighted average operating theatre, admissions per weighted average operating screen and concession sales per weighted average operating theatre):

                                                  Three Months Ended      %      Nine Months Ended       %
                                                     September 30,     Increase     September 30,     Increase
                                                     -------------                  -------------
                                                     1996     1995     (Decrease)    1996     1995     (Decrease)
                                                     ----     ----     ----------    ----     ----     ----------
Operating Theatres (1)
 Revenue:
    Admissions..................................  $  132.0     135.3      (2.4)%     354.2     343.2      3.2
    Concession sales............................      53.8      54.7      (1.6)      141.2     134.5      5.0
    Other.......................................       6.0       4.0      50.0        16.1       9.2     75.7
   Operating Expenses:
    Film rental and advertising expenses........      74.5      73.9       0.8       194.9     185.5      5.1
    Direct concession costs.....................       8.7       9.1      (3.8)       22.6      22.0      2.7
    Personnel expense...........................      25.7      26.9      (4.3)       72.8      72.8        -
    Rent expense, including affiliate lease
     rentals....................................      22.6      19.1      18.3        64.5      54.6     18.0
    Other operating expenses....................      25.3      23.9       6.1        71.2      65.3      9.1

   Weighted Avg Operating Theatres(2)...........       399       412      (3.2)        404       414     (2.4)
   Weighted Avg Operating Screens(2)............     2,325     2,286       1.7       2,300     2,270      1.3
   Weighted Avg Screens Per Avg Theatre.........       5.8       5.5       5.0         5.7       5.5      3.8
   Admissions Per Weighted Avg Operating
    Theatre.....................................  $330,807   328,302       0.8     876,777   828,974      5.8
   Admissions Per Weighted Avg Operating
    Screen......................................  $ 56,771    59,169      (4.1)    154,008   151,187      1.9
   Concession Sales Per Weighted Avg
    Operating Theatre...........................  $134,961   132,835       1.6     349,541   324,782      7.6

(1) The operating theatres include revenue and expenses of all theatres operated by the Company which are more than 50% owned.
(2) Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.

REVENUE FROM OPERATING THEATRES
-------------------------------

ADMISSIONS: Admissions revenue and admissions per weighted average operating screen decreased 2.4% and 4.1%, respectively, during the three months ended September 30, 1996 and increased 3.2% and 1.9%, respectively, during the nine months ended September 30, 1996 as compared to the prior year periods. The decreased admissions revenue during the three months ended September 30, 1996 was primarily due to a 5.3% decrease in attendance partially off-set by a 3.0% increase in average ticket prices. The increased admissions revenue during the nine months ended September 30, 1996 was primarily due to a 1.0% increase in attendance and a 2.3% increase in average ticket prices. The decrease in attendance for the three months ended September 30, 1996 appeared to be primarily related to the effect of the summer Olympic games. While Independence Day and A Time to Kill performed very well during the Olympics, the attendance of several other films released in late July and August appeared to be adversely impacted. The increase in attendance for the nine months ended September 30, 1996 was primarily due to the success of several films released during the 1995 holidays which carried over into 1996 and to the success of several films released during the first quarter of 1996. The increase in average ticket prices was due primarily to a decline in the number of tickets sold for lower priced matinee shows. Admissions per weighted average operating theatre increased 0.8% and 5.8% during the three and nine months ended September 30, 1996, respectively, as compared to the prior year periods primarily as a result of the attendance and average ticket price fluctuations discussed above and to the new theatres opened by the Company which have a higher average attendance per screen and the sale or closure of several smaller (in terms of screens) less productive theatres.

CONCESSION SALES: Concession sales decreased 1.6% during the three months ended September 30, 1996 and increased 5.0% during the nine months ended September 30, 1996, respectively, as compared to the prior year periods. These fluctuations in concession sales were primarily attributable to the attendance fluctuations noted above as well as increases in the average concession sale per patron of 3.9% and 4.2% during the three and nine months ended September 30, 1996, respectively, as compared to the prior year periods. The increases in the average concession sale per patron were attributable to the Company's increased emphasis on training, the installation of bulk candy stands in May 1995, the renovation of concession stands at certain existing theatres, the opening of several new theatres with more efficient concession operations and the closure or sale of certain less efficient older, smaller theatres.

OTHER: Other revenue is derived primarily from on-screen advertising, electronic video games located in theatre lobbies, the rental of theatres by the Company's newly formed Proteus Network(TM) for satellite networked and non-networked corporate meetings, seminars and other training/educational uses, non-theatrical related revenue from the Company's Starport(TM) entertainment centers and other miscellaneous revenue. Other revenue increased 50.0% and 75.7% during the three months and nine months ended September 30, 1996, respectively, as compared to the prior year periods primarily as a result of the Company's circuit-wide pre-show slide advertising program initiated in 1995, revenue from the Proteus Network(TM) and revenue from the Company's Starport(TM) entertainment centers in Indianapolis, Indiana and Austin, Texas which opened in September 1995 and August 1996, respectively.

OPERATING EXPENSES FROM OPERATING THEATRES
------------------------------------------

FILM RENTAL AND ADVERTISING EXPENSES: Film rental and advertising expenses increased 0.8% and 5.1% during the three and nine months ended September 30, 1996, respectively, as compared to the prior year periods. Film rental and advertising expenses as a percentage of admissions revenue for the three months ended September 30, 1996 and 1995 were 56.4% and 54.6%, respectively, and 55.0% and 54.1% for the nine months ended September 30, 1996 and 1995, respectively. These increases in film rental and advertising expenses as a percentage of admissions revenue relate primarily to an increase in the percentage of revenue from higher cost films released during the three months ended September 30, 1996 and during the 1995 holiday season which held over into the first quarter of 1996 and a greater number of successful films released during the first quarter of 1996. In addition, due to the increase in the number of films released and the effect of the summer Olympic games, during the summer of 1996 several films had shorter runs with a higher percentage of their total admissions falling during the opening weeks.

DIRECT CONCESSION COSTS: Direct concession costs include direct concession product costs and concession promotional expenses. Such expenses decreased 3.8% for the three months ended September 30, 1996 and increased 2.7% during the nine months ended September 30, 1996 as compared to the prior year periods. These fluctuations in direct concession costs for the three and nine months ended September 30, 1996 were primarily due to the concession sales revenue fluctuation discussed above. Direct concession costs as a percentage of concession sales revenue for the three months ended September 30, 1996 and 1995 were 16.2% and 16.6%, respectively, and 16.0% and 16.4% for the nine months ended September 30, 1996 and 1995, respectively. The slight decrease in the concession cost percentage for the three and nine months ended September 30, 1996 as compared to the prior year periods was primarily due to the sale of advertising on popcorn containers which was offset against promotional expenses, partially offset by higher costs attributable to increased sales of bulk candy.

PERSONNEL EXPENSE: Personnel expense includes the salary and wages of the theatre manager and all theatre staff, commissions on concession sales, payroll taxes and employee benefits. Such expenses decreased 4.3% for the three months ended September 30, 1996 as compared to the prior year period and were constant for the nine months ended September 30, 1996 and 1995. Personnel expense as a percentage of total revenue declined to 13.4% and 14.2% for the three and nine months ended September 30, 1996, respectively, versus 13.9% and 15.0% for the comparable prior year periods, respectively. These decreases in personnel expenses as a percentage of total revenue were due primarily to more attendance sensitive theatre staffing. On October 1, 1996, new Federal minimum wage laws went into effect which will primarily increase the hourly wages paid to certain of the Company's theatre employees in smaller and mid-sized markets where employees are currently paid the minimum wage. Some of this increase in the hourly wage is expected to be offset by more efficient staffing, a 90 day training wage which is set at the previous wage rates and selective increases in ticket prices. As many of the Company's theatres are located in larger metropolitan areas where employees are already at or above the new minimum wage standards, the average wages paid in those markets will not be affected significantly by the new legislation.

RENT EXPENSE: Rent expense consists primarily of theatre base rentals as well as contingent rentals which are a function of the underlying theatre's revenue over an agreed upon breakpoint. Rent expense increased 18.3% and 18.0% during the three and nine months ended September 30, 1996, respectively, as compared to the prior year periods, primarily as a result of an increase in base rentals associated with newly opened theatres and $3.1 million and $8.5 million of rent associated with the Sale and Leaseback for the three and nine month 1996 periods, respectively, partially offset by fewer weighted average operating theatres. Excluding the rent associated with the Sale and Leaseback, rent expense during the three and nine months ended September 30, 1996 increased only 8.4% and 11.7%, respectively, as compared to prior year periods.

OTHER OPERATING EXPENSES: Other operating expenses consist of utilities, repairs and maintenance, insurance, real estate and other taxes, supplies and other miscellaneous operating expenses. Other operating expenses increased 6.1% and 9.1% during the three and nine months ended September 30, 1996, respectively, as compared to the prior year periods, primarily as a result of an increase in attendance (nine month period), increased property and casualty insurance expenses, increased pre-opening costs associated with the theatres opened during the latter part of 1995 and during 1996, normal inflationary increases, an increase in the number of weighted average operating screens and expenses associated with the Proteus Network(TM).

The revenue and operating expenses discussed above are incurred exclusively within the Company's theatres. The other expense discussions below reflect the combined expenses of corporate, divisional, district and theatre operations.

GENERAL AND ADMINISTRATIVE EXPENSE
----------------------------------

General and administrative expense consists primarily of costs associated with theatre administrative personnel, international staff, Proteus sales and marketing staff and other support functions located at the Company's corporate headquarters, film booking and three general manager field offices and 15 district theatre operations offices (generally located in theatres). Such expenses decreased $1.0 million and $0.1 million for the three and nine months ended September 30, 1996, respectively, as compared to prior year periods, primarily as a result of a $1.1 million accrual during the three months ended September 30, 1995 for severance expenses, partially offset by normal annual salary adjustments as well increased professional and legal fees associated with, among other legal matters, the Connie Arnold settlement discussed below. Excluding the effect of the 1995 $1.1 million severance accrual, general and administrative expenses for the nine month period declined slightly to 4.8% of total revenue.

DEPRECIATION AND AMORTIZATION
-----------------------------

Depreciation and amortization expense includes the depreciation of theatre buildings and equipment and the amortization of theatre lease costs and certain non-compete agreements. Depreciation and amortization increased $1.1 million and $3.1 million during the three and nine months ended September 30, 1996, respectively as compared to the prior year periods, primarily due to depreciation charges on the Company's theatres opened during the latter part of 1995 and during 1996, offset by a decrease in depreciation and amortization related to theatres which were included in a valuation reserve recorded in December of 1995.

INTEREST
--------

Interest expense increased $0.1 million for the three months ended September 30, 1996 and decreased $0.9 million for the nine months ended September 30, 1996 as compared to the prior year periods. These fluctuations were primarily due to lower market interest rates on floating rate borrowings, offset by slightly higher average debt balances. Interest expense includes amortization of deferred loan costs of $0.5 million and $1.6 million for the three and nine months ended September 30, 1996, respectively, and $0.5 million and $1.4 million for the three and nine months ended September 30, 1995, respectively. Interest expense is net of interest income of $0.3 million and $1.0 million for the three and nine months ended September 30, 1996, respectively, and $0.6 million and $1.4 million for the three and nine months ended September 30, 1995, respectively.

NET LOSS
--------

During the three and nine months ended September 30, 1996, the Company incurred net losses of $2.6 million and $23.4 million, respectively, compared to net income of $3.9 million and a net loss of $22.1 million for the three and nine months ended September 30, 1995, respectively. The decrease in net income for the three months ended September 30, 1996 as compared to the prior year period was due to decreased theatrical revenue, higher film rental costs and costs associated with opening new theatres, and rental expenses associated with the Sale and Leaseback. The increase in the net loss for the nine months ended September 30, 1996 as compared to the prior year period was due to higher film rental costs, increased rental expense associated with the Sale and Leaseback and increased depreciation on the Company's newly opened theatres, partially offset by increased theatrical revenue and more efficient theatre staffing.

                        LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1996, $5.7 million of cash was provided by operating activities. This operating source of cash, in addition to $27.7 million of cash provided by financing activities and cash balances available at December 31, 1995 was used to finance $60.7 million of capital expenditures and other investing activities.

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

Effective May 1, 1995, the Company refinanced and restated its Bank Credit Facility to correspond with the Company's current capital and corporate structure and its current business plan. The New Bank Credit Facility provides for a $250 million delayed draw term loan, $87.5 million of revolving loan and letters of credit commitments, and $12.5 million of standby letters of credit. The New Bank Credit Facility has reduced the floating interest rate spreads paid by the Company and extended the average life of the Company's bank debt by requiring semi-annual principal payments on term loans commencing December 31, 1996, and extending the maturity date to March 31, 2002.

On December 13, 1995, the Company entered into the Sale and Leaseback whereby the land and buildings underlying ten of its operating theatres and four theatres under development were sold to, and leased back from, the United Artists Theatre Circuit, Inc. 1995-A Pass Through Trust (the "Pass Through Trust"), an unaffiliated third party. The sale proceeds relating to the ten operating theatres were used to pay certain transaction expenses and repay outstanding revolving bank debt of the Company, with the excess being held in short term cash investments. The sales proceeds related to the four theatres under development (approximately $22.0 million) were deposited into an escrow account and will be used to fund substantially all of the construction costs associated with the four theatres. In addition, 17 theatres owned by Prop II were sold to the Pass Through Trust and leased back to the Company. Substantially all of the proceeds from the Prop II sale were used to retire all of Prop II's mortgage debt and pay transaction expenses. Through October 31, 1996, the Company had received approximately $14.3 million from the escrow account.

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

The Company is continuously looking for attractive theatre development opportunities within the United States and certain countries outside of the United States which have strategic significance and offer attractive returns and growth potential. Theatres developed outside of the United States are generally developed in conjunction with local strategic partners. In addition, in an effort to attract additional theatre patrons and increase theatre operating revenue and cash flow, the Company is developing entertainment centers called Starport(TM). The Starport(TM) entertainment centers will typically consist of a multi-plex theatre (10 screens or more), a Showscan(TM) motion theatre, one or more virtual reality attractions and expanded food operations. The Starport(TM) will operate during the same periods as the theatre and require little incremental management overhead to operate. In addition, most of the Starport(TM) attractions outside of the multiplex theatre will be funded, owned and/or developed jointly with the technology or equipment provider.

In an effort to limit the amount of investment exposure on any one project, the Company typically develops theatre projects where the land and building is leased through long-term operating leases. However, where such lease transactions are not available, the Company will invest in the land and development of the entire theatre facility (fee-owned) and then seek to enter into a sale and leaseback transaction subsequent to the opening of the theatre. Regardless of whether the theatre is fee-owned or leased, in most cases the equipment and other theatre fixtures are owned by the Company. For the nine months ended September 30, 1996, the Company invested approximately $56.4 million in: (i) six theatres (53 screens) which opened during 1995, (ii) 12 theatres (110 screens) which opened in 1996, (iii) additions to three existing theatres (eight screens), (iv) construction on an additional nine theatres (86 screens) and an addition to one existing theatre (four screens) which the Company intends to open during the remainder of 1996 or early 1997, and (v) renovations and recurring maintenance to certain existing theatres and corporate capital expenditures.

During the nine months ended September 30, 1996, the Company's 50% owned Hong Kong joint venture acquired two existing theatres (four screens) with cash held in the venture's Hong Kong bank accounts. During the nine months ended September 30, 1996, the Company received $1.1 million of dividends from the Hong Kong joint venture. Also, $8.5 million was invested in the Company's 50% owned Argentine and 50% owned Mexican joint ventures which was used primarily for its construction of theatres by those joint venture companies. On October 30, 1996, the Company's 50% owned Mexican joint venture opened its first theatre (12 screens) in Mexico City. Two additional theatres (21 screens) are projected to open in Mexico prior to December 31, 1996.

At September 30, 1996, the Company had entered into theatre construction and equipment commitments aggregating approximately $49.2 million for theatres which the Company intends to open during the next two years. Such amount relates only to projects in which the Company had executed a definitive lease or land purchase agreement and for which construction had started. Of the committed amount, approximately $7.7 million will be funded from the Sale and Leaseback proceeds currently held in escrow.

During late 1995, the Company initiated a plan to increase its efforts to dispose of, through sale or lease terminations, certain of its operating theatres and real estate owned by it and UAR and Prop I which are not considered part of its long-term strategic plans. This increased emphasis on the disposal of non-strategic or underperforming theatres and/or real estate is expected to involve as many as 121 theatres (484 screens). Net proceeds from these increased disposition efforts will be used to repay existing debt and/or redeployed into new higher margin theatres. While there can be no assurance that such sales or lease termination efforts will be successful, several sales and lease terminations have been completed and negotiations are on-going with respect to several other theatres and pieces of real estate. For the twelve months ended September 30, 1996, the Company had sold 16 theatres (87 screens) and closed 17 theatres (72 screens) which had been identified for disposal . On November 8, 1996, the Company and Prop I sold 19 theatres (86 screens) which had been identified for disposal to another theatre operator for approximately $11.0 million.

On November 8, 1996, the Company entered into a sale and leaseback transaction whereby the buildings and land underlying three of its operating theatres and two theatres under development were sold for an aggregate of $21.5 million to an unaffiliated third party. The sales proceeds relating to the three operating theatres of $9.2 million were used to pay certain transaction expenses and repay outstanding debt under the Bank Credit Facility. The sales proceeds related to the two theatres under development (approximately $12.3 million) were deposited into an escrow account and will be used to fund substantially all of the land and construction costs associated with the two theatres. The lease has a term of 20 years and nine months with options to extend for an additional 10 years.

Management believes its cash balances, cash flow from operations, borrowings under its Bank Credit Facility, the proceeds from asset sales and the proceeds from sale and leaseback transactions will be sufficient to fund its debt service, capital expenditures and other investments, and other liquidity requirements for the foreseeable future.

                                     OTHER

Due to the Company's current reliance on the supply of successful motion pictures, any extended period of poorly performing motion pictures and/or any significant disruption in the production of quality motion pictures by the major motion picture production companies or independent producers may have an adverse affect on the Company's results of operations, liquidity and financial position.

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

Connie Arnold and Annette Cupolo vs. United Artists Theatre Circuit, Inc. This action was originally filed in the Superior Court, Alameda County, California on July 31, 1991, case number 683090-4. The complaint originally alleged that the Company violated various California statutes and engaged in actions which violated plantiff's civil rights by allegedly constructing a theatre which is not lawfully accessible to certain disabled persons. The relief sought included injunctive relief and damages (including statutory damages pursuant to California law). This case was settled during August 1996.

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



Date:  November 13, 1996