Form 10-K
period 1996-12-31
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 1997-03-31
CIK 889570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------

(Mark One)                          FORM 10-K

         ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996     Commission file number 33-49598
                                                                       333-1024


         (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________ to ________________


                      UNITED ARTISTS THEATRE CIRCUIT, INC.
               (exact name of registrant as specified in charter)


           Maryland                                          13-1424080
-------------------------------                        --------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification No.)


9110 E. Nichols Avenue, Suite 200                              80112
 Englewood, CO                                                 -----
---------------------------------                            (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code (303) 792-3600

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes     X       No
                           -----------    ------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X
         ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant. N/A.

The number of shares outstanding of $1.00 par value common stock at March 21, 1997 was 100 shares.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.

                           Annual Report on Form 10-K

                               December 31, 1996

                               Table of Contents
                               -----------------


                                     PART I

                                                                Page
                                                                ----
Item 1 -     Business                                             3

Item 2 -     Properties                                          10

Item 3 -     Legal Proceedings                                   11

Item 4 -     Submission of Matters to a Vote of Security Holder  11

                                    PART II

Item 5 -     Market for Registrant's Common Equity and
             Related Stockholder Matters                         12

Item 6 -     Selected Financial Data                             12

Item 7 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 13

Item 8 -     Financial Statements and Supplementary Data         20

Item 9 -     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                 20

                                    PART III

Item 10-     Directors  and Executive Officers of the
             Registrant                                          60

Item 11-     Executive Compensation                              62

Item 12-     Security Ownership of Certain Beneficial Owners
             and Management                                      65

Item 13-      Certain Relationships and Related Transactions     67

                                    PART IV

Item 14-     Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                                 68

Signatures

                                     PART I

Item 1.  Business
-------  --------

(a)  General Development of Business
     -------------------------------

United Artists Theatre Circuit, Inc. ("UATC" or the "Company"), a Maryland corporation, was initially founded in 1926 by shareholders including Mary Pickford, Douglas Fairbanks, Sam Goldwyn and Joe Schenck. From its founding through its first 40 years, the Company developed its theatre operations and in the early 1960's, through a separate subsidiary, invested in the cable television business. In 1986, an indirect subsidiary of Tele-Communications, Inc. ("TCI") acquired a controlling interest in the Company's then parent company, United Artists Communications, Inc. ("UACI"), which owned both the theatre and cable businesses. UACI subsequently changed its name in 1989 to United Artists Entertainment Company ("UAE") in conjunction with the acquisition of United Cable Television Corporation. In December 1991, the indirect subsidiary of TCI acquired the remaining outstanding shares of UAE.

On May 12, 1992, an investment fund managed by Merrill Lynch Capital Partners, Inc. ("MLCP") and certain institutional investors (the "Non-Management Investors"), certain executives of UAE and certain members of the Company's management formed Oscar I Corporation ("OSCAR I") to acquire all of the outstanding shares of capital stock of the Company from TCI (the "Acquisition"). The aggregate purchase price for the Acquisition, including liabilities assumed was approximately $543.8 million.

The Acquisition and the refinancing of UATC's then outstanding bank debt was financed through the sale of $111.5 million of common equity of OSCAR I, the issuance of $92.5 million of OSCAR I preferred stock to TCI, the proceeds from $125.0 million of public debt securities ("Senior Secured Notes") and the balance from borrowings under a new bank credit facility (the "Bank Credit Facility").

Simultaneously with the Acquisition, the Non-Management Investors formed OSCAR II Corporation ("OSCAR II"), a Delaware corporation, which separately acquired from an affiliate of TCI all of the outstanding capital stock of United Artists Realty Company ("UAR"), a Delaware corporation, and its subsidiaries for approximately $1.0 million. UAR and its subsidiaries, United Artists Properties I Corp. ("Prop I") and United Artists Properties II Corp. ("Prop II") were the owners and lessors of certain operating theatre properties leased to and operated by the Company and its subsidiaries. Certain mortgage debt of UAR, Prop I and Prop II (approximately $142.3 million), which was secured by their theatre properties, remained outstanding after the acquisition by OSCAR II.

On February 28, 1995, OSCAR II was merged into OSCAR I in conjunction with a one-for-one share exchange. As a result of this merger, OSCAR II ceased to exist and OSCAR I became the parent company of UATC and UAR.

During December 1995, as part of a sale and leaseback transaction completed by the Company, ten theatres owned by the Company, 17 theatres owned by Prop II and four theatres under development were sold and leased back to the Company (the "Sale and Leaseback"). In conjunction with the Sale and Leaseback transaction, the equipment from the Prop II theatres sold and the remaining 11 theatres owned by Prop II were contributed to the Company. The contribution of these theatres was accounted for in a manner similar to a pooling of interests.

As a result of the various transactions described above, the corporate structure of OSCAR I and UATC are as follows:


                                    OSCAR I
                        -------------------------------
                       UAR.......................... UATC
                        |      Affiliate Leases       |
                        |                             |
                      Prop I..........................|

The Company is referred to in the following discussion as the Company for periods both before and after the Acquisition. Predecessor Corporation refers to the Company for all periods prior to the Acquisition. Successor Corporation refers to the Company for all periods subsequent to the Acquisition.

(b)  Narrative Description of Business
     ---------------------------------

The Company's principal business is that of motion picture exhibition, and its revenue is derived principally from theatre admissions and concession sales. Other revenue is generated primarily from on-screen advertising, electronic video games located in theatre lobbies, theatre rentals, the rental of theatres on a networked and non-networked basis for corporate meetings, seminars and other training/educational uses and other miscellaneous sources.

General
-------
The Company believes it is one of the largest theatrical exhibitors of motion pictures in the United States in terms of number of theatres and screens operated. As of December 31, 1996, the Company owned and operated 372 theatres with 2,222 screens located in 26 states and Puerto Rico, and through investments in various joint venture companies, operated 15 theatres with 79 screens in Hong Kong, Singapore, Mexico and Argentina. As of December 31, 1996, the Company believes it operated approximately 8.0% of screens located in North America.

The following table presents a summary of the Company's theatres which it owned more than a 50% interest at the end of each of the last five fiscal years:

                                         December 31,
                               ---------------------------------
                               1992   1993   1994   1995   1996
                               -----  -----  -----  -----  -----
Number of Theatres               451    421    415    408    368
Number of Screens              2,295  2,199  2,261  2,317  2,210
Average Screens per Theatre      5.1    5.2    5.4    5.7    6.0

The Company operates its theatres from its Englewood, Colorado corporate headquarters, through three regional operating offices, and 13 district operating offices and two geographically located film booking offices. In most cases, the district offices are located within theatres.

Geographic positioning and operating efficiencies are key elements of the Company's operating strategy. Geographic clustering at both the regional and local level is important in providing the Company with access to attractive new theatre development opportunities and in enhancing film buying and operating efficiencies. Operating efficiencies are achieved by (i) minimizing the ratio of theatre operating costs to patrons and revenue, largely through theatre level expense control and the continued construction of multiplex theatres, (ii) concentrating regional corporate operations within fewer strategic markets and
(iii) reducing the number of less efficient, non-strategic theatres.

Theatrical exhibitors depend upon strong geographic positioning to obtain the most attractive film rental arrangements, since film bookings are negotiated on a local, market-by-market basis. Strong geographic positioning in terms of screen number and location enhances the attractiveness of a theatre exhibitor to film distributors, in part due to the exhibitor's ability to influence the local success of a film release. Depending upon area size and local demographics (such as population density and transportation systems), an individual market can be a state, a city or a neighborhood.

The Company's theatres are particularly focused in large and medium sized metropolitan areas in California, southern New York (primarily New York City and Long Island), New Jersey, Florida, Texas, eastern Pennsylvania (including Philadelphia), Louisiana, Colorado (primarily Denver), Georgia, and certain areas in North and South Carolina. The Company has strong positions in most of the major metropolitan markets in these geographic areas. The states which represent the largest geographic concentration of theatres and screens operated accounted for approximately 57% of the Company's total theatres and screens at December 31, 1996 and approximately 63% of the Company's total revenue for the year ended December 31, 1996 and were as follows:


                          Total Number   Total Number     Percent of
                          of Theatres     of Screens    Total Revenue
                          ------------  --------------  --------------
California                          68            358              20%
New York                            39            191              14
Florida                             27            227               8
Texas                               31            214               8
Pennsylvania                        29            142               8
Louisiana                           19            136               5

As set forth in the following table, almost all of the Company's theatres are multiscreen:


    Number of Screens                Number of        % of
      per Theatres                   Theatres    Total Screens
      ------------                   ---------   -------------
    Greater than 10                      22           12.3%
          10                             32            14.5
        8 - 9                            63            23.6
        6 - 7                            91            25.5
        4 - 5                            89            17.3
        2 - 3                            54             6.0
          1                              17             0.8

Multiscreen theatres allow facilities such as concession stands and restroom facilities, and operating costs such as lease rentals, utilities and personnel, to be spread over a larger base of screens and patrons. Multiscreen theatres also allow for multiple showtimes of the same film and a variety of films with differing audience appeal to be shown and provide the flexibility to shift films to larger or smaller auditoriums depending on the popularity of the film. In order to limit crowd congestion and to maximize the efficiency of floor and concession staff, the starting times of films at multiscreen theatres are staggered. The Company believes that multi-screen theatres designed with 10 to 16 screens generally provide the best balance of return on invested capital and adequate screen numbers for patrons and film distribution companies.

The majority of the Company's theatres are located in free-standing buildings or are "anchor" tenants in regional malls or strip-centers. The Company's construction strategy focuses on site selection and on enhancing the theatre-goer's experience. Each new location is selected giving consideration to the Company's position in the particular market, the number of existing competitive screens, growth potential of the area and, in general, a minimum threshold population within a certain radius of the theatre. Theatres are designed for patron comfort, including provisions for access by certain patrons and employees with disabilities, more comfortable chairs with cupholders, analog or digital stereo sound and increased concession selling capacity. The Company generally constructs theatres that have a good balance between the number of auditoriums and the size of those auditoriums. This balance will allow the Company to provide an adequate number of screens sought by distributors as well as the increased entertainment value to patrons afforded by larger auditoriums. In addition to increasing the number of screens in certain locations, the Company is also constructing theatres with stadium seating, upgraded seats and other design features which are appropriate for the market in which the theatre is located. While the Company (or its affiliates) owns many of its theatres, most of them are leased through long-term operating leases. As a result of new construction and the sale or closure of older, smaller theatres, over 20% of the Company's screens have been constructed over the last five years.

The Company has historically financed, and plans to continue to finance, a significant portion of the cost of construction of new theatres by entering into long-term leases or sale and leaseback transactions. The Company's leases generally have an initial term of 15 to 20 years with renewal options and generally require the landlord to fund a significant portion of the up-front construction costs. As a result, in many cases expenditures are only required for equipment and certain tenant finishes and net capital expenditures for new leased theatres are thereby minimized.

Market Strategy
---------------
During December 1996, subsequent to the resignation of the Company's former Chief Executive Officer, a more focused theatre development and capital investment strategy was initiated. As part of this strategy, the Company will focus its capital investment activities towards developing new theatres and renovating existing key theatres in its strategically important United States markets and will increase its efforts to sell, close or exchange certain of its existing theatres (in most cases smaller theatres) which are not profitable or which are not located in geographically strategic areas. In addition, the Company will seek to monetize certain of its international investments through a restructuring of its joint ventures with its partners, or a sale of its interests for cash, or in exchange for theatres located in its strategic markets in the United States. This strategy is intended to provide a higher level of management focus on strengthening the Company's competitive position in its United States markets where it has existing strong operating positions. In addition, this strategy is intended to provide increased liquidity from the disposal of non-cash flow producing investments and theatres that are in markets which have limited growth potential and/or which the Company does not intend to invest the capital required to defend its position. This increased liquidity combined with the elimination of losing or less profitable theatres will be redeployed into the development of higher margin new theatres or used to reduce the Company's debt.

During 1996, the Company developed and opened 15 theatres (130 screens) and added eight new screens to three existing theatres, and sold 39 theatres (188 screens) and closed 15 theatres (57 screens) in the United States. The new theatres are located primarily in areas where the Company has a significant operating presence. As a result of this existing presence, a minimal amount of incremental district and divisional overhead is expected to be incurred in order to operate these theatres. Many of the theatres sold or closed were not profitable or were in areas which are not part of the Company's long-term strategic plans. In addition, as part of the Company's previous investment strategy, during 1996, investments were made in one theatre (four screens) in Singapore, three theatres (33 screens) in Mexico, and three theatres (six screens) in Hong Kong.

As part of its asset redeployment efforts, the Company has initiated conversations with its international joint venture partners regarding the sale or restructuring of those international joint ventures and has identified 100 theatres (410 screens) in the United States which are in markets which are not considered strategically important or are theatres which are underperforming. During 1996, the Company sold or closed 54 theatres (245 screens) which it had previously identified for sale. In March 1997, the Company entered into an agreement to sell its Hong Kong investment to its partners for $17.5 million, which will result in an $11.0 million gain for financial reporting purposes upon the consummation of the transaction.

In conjunction with its new operating strategy, the Company initiated a corporate restructuring plan in December 1996 which is intended to provide a higher level of focus on the Company's domestic theatrical business at a lower annual cost. This corporate restructuring which was completed in January 1997 is projected to reduce annual general and administrative expenses by approximately 20%. In conjunction with this corporate restructuring plan, the Company recorded a $1.9 million restructuring charge in 1996 for severance and other related expenses.

Revenue
-------
Approximately 69% and 27% of the Company's revenue is derived from theatrical admissions and concession sales, respectively. The remaining 4% of revenue is derived primarily from on-screen advertising, electronic video games located in theatre lobbies, theatre rentals, the rental of theatres and other miscellaneous sources. Theatre rental revenue relates primarily to the Proteus Network(TM) business unit which rents theatres on a networked and non-networked basis for corporate meetings, seminars and other training/educational uses. In conjunction with six of its recently constructed theatres, the Company has developed multi-venued indoor entertainment centers called Starport(TM) in an effort to attract new patrons, broaden the demographic reach of its theatres and increase the theatre's operating cash flow.

The Company's admissions revenue is based on the level of theatrical attendance and the mix of tickets sold. Theatre attendance is dependent primarily upon the ability to license the most popular films. The Company's ticket prices vary throughout the circuit depending upon such things as local competition, whether the theatre is showing first run or second run movies, and the local economy in which the theatre operates. Reduced ticket prices are typically charged for senior citizens, children and matinee showings. The mix of tickets sold is primarily related to the types of movies available to, and exhibited by, the Company. Admissions revenue is recorded net of applicable sales taxes. The Company utilizes local newspaper advertisements to promote its theatres and inform its patrons of the films being played and show times for its theatres located within the newspaper's circulation area. This type of advertisement is typically paid for by the Company. In most markets, multi-media advertisements for upcoming film releases are paid by the film's distributor. In these markets, there is a "co-op" arrangement whereby the exhibitors in those markets and the distributor share in the cost of film advertisement in newspapers.

Concession sales are a very important factor with respect to the overall profitability of a theatre. The Company's primary concession products are varying sizes of popcorn, soft drinks, candy and certain other products such as nachos and hot dogs. In addition, the Company also sells pizza, pretzels, cookies, ice cream, bottled water, fruit juices and other specialty items in many of its theatres. Popcorn, soft drinks and packaged candy are generally sold in three or four (includes children's) sizes. Retail prices for concession items vary by the size of the offering and are generally market sensitive. Concession sales are recorded net of applicable sales taxes.

In an effort to further increase its concession sales, the Company has introduced new products and initiated programs to increase the percentage of patrons who purchase concessions and increase the amount of concessions purchased by each patron. To assist in achieving these goals, the Company has implemented training programs for all concession employees, remodeled concession stands at certain existing theatres to make them more visible, attractive and efficient, constructed new theatres with increased concession capacity, expanded concession menus in selected locations and installed bulk candy stands in most theatres and adopted certain seasonal and event-oriented promotional programs. In addition, theatre managers and assistant managers are incented through concession commission programs which represent a significant portion of their total compensation.

Film Licensing
--------------
The Company obtains licenses to exhibit films by directly negotiating with film distributors on a film-by-film and theatre-by-theatre basis. Through December 31, 1996, the Company licensed films through its booking offices located in New York, Dallas and Los Angeles. As part of its recent corporate restructuring, the Company closed its Dallas booking office and all of the film booking responsibilities of the Dallas office were divided on a regional basis between the New York and Los Angeles booking offices. Individuals in the booking offices are responsible for booking films for theatres in their assigned region. This regional film booking structure allows the Company to maintain better relationships with regional representatives from the various film distributors, and provides better insight to the film tastes of patrons in each market. The Company licenses films from all of the major and independent film distributors and is not overly dependent on any one film distributor for film product.

The Company licenses the majority of its first run films from distributors owned by the major and independent film production companies. Each film distributor establishes geographic areas known as "film zones," and typically allocates each of its films to only one theatre within each film zone. In most cases where there is more than one exhibitor in a film zone, this allocation process is based on long standing relationships between the distributor and exhibitor or is done on an alternating basis. In certain very limited cases where there are several exhibitors in a film zone, film is also allocated based on an exhibitor bidding process. Film zones vary in size based primarily upon population density. The Company operates in 105 film zones where it is the only exhibitor, and thus will not have any competition with respect to licensing the film product in those film zones.

Film licenses typically specify rental fees equal to the higher of a percentage of (i) gross box office receipts or (ii) adjusted box office receipts. Under the gross box office receipts formula, the film distributor receives a specified weekly percentage of the gross box office receipts. Under the adjusted box office receipts formula, the film distributor receives a specified percentage of the excess of box office receipts over a periodically negotiated amount of house expenses. In very limited cases, the Company may be required to pay a non-refundable guarantee or make film rental advances in order to obtain certain film licenses.

Most terms of the film licenses (and hence the film rental costs) with many film distributors are historically finalized after exhibition of the film in a process known as "settlement." The settlement process considers, among other things, the actual success of a film relative to original expectations, an exhibitor's commitment to the film, and the exhibitor's relationship with the film distributor. The Company has historically been able to license a majority of the motion pictures available; however, there is no guarantee that this will continue in the future.

International Operations
------------------------
In addition to its domestic theatres, the Company has also developed theatres in certain markets outside of the United States in conjunction with strategic partners. The Company's international operating theatres at December 31, 1996 are summarized as follows:

Country          Theatres  Screens  Ownership
---------------  --------  -------  ----------

    Hong Kong           7       26         50%
    Singapore           2        7         50%
    Mexico              3       33         50%
    Argentina           3       13         25%
                       --       --
                       15       79
                       ==       ==

As all of the Company's international operations are owned 50% or less, they are accounted for on an equity basis and as such, their revenue and expenses are not included in the revenue and operating expenses of the Company. Generally, the Company only invests in international theatre projects with local partners and requires that the Company manage such theatre operations. The Company receives a management fee based on a percentage of revenue for such management services. During 1996 and 1995, the Company received approximately $0.7 million and $0.3 million, respectively, of management fees from its international theatres. During 1996 and 1995, the Company received approximately $0.6 million and $1.4 million, respectively, of dividends from the Hong Kong theatres. The Company's international operations are managed by corporate executives based in Englewood, Colorado and limited staff based in the applicable country. In addition to the theatres set forth above, one theatre (12 screens) in Mexico, two theatres (20 screens) in Argentina and two theatres (14 screens) in Thailand were under construction.

As mentioned previously, the Company is currently discussing the restructuring of its international joint ventures in an effort to monetize certain of its investments by admitting new partners through a sale of all or a part of its interest for cash or in exchange for theatres located in its key markets in the United States. Subsequent to December 31, 1996, the Company signed an agreement to sell its Hong Kong investment to its partners for $17.5 million, which will result in an $11.0 million gain for financial reporting purposes upon the consummation of the transaction.

Proteus Network/TM/
-------------------
In an effort to utilize its existing theatres more effectively during periods of low attendance (such as mornings and weekdays), the Company has developed a business unit called the Satellite Theatre Network or Proteus Network/TM/. The Proteus Network/TM/ rents theatre auditoriums for seminars, corporate training, business meetings and other educational or communication uses, for product and customer research and for other entertainment uses. Theatre auditoriums are rented on an individual basis or on a networked basis. In order to provide the "broadcasting" network or "teleconferencing" equipment, a network of theatres has been created by installing high quality (high definition-like) video projection equipment within theatres which are networked via the combination of satellite delivery from a single or multiple location and telephonic communication.

As of December 31, 1996, the Proteus Network/TM/ included 30 theatres with electronic video capability and an additional 338 theatres which were being rented for individual non-networked uses. Since the Proteus Network/TM/ operations within the theatre are managed by existing personnel, very little incremental personnel expenditures are required. Marketing of the Proteus Network/TM/ services is done on a national basis by staff located in Englewood, Colorado. The Company recorded $6.0 million and $1.6 million of revenue from the Proteus Network/TM / for the years ended December 31, 1996 and 1995, respectively.

Starport/TM/
------------
The Company currently has six Starport/TM/ locations, one which opened in September 1995 and five which opened during 1996. These existing Starport/TM/ locations range in size from 30,000 square feet to 75,000 square feet, depending on the needs of the given development project, and consist of various combinations of a multi-screen theatre, expanded concession and food service venues and several themed and unthemed "high-tech" virtual reality venues, attractions and other electronic games.

Seasonality
-----------

The Company's theatrical results of operations are subject to seasonal fluctuations in theatrical attendance which corresponds to holiday school vacation periods and a greater availability of popular motion pictures during the period from Memorial Day through Labor Day and during the Easter, Thanksgiving and Christmas holidays.

Competition
-----------

The Company's theatrical operations are subject to varying degrees of competition with other theatre circuits and independent theatres with respect to, among other things, licensing films, attracting patrons and obtaining new theatre sites. Management believes that the Company is well positioned within its industry and that the theatre exhibition industry as a whole will continue to play a leading role in the exhibition and marketing of motion pictures and in the entertainment industry as a whole.

Management believes that the principal competitive factors with respect to film licensing include acceptable licensing terms, seating capacity, prestige and location of an exhibitor's theatres, the quality of the theatre in general, especially of projection and sound, and the exhibitor's ability and willingness to promote the films. Management also believes that ongoing relationships with film distribution and production companies are important in continuously obtaining the best mix of available films.

The competition for patrons is dependent upon factors such as the availability of popular films, the location of the theatres, the comfort and quality of the theatres and ticket prices. Film patrons are not necessarily "brand" conscious and generally choose a theatre to attend based on film selection, location and quality of the theatre.

Motion pictures are generally made available through various distribution methods at various dates after the theatrical release date. The release dates of motion pictures in these other "distribution windows" begin four to six months after the theatrical release date with video cassette rentals, followed generally by off-air or cable television programming including pay-per-view, pay television, other basic cable and broadcast network and syndicated programming. While there can be no assurance that such trend will continue in the future, despite the proliferation of these other distribution systems, industry theatre admissions have increased during each of the last five years as more motion pictures have been produced and distributed to theatres and then to the other distribution channels. Theatrical distribution remains the cornerstone of a film's financial success as it is the focal distribution window for the public's evaluation of films and for motion picture promotion.

The Company competes for the public's outside-the-home leisure time and disposable income with other forms of out-of-home entertainment, such as sporting events, concerts and live theatre.

Government Regulation
---------------------

The distribution of motion pictures is regulated by federal and state anti-trust laws and has been the subject of numerous anti-trust cases. Consent decrees resulting from one of the most significant cases, to which the Company was not a party, have an impact on the theatrical exhibition business. Those consent decrees bind certain major film distributors and require the films of such distributors to be offered and licensed to exhibitors, including the Company, on a theatre-by-theatre basis. Consequently, the Company cannot assure itself of a supply of films by entering into long-term agreements with major film distributors, but must compete for its film licenses on a film-by-film and theatre-by-theatre basis.

The federal Americans With Disabilities Act ("ADA"), and certain state statutes among other things, require that places of public accommodation, including theatres (both existing and newly constructed), be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres in order to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and for reimbursement of plaintiff's attorneys' fees and expenses under certain circumstances. The Company has established a program to review and evaluate the Company's theatres and to make any changes which may be required by the ADA. Although the Company's review and evaluation is on-going, management believes that the cost of complying with the ADA will not have a material adverse affect on the Company's financial position, liquidity or results of operations.

Other
-----
The Company has not expended material amounts on research and development during the past three years.

There is no customer or affiliated group of customers to which sales are made in an amount which exceeds 10% of the Company's consolidated revenue.

Compliance with federal, state and local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon the Company's capital expenditures, results of operations or financial position.

As of December 31, 1996, the Company employed approximately 11,200 employees of which approximately 1,300 were full-time. Approximately 41% of the Company's employees (substantially all of whom are part-time employees who work in the theatres) are paid based on the applicable state and federal minimum wage regulations. Approximately 125 employees (primarily consisting of film projectionists) are covered by collective bargaining agreements.

Item 2.  Properties
-------  ----------

The Company leases its executive office located in Englewood, Colorado and certain of its regional operating and film booking offices. The following table summarizes the theatres operated by the Company at December 31, 1996:

                                          Total Number  Total Number
                                          of Theatres    of Screens
                                          ------------  ------------
Owned and Operated Theatres:
 Fee-Owned                                      17            67
 Leased:
  From Third Parties                           310         1,913
  From UAR and Prop I                           41           230
                                               ---         -----
   Total owned and leased theatres             368         2,210
Managed theatres                                19            91
                                               ---         -----
   Total theatres operated                     387         2,301
                                               ===         =====

Of the 368 owned and operated theatres, nine theatres (30 screens) are held through two corporations which are owned 75% by the Company and two theatres (19 screens) are held by two partnerships each of which are owned 51% by the Company. The remaining owned and operated theatres are held directly by the Company or its wholly-owned subsidiaries. The managed theatres include four theatres (12 screens) located in the United States and the rest are in countries outside of the United States and are all held by corporations owned 50% or less by the Company.

The Company's third party leases generally have remaining terms that range from 10-20 years, and provide for options to extend for up to 20 additional years at the Company's option. The Company expects that in the normal course of business desirable leases that expire will be renewed or replaced by other leases. The leases provide for minimum annual rentals and, under certain circumstances, may require additional rentals based upon a percentage of the leased theatres' revenue over an agreed upon breakpoint. Certain of the leases provide for escalating minimum annual rentals during the term of the lease. The leases typically require the Company to pay for property taxes, insurance, and certain of the lessor's overhead costs.

The Company leases the land, building and equipment of the theatres owned by UAR and its wholly-owned subsidiaries, Prop I and Prop II (prior to December 1995), in accordance with two master affiliate leases. In conjunction with the Sale and Leaseback, the Prop II master lease was canceled. The UAR and Prop I master leases expire in 2003 and provide for options to extend the leases at the Company's option for up to an additional ten years.

The Company owns directly or through its subsidiaries substantially all of the theatre equipment used in its fee-owned theatres and theatres leased from unaffiliated third parties.

Item 3. Legal Proceedings
-------------------------

Connie Arnold and Annette Cupolo vs. United Artists Theatre Circuit, Inc.   This
--------------------------------------------------------------------------
action was originally filed in the Superior Court, Alameda County, California on July 31, 1991, case number 683090-4. The complaint originally alleged that the Predecessor Corporation violated various California statutes and engaged in actions which violated plaintiffs' civil rights by allegedly constructing a theatre which was not lawfully accessible to certain disabled persons. The relief sought included injunctive relief and damages (including statutory damages). This case was settled during August 1996.

There are other pending legal proceedings by or against the Company involving alleged breaches of contract, torts, violations of antitrust laws and miscellaneous other causes of action. In addition, there are other various claims against the Company relating to certain of the leases held by the Company. Although it is not possible to predict the outcome of these proceedings, in the opinion of the Company's management, such legal proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

Item 4. Submission of Matters to a Vote of Security Holder
----------------------------------------------------------

There were no matters submitted to a vote of the security holder during the quarter ended December 31, 1996.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
-------  ---------------------------------------------------------------------

The Company's common stock is held entirely by OSCAR I and there is no market for the common stock.

The Company has not paid a cash dividend on its common stock during the past two years. The Company is restricted by its senior credit facilities as to the amount of dividends that it can declare and pay on its common stock.

Item 6.  Selected Financial Data
-------  -----------------------

The following table presents selected financial data relating to the Successor Corporation's results of operations for the years ended December 31, 1996, 1995, 1994 and 1993 and the period from May 13, 1992 to December 31, 1992, and the Predecessor Corporation's results of operations for the period from January 1, 1992 to May 12, 1992 and certain data from the Successor Corporation's balance sheets as of December 31, 1996, 1995, 1994, 1993, and 1992 (dollars in millions, except revenue per weighted average operating theatre):

During December 1995, the remaining 11 theatres owned by Prop II subsequent to the Sale and Leaseback were contributed to the Company. The contribution of these theatres has been accounted for in a manner similar to a pooling of interests, and accordingly, the Company's financial statements have been restated for all periods presented prior to 1996 to include these theatres for all periods subsequent to the Acquisition as if they had been owned for all such periods. The following table of the Company's selected financial data takes into consideration the restatement of the Company's financial statements.

                                                                                                                Predecessor
                                                      Successor Corporation                                     Corporation
                                          ------------------------------------------------------------------  ----------------
                                                    Years Ended December 31,                  Period from        Period from
                                          -----------------------------------------------   May 13, 1992 to    January 1, 1992
                                           1996       1995          1994          1993     December 31, 1992   to May 12, 1992
                                          -------  ----------  --------------  ----------  ------------------  ----------------
SUMMARY OF OPERATIONS DATA:
  Revenue                                 $677.5       648.6           623.1       643.8               415.6             211.2
                                          ======       =====           =====       =====          ==========        ==========
  Revenue per weighted average
    operating theatre (000's)             $1,707       1,578           1,498       1,473          1,421/(1)/        1,260/(1)/
                                          ======       =====           =====       =====          ==========        ==========
  Depreciation and amortization           $ 80.7        87.0            63.1        68.0                44.8              12.8
                                          ======       =====           =====       =====          ==========        ==========
  Operating income (loss)                 $ (7.1)      (11.9)           18.5        12.2                (5.0)             13.5
                                          ======       =====           =====       =====          ==========        ==========
  Gain (loss) on disposition of assets    $  1.3       (13.9)           (9.7)       (8.7)                  -              (2.9)
                                          ======       =====           =====       =====          ==========        ==========
  Net loss                                $(46.6)      (68.9)          (27.9)      (31.6)              (27.5)             (0.1)
                                          ======       =====           =====       =====          ==========        ==========
  Net loss available to common
                                          $(67.5)      (87.2)          (44.0)      (45.6)              (35.8)             (0.1)
    shareholder                           ======       =====           =====       =====          ==========        ==========

CAPITAL EXPENDITURES                      $ 67.3        84.2            45.6        28.0                26.3               7.8
                                          ======       =====           =====       =====          ==========        ==========
BALANCE SHEET DATA AT YEAR END:
  Total assets                            $548.1       594.2           602.6       618.1               655.3
                                          ======       =====           =====       =====          ==========
  Total debt                              $389.0       383.2           320.2       327.0               339.8
                                          ======       =====           =====       =====          ==========

Weighted Avg. Operating Screens/(2)/       2,306       2,277           2,209       2,249               2,327             2,184
                                          ======       =====           =====       =====          ==========        ==========
Weighted Avg. Operating Theatres/(2)/        397         411             416         437                 468               447
                                          ======       =====           =====       =====          ==========        ==========
Weighted Avg. Operating Screen

  per Operating Theatre                      5.8         5.5             5.3         5.1                 5.0               4.9
                                          ======       =====           =====       =====          ==========         ==========

/(1)/ The amounts for the period from May 13, 1992 to December 31, 1992 and the period from January 1, 1992 to May 12, 1992 have been annualized.
/(2)/ The operating theatres include revenue and expenses of all theatres operated by the Company which are more than 50% owned. Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of Operations
-------------

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto. Such financial statements provide additional information regarding the Company's financial activities and condition.

During December 1995, the remaining 11 theatres owned by Prop II subsequent to the Sale and Leaseback were contributed to the Company. The contribution of these theatres has been accounted for in a manner similar to a pooling of interests, and accordingly, the Company's financial statements have been restated for all periods presented prior to 1996 to include these theatres for all periods presented as if they had been owned for all of such periods. The following discussion of the Company's results of operations takes into consideration the restatement of the Company's financial statements.

                             RESULTS OF OPERATIONS
                        YEARS ENDED 1996, 1995 AND 1994

The following table summarizes certain operating data of the Company's theatres (dollars in millions, except admissions per weighted average operating theatre, admissions per weighted average operating screen and concession sales per weighted average operating theatre):

                                                 Years Ended                               Years Ended
                                                 December 31,            %                 December 31,         %
                                          ------------------------    Increase     ------------------------  Increase
                                              1996         1995      (Decrease)       1995         1994     (Decrease)
                                          ------------  ----------  ------------  -------------  ---------  ----------
Operating Theatres /(1)/
Revenue:
  Admissions                                $    466.5      457.1           2.1          457.1       447.6        2.1
  Concession sales                               185.1      178.2           3.9          178.2       166.7        6.9
  Other                                           25.9       13.3          94.7           13.3         8.8       51.1
Operating Expenses:
  Film rental and advertising expenses           257.2      248.6           3.5          248.6       239.6        3.8
  Direct concession costs                         29.3       29.5          (0.7)          29.5        27.2        8.5
  Other Operating Expenses:
   Personnel expense                              98.2       96.5           1.8           96.5        90.0        7.2
   Occupancy expense:
    Rent excluding sale and leaseback             75.2       73.7           2.0           73.7        70.3        4.8
    Sale and leaseback rentals                    11.6        0.5           N/M            0.5           -          -
   Misc. operating expenses                       96.0       90.1           6.5           90.1        81.9       10.0

Weighted Avg. Operating Theatres/(2)/              397        411          (3.4)           411         416       (1.2)
Weighted Avg. Operating Screens/(2)/             2,306      2,277           1.3          2,277       2,209        3.1
Weighted Avg. Screens Per
 Avg. Theatre                                      5.8        5.5           5.5            5.5         5.3        3.8
Admissions Per Weighted Avg.
 Operating Theatre                          $1,175,063  1,112,165           5.7      1,112,165   1,075,962        3.4
Admissions Per Weighted Avg.
 Operating Screen                           $  202,298    200,747           0.8        200,747     202,626       (0.9)
Concession Sales Per Weighted
 Avg. Operating Theatre                     $  466,247    433,577           7.5        433,577     400,721        8.2

/(1)/ The operating theatres include revenue and expenses of all theatres operated by the Company which are more than 50% owned.
/(2)/ Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.

REVENUE FROM OPERATING THEATRES
-------------------------------

                                1996 VERSUS 1995

ADMISSIONS: Admissions revenue and admissions per weighted average operating screen increased 2.1% and 0.8%, respectively, during 1996 as compared to 1995. These increases were primarily the result of a 2.7% increase in average ticket prices, partially offset by a 0.6% decrease in attendance. The increase in average ticket prices was due primarily to a decline in the number of tickets sold for lower priced matinee shows and to an increase in ticket prices during late 1996. The decrease in attendance for 1996 was primarily related to the release of a fewer number of "blockbuster" films during the Summer Olympic Games and the adverse effect of the Olympics on films which were in the market. While Independence Day and A Time to Kill performed very well during the Olympics, the attendance of several other films in the market during July and August appeared to be adversely impacted. Admissions per weighted average operating theatre increased 5.7% during 1996 as compared to 1995 primarily as a result of several new theatres opened by the Company which have higher admissions per screen, the sale or closure of several smaller (in terms of screens) less productive theatres, and the average ticket prices and attendance fluctuations discussed above.

CONCESSION SALES: Concession sales revenue increased 3.9% during 1996 as compared to 1995 primarily as a result of a 4.5% increase in the average concession sale per patron, partially offset by the decreased attendance discussed above. Concession sales per weighted average operating theatre increased 7.5% during 1996 as compared to 1995. The increases in average concession sales per patron and concession sales per weighted average operating theatre were primarily attributable to certain selective price increases in late 1996, the Company's increased emphasis on training, the installation of bulk candy stands in May 1995, the renovation of concession stands at certain existing theatres, the opening of several new theatres and the closure of certain less efficient older, smaller theatres.

The following table sets forth the admissions and concession sales revenue for theatres operated throughout all of 1996 and 1995 (dollars in millions):

                                Theatres   Screens   1996   1995   % Increase
                                --------   -------  ------  -----  ----------
Theatres operated throughout
   both periods                     350      2,005
            Admissions                               $417.6  407.4      2.5
            Concession sales                         $163.1  157.2      3.8

This "same theatre" analysis eliminates the effect of new theatre openings, sales or closures during 1996 or 1995.

OTHER: Other revenue is derived primarily from on-screen advertising, electronic video games located in theatre lobbies, theatre rentals, the rental of theatres on a networked and non-networked basis for corporate meetings, seminars and other training/educational uses by the Proteus Network(TM), non-theatrical related revenue from the Starport(TM) entertainment centers and other miscellaneous sources. Other revenue increased 94.7% (or $12.6 million) during 1996 as compared to 1995 primarily as a result of increased revenue from the Company's on-screen advertising, Proteus Network(TM) and Starport(TM) entertainment centers.

                                1995 VERSUS 1994

ADMISSIONS: Admissions revenue increased 2.1% during 1995 as compared to 1994, primarily as a result of a 1.9% increase in total attendance and a 0.2% increase in the average ticket price. The increase in attendance was due primarily to an increase in the number of weighted average operating screens and an increase in the Company's market share of films available and the admissions revenue related to such films. This increase in market share of available films and admissions revenue was due to an improvement in the film licensing relationships with certain distributors and to an increase in the market share of admissions by certain distributors with which the Company had a broader relationship. Due to long-standing relationships and efforts to improve relationships, screen availability and other factors, the Company's percentage share of films varies among the various distributors. Admissions per weighted average operating screen decreased 0.9% during 1995 primarily as a result of a 1.1% decrease in attendance per weighted average operating screen. This decrease in attendance per weighted average operating screen was primarily the result of a decline in attendance per screen from many of the Company's older and smaller theatres partially offset by attendance from newly developed theatres which on average had smaller auditoriums than older theatres. Admissions per weighted average operating theatre increased 3.4% primarily as a result of the new theatres opened in late 1994 and 1995 and the sale of older, smaller (in terms of screens) theatres. Many of the new 1995 theatres were not opened until very late in the year, and as such, their effect on the Company's operations was not significant.

CONCESSION SALES: Concession sales revenue increased 6.9% during 1995 as compared to 1994, primarily as a result of the increased attendance discussed above and to a 4.9% increase in the average concession sale per patron. Concession sales per weighted average operating theatre increased 8.2% during 1995 as compared to 1994. The increases in the average concession sale per patron and concession sales per weighted average operating theatre were attributable to the Company's increased emphasis on training, the installation of bulk candy stands in May 1995, the renovation of concession stands at certain existing theatres, the opening of several new theatres and the closure of certain less efficient theatres.

The following table sets forth the admissions and concession sales revenue for theatres operated throughout all of both 1995 and 1994 (dollars in millions):

                                                                        %
                                                                     Increase
                               Theatres     Screens   1995   1994   (Decrease)
                               --------     -------  ------  -----  ----------
Theatres operated throughout
  both periods                    376        2,086
Admissions                                           $400.0  403.5     (0.9)
Concession sales                                     $155.7  150.6      3.4

OTHER: Other revenue increased 51.1% (or $4.5 million) during 1995 as compared to 1994 primarily as a result of revenue recognized from the Company initiating a circuit-wide pre-show slide advertising program in 1995 and revenue from the Proteus Network(TM).

EXPENSES FROM OPERATING THEATRES
--------------------------------

FILM RENTAL AND ADVERTISING EXPENSES: Film rental and advertising expenses increased 3.5% during 1996 as compared to 1995 and increased 3.8% during 1995 as compared to 1994. Film rental and advertising expenses as a percentage of admissions revenue were 55.1% for 1996, 54.4% for 1995 and 53.5% for 1994. The 1996 increase in film rental and advertising expense as a percentage of admissions revenue relates primarily to an increase in the percentage of revenue from higher cost "blockbuster" films released during 1996 and the absence of many very successful lower budget films. In addition, due to an increase in the number of films released and the effect of the Summer Olympic Games, during the summer of 1996 several films had shorter runs with a higher percentage of their total admissions falling during the opening weeks. The 1995 increase in film rental and advertising expenses as a percentage of admissions revenue was primarily due to increased film rentals on certain of 1995's very successful summer films and to increased advertising expenses.

DIRECT CONCESSION COSTS: Direct concession costs include concession product costs and concession promotional costs. Such costs decreased 0.7% during 1996 as compared to 1995 and increased 8.5% during 1995 as compared to 1994. Direct concession costs as a percentage of concession sales revenue were 15.8% for 1996, 16.6% for 1995 and 16.3% for 1994. The decrease in direct concession costs during 1996 was primarily due to the sale of advertising on popcorn and soft drink containers which was offset against promotional expenses, partially offset by higher concession sales revenue and costs attributable to increased sales of bulk candy. The increase in direct concession costs during 1995 as compared to 1994 was attributable to the higher concession sales revenue and to the higher cost of sales associated with bulk candy.

PERSONNEL EXPENSE: Personnel expense includes the salary and wages of the theatre manager and all theatre staff, commissions on concession sales, payroll taxes and employee benefits. Personnel expense increased 1.8% during 1996 as compared to 1995 and increased 7.2% during 1995 as compared to 1994. The increase in personnel expense in 1996 is primarily attributable to the new federal minimum wage law which went into effect on October 1, 1996 and to an increase in the number of weighted average operating screens, offset by more efficient theatre staffing. While the increase in the federal minimum wage affected a large number of the Company's theatres, it had a significant impact on the average hourly wage paid to the Company's theatre employees located in smaller and mid-sized markets. The 1995 personnel expense increase was primarily the result of normal annual increases in the average hourly wage paid to part-time theatre employees and an increase in the number of weighted average operating screens. In addition, concession sales related commissions increased with concession sales and additional staffing was added during the summer and holiday periods for the newly installed bulk candy stands. Personnel expense as a percentage of total revenue declined in 1996 to 14.5% as compared to 14.9% in 1995. The 1995 percentage increased from 14.4% in 1994. The decrease in 1996 was primarily attributable to changes in the theatre manager commission structure which focused on more efficient staffing of theatres. The increase in 1995 was primarily attributable to an increase in the number of staff hours related to general concession operations and more showings of some of the more successful 1995 summer films.

OCCUPANCY EXPENSE: The Company's typical theatre lease arrangement provides for a base rental as well as contingent rental that is a function of the level of the theatre's revenue over an agreed upon breakpoint. Total rent expense increased 17.0% during 1996 as compared to 1995 and increased 5.6% during 1995 as compared to 1994. The 1996 rent expense increase relates primarily to $11.1 million of incremental rent in 1996 associated with those theatres that were part of the 1995 Sale and Leaseback and the 1996 sale and leaseback transaction and incremental base rentals associated with newly opened theatres, partially offset by fewer weighted average operating theatres. The 1995 rent expense increase primarily relates to the base rentals on newly opened larger theatres and rent associated with the 1995 Sale and Leaseback, partially offset by fewer weighted average operating theatres. In addition, during 1996, 1995 and 1994 theatre rent expense included non-cash charges of $3.1 million, $2.0 million and $1.5 million, respectively, relating to the effect of escalating leases which have been "straight-lined" for accounting purposes. Excluding the rent associated with the 1995 Sale and Leaseback and the 1996 sale and leaseback transaction and the non-cash rent, rent expense would have increased only 6.2% during 1996 as compared to 1995 and 5.1% during 1995 as compared to 1994.

MISCELLANEOUS OPERATING EXPENSES: Miscellaneous operating expenses include utilities, repairs and maintenance, insurance, real estate and other taxes, supplies and other miscellaneous operating expenses. Miscellaneous operating expenses increased 6.5% during 1996 as compared to 1995 and increased 10.0% during 1995 as compared to 1994. The 1996 increase relates primarily to increased operating expenses associated with the Proteus Network(TM) and Starport(TM) entertainment centers and normal inflationary increases. The 1995 increase relates to increased operating expenses associated with the Proteus Network(TM), one Starport(TM) entertainment center and a $1.9 million increase in the Company's general liability insurance reserve for adverse development of certain claims.

The revenue and operating expenses discussed above are incurred exclusively within the Company's theatres. The other expense discussions below reflect the combined expenses of corporate, divisional, district and theatre operations.

GENERAL AND ADMINISTRATIVE EXPENSE AND RESTRUCTURING CHARGE
-----------------------------------------------------------

General and administrative expense consists primarily of costs associated with corporate theatre administrative and operating personnel, international staff, Proteus Network(TM) sales and marketing staff and other support functions located at the Company's corporate headquarters, two film booking and three regional operating offices and 13 district theatre operations offices (generally located in theatres). Such general and administrative expenses decreased $0.1 million in 1996 as compared to 1995 and increased $2.1 million in 1995 as compared to 1994. The 1996 decrease relates primarily to $2.1 million of non-recurring severance and litigation charges accrued in 1995, partially offset by normal annual salary adjustments, as well as increased professional and legal fees associated with, among other legal matters, the Connie Arnold settlement discussed under Item 3. Legal Proceedings herein. The 1995 increase relates
                -------------------------
primarily to $2.1 million of non-recurring severance and litigation charges, a $0.5 million increase in expenses associated with the Proteus Network(TM) and the Company's international development efforts, partially offset by higher management fees received from international operations and lower professional and other fees. The increase in the litigation reserve was primarily associated with the Connie Arnold litigation and certain other legal settlements.

At the end of 1996, the Company initiated a corporate restructuring plan intended to provided a higher level of focus on the Company's domestic theatrical business at a lower annual cost. This corporate restructuring which was completed in January 1997 is projected to reduce annual general and administrative expenses by approximately 20%. In conjunction with this corporate restructuring plan, the Company recorded a $1.9 million restructuring charge in 1996 for severance and other related expenses.

DEPRECIATION AND AMORTIZATION
-----------------------------

Depreciation and amortization expense includes the depreciation of theatre buildings and equipment and the amortization of theatre lease costs and certain non-compete agreements. Depreciation and amortization decreased $6.3 million in 1996 as compared to 1995 and increased $23.9 million in 1995 as compared to 1994. The 1996 decrease was primarily due to a decline in the amount of non-cash impairments of assets from $21.0 million in 1995 to $8.7 million in 1996, offset by depreciation charges on the Company's new theatres opened during late 1995 and 1996. The increase in 1995 versus 1994 related primarily to the $21.0 million non-cash asset impairment. As the majority of new theatres in 1994 and 1995 opened at the end of each of those years, they did not have a significant effect on the year in which they opened. The Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," during 1995. These non-cash charges relate to the difference between the historical book value of individual theatres (in some cases groups of theatres) and the net undiscounted cash flow expected to be received from the operation or future sale of the individual theatres (or groups of theatres). Included in depreciation and amortization expense for each of the years ending December 31, 1996, 1995 and 1994 is a $24.0 million charge associated with certain assets acquired as part of the Acquisition which were being amortized over a five year life. In May 1997, such assets will be fully amortized and, as a result, no further amortization expense will be recorded associated with those assets subsequent to May 1997.

INTEREST, NET
-------------

Interest, net decreased $2.3 million in 1996 as compared to 1995 and increased $6.3 million in 1995 as compared to 1994. The 1996 decrease was primarily due to lower market interest rates on floating rate borrowings and interest income on the net cash proceeds from the 1995 Sale and Leaseback, offset by slightly higher average debt balances. The 1995 increase was primarily due to higher average debt balances, higher market interest rates on floating rate debt and increased amortization of deferred loan costs relating to the 1995 restated Bank Credit Facility.

GAIN (LOSS) ON DISPOSITION OF ASSETS
------------------------------------

During 1996, the Company recognized $1.3 million of net gains on the disposition of assets. This net gain relates to gains and losses associated with the sale of certain theatres (for which cash proceeds of $20.5 million were received) and the termination of certain leases related to theatres which were closed. During 1995 and 1994, the Company incurred losses on the disposition of assets of $13.9 million and $9.7 million, respectively. These losses relate primarily to the sale of certain theatres (for which net cash proceeds of $7.7 million and $2.9 million were received in 1995 and 1994, respectively), and the termination or non-renewal of leases related to theatres which were closed. The theatres sold and closed were primarily unprofitable and/or not considered part of the Company's long-term strategic plans.

INCOME TAX EXPENSE
------------------

Income tax expense consists of current state and federal income taxes of the Company's less than 80%-owned consolidated subsidiaries. At December 31, 1996, the Company has a net operating loss carryforward of approximately $175.0 million.

NET LOSS
--------

During 1996, the Company incurred a net loss of $46.6 million as compared to $68.9 million in 1995. This decrease in net loss was primarily the result of a decrease in operating loss. Despite the $11.1 million increase in occupancy costs during 1996 associated with the sale leaseback transactions, operating loss decreased primarily as a result of a 4.5% increase in total operating revenue and a $6.3 million decrease in depreciation and amortization.

During 1995, the Company incurred a net loss of $68.9 million as compared to $27.9 million in 1994. This increase in the Company's net loss was primarily the result of a $21.0 million non-cash asset impairment associated with the adoption of SFAS No. 121, a decrease in operating margins resulting from increases in certain variable operating costs, additional non-cash rent charges, additional losses on the disposition of assets, and increased interest expense.


                        LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 1996, $28.4 million of cash was provided by the Company's operating activities. This source of cash, in addition to $7.5 million of cash provided by financing activities and $43.4 million of proceeds from the disposition of assets, the 1996 sale and leaseback transaction and the Sale and Leaseback escrow account were used to fund $65.8 million of net capital expenditures, $19.5 million of construction costs for those theatres included in the sale and leaseback transactions, $14.3 million of investments in and receivables from theatre joint ventures (net of $0.6 million of international dividends) and other investments.

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

The Company's results of operations and cash resources provided by operating activities are subject to seasonal fluctuations in attendance which corresponds to periods when there is a greater availability of popular motion pictures during the period from Memorial Day through Labor Day and during the Easter, Thanksgiving and Christmas holidays. During periods in which there is not an abundant supply of successful motion pictures, the Company uses availability under its revolving credit facilities to provide any required funding for its working capital needs and then repays these facilities during periods of higher attendance.

On February 28, 1995, UAR's parent company OSCAR II was merged into OSCAR I. As a result of this merger, OSCAR II ceased to exist and OSCAR I became the parent company of both the Company and UAR. In accordance with the terms of the Company's Bank Credit Facility and Senior Secured Notes, the stock of UAR was pledged as additional collateral for such borrowings. At the time of the merger, the Company estimated that the market value of properties (primarily land, building and equipment associated with operating theatres) owned by UAR and its subsidiaries was significantly in excess of the mortgage and other debt held by UAR and its subsidiaries.

Effective May 1, 1995, the Company restated its Bank Credit Facility. The Bank Credit Facility currently provides for a $250.0 million delayed draw term loan, $87.5 million of revolving loan and letters of credit commitments, and $12.5 million of standby letters of credit. The Bank Credit Facility reduced the floating interest rate spreads paid by the Company and extended the average life of the Company's bank debt by requiring semi-annual principal payments on term loans commencing December 31, 1996, and extended the maturity date to March 31, 2002.

On December 13, 1995, the Company entered into a sale and leaseback transaction (the "Sale and Leaseback") whereby the buildings and land underlying ten of its operating theatres and four theatres under development were sold to (for approximately $47.1 million), and leased back from, the 1995-A United Artists Pass Through Trust (the "Pass Through Trust"), an unaffiliated third party. A portion of the sale proceeds were used to pay certain transaction expenses and repay the outstanding revolving bank debt of the Company and the remainder was held in short-term cash investments at December 31, 1995. The proceeds related to three of the theatres under development (approximately $14.2 million) were initially deposited into an escrow account and were paid to the Company during 1996 after construction of the theatres was completed. The proceeds related to one of the new theatres and a four screen addition to an existing theatre under development (approximately $7.8 million) were deposited into the same escrow account and are to be paid under the terms of the Sale and Leaseback to the Company in 1997 when construction is completed.

In conjunction with the Sale and Leaseback, 17 theatres owned by Prop II were sold and leased back to the Company. Proceeds from this sale were used to repay the outstanding Prop II debt and pay transaction expenses and the equipment associated with the theatres sold by Prop II and the remaining 11 theatres owned by Prop II were contributed to the Company. The Prop II master lease with the Company was terminated, the $12.5 million letters of credit established by the Company to guarantee the Prop II mortgage debt were canceled and the Company's revolving credit facility was increased by $12.5 million. The contribution of these theatres has been accounted for in a manner similar to a pooling of interests whereby the historical carrying value of the theatres and related equity was contributed.

On November 8, 1996, the Company entered into a sale and leaseback transaction whereby the buildings and land underlying three of its operating theatres and two theatres currently under development were sold to, and leased back from, an unaffiliated third party for approximately $21.5 million. The sales proceeds relating to the three operating theatres (approximately $9.2 million) were used to pay certain transaction expenses and repay outstanding debt under the Bank Credit Facility. The sales proceeds related to the two theatres under development (approximately $12.3 million) were deposited into an escrow account and are to be paid under the terms of the sale and leaseback to fund substantially all of the land and construction costs associated with the two theatres. The lease has a term of 20 years and nine months with options to extend for an additional 10 years.

The Company's investment activities are primarily focused on the development of new theatres and renovations to existing high revenue theatres in markets where the Company has a significant operating presence. In an effort to limit the amount of investment exposure on any one project, the Company typically develops theatre projects where the land and building is leased through long-term operating leases. However, where such lease transactions are not available, the Company will invest in the land and development of the entire theatre facility (fee-owned) and then seek to enter into a sale and leaseback transaction after the theatre is opened. Regardless of whether the theatre is fee-owned or leased, in most cases the equipment and other theatre fixtures are owned by the Company. For the year ended 1996, the Company invested approximately $67.3 million on the development of 15 new theatres (130 screens) which opened during 1996, the addition of eight screens to three existing theatres, construction on 23 theatres (247 screens) expected to open in 1997 or 1998 and renovations and recurring maintenance to certain existing theatres. In addition, during 1996, the Company invested in and had receivables from various joint ventures amounting to $14.3 million which opened a four screen theatre in Singapore, three theatres (33 screens) in Mexico and three theatres (six screens) in Hong Kong. Two theatres (14 screens) in Thailand, two theatres (20 screens) in Argentina and one theatre (12 screens) in Mexico are projected to open in 1997.

At December 31, 1996, the Company had entered into theatre construction and equipment commitments aggregating approximately $106.0 million for 23 theatres which the Company intends to open during the next two years. Such amount relates only to projects in which the Company had executed a definitive lease agreement and all significant lease contingencies have been satisfied. Of the committed amount, approximately $20.1 million will be reimbursed to the Company or paid directly from proceeds of the sale and leaseback transactions currently held in escrow.

As part of its strategic plan, the Company intends to continue to dispose of, through sale or lease terminations, certain of its operating theatres and real estate which are non-strategic or underperforming. This plan involves as many as 100 theatres (410 screens). Net proceeds from these increased disposition efforts will be used to repay existing debt and/or redeployed into new higher margin theatres. While there can be no assurance that such sales or lease termination efforts will be successful, several sales and lease negotiations have been completed and negotiations are ongoing with respect to several other theatres and parcels of real estate. During 1996, the Company sold 39 theatres (188 screens) and closed 15 theatres (57 screens). The theatres which were sold provided the Company with approximately $20.5 million of net cash proceeds. The majority of theatres which were closed were unprofitable and those that were sold were not considered part of the Company's long-term strategic plans.

In March 1997, the Company entered into an agreement to sell its Hong Kong investment to its partners for $17.5 million, which will result in an $11.0 million gain for financial reporting purposes upon the consummation of the transaction.

The level of continued investing activities by the Company is dependent on, among other factors, its on-going operating liquidity and to other sources of liquidity. One measure commonly used in the theatrical industry to measure operating liquidity is referred to as "Interest Coverage." Interest Coverage is the ratio of Operating Cash Flow (operating income before depreciation, amortization and other non-recurring or non-cash operating credits or charges) to interest expense (excluding amortization of deferred loan costs). As described previously, several non-recurring or non-cash operating charges were recorded in the Consolidated Statements of Operations during 1996, 1995 and 1994 which adversely affected the Company's Operating Income for such years. Following is a calculation of Operating Cash Flow and Interest Coverage for each of the last three years, including a reconciliation of Operating Income to Operating Cash Flow ($ in millions):

                                                                 1996    1995   1994
                                                                ------  ------  ----
            Operating Income (Loss)                             $(7.1)  (11.9)  18.5
            Depreciation and Amortization                        80.7    87.0   63.1
            Non-Cash Rent                                         3.1     2.0    1.5
            Severance, Litigation and Restructuring Expenses      1.9     2.1      -
                                                                -----   -----   ----
              Operating Cash Flow                               $78.6    79.2   83.1
                                                                =====   =====   ====

              Interest Expense                                  $36.1    39.0   31.6
                                                                =====   =====   ====

              Interest Coverage Ratio                             2.2     2.0    2.6
                                                                =====   =====   ====

Despite the $11.1 million of incremental rent associated with the 1995 and 1996 sale and leaseback transactions which reduced Operating Cash Flow, the Company's Interest Coverage Ratio increased in 1996 as a result of lower interest expense. The lower interest expense in 1996 resulted from lower market interest rates and stable net debt balances. The decline in the 1995 Interest Coverage relates to a decrease in Operating Cash Flow and an increase in interest expense relating to higher market interest rates and higher debt balances associated with increased new theatre construction activity. In addition, the 1995 Interest Coverage Ratio was adversely impacted because the 1995 new theatre construction was funded (in part through debt borrowings), but the theatres were not opened until late in the year, and thus they did not have a significant impact on the Company's Operating Cash Flow in 1995.

As previously described, during December 1996, the Company restructured its corporate operations and as a result projects its annual general and administrative expenses to be reduced by approximately 20%. Assuming these savings were reflected in the above Operating Cash Flow for 1996 on a pro forma basis, the Interest Coverage Ratio would increase to 2.4.

Operating Cash Flow set forth above is one measure of value and borrowing capacity commonly used in the theatrical exhibition industry and is not intended to be a substitute for Operating Cash Flow as defined in the Company's debt agreements or for cash flows provided by operating activities, a measure of performance provided herein in accordance with generally accepted accounting principles, and should not be relied upon as such. The Operating Cash Flow as set forth above does not take into consideration certain costs of doing business and, as such, should not be considered in isolation to other measures of performance.

Another measure of liquidity is net cash provided by operating activities as reflected in the accompanying Consolidated Statements of Cash Flow. Net cash provided by operating activities of $28.4 million, $42.0 million and $48.3 million in 1996, 1995 and 1994, respectively, reflects the net cash from the operation of the Company which provided for the Company's liquidity needs after taking into consideration certain additional costs of doing business which are not reflected in the Operating Cash Flow calculations discussed above.

While amounts expended by the Company in its investing activities exceed net cash provided by operating activities, management believes that its net cash provided by operating activities, borrowings under its Bank Credit Facility, contributions made by landlords under long-term lease arrangements, amounts deposited in escrow as a result of the 1995 and 1996 sale and leaseback transactions and the proceeds from possible asset sales and additional sale and leaseback transactions will be sufficient to fund its capital expenditures and other investments, debt service and other liquidity requirements for the foreseeable future.


                                     OTHER

The Company's results of operations are subject to seasonal fluctuations in attendance which corresponds to holiday school vacation periods and a greater availability of popular motion pictures during the period from Memorial Day through Labor Day and during the Easter, Thanksgiving and Christmas holidays. Poorly performing motion pictures and/or any significant disruption in the production of popular motion pictures by several of the major motion picture production companies or independent producers may have an adverse effect on the Company's results of operations.

Inflation did not have a material impact on the Company's results of operations during 1996, 1995 or 1994.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

The consolidated financial statements of the Company and OSCAR I are filed under this item beginning on page 22.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
Financial Disclosure
--------------------

On July 24, 1996, the Audit Committee of OSCAR I and UATC recommended to the Board of Directors that it was in OSCAR I's and UATC's best interest to rotate independent public accountants on a periodic basis, and as part of this policy, that Arthur Andersen LLP be appointed as OSCAR I's and UATC's independent public accountants to replace KPMG Peat Marwick LLP. On this same date, the Board of Directors voted in favor of the Audit Committee's recommendation.

The audit report of KPMG Peat Marwick LLP on OSCAR I and subsidiaries and UATC and subsidiaries consolidated financial statements as of and for the years ended December 31, 1995 and 1994 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: KPMG Peat Marwick LLP's audit reports on the consolidated financial statements of OSCAR I and subsidiaries and UATC and subsidiaries as of and for the years ended December 31, 1995 and 1994 contained an explanatory paragraph stating that OSCAR I and UATC adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in 1995.

During the years ended December 31, 1995 and 1994, there were no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinions to the subject matter of the disagreement.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



TO UNITED ARTISTS THEATRE CIRCUIT, INC.:

We have audited the accompanying consolidated balance sheet of United Artists Theatre Circuit, Inc. and subsidiaries (the "Company") as of December 31, 1996, and the related consolidated statements of operations, stockholder's equity and cash flow for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Artists Theatre Circuit, Inc. and subsidiaries as of December 31, 1996 and the results of their operations and their cash flow for the year then ended in conformity with generally accepted accounting principles.



                                  ARTHUR ANDERSEN LLP

Denver, Colorado
March 27, 1997

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



THE BOARD OF DIRECTORS AND STOCKHOLDER
UNITED ARTISTS THEATRE CIRCUIT, INC.:

We have audited the accompanying consolidated balance sheet of United Artists Theatre Circuit, Inc. and subsidiaries (the "Company") as of December 31, 1995, and the related consolidated statements of operations, stockholder's equity and cash flow for each of the years in the two-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Artists Theatre Circuit, Inc. and subsidiaries as of December 31, 1995 and the results of their operations and their cash flow for each of the years in the two-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in notes 4 and 13 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in 1995.

                                  KPMG PEAT MARWICK LLP

Denver, Colorado
March 27, 1996

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets
                             (Amounts in Millions)


                                                                December 31,
                                                             ----------------
                                                               1996     1995
                                                             -------   ------
Cash and cash equivalents................................... $   9.6     32.4
Receivables, net:
    Notes...................................................     1.7      1.4
    Related party (note 10).................................    15.3     11.2
    Other...................................................    29.5     22.4
                                                             -------   ------
                                                                46.5     35.0
                                                             -------   ------

Prepaid expenses and concession inventory...................    15.4     20.3
Investments and related receivables.........................    30.2     14.1
Property and equipment, at cost (note 13):
    Land....................................................    31.6     35.0
    Theatre buildings, equipment and other..................   395.1    370.3
                                                             -------   ------
                                                               426.7    405.3
    Less accumulated depreciation and amortization..........  (119.8)   (99.0)
                                                             -------   ------
                                                               306.9    306.3
                                                             -------   ------
Intangible assets, net (notes 4 and 13).....................   127.5    165.8
Other assets, net (notes 4 and 10)..........................    12.0     20.3
                                                             -------   ------
                                                              $548.1    594.2
                                                             =======   ======

Liabilities and Stockholder's Equity
------------------------------------
Accounts payable:
    Film rentals............................................ $  28.0     30.1
    Other...................................................    51.9     58.4
                                                             -------   ------
                                                                79.9     88.5
                                                             -------   ------
Accrued liabilities:
    Salaries and wages......................................     9.4      9.0
    Interest................................................     5.0      6.8
    Other...................................................    12.9     11.2
                                                             -------   ------
                                                                27.3     27.0
                                                             -------   ------

Other liabilities...........................................    24.4     21.4
Debt (note 6)...............................................   389.0    383.2
                                                             -------   ------
    Total liabilities.......................................   520.6    520.1

Minority interests in equity of consolidated subsidiaries...     7.0      7.0

Stockholder's Equity:
    Preferred stock (note 8)................................   170.1    149.2
    Common stock (note 9)...................................       -        -
    Additional paid-in capital..............................    52.8     73.7
    Accumulated deficit.....................................  (202.5)  (155.9)
    Cumulative foreign currency translation adjustment......    (0.5)    (0.1)
    Intercompany account....................................     0.6      0.2
                                                             -------   ------
                                                                20.5     67.1
                                                             -------   ------

                                                              $548.1    594.2
                                                             =======   ======

See accompanying notes to consolidated financial statements.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Operations
                             (Amounts in Millions)




                                                                   Years Ended December 31,
                                                                   -----------------------
                                                                     1996     1995   1994*
                                                                   -------   ------  -----
Revenue:
 Admissions.....................................                    $466.5   457.1   447.6
 Concession sales...............................                     185.1   178.2   166.7
 Other..........................................                      25.9    13.3     8.8
                                                                    ------   -----   -----
                                                                     677.5   648.6   623.1
                                                                    ------   -----   -----
Costs and expenses:
 Film rental and advertising expenses...........                     257.2   248.6   239.6
 Direct concession costs........................                      29.3    29.5    27.2
 Other operating expenses.......................                     259.4   246.2   227.5
 Sale and leaseback rentals (note 2)............                      11.6     0.5       -
 Affiliate lease rentals (note 10)..............                      10.0    14.1    14.7
 General and administrative (notes 10 and 12)...                      34.5    34.6    32.5
 Restructuring charge (note 11).................                       1.9       -       -
 Depreciation and amortization (note 13)........                      80.7    87.0    63.1
                                                                    ------   -----   -----
                                                                     684.6   660.5   604.6
                                                                    ------   -----   -----
  Operating income (loss).......................                      (7.1)  (11.9)   18.5

Other income (expense):
 Interest, net (note 6):
  Interest expense..............................                     (36.1)  (39.0)  (31.6)
  Amortization of deferred loan costs...........                      (2.2)   (2.1)   (1.4)
  Interest income...............................                       1.4     1.9     0.1
                                                                    ------   -----   -----
                                                                     (36.9)  (39.2)  (32.9)
 Gain (loss) on disposition of assets, net......                       1.3   (13.9)   (9.7)
 Share of earnings (losses) of affiliates, net..                      (0.5)    0.7     0.2
 Minority interests in earnings of
  consolidated subsidiaries.....................                      (0.8)   (1.2)   (1.0)
 Other, net.....................................                      (1.5)   (2.0)   (1.7)
                                                                    ------   -----   -----
                                                                     (38.4)  (55.6)  (45.1)
                                                                    ------   -----   -----
  Loss before income tax expense................                     (45.5)  (67.5)  (26.6)
Income tax expense (note 14)....................                      (1.1)   (1.4)   (1.3)
                                                                    ------   -----   -----
  Net loss......................................                     (46.6)  (68.9)  (27.9)
Dividend on preferred stock (note 8)............                     (20.9)  (18.3)  (16.1)
                                                                    ------   -----   -----
  Net loss available to common stockholder......                    $(67.5)  (87.2)  (44.0)
                                                                    ======   =====   =====

*Restated

See accompanying notes to consolidated financial statements.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

                Consolidated Statements of Stockholder's Equity
                             (Amounts in Millions)

                                                                                         Cumulative
                                                                                          foreign
                                                                Additional                currency                       Total
                                              Preferred  Common   paid-in  Accumulated   translation   Intercompany   stockholder's
                                                stock    stock    capital    deficit      adjustment     account         equity
                                              ---------  ------   -------  -----------   -----------   ------------   -------------
Balance at January 1, 1994*..................   $ 114.8       -    108.1      (59.1)            -           4.8            168.6
  Accretion of dividends on preferred stock..      16.1       -    (16.1)         -             -             -                -
  Net decrease in intercompany account.......         -       -        -          -             -          (2.3)            (2.3)
  Net loss*..................................         -       -        -      (27.9)            -             -            (27.9)
                                                -------   -----    -----      -----         -----          ----            -----
Balance at December 31, 1994*................     130.9       -     92.0      (87.0)            -           2.5            138.4
  Accretion of dividends on preferred stock..      18.3       -    (18.3)         -             -             -                -
  Net decrease in intercompany account.......         -       -        -          -             -          (2.3)            (2.3)
  Foreign currency translation adjustment....         -       -        -          -          (0.1)            -             (0.1)
  Net loss...................................         -       -        -      (68.9)            -             -            (68.9)
                                                -------   -----    -----      -----         -----          ----            -----
Balance at December 31, 1995.................     149.2       -     73.7     (155.9)         (0.1)          0.2             67.1
  Accretion of dividends on preferred stock..      20.9       -    (20.9)         -             -             -                -
  Net increase in intercompany account.......         -       -        -          -             -           0.4              0.4
  Foreign currency translation adjustment....         -       -        -          -          (0.4)            -             (0.4)
  Net loss...................................         -       -        -      (46.6)            -             -            (46.6)
                                                -------   -----    -----      -----         -----          ----            -----
Balance at December 31, 1996.................   $ 170.1       -     52.8     (202.5)         (0.5)          0.6             20.5
                                                =======   =====    =====      =====         =====          ====            =====

*Restated

See accompanying notes to consolidated financial statements.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flow
                             (Amounts in Millions)


                                                                                              Years Ended December 31,
                                                                                             --------------------------
                                                                                               1996     1995     1994*
                                                                                             --------  -------  -------

Net cash provided by operating activities.................................                   $  28.4     42.0     48.3
                                                                                             -------   ------   ------

Cash flow from investing activities:
         Capital expenditures.............................................                     (67.3)   (84.2)   (45.6)
         (Increase) decrease in construction in progress, net.............                       1.5     (5.1)    (1.4)
         Increase in receivable from sale and leaseback escrow............                     (19.5)       -        -
         Proceeds from disposition of assets..............................                      20.5      7.7      2.9
         Proceeds from sale and leaseback transaction and escrow..........                      22.9     40.4        -
         Cash paid for minority interest holding..........................                         -    (10.3)       -
         Investments in and receivables from theatre joint ventures, net..                     (14.3)    (2.3)       -
         Other, net.......................................................                      (2.5)    (0.5)    (3.0)
                                                                                             -------   ------   ------
          Net cash used in investing activities...........................                     (58.7)   (54.3)   (47.1)
                                                                                             -------   ------   ------

Cash flow from financing activities:
         Debt borrowings..................................................                     129.8    187.5    108.4
         Debt repayments..................................................                    (126.3)  (127.9)  (116.1)
         Increase (decrease) in intercompany account......................                       0.4     (2.3)    (2.0)
         Increase (decrease) in cash overdraft............................                       6.2    (14.1)    13.2
         Increase in related party receivables............................                      (2.8)    (6.7)    (8.2)
         Other, net.......................................................                       0.2     (4.5)    (0.1)
                                                                                             -------   ------   ------
          Net cash provided by (used in) financing activities.............                       7.5     32.0     (4.8)
                                                                                             -------   ------   ------

          Net increase (decrease) in cash and cash equivalents............                     (22.8)    19.7     (3.6)
Cash and cash equivalents:
         Beginning of period..............................................                      32.4     12.7     16.3
                                                                                             -------   ------   ------
         End of period....................................................                   $   9.6     32.4     12.7
                                                                                             =======   ======   ======

Reconciliation of net loss to net cash provided by
         operating activities:
         Net loss.........................................................                   $ (46.6)   (68.9)   (27.9)
         Effect of leases with escalating minimum annual
         rentals..........................................................                       3.1      2.0      1.5
         Depreciation and amortization....................................                      80.7     87.0     63.1
         (Gain) loss on disposition of assets, net........................                      (1.3)    13.9      9.7
         Share of (earnings) losses of affiliates, net....................                       0.5     (0.7)    (0.2)
         Minority interests in earnings of
          consolidated subsidiaries.......................................                       0.8      1.2      1.0
         (Increase) decrease in receivables, prepaid expenses
          and other assets, net...........................................                       0.6     (3.6)    (0.4)
         Increase (decrease) in accounts payable, accrued
          liabilities and other liabilities, net..........................                      (9.4)    11.1      1.5
                                                                                             -------   ------   ------

          Net cash provided by operating activities.......................                   $  28.4     42.0     48.3
                                                                                             =======   ======   ======


*Restated

See accompanying notes to consolidated financial statements.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

(1)  ORGANIZATION

     On May 12, 1992, United Artists Theatre Circuit, Inc. and substantially all of its then existing subsidiaries (the "Company") were acquired (the "Acquisition") by OSCAR I Corporation ("OSCAR I") from an indirect subsidiary of Tele-Communications, Inc. ("TCI"). OSCAR I is owned by an investment fund managed by affiliates of Merrill Lynch Capital Partners, Inc., ("MLCP") and certain institutional investors (collectively the "Non-Management Investors"), and certain members of the Company's management. The purchase price was approximately $543.8 million comprised of: (i) approximately $134.1 million of cash; (ii) $92.5 million of OSCAR I preferred stock, and (iii) the assumption of approximately $317.2 million of indebtedness and certain other obligations. Prior to the Acquisition, the Company was an indirect wholly owned subsidiary of United Artists Holdings Inc. ("UAHI"), which was a wholly-owned subsidiary of United Artists Entertainment Company ("UAE"). On December 2, 1991, UAE became a wholly-owned subsidiary of TCI pursuant to a merger agreement. Previously in 1986, TCI had acquired a controlling interest in UAE's predecessor.

     Simultaneously with the Acquisition, the Non-Management Investors formed OSCAR II Corporation, a Delaware corporation ("OSCAR II"), separately acquiring from an affiliate of TCI all of the outstanding capital stock of United Artists Realty Company ("UAR"), a Delaware corporation and its subsidiaries. UAR and its subsidiaries, United Artists Properties I Corp. ("Prop I") and United Artists Properties II Corp. ("Prop II") were the owners and lessors of certain operating theatre properties leased to and operated by the Company and its subsidiaries. Certain mortgage debt of UAR, Prop I and Prop II, which was secured by their theatre properties, remained outstanding after the acquisition by OSCAR II. On February 28, 1995, OSCAR II was merged into OSCAR I effected by a one-for-one share exchange.

(2)  SALE AND LEASEBACK TRANSACTIONS

     On December 13, 1995, the Company entered into a sale and leaseback transaction (the "Sale and Leaseback") whereby the buildings and land underlying ten of its operating theatres and four theatres under development were sold to, and leased back from, the 1995-A United Artists Pass Through Trust (the "Pass Through Trust"), an unaffiliated third party, for approximately $47.1 million. A portion of the sale proceeds were used to pay certain transaction expenses and repay the outstanding revolving bank debt of the Company and the remainder was held in short-term cash investments at December 31, 1995. The proceeds related to three of the theatres under development (approximately $14.2 million) were initially deposited into an escrow account and were paid to the Company during 1996 after construction of the theatres was completed. The proceeds related to one of the new theatres and a four screen addition to an existing theatre under development (approximately $7.8 million) were deposited into the same escrow account and are to be paid under the terms of the Sale and Leaseback to the Company in 1997 when construction is completed.

     The Sale and Leaseback requires the Company to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. The Company accounts for the lease as an operating lease. An agreement with the Pass Through Trust requires the maintenance of certain financial covenants by the Company.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(2)  SALE AND LEASEBACK TRANSACTIONS (CONTINUED)

     On November 8, 1996, the Company entered into a sale and leaseback transaction whereby the buildings and land underlying three of its operating theatres and two theatres currently under development were sold to, and leased back from an unaffiliated third party for approximately $21.5 million. The sales proceeds relating to the three operating theatres (approximately $9.2 million) were used to pay certain transaction expenses and repay outstanding bank debt. The sales proceeds related to the two theatres under development (approximately $12.3 million) were deposited into an escrow account and are to be paid under the terms of the sale and leaseback to fund substantially all of the land and construction costs associated with the two theatres. The lease has a term of 20 years and nine months with options to extend for an additional 10 years.

(3)  RESTATEMENT

     During December 1995, the remaining 11 theatres owned by Prop II subsequent to the Sale and Leaseback were contributed to the Company, the Prop II master lease was terminated, the $12.5 million letters of credit established by the Company to guarantee the Prop II debt were canceled and the Company's revolving credit facility was increased by $12.5 million.
     The contribution of these theatres has been accounted for in a manner similar to a pooling of interests, and accordingly, the accompanying financial statements have been restated to include these theatres for all periods prior to 1996. Prop II's historical cost basis of these theatres at December 13, 1995 was approximately $20.3 million. Separate revenue and net income (loss) amounts for the Company and the 11 remaining Prop II theatres for the years ended December 31, 1995 and 1994 are presented in the following table (amounts in millions):

                              Years Ended
                              December 31,
                            --------------
                             1995     1994
                            ------   -----
  Revenue:
    Company...............  $648.3   622.8
    Eleven Theatres.......     0.3     0.3
                            ------   -----
    Combined..............  $648.6   623.1
                            ======   =====

  Net income (loss):
    Company...............  $(70.9)  (29.9)
    Eleven Theatres.......     2.0     2.0
                            ------   -----
    Combined..............  $(68.9)  (27.9)
                            ======   =====

     In addition to the contribution of the remaining theatres, the equipment in the 17 Prop II theatres included in the Sale and Leaseback was transferred to the Company at Prop II's historical cost basis (approximately $6.1 million).

(4)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Principles of Consolidation
          ---------------------------
          The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    (b)   Nature of Operations
          --------------------
          The Company is principally engaged in the operation of motion picture theatres.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(4)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (c)  Cash and Cash Equivalents
          -------------------------
          The Company considers investments with initial maturities of three months or less to be cash equivalents. Transactions effected through intercompany accounts are considered to be constructive cash receipts and payments.

     (d)  Investments
          -----------
          Investments in which the Company's ownership is 20% to 50% are accounted for using the equity method. Under this method, the investment, originally recorded at cost, is adjusted to recognize dividends received and the Company's share of net earnings or losses of the investee as they occur. Investments in which the Company's ownership is less than 20% are accounted for using the cost method. Under this method, the investments are recorded at cost and any dividends received are recorded as income.

          During the years ended December 31, 1996, 1995 and 1994, approximately $0.6 million, $1.4 million and $3.0 million, respectively, of dividends were received from the Company's 50% owned Hong Kong investment.

     (e)  Property and Equipment
          ----------------------
          Property and equipment are stated at cost, including acquisition costs allocated to tangible assets required. Construction costs, including applicable direct overhead, are capitalized. Repairs and maintenance are charged to operations.

          Depreciation is calculated using the straight-line method over the estimated useful lives of the assets which range from 3 to 40 years. Leasehold improvements are amortized over the terms of the leases, including certain renewal periods or, in the case of certain improvements, the estimated useful lives of the assets, if shorter. Costs associated with new theatre construction are depreciated once such theatres are placed in service.

     (f)  Intangible Assets
          -----------------

          Intangible assets consist of theatre lease acquisition costs and non-compete agreements. Amortization of theatre lease acquisition costs and non-compete agreements is calculated on a straight-line basis over the terms of the underlying leases including certain renewal periods (weighted average life of approximately 17 years) and non-compete agreements (primarily 5 years). Intangible assets and related accumulated amortization are summarized as follows (amounts in millions):

                                              December 31,
                                            -----------------
                                              1996     1995
                                            --------  -------
         Theatre lease acquisition costs..  $ 169.7    182.9
         Non-compete agreements...........    103.0    103.9
                                            -------   ------
                                              272.7    286.8
         Accumulated amortization.........   (145.2)  (121.0)
                                            -------   ------
                                             $127.5    165.8
                                            =======   ======

     (g)  Other Assets
          ------------

          Other assets primarily consist of deferred acquisition and loan costs. Amortization of the deferred acquisition costs is calculated on a straight line basis over five years. Amortization of the deferred loan costs is calculated on a straight-line basis over the terms of the underlying loan agreements (average life of approximately seven years) and is included as a component of interest expense. Other assets and related accumulated amortization are summarized as follows (amounts in millions):

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(4)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

                                        December 31,
                                       ---------------
                                        1996     1995
                                       -------  ------

         Deferred acquisition costs..  $ 18.4    18.4
         Deferred loan costs.........    14.9    14.9
         Other                            8.4     7.6
                                       ------   -----
                                         41.7    40.9
         Accumulated amortization....   (29.7)  (20.6)
                                       ------   -----
                                        $12.0    20.3
                                       ======   =====

     (h)  Operating Costs and Expenses
          ----------------------------
          Film rental and advertising expenses include film rental and co-op and directory advertising costs. Film advertising costs are expensed as incurred. Direct concession costs include direct concession product costs and concession promotional expenses. Concession promotional expenses are expensed as incurred. Other operating expenses include joint facility costs such as employee costs, theatre rental and utilities which are common to both ticket sales and concession operations. As such, other operating expenses are reported as a combined amount as the allocation of such costs to exhibition and concession activities would be arbitrary and not meaningful. Rental expense for operating leases which provide for escalating minimum annual rentals during the term of the lease are accounted for on a straight-line basis over the terms of the underlying leases.

     (i)  Estimates
          ---------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (j)  Accounting Changes
          ------------------
          As discussed in note 13, in the fourth quarter of 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" prior to its required adoption date.

     (k)  Reclassification
          ----------------
          Certain prior year amounts have been reclassified for comparability with the 1996 presentation.

(5)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash payments for interest for the years ended December 31, 1996, 1995 and 1994, were $37.3 million, $35.0 million and $28.2 million, respectively.

     Cash payments by certain less than 80% owned entities for income taxes for the years ended December 31, 1996, 1995 and 1994, were $1.2 million, $0.7 million and $0.9 million, respectively.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(5)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION, CONTINUED

     The Company accrued $20.9 million, $18.3 million and $16.1 million of dividends during the years ended December 31, 1996, 1995 and 1994, respectively, on its preferred stock (see note 8).

     During 1996 and 1995, the Company incurred $1.4 million and $2.4 million of capital lease obligations relating to new equipment.

     During 1995, Prop II transferred equipment with a net historical basis of $6.1 million to the Company (see note 3).

(6)  DEBT

     Debt is summarized as follows (amounts in millions):

                                 December 31,
                                -------------
                                 1996   1995
                                ------  -----

    Bank Credit Facility (a)..  $255.6  250.0
    Senior Secured Notes (b)..   125.0  125.0
    Other (c).................     8.4    8.2
                                ------  -----
                                $389.0  383.2
                                ======  =====

     (a) On May 1, 1995, the Company restated its existing bank credit facility to principally provide for additional term and revolving loan commitments and to extend the final maturity of the facility. The restated bank credit facility (the "Bank Credit Facility") currently provides for term loans aggregating $250.0 million (the "Term Loans"), a reducing revolving loan with commitments aggregating $87.5 million (the "Revolving Facility") and standby letters of credit aggregating $12.5 million (the "Standby Letters of Credit"). Principal on the Term Loans is payable in escalating semi-annual installments commencing December 31, 1996, with a final installment due March 31, 2002. The aggregate commitments available for borrowing under the Revolving Facility decline $8.75 million at December 31, 1997 and 1998, $13.125 million at December 31, 1999 and 2000 and
           $21.875 million at December 31, 2001 and March 31, 2002. Borrowings under the Bank Credit Facility provide for interest to be accrued at varying rates depending on the ratio of indebtedness to annualized operating cash flow, as defined. Interest is payable at varying dates depending on the type of rate selected by the Company, but no less frequently than once each quarter. The Bank Credit Facility contains certain provisions that require the maintenance of certain financial ratios and place limitations on additional indebtedness, disposition of assets, capital expenditures and payment of dividends. The Bank Credit Facility is secured by the stock of the Company and substantially all of the Company's subsidiaries, and is guaranteed by OSCAR I and substantially all of the Company's subsidiaries. In addition, in conjunction with the merger of OSCAR II into OSCAR I, the stock of UAR was pledged as additional security. During 1996, the Company repaid $7.6 million on the Term Loans in conjunction with certain asset dispositions. This repayment will be applied pro rata against the remaining semi-annual Term Loan principal installments.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(6)  DEBT, CONTINUED

     (b) The senior secured notes (the "Senior Secured Notes") are due May 1, 2002 and require repayments prior to maturity of $31.25 million on May 1, 2000 and on May 1, 2001. The Senior Secured Notes accrue interest at 11 1/2% per annum, which is payable semi-annually. The Senior Secured Notes place limitations on, among other things, additional indebtedness, disposition of assets and payment of dividends. The Senior Secured Notes are secured on a pari-passu basis with the Bank
                                                ----------
          Credit Facility by the stock of the Company and substantially all of the Company's subsidiaries, and are guaranteed on a pari-passu basis
                                                              ----------
          with the Bank Credit Facility by OSCAR I and substantially all of the Company's subsidiaries. In addition, in conjunction with the merger of OSCAR II into OSCAR I, the stock of UAR was pledged as additional security on a pari-passu basis with the Bank Credit Facility.
                        ----------

     (c) Other debt at December 31, 1996, consists of various term loans, mortgage notes, capital leases and other borrowings. This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through March 1, 2006.

     At December 31, 1996, the Company was party to interest rate cap agreements on $125.0 million of floating rate debt which provide for a LIBOR interest rate cap ranging between 6 1/2% and 7 1/2% and expire at various dates through 1998. The Company is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements. As the Company has historically received payments relating to its interest rate cap agreements, it does not anticipate such non-performance in the future. The Company amortizes the cost of its interest rate cap agreements to interest expense over the life of the underlying agreement. Amounts received from the counterparties to the interest rate cap agreements are recorded as a reduction of interest expense.

     At December 31, 1996, the Company had approximately $69.5 million of unused revolving loan commitments pursuant to the Bank Credit Facility, $3.3 million of which has been used for the issuance of letters of credit. The Company pays commitment fees of 1/2% per annum on the average unused revolver commitments.

     Annual maturities of debt for each of the next five years and thereafter are as follows (amounts in millions):

        1997......... $ 25.1
        1998.........   32.3
        1999.........   52.1
        2000.........   85.3
        2001.........   85.3
        Thereafter...  108.9
                      ------
                      $389.0
                      ======

(7)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cash and Cash Equivalents
     -------------------------
     The carrying amount of cash and cash equivalents approximates fair value because of its short maturity.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(7)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

     Financial Instruments
     ---------------------
     The carrying amount and estimated fair value of the Company's financial instruments at December 31, 1996 are summarized as follows (amounts in millions):

                                                Carrying  Estimated
                                                 Amount   Fair Value
                                                --------  ----------
         Bank Credit Facility and Other Debt..    $264.0       264.0
                                                  ======       =====
         Senior Secured Notes.................    $125.0       131.3
                                                  ======       =====
         Interest Rate Cap Agreements.........    $  0.1         0.1
                                                  ======       =====

     BANK CREDIT FACILITY AND OTHER DEBT: The carrying amount of the Company's borrowings under the Bank Credit Facility and other debt approximates fair value because the interest rates on the majority of this debt floats with market interest rates.

     SENIOR SECURED NOTES: The fair value of the Company's Senior Secured Notes is estimated based upon quoted market prices at December 31, 1996.

     INTEREST RATE CAP AGREEMENTS: The fair value of the Company's interest rate cap agreements is estimated based upon dealer quotes for similar agreements at December 31, 1996.

(8)  PREFERRED STOCK

     Concurrent with the Acquisition, the Company issued 92,500 shares of preferred stock with a liquidation value of $92.5 million to OSCAR I. The preferred stock is redeemable at any time at the option of the Company at its stated liquidation value plus accrued and unpaid dividends. Dividends accrue at a rate of 8% through December 31, 1995, 9% through December 31, 1996 and 14% thereafter, and are payable in cash or in kind through December 31, 1996. Cash dividends are required for periods subsequent to December 31, 1996, provided that no provisions exist in any senior debt facility which restricts such cash payments. Currently, such restrictions exist. Due to the perpetual nature of the preferred stock and the escalating terms of the required dividend rates, for financial reporting purposes, dividends have been accrued at a 14% per annum rate for all periods since issuance. At December 31, 1996, the actual redemption value in accordance with the terms of the preferred stock was approximately $133.5 million, or approximately $36.6 million less than the carrying amount at December 31, 1996.

(9)  COMMON STOCK

     The Company is authorized to issue 1,000 shares of its $1.00 par value common stock. At December 31, 1996 and 1995, the Company had 100 shares of common stock outstanding, all of which were held by OSCAR I.

     At December 31, 1996, OSCAR I had three stock-based compensation plans which are described more fully in OSCAR I's financial statement footnotes a copy of which is attached hereto. The Company applies Accounting
     Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related Interpretations in accounting for OSCAR I's stock option plans. No compensation cost has been recognized by the Company for any of OSCAR I's stock option plans. The Company's compensation expense would not have been materially different had the Company recorded compensation expense for these three stock option plans in accordance with SFAS No. 123, "Accounting for Stock Based Compensation."

                   UNITED ARTISTS AND THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(10) RELATED PARTY TRANSACTIONS

     The Company leases certain of its theatres from UAR, Prop I and Prop II (through December 13, 1995) in accordance with three master leases. The master leases provide for basic monthly rentals and may require additional rentals, based on the revenue of the underlying theatre. The lease arrangements with Prop I and Prop II were entered into in conjunction with the placement of mortgage debt financing in 1988 and 1989, respectively.
     As part of these financings, UAE provided for $12.0 million of residual value guarantees on each of these mortgage debt issues and guarantees covering certain contingent liabilities. In conjunction with the Acquisition, the Company issued $25.0 million of Standby Letters of Credit as part of its Bank Credit Facility in order to release UAE from certain of its obligations under the guarantees. In conjunction with the Sale and Leaseback, the Prop II mortgage debt was prepaid, the Prop II master lease was terminated and $12.5 million in Standby Letters of Credit issued by the Company were canceled.

     In order to fund the cost of additions and/or renovations to the theatres leased by the Company from UAR or Prop I, the Company has periodically made advances to UAR. Interest on the advances accrues at the prime rate and amounted to $1.1 million, $1.4 million and $0.3 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     During November 1996, the Company exchanged a fee-owned theatre property with Prop I in return for a fee-owned theatre property and a $1.5 million note. The note bears interest at the prime rate plus 1 1/2% and is due upon demand.

     In conjunction with the Acquisition, the Company entered into a management agreement with UAR. Such management agreement provides for a fee to be paid to the Company in return for certain accounting and management services. These fees are recorded as a reduction of general and administrative expenses in the accompanying consolidated financial statements and approximated $0.6 million, $0.9 million and $0.9 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     Included in other assets are fees of Merrill Lynch & Co., as placement agents for the Sale and Leaseback of $0.8 million and of Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as placement agents for the Senior Secured Notes, of $3.0 million. Also included in assets acquired in the Acquisition is $6.7 million of fees paid to MLCP relating to structuring the Acquisition.

(11) RESTRUCTURING CHARGE

     At the end of 1996, the Company initiated a corporate restructuring plan intended to provide a higher level of focus on the Company's domestic theatrical business at a lower annual cost. This corporate restructuring was completed in January 1997. In conjunction with this corporate restructuring plan, the Company recorded a $1.9 million restructuring charge in 1996 for severance and other related expenses.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(12) EMPLOYEE BENEFIT PLANS

     The UATC 401(k) Savings Plan (the "Savings Plan") provides that employees may contribute up to 10% of their compensation, subject to IRS limitations. Employee contributions are invested in various investment funds based upon elections made by the employee. Prior to January 1, 1997, the Company matched 100% of each employee's contributions up to 10% of an employee's compensation. As part of the corporate restructuring plan (see note 11), effective January 1, 1997, the Savings Plan was amended to provide for a Company match of 100% of each employee's contribution up to 3% of their compensation. Employees vest in the Company's matching contributions 20% per year for every year of service.

     Effective January 1, 1993, the Company established the UATC Supplemental 401(k) Savings Plan (the "Supplemental Plan") for certain employees who are highly compensated as defined by the IRS and whose elective contributions to the Savings Plan exceed the IRS limitations. Through December 31, 1996, such employees were allowed to contribute to the Supplemental Plan; provided that the aggregate contributions to the Savings Plan and Supplemental Plan did not exceed 10% of their compensation. As part of the corporate restructuring plan (see note 11), effective January 1, 1997, the Company suspended the Supplemental Plan. The Company matched 100% of the employee's contributions through the date of suspension of the Supplemental Plan. Employees vest ratably in the Company's matching contributions over 5 years from the date of participation in the Supplemental Plan.

     Contributions to the various employee benefit plans for the years ended December 31, 1996, 1995 and 1994 were $2.3 million, $2.1 million and $2.1 million, respectively.

(13) PROVISION FOR IMPAIRMENT

     The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," during 1995 prior to the required adoption date. Upon adoption of SFAS No. 121 in 1995, a non-cash charge of $21.0 million was recorded by the Company. This initial charge resulted from the Company grouping assets at a lower level than under its previous accounting policy for evaluating and measuring impairment. During 1996, the Company recorded a non-cash charge for the impairment of its long-lived assets of $8.7 million. These non-cash charges relate to the difference between the historical book value of the individual theatres (in some cases groups of theatres) and the undiscounted cash flow expected to be received from the operation or future sale of the individual theatres (or groups of theatres).

(14) INCOME TAXES

     The Company and each of its 80% or more owned subsidiaries are included in OSCAR I's consolidated Federal income tax return. Pursuant to a tax sharing agreement with OSCAR I, the Company and each of its 80% or more owned consolidated subsidiaries are allocated a portion of OSCAR I's current Federal income tax expense (benefit). Such allocations are determined as if the Company and each of its 80% or more owned consolidated subsidiaries were separate tax paying entities within the consolidated group. For the years ended December 31, 1996, 1995 and 1994, the Company and each of its 80% or more owned consolidated subsidiaries were allocated no current Federal income tax expense (benefit) pursuant to such tax sharing agreement as a result of the group's overall net loss position.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(14) INCOME TAXES, CONTINUED

     Consolidated subsidiaries in which the Company owns less than 80% file separate Federal income tax returns. The current and deferred federal and state income taxes of such subsidiaries are calculated on a separate return basis and are included in the accompanying consolidated financial statements of the Company.

     The current state income tax expense of the Company and Federal income tax expense of the Company's less than 80%-owned consolidated subsidiaries and deferred state and Federal income tax expense are as follows (amounts in millions):

                                              Years Ended December 31,
                                              ------------------------
                                                  1996  1995  1994*
                                                  ----  ----  -----
     Current income taxes:
     State expense..............................$  0.1   0.4   0.4
     Federal expense............................   1.0   1.0   0.9
                                                 -----  ----  ----
                                                   1.1   1.4   1.3
     Deferred income taxes:
     State expense..............................     -     -     -
     Federal expense............................     -     -     -
                                                 -----  ----  ----
                                                 $ 1.1   1.4   1.3
                                                 =====  ====  ====

    Income tax expense differed from the amount computed by applying the U.S.
     Federal income tax rate (35% for all periods) to loss before income tax expense as a result of the following (amounts in millions):

                                             Years Ended December 31,
                                             ------------------------
                                              1996     1995   1994*
                                             -------  ------  -----

    Expected tax benefit...............      $(15.9)  (23.6)  (9.3)
    Change in valuation allowance......        13.3    24.8   10.5
    State tax, net of federal benefit..           -     0.3    0.3
    Adjustment of net operating loss
     carryforward......................         0.7       -      -
    Other..............................         3.0    (0.1)  (0.2)
                                             ------   -----   ----
                                             $  1.1     1.4    1.3
                                             ======   =====   ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows (amounts in millions):

                                                                 1996    1995
                                                                ------   -----
           Deferred tax assets:
              Net operating loss carryforwards..                $ 65.6    52.0
              Intangible and other assets.......                   3.9     2.5
              Accrued liabilities...............                   2.8     2.5
              Other.............................                   1.1     2.5
                                                                ------   -----
                                                                  73.4    59.5
              Less:  valuation allowance........                 (65.4)  (52.1)
                                                                ------   -----
                Net deferred tax assets.........                   8.0     7.4
                                                                ------   -----
            Deferred tax liabilities:
              Property and equipment............                   6.7     5.8
              Other.............................                   1.3     1.6
                                                                ------   -----
                Net deferred tax liabilities....                   8.0     7.4
                                                                ------   -----
            Net.................................                $    -       -
                                                                ======   =====

*Restated

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(14) INCOME TAXES, CONTINUED

     At December 31, 1996, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $175.0 million which will begin to expire in 2007.

     The Federal income tax return of OSCAR I is presently under examination by the Internal Revenue Service for 1992. In the opinion of management, any additional tax liability not previously provided for resulting from this examination, should not have a material adverse effect on the consolidated financial position of the Company.

(15) COMMITMENTS AND CONTINGENCIES

     As discussed in note 10, in conjunction with the Acquisition, at December 31, 1996 the Company had issued $12.5 million of Standby Letters of Credit related to certain guarantees of indebtedness of Prop I. Should Prop I default on such indebtedness, the Company may be liable for up to $12.5 million under the Standby Letters of Credit.

     The Company conducts a significant portion of its theatre and corporate operations in leased premises. These leases have noncancelable terms expiring at various dates after December 31, 1996. Many leases have renewal options. Most of the leases provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property. Also, certain leases contain escalating minimum rental provisions which have been accounted for on a straight-line basis over the initial term of the leases.

     Rent expense for theatre and corporate operations is summarized as follows (amounts in millions):

                                         Years Ended December 31,
                                         1996      1995    1994*
                                         ------    ----    -----

    Minimum rental....................     $82.5    69.6   66.3
    Contingent rental.................       3.5     3.5    3.7
    Effect of leases with escalating
    minimum annual rentals............       3.1     2.0    1.5
    Rent tax                                 0.6     0.7    0.7
                                           -----    ----   ----
                                           $89.7    75.8   72.2
                                           =====    ====   ====

    *Restated

     Approximately $11.6 million and $0.5 million of the minimum rentals reflected in the preceding table for the years ended December 31, 1996 and 1995, respectively, were incurred pursuant to the sale and leaseback transactions (see note 2).

     Approximately $9.9 million, $13.8 million and $14.6 million of the minimum rentals reflected in the preceding table for the years ended December 31, 1996, 1995 and 1994, respectively, were incurred pursuant to operating leases between the Company and UAR, Prop I and Prop II. Additionally, $0.1 million, $0.3 million and $0.1 million of the contingent rentals reflected in the preceding table for the years ended December 31, 1996, 1995 and 1994, respectively, were incurred pursuant to such leases.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(15) COMMITMENTS AND CONTINGENCIES, CONTINUED

     Future minimum lease payments under noncancelable operating leases for the five years after December 31, 1996 are summarized as follows (amounts in millions):

               Third Party    Affiliate
                  Leases        Leases
               -----------    ---------
    1997.....      $73.2         $9.8
    1998.....       71.8          9.8
    1999.....       71.1          9.8
    2000.....       67.6          9.8
    2001.....       63.9          9.8

     Included in the future minimum lease payments table above are lease payments relating to theatres which the Company intends to dispose of. To the extent the Company is successful in disposing of these theatres, the future minimum lease payments will be decreased.

     It is expected that in the normal course of business, desirable leases that expire will be renewed or replaced by other leases.

     At December 31, 1996, the Company had entered into theatre construction and equipment commitments aggregating approximately $106.0 million for 23 theatres which the Company intends to open during the next two years. Such amount relates only to projects in which the Company had executed a definitive lease agreement and all significant lease contingencies have been satisfied. Of the committed amount, approximately $20.1 million will be reimbursed to the Company or paid directly from proceeds of the sale and leaseback transactions currently held in escrow (see note 2). The lease agreements have terms of between 15 and 20 years and, upon the opening of the theatres, require future minimum lease payments over the terms of the leases averaging $18.5 million per annum.

     The Company is named as a defendant, together with a number of other companies engaged in the business of motion picture distribution and exhibition, in certain actions which charge violations of antitrust laws with respect to the distribution and exhibition of motion pictures in certain market areas.

     In addition, there are other pending legal proceedings by or against the Company involving alleged breaches of contracts, torts, violations of antitrust laws, and miscellaneous other causes of action. In addition, there are various claims against the Company relating to certain of the leases held by the Company. Although it is not possible to predict the outcome of such legal proceedings, in the opinion of management, such legal proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

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

(16) SUBSEQUENT EVENT

     In March 1997, the Company signed an agreement to sell its Hong Kong investment to its partners for $17.5 million, which will result in an $11.0 million gain for financial reporting purposes upon the consummation of the transaction.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



TO OSCAR I CORPORATION:

We have audited the accompanying consolidated balance sheet of OSCAR I Corporation and subsidiaries (the "Company") as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flow for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OSCAR I Corporation and subsidiaries as of December 31, 1996 and the results of their operations and their cash flow for the year then ended in conformity with generally accepted accounting principles.



                                  ARTHUR ANDERSEN LLP

Denver, Colorado
March 27, 1997

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



THE BOARD OF DIRECTORS AND STOCKHOLDER
OSCAR I CORPORATION:

We have audited the accompanying consolidated balance sheet of OSCAR I Corporation and subsidiaries (the "Company") as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flow for each of the years in the two-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OSCAR I Corporation and subsidiaries as of December 31, 1995 and the results of their operations and their cash flow for each of the years in the two-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in notes 4 and 12 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in 1995.

                                  KPMG PEAT MARWICK LLP

Denver, Colorado
March 27, 1996

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                             (Amounts in Millions)

                                                                  December 31,
                                                                -----------------
                                                                  1996     1995
                                                                --------  -------

Cash and cash equivalents...................................... $  10.1     32.5
Receivables, net:
    Notes......................................................     1.7      1.4
    Other......................................................    30.3     23.7
                                                                -------   ------
                                                                   32.0     25.1
                                                                -------   ------

Prepaid expenses and concession inventory......................    15.4     20.3
Investments and related receivables............................    30.2     14.1
Property and equipment, at cost (note 12):
    Land.......................................................    62.2     65.8
    Theatre buildings, equipment and other.....................   453.2    428.2
                                                                -------   ------
                                                                  515.4    494.0
    Less accumulated depreciation and amortization.............  (130.4)  (107.0)
                                                                -------   ------
                                                                  385.0    387.0
                                                                -------   ------
Intangible assets, net (notes 4 and 12)........................   127.5    165.8
Other assets, net (notes 4 and 9)..............................    12.5     21.0
                                                                -------   ------
                                                                 $612.7    665.8
                                                                =======   ======

Liabilities and Stockholders' Equity
------------------------------------
Accounts payable:
    Film rentals............................................... $  28.0     30.1
    Other......................................................    51.9     58.4
                                                                -------   ------
                                                                   79.9     88.5
                                                                -------   ------
Accrued liabilities:
    Salaries and wages.........................................     9.4      9.0
    Interest...................................................     5.7      7.9
    Other......................................................    13.0     11.4
                                                                -------   ------
                                                                   28.1     28.3
                                                                -------   ------

Other liabilities (note 3).....................................    36.2     33.7
Debt (note 6)..................................................   453.1    453.7
                                                                -------   ------
    Total liabilities..........................................   597.3    604.2

Minority interests in equity of consolidated subsidiaries......     7.0      7.0

Stockholders' Equity (note 8):
    Preferred stock............................................   170.1    149.2
    Common stock:
         Class A...............................................     0.1      0.1
         Class B...............................................       -        -
         Class C...............................................       -        -
    Additional paid-in capital.................................    40.2     61.1
    Accumulated deficit........................................  (201.5)  (155.7)
    Cumulative foreign currency translation adjustment.........    (0.5)    (0.1)
                                                                -------   ------
                                                                    8.4     54.6
                                                                -------   ------

                                                                 $612.7    665.8
                                                                =======   ======
See accompanying notes to consolidated financial statements.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations
                             (Amounts in Millions)


                                                                   Years Ended December 31,
                                                                   -------------------------
                                                                    1996     1995    1994
                                                                   -------  ------  ------
Revenue:
 Admissions.....................................                    $466.5   457.1   447.6
 Concession sales...............................                     185.1   178.2   166.7
 Other..........................................                      27.5    14.5     9.7
                                                                    ------   -----   -----
                                                                     679.1   649.8   624.0
                                                                    ------   -----   -----

Costs and expenses:
 Film rental and advertising expenses...........                     257.2   248.6   239.6
 Direct concession costs........................                      29.3    29.5    27.2
 Other operating expenses.......................                     259.5   246.3   227.7
 Sale and leaseback rentals (note 3)............                      11.0     0.5       -
 General and administrative (note 11)...........                      35.1    35.5    33.4
 Restructuring charge (note 10).................                       1.9       -       -
 Depreciation and amortization (note 12)........                      84.4    90.8    66.7
                                                                    ------   -----   -----
                                                                     678.4   651.2   594.6
                                                                    ------   -----   -----
  Operating income (loss).......................                       0.7    (1.4)   29.4

Other income (expense):
 Interest, net (note 6):
  Interest expense..............................                     (43.5)  (51.9)  (44.0)
  Amortization of deferred loan costs...........                      (2.2)   (1.9)   (1.4)
  Interest income...............................                       0.3     0.5     0.1
                                                                    ------   -----   -----
                                                                     (45.4)  (53.3)  (45.3)
 Gain (loss) on disposition of assets, net......                       2.7    (5.7)   (9.8)
 Share of earnings (losses) of affiliates, net..                      (0.5)    0.7     0.2
 Minority interests in earnings of
  consolidated subsidiaries.....................                      (0.8)   (1.2)   (1.0)
 Other, net.....................................                      (1.4)   (2.1)   (2.0)
                                                                    ------   -----   -----
                                                                     (45.4)  (61.6)  (57.9)
                                                                    ------   -----   -----
  Loss before income tax expense................                     (44.7)  (63.0)  (28.5)
Income tax expense (note 13)....................                      (1.1)   (1.8)   (1.4)
                                                                    ------   -----   -----
  Net loss......................................                     (45.8)  (64.8)  (29.9)
Dividend on preferred stock (note 8)............                     (20.9)  (18.3)  (16.1)
                                                                    ------   -----   -----
  Net loss available to common stockholders.....                    $(66.7)  (83.1)  (46.0)
                                                                    ======   =====   =====




See accompanying notes to consolidated financial statements.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                             (Amounts in Millions)


                                                                                                    Cumulative
                                              Common   Common   Common   Additional               foreign currency       Total
                                   Preferred  stock    stock    stock    paid-in    Accumulated     translation     stockholders'
                                     stock   Class A  Class B  Class C   capital      deficit       adjustment          equity
                                   --------- -------  -------  -------   ---------- -----------   ----------------- -------------

Balance at January 1, 1994......   $   114.8    0.1        -         -      95.5        (61.0)              -             149.4
  Accretion of dividends on
   preferred stock..............        16.1      -        -         -     (16.1)           -               -                 -
  Net loss......................           -      -        -         -         -        (29.9)              -             (29.9)
                                   --------- -------  -------  -------   ---------- -----------   ----------------- -------------
Balance at December 31, 1994....       130.9    0.1        -         -      79.4        (90.9)              -             119.5
  Accretion of dividends on
   preferred stock..............        18.3      -        -         -     (18.3)           -               -                 -
  Foreign currency translation
   adjustment...................           -      -        -         -         -            -            (0.1)             (0.1)
  Net loss......................           -      -        -         -         -        (64.8)              -             (64.8)
                                   --------- -------  -------  -------   ---------- -----------   ----------------- -------------
Balance at December 31, 1995....       149.2    0.1        -         -      61.1       (155.7)           (0.1)             54.6
  Accretion of dividends on
   preferred stock..............        20.9      -        -         -     (20.9)           -               -                 -
  Foreign currency translation
   adjustment...................           -      -        -         -         -            -            (0.4)             (0.4)
  Net loss......................           -      -        -         -         -        (45.8)              -             (45.8)
                                   --------- -------  -------  -------   ---------- -----------   ----------------- -------------
Balance at December 31, 1996....   $   170.1    0.1        -         -      40.2       (201.5)           (0.5)              8.4
                                   ========= =======  =======  ========  ========== ===========   ================= =============


See accompanying notes to consolidated financial statements.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flow
                             (Amounts in Millions)


                                                                                             Years Ended December 31,
                                                                                             -------------------------
                                                                                              1996      1995     1994
                                                                                             --------  -------  -------

Net cash provided by operating activities.................................                   $  30.8     40.7     49.7
                                                                                             -------   ------   ------

Cash flow from investing activities:
         Capital expenditures.............................................                     (68.6)   (91.4)   (55.3)
         (Increase) decrease in construction in progress, net.............                       1.5     (5.1)    (1.4)
         Increase in receivable from sale and leaseback escrow............                     (19.5)       -        -
         Proceeds from disposition of assets..............................                      23.5     16.6      4.3
         Proceeds from sale and leaseback transaction and escrow..........                      22.9     90.9        -
         Cash paid for minority interest holding..........................                         -    (10.3)       -
         Investments in and receivables from theatre joint ventures, net..                     (14.3)    (2.3)       -
         Other, net.......................................................                      (2.2)       -     (2.0)
                                                                                             -------   ------   ------
          Net cash used in investing activities...........................                     (56.7)    (1.6)   (54.4)
                                                                                             -------   ------   ------

Cash flow from financing activities:
         Debt borrowings..................................................                     129.8    187.5    108.4
         Debt repayments..................................................                    (132.7)  (188.9)  (120.7)
         Increase (decrease) in cash overdraft............................                       6.2    (14.1)    13.2
         Other, net.......................................................                       0.2     (3.9)     0.2
                                                                                             -------   ------   ------
          Net cash provided by (used in) financing activities.............                       3.5    (19.4)     1.1
                                                                                             -------   ------   ------

          Net increase (decrease) in cash and cash equivalents............                     (22.4)    19.7     (3.6)
Cash and cash equivalents:
         Beginning of period..............................................                      32.5     12.8     16.4
                                                                                             -------   ------   ------
         End of period....................................................                   $  10.1     32.5     12.8
                                                                                             =======   ======   ======

Reconciliation of net loss to net cash provided by
          operating activities:
         Net loss.........................................................                   $ (45.8)   (64.8)   (29.9)
         Effect of leases with escalating minimum annual
          rentals.........................................................                       3.1      2.0      1.5
         Depreciation and amortization....................................                      84.4     90.8     66.7
         (Gain) loss on disposition of assets, net........................                      (2.7)     5.7      9.8
         Share of (earnings) losses of affiliates, net....................                       0.5     (0.7)    (0.2)
         Minority interests in earnings of
          consolidated subsidiaries.......................................                       0.8      1.2      1.0
         (Increase) decrease in receivables, prepaid expenses
          and other assets, net...........................................                       0.9     (3.7)    (0.6)
         Increase (decrease) in accounts payable, accrued
          liabilities and other liabilities, net..........................                     (10.4)    10.2      1.4
                                                                                             -------   ------   ------

          Net cash provided by operating activities.......................                   $  30.8     40.7     49.7
                                                                                             =======   ======   ======



See accompanying notes to consolidated financial statements.

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994


(1) ORGANIZATION

    OSCAR I Corporation ("OSCAR I"), a Delaware corporation was formed in February 1992 for the purpose of purchasing United Artists Theatre Circuit, Inc. ("UATC") from an affiliate of Tele-Communications, Inc. ("TCI"). OSCAR I is owned by an investment fund managed by affiliates of Merrill Lynch Capital Partners, Inc. ("MLCP") and certain institutional investors (collectively, the "Non-Management Investors"), and certain other members of UATC's management. On May 12, 1992, OSCAR I purchased all of the outstanding common stock of UATC from an affiliate of TCI (the "Acquisition") for approximately $543.8 million comprised of (i) approximately $34.1 million paid by OSCAR I to TCI for all of the outstanding stock of UATC; (ii) a $100.0 million payment by UATC to TCI in return for a five year non-compete agreement; (iii) $92.5 million representing 92,500 shares of OSCAR I preferred stock issued to TCI; and
    (iv) the assumption of approximately $317.2 million of indebtedness and certain other obligations of UATC.

    Simultaneously with the Acquisition, the Non-Management Investors formed OSCAR II Corporation, a Delaware corporation ("OSCAR II") and acquired from an affiliate of TCI all of the outstanding capital stock of United Artists Realty Company ("UAR"), a Delaware corporation and its subsidiaries, United Artists Properties I Corp. ("Prop I") and United Artists Properties II Corp. ("Prop II") for approximately $1.0 million. UAR, Prop I and Prop II were the owners and lessors of certain operating theatre properties leased to and operated by UATC and its subsidiaries. Certain mortgage debt of UAR, Prop I and Prop II (approximately $142.3 million), which was secured by their theatre properties, remained outstanding after the acquisition by OSCAR II.

(2) MERGER

    On February 28, 1995, OSCAR I merged with OSCAR II. A total of 104,933 shares of OSCAR I's common stock was exchanged for all of the outstanding shares of OSCAR II.

    The merger was accounted for in a manner similar to a pooling-of-interests. Separate revenue and net income (loss) amounts for the years ended December 31, 1995 and 1994 for OSCAR I and OSCAR II are presented in the following table (amounts in millions):

                             Years Ended
                             December 31,
                           --------------
                            1995     1994
                           ------   -----
Revenue:
 OSCAR I............       $648.3   622.8
 OSCAR II...........          1.5     1.2
                           ------   -----
 Total..............       $649.8   624.0
                           ======   =====

Net income (loss):
 OSCAR I............       $(70.9)  (29.9)
 OSCAR II...........          6.1       -
                           ------   -----
 Total..............       $(64.8)  (29.9)
                           ======   =====

                             OSCAR I CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(3)  SALE AND LEASEBACK TRANSACTIONS

     On December 13, 1995, OSCAR I entered into a sale and leaseback transaction (the "Sale and Leaseback") whereby the buildings and land underlying 27 of its operating theatres and four theatres currently under development were sold to, and leased back from, the 1995-A United Artists Pass Through Trust (the "Pass Through Trust"), an unaffiliated third party, for approximately $97.6 million. A portion of the sale proceeds were used to pay certain transaction expenses, prepay the Prop II mortgage notes, repay the outstanding UATC revolving bank debt and the remainder was held in short-term cash investments at December 31, 1995. The proceeds related to three of the theatres under development (approximately $14.2 million) were initially deposited into an escrow account and were funded during 1996 after construction of the theatres was completed. The proceeds related to one of the new theatres and a four screen addition to an existing theatre under development (approximately $7.8 million) were deposited into the same escrow account and are to be funded under the terms of the Sale and Leaseback in 1997 when construction is completed.

     The net book value of the land and buildings included in the Sale and Leaseback was approximately $85.5 million, and OSCAR I realized a net gain of approximately $12.1 million as a result of the Sale and Leaseback. For financial statement purposes, this gain has been deferred and will be recognized over the term of the lease as a reduction of rent expense.

     The Sale and Leaseback require UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. An agreement with the Pass Through Trust requires the maintenance of certain financial covenants by UATC.

     On November 8, 1996, OSCAR I entered into a sale and leaseback transaction whereby the buildings and land underlying three of its operating theatres and two theatres currently under development were sold to, and leased back from, an unaffiliated third party for approximately $21.5 million. The sales proceeds relating to the three operating theatres (approximately $9.2 million) were used to pay certain transaction expenses and repay outstanding bank debt of UATC. The sales proceeds related to the two theatres under development (approximately $12.3 million) were deposited into an escrow account and are to be paid under the terms of the sale and leaseback to fund substantially all of the land and construction costs associated with the two theatres. The lease has a term of 20 years and nine months with options to extend for an additional 10 years.

(4)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Principles of Consolidation
          ---------------------------

          The consolidated financial statements include the accounts of OSCAR I and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (b)  Nature of Operations
          --------------------
          OSCAR I, through its subsidiaries, is principally engaged in the operation and ownership of motion picture theatres.

     (c)  Cash and Cash Equivalents
          -------------------------
          OSCAR I considers investments with initial maturities of three months or less to be cash equivalents.

                             OSCAR I CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(4)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (d)  Investments
          -----------

          Investments in which OSCAR I's ownership is 20% to 50% are accounted for using the equity method. Under this method, the investment, originally recorded at cost, is adjusted to recognize dividends received and OSCAR I's share of net earnings or losses of the investee as they occur. Investments in which OSCAR I's ownership is less than 20% are accounted for using the cost method. Under this method, the investments are recorded at cost and any dividends received are recorded as income.

          During the years ended December 31, 1996, 1995 and 1994, approximately $0.6 million, $1.4 million and $3.0 million, respectively, of dividends were received from the 50% owned Hong Kong investment.

     (e)  Property and Equipment
          ----------------------

          Property and equipment are stated at cost, including acquisition costs allocated to tangible assets acquired. Construction costs, including applicable direct overhead, are capitalized. Repairs and maintenance are charged to operations.

          Depreciation is calculated using the straight-line method over the estimated useful lives of the assets which range from 3 to 40 years. Leasehold improvements are amortized over the terms of the leases, including certain renewal periods or, in the case of certain improvements, the estimated useful lives of the assets, if shorter. Costs associated with new theatre construction are depreciated once such theatres are placed in service.

     (f)  Intangible Assets
          -----------------

          Intangible assets consist of theatre lease acquisition costs and non-compete agreements. Amortization of theatre lease acquisition costs and non-compete agreements is calculated on a straight-line basis over the terms of the underlying leases including certain renewal periods (weighted average life of approximately 17 years) and non-compete agreements (primarily 5 years). Intangible assets and related accumulated amortization are summarized as follows (amounts in millions):

                                              December 31,
                                            ----------------
                                              1996     1995
                                            --------  ------

         Theatre lease acquisition costs..  $ 169.7    182.9
         Non-compete agreements...........    103.0    103.9
                                            -------   ------
                                              272.7    286.8
         Accumulated amortization.........   (145.2)  (121.0)
                                            -------   ------
                                             $127.5    165.8
                                            =======   ======

     (g)  Other Assets
          ------------

          Other assets primarily consist of deferred acquisition and loan costs. Amortization of the deferred acquisition costs is calculated on a straight line basis over five years. Amortization of the deferred loan costs is calculated on a straight-line basis over the terms of the underlying loan agreements (average life of approximately seven years) and is included as a component of interest expense. Other assets and related accumulated amortization are summarized as follows (amounts in millions):

                             OSCAR I CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(4)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

                                         December 31,
                                       ---------------
                                        1996     1995
                                       -------  ------

         Deferred acquisition costs..  $ 18.4    18.4
         Deferred loan costs.........    16.2    16.2
         Other.......................     8.6     7.7
                                       ------   -----
                                         43.2    42.3
         Accumulated amortization....   (30.7)  (21.3)
                                       ------   -----
                                        $12.5    21.0
                                       ======   =====

    (h)  Operating Costs and Expenses
         ----------------------------

         Film rental and advertising expenses include film rental and co-op and directory advertising costs. Film advertising costs are expensed as incurred. Direct concession costs include direct concession product costs and concession promotional expenses. Concession promotional expenses are expensed as incurred. Other operating expenses include joint facility costs such as employee costs, theatre rental and utilities which are common to both ticket sales and concession operations. As such, other operating expenses are reported as a combined amount as the allocation of such costs to exhibition and concession activities would be arbitrary and not meaningful. Rental expense for operating leases which provide for escalating minimum annual rentals during the term of the lease are accounted for on a straight-line basis over the terms of the underlying leases.

    (i)  Estimates
         ---------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (j)  Accounting Changes
         ------------------

         As discussed in note 12, in the fourth quarter of 1995, OSCAR I adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" prior to its required adoption date.

    (k)  Reclassification
         ----------------
         Certain prior year amounts have been reclassified for comparability with the 1996 presentation.

(5)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash payments for interest for the years ended December 31, 1996, 1995 and 1994, were $44.6 million, $47.3 million and $40.7 million, respectively.

     Cash payments by certain less than 80% owned entities for income taxes for the years ended December 31, 1996, 1995 and 1994, were $1.4 million, $0.7 million and $0.9 million, respectively.

     OSCAR I accrued $20.9 million, $18.3 million and $16.1 million of dividends during the years ended December 31, 1996, 1995 and 1994, respectively, on its preferred stock (see note 8).

                             OSCAR I CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(5)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION, CONTINUED

     During 1996 and 1995, OSCAR I incurred $1.4 million and $2.4 million of capital lease obligations relating to new equipment.

(6)  DEBT

     Debt is summarized as follows (amounts in millions):

                                          December 31,
                                          -------------
                                           1996   1995
                                          ------  -----
         UATC Bank Credit Facility (a)..  $255.6  250.0
         UATC Senior Secured Notes (b)..   125.0  125.0
         UATC Other (c).................     8.4    8.2
         UAR Promissory Notes (d).......    10.0   13.8
         Prop I Mortgage Notes (e)......    54.1   56.7
                                          ------  -----
                                          $453.1  453.7
                                          ======  =====

     (a) On May 1, 1995, UATC restated its existing bank credit facility to principally provide for additional term and revolving loan commitments and to extend the final maturity of the facility. The restated bank credit facility (the "Bank Credit Facility") currently provides for term loans aggregating $250.0 million (the "Term Loans), a reducing revolving loan with commitments aggregating $87.5 million (the "Revolving Facility") and standby letters of credit aggregating $12.5 million (the "Standby Letters of Credit"). Principal on the Term Loans is payable in escalating semi-annual installments commencing December 31, 1996, with a final installment due March 31, 2002. The aggregate commitments available for borrowing under the Revolving Facility decline $8.75 million at December 31, 1997 and 1998, $13.125 million at December 31, 1999 and 2000 and $21.875 million at December 31, 2001 and March 31, 2002. Borrowings under the Bank Credit Facility provide for interest to be accrued at varying rates depending on the ratio of indebtedness to annualized operating cash flow, as defined. Interest is payable at varying dates depending on the type of rate selected by UATC, but no less frequently than once each quarter. The Bank Credit Facility contains certain provisions that require the maintenance of certain financial ratios and place limitations on additional indebtedness, disposition of assets, capital expenditures and payment of dividends. The Bank Credit Facility is secured by the stock of UATC and substantially all of UATC's subsidiaries and is guaranteed by OSCAR I and substantially all of UATC's subsidiaries. In conjunction with the merger of OSCAR II into OSCAR I, the stock of UAR was pledged as additional security. During 1996, UATC repaid $7.6 million on the Term Loans in conjunction with certain asset dispositions. This repayment will be applied pro rata against the remaining semi-annual Term Loan principal installments.

     (b) The senior secured notes (the "Senior Secured Notes") are due May 1, 2002 and require repayments prior to maturity of $31.25 million on May 1, 2000 and on May 1, 2001. The Senior Secured Notes accrue interest at 11 1/2% per annum, which is payable semi-annually. The Senior Secured Notes place limitations on, among other things, additional indebtedness, disposition of assets and payment of dividends. The Senior Secured Notes are secured on a pari-passu basis with the Bank
                                               ----------
         Credit Facility by the stock of UATC and substantially all of UATC's subsidiaries, and are guaranteed on a pari-passu basis with the Bank
                                               ----------
         Credit Facility by OSCAR I and substantially all of UATC's subsidiaries. In conjunction with the merger of OSCAR II into OSCAR I, the stock of UAR was pledged as additional security on a pari-passu
                                                                  ----------
         basis with the Bank Credit Facility.

                             OSCAR I CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(6)  DEBT, CONTINUED

     (c) UATC's other debt at December 31, 1996 consists of various term loans, mortgage notes, capital leases and other borrowings. This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through March 1, 2006.

     (d) In conjunction with the acquisitions of certain theatres prior to the Acquisition, UAR issued non-interest bearing promissory notes to the sellers. Principal on the promissory notes is due quarterly through October 1999. For financial statement purposes, the promissory notes were discounted at UAR's effective borrowing rate on the date the promissory notes were executed. The undiscounted amount payable under the promissory notes at December 31, 1996 was approximately $11.1 million.

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

     At December 31, 1996, UATC was party to interest rate cap agreements on $125.0 million of floating rate debt which provide for a LIBOR interest rate cap ranging between 6 1/2% and 7 1/2% and expire at various dates through 1998. UATC is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements. As OSCAR I has historically received payments relating to such interest rate cap agreements, it does not anticipate such non-performance in the future. OSCAR I amortizes the cost of its interest rate cap agreements to interest expense over the life of the underlying agreement. Amounts received from the counterparties to the interest rate cap agreements are recorded as a reduction of interest expense.

     At December 31, 1996, OSCAR I had approximately $69.5 million of unused revolving loan commitments pursuant to the Bank Credit Facility, $3.3 million of which has been used for the issuance of letters of credit. Commitment fees of 1/2% per annum are paid on the average unused revolver commitments.

     Annual maturities of debt for each of the next five years and thereafter are as follows (amounts in millions):

      1997..........$ 29.9
      1998..........  89.2
      1999..........  54.5
      2000..........  85.3
      2001..........  85.3
      Thereafter.... 108.9
                    ------
                    $453.1
                    ======

(7)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cash and Cash Equivalents
     -------------------------
     The carrying amount of cash and cash equivalents approximates fair value because of its short maturity.

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(7)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

     Financial Instruments
     ---------------------
     The carrying amount and estimated fair value of OSCAR I's financial instruments at December 31, 1996 are summarized as follows (amounts in millions):

                                                     Carrying  Estimated
                                                      Amount   Fair Value
                                                     --------  ----------
         UATC Bank Credit Facility and Other Debt..    $264.0       264.0
                                                       ======       =====
         UATC Senior Secured Notes.................    $125.0       131.3
                                                       ======       =====
         UAR Promissory Notes......................    $ 10.0        10.0
                                                       ======       =====
         Prop I Mortgage Notes.....................    $ 54.1        56.4
                                                       ======       =====
         Interest Rate Cap Agreements..............    $  0.1         0.1
                                                       ======       =====

     UATC BANK CREDIT FACILITY AND OTHER DEBT: The carrying amount of UATC's borrowings under the UATC Bank Credit Facility and other debt approximates fair value because the interest rates on the majority of this debt floats with market interest rates.

     UATC SENIOR SECURED NOTES: The fair value of the UATC Senior Secured Notes is estimated based upon quoted market prices at December 31, 1996.

     UAR PROMISSORY NOTES: The fair value of the UAR Promissory Notes is estimated based upon dealer quotes for similar agreements at December 31, 1996.

     PROP I MORTGAGE NOTES: The fair value of the Prop I Mortgage Notes is estimated based upon dealer quotes for similar agreements at December 31, 1996.

     INTEREST RATE CAP AGREEMENTS: The fair value of the interest rate cap agreements is estimated based upon dealer quotes for similar agreements at December 31, 1996.

(8)  STOCKHOLDERS' EQUITY

     Preferred Stock
     ---------------

     The OSCAR I preferred stock is redeemable any time at the option of OSCAR I at its stated liquidation value plus accrued and unpaid dividends. Dividends accrue at a rate of 8% through December 31, 1995, 9% through December 31, 1996 and 14% thereafter, and are payable in cash or in kind through December 31, 1996. Dividends subsequent to December 31, 1996 are required to be paid in cash unless any senior debt facility of OSCAR I or UATC restricts payment. Currently, such restrictions exist. The preferred stock contains certain restrictions on, among other things, the incurrence of additional indebtedness by OSCAR I or its subsidiaries. Due to the perpetual nature of the preferred stock and the escalating terms of the required dividend rates, for financial statement purposes dividends have been accrued at a 14% per annum rate for all periods since issuance. At December 31, 1996, the actual redemption value in accordance with the terms of the preferred stock was approximately $133.5 million, or approximately $36.6 million less than the carrying amount at December 31, 1996.

     OSCAR I is authorized to issue 5,000,000 shares of preferred stock.

                             OSCAR I CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(8)  STOCKHOLDERS' EQUITY, CONTINUED

     Common Stock
     ------------

     Concurrent with the Acquisition, OSCAR I issued 10,896,450 shares of Class A common stock, $0.01 par value per share for an aggregate cash consideration of approximately $109.0 million, and 253,550 shares of Class B common stock, $0.01 par value per share for an aggregate cash consideration of approximately $2.5 million and granted 45,600 shares of Class C common stock, $0.01 par value to certain members of management. During July 1992, OSCAR I issued 550,000 shares of Class A common stock for an aggregate cash consideration of approximately $5.6 million. The Class A and Class B shares are identical except that the Class B shares do not have any voting rights. The Class C shares vest over a four-year period and are identical to the Class B common stock except for a $9.50 per share liquidation preference in favor of the holders of the Class A and Class B common stock. As of December 31, 1996, 27,506 shares of the Class C common stock had vested. During 1996, 2,200 shares of Class C common stock were granted to an employee at a price equal to the estimated market value of the Class C common shares at the date of the grant. Subsequent to December 31, 1996, 9,940 shares of the vested Class C common stock were forfeited.

     OSCAR I is authorized to issue 23,200,000 shares of Class A common stock, 1,818,000 shares of Class B common stock and 57,000 shares of Class C common stock.

     Stock Options
     -------------

     In connection with the Acquisition, OSCAR I established three separate stock option plans: the Incentive Stock Option Plan (the "Incentive Plan"), the Performance Stock Option Plan (the "Performance Plan"), and the Premium Stock Option Plan (the "Premium Plan" and collectively, the "Option Plans"). The options covered under the Incentive Plan vest in equal amounts each year through the fifth anniversary of the date of grant, while options covered under the Performance and Premium Plans vest based on certain calculations of UATC's value or the investment returns received by the Class A common stock shareholders. Each option granted under either the Incentive or Performance Plans may be exercised for one Class B share at an exercise price equal to the estimated market value of the Class B share at the date of grant provided that such options have been vested under the terms of the respective plan. Each option granted under the Premium Plan may be exercised for one Class B share at an exercise price, which increases from $30 to $233, provided that such options have vested under the terms of the Premium Plan. All options granted expire 10 years after the date of grant.

     OSCAR I applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans. No compensation cost has been recognized by OSCAR I for any of the stock option plans. OSCAR I's compensation expense would not have been materially different had OSCAR I recorded compensation expense for its stock option plans in accordance with SFAS No. 123, "Accounting for Stock Based Compensation," and accordingly, the pro forma net loss disclosure as if SFAS No. 123 had been applied are not presented.

                             OSCAR I CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(8)  STOCKHOLDERS' EQUITY, CONTINUED

     A summary of OSCAR I's Incentive Plan as of December 31, 1996, 1995 and 1994, and changes during those years is presented below:

                                                                     1996                      1995                 1994
                                                          --------------------------   --------------------  --------------------
                                                                       Weighted Avg.            Weighted  Avg.        Weighted Avg.
                                                                         Exercise                  Exercise             Exercise
                                                           Shares         Price        Shares       Price     Shares      Price
                                                         ----------      --------      ---------   --------  -------- ------------
         Outstanding at January 1                          594,720       $  10.05        593,970     $10.04  594,620   $10.00

           Granted                                           6,600       $  10.79          3,000     $10.79   31,600   $10.79

           Exercised                                             -              -              -          -        -        -

           Forfeited                                       (57,000)      $  10.00         (2,250)    $10.00  (32,250)  $10.00

                                                           -------                       -------             -------
         Outstanding at December 31                        544,320       $  10.06        594,720     $10.05  593,970   $10.04

                                                           =======                       =======             =======

The following table summarizes information about the Incentive Plan at December 31, 1996:

                                                         Options Outstanding              Options Exercisable
                                                ---------------------------------------   -------------------
                                                                       Weighted Avg.
                                                      Number             Remaining               Number
         Exercise Price                            Outstanding        Contractual Life         Exercisable
---------------------------------------------  -------------------   -------------------  -------------------
             $10.00                                  503,120                 5.5                 402,496
             $10.79                                   41,200                 7.9                  13,240
                                                     -------                                     -------
                                                     544,320                 5.7                 415,736
                                                     =======                                     =======

A summary of OSCAR I's Performance Plan as of December 31, 1996, 1995 and 1994, and changes during those years is presented below:

                                             1996                         1995                        1994
                                ------------------------------ ---------------------------- ----------------------
                                                 Weighted Avg.                Weighted Avg.          Weighted Avg.
                                                   Exercise                     Exercise               Exercise
                                    Shares          Price          Shares        Price       Shares      Price
                                --------------  -------------  --------------  --------     --------  ------------
  Outstanding at January 1            573,450          $10.04        572,825     $10.04     573,700      $10.00
   Granted                              5,900          $10.79          2,500     $10.79      27,875      $10.79
   Exercised                                -               -              -          -           -           -
   Forfeited                          (50,375)         $10.00         (1,875)    $10.00     (28,750)     $10.00
                                      -------                        -------                -------
  Outstanding at December 31          528,975          $10.05        573,450     $10.04     572,825      $10.04
                                      =======                        =======                =======

Options Exercisable at
 December 31                                0                              0                      0
                                      =======                        =======                =======

As of December 31, 1996, the 528,975 Performance Plan options had an exercise prices between $10.00 and $10.79 and a weighted average remaining contractual life of 5.7 years.

                             OSCAR I CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(8)  STOCKHOLDERS' EQUITY, CONTINUED

    A summary of OSCAR I's Premium Plan as of December 31, 1996, 1995 and 1994, and changes during those years is presented below:

                                     1996                         1995                    1994
                                --------------                  -------------            --------
                                                 Weighted Avg.               Weighted Avg.      Weighted Avg.
                                                   Exercise                    Exercise           Exercise
                                    Shares          Price          Shares       Price     Shares   Price
                                --------------  -------------  --------------  --------  --------  ------
  Outstanding at January 1            287,791          $48.25        287,479     $35.25  287,917   $30.00
   Granted                              2,800          $48.25          1,250     $35.25   13,937   $30.00
   Exercised                                -               -              -          -        -        -
   Forfeited                          (25,188)         $48.25           (938)    $35.25  (14,375)  $30.00
                                      -------                        -------             -------
  Outstanding at December 31          265,403          $48.25        287,791     $35.25  287,479   $30.00
                                      =======                        =======             =======

Options Exercisable at
 December 31                                0                              0                   0
                                      =======                         ======             =======

    As of December 31, 1996, the 265,403 Premium Plan options had an exercise price of $48.25 and a weighted average remaining contractual life of 5.7 years.

(9) RELATED PARTY TRANSACTIONS

    Included in other assets are fees of Merrill Lynch & Co., as placement agents for the Sale and Leaseback of $0.8 million and of Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as placement agents for the Senior Secured Notes, of $3.0 million. Also included in assets acquired in the Acquisition is $6.7 million of fees paid to MLCP relating to structuring the Acquisition.

(10)  RESTRUCTURING CHARGE

    At the end of 1996, OSCAR I initiated a corporate restructuring plan intended to provide a higher level of focus on OSCAR I's domestic theatrical business at a lower annual cost. This corporate restructuring was completed in January 1997. In conjunction with this corporate restructuring plan, OSCAR I recorded a $1.9 million restructuring charge in 1996 for severance and other related expenses.

(11)  EMPLOYEE BENEFIT PLANS

    The UATC 401(k) Savings Plan (the "Savings Plan") provides that employees may contribute up to 10% of their compensation, subject to IRS limitations. Employee contributions are invested in various investment funds based upon elections made by the employee. Prior to January 1, 1997, OSCAR I matched 100% of each employee's contributions up to 10% of an employee's compensation. As part of the corporate restructuring plan (see note 10), effective January 1, 1997, the Savings Plan was amended to provide for an OSCAR I match of 100% of each employee's contribution up to 3% of their compensation. Employees vest in OSCAR I's matching contributions 20% per year for every year of service.

                             OSCAR I CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(11) EMPLOYEE BENEFIT PLANS, CONTINUED

     Effective January 1, 1993, OSCAR I established the UATC Supplemental 401(k) Savings Plan (the "Supplemental Plan") for certain employees who are highly compensated as defined by the IRS and whose elective contributions to the Savings Plan exceed the IRS limitations. Through December 31, 1996, such employees were allowed to contribute to the Supplemental Plan provided that the aggregate contributions to the Savings Plan and Supplemental Plan did not exceed 10% of their compensation. As part of the corporate restructuring plan (see note 10), effective January 1, 1997, OSCAR I suspended the Supplemental Plan. OSCAR I matched 100% of the employee's contributions through the date of suspension of the Supplemental Plan. Employees vest ratably in OSCAR I's matching contributions over 5 years from the date of participation in the Supplemental Plan.

     Contributions to the various employee benefit plans for the years ended December 31, 1996, 1995 and 1994, were $2.3 million, $2.1 million and $2.1 million, respectively.

(12) PROVISION FOR IMPAIRMENT

     OSCAR I adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," during 1995 prior to the required adoption date. Upon adoption of SFAS No. 121 in 1995, a non-cash charge of $21.0 million was recorded by OSCAR I. This initial charge resulted from OSCAR I grouping assets at a lower level than under its previous accounting policy for evaluating and measuring impairment. During 1996, OSCAR I recorded a non-cash charge for the impairment of its long-lived assets of $9.5 million. These non-cash charges relate to the difference between the historical book value of the individual theatres (in some cases groups of theatres) and the undiscounted cash flow expected to be received from the operation or future sale of the individual theatres (or groups of theatres).

(13) INCOME TAXES

     Consolidated subsidiaries in which OSCAR I owns less than 80% file separate Federal income tax returns. The current and deferred federal and state income taxes of such subsidiaries are calculated on a separate return basis and are included in the accompanying consolidated financial statements of OSCAR I.

     The current state income tax expense of OSCAR I and Federal income tax expense of OSCAR I's less than 80%-owned consolidated subsidiaries and deferred state and Federal income tax expense are as follows (amounts in millions):

                                          Years Ended December 31,
                                          ------------------------
                                             1996   1995  1994
                                             ----   ----  ----
Current income taxes:
 State expense..........                     $ 0.1   0.7   0.5
 Federal expense........                       1.0   1.1   0.9
                                             -----  ----  ----
                                               1.1   1.8   1.4
                                             -----  ----  ----
Deferred income taxes:
 State expense..........                         -     -     -
 Federal expense........                         -     -     -
                                             -----  ----  ----
                                              $1.1   1.8   1.4
                                             =====  ====  ====

                             OSCAR I CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(13) INCOME TAXES, CONTINUED

     Income tax expense differed from the amount computed by applying the U.S. Federal income tax rate (35% for all periods) to loss before income tax expense as a result of the following (amounts in millions):

                                                           Years Ended December 31,
                                                           ------------------------
                                                             1996     1995    1994
                                                            -------  ------  ------
     Expected tax benefit...............                    $(15.7)  (22.0)  (10.0)
     Change in valuation allowance......                      16.1    22.3    11.3
     State tax, net of federal benefit..                         -     0.5     0.3
     Adjustment of net operating loss
      carryforward......................                       2.9       -       -
     Other                                                    (2.2)    1.0    (0.2)
                                                            ------   -----   -----
                                                            $  1.1     1.8     1.4
                                                           ======   =====   =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows (amounts in millions):

                                             1996     1995
                                           -------  ------
    Deferred tax assets:
     Net operating loss carryforwards.....  $ 68.0    52.0
     Intangible and other assets..........     3.9     2.5
     Accrued liabilities..................     2.8     2.5
     Deferred gain on Sale and Leaseback..     4.6     4.6
     Other                                     1.1     2.5
                                            ------   -----
                                              80.4    64.1
     Less:  valuation allowance...........   (69.4)  (53.3)
                                            ------   -----
      Net deferred tax assets.............    11.0    10.8
                                            ------   -----
    Deferred tax liabilities:
     Property and equipment...............     8.1     7.6
     Deferred intercompany gains..........     1.6     1.6
     Other                                     1.3     1.6
                                            ------   -----
     Net deferred tax liabilities........     11.0    10.8
                                            ------   -----
    Net...................................  $    -       -
                                            ======   =====

     At December 31, 1996, OSCAR I had a net operating loss carryforward for Federal income tax purposes of approximately $182.0 million which will begin to expire in 2007.

     The Federal income tax return of OSCAR I is presently under examination by the Internal Revenue Service for 1992. In the opinion of management any additional tax liability not previously provided for resulting from this examination, should not have a material adverse effect on the consolidated financial position of OSCAR I.

(14) COMMITMENTS AND CONTINGENCIES

     OSCAR I conducts a significant portion of its theatre and corporate operations in leased premises. These leases have noncancelable terms expiring at various dates after December 31, 1996. Many leases have renewal options. Most of the leases provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property. Also, certain leases contain escalating minimum rental provisions which have been accounted for on a straight-line basis over the initial term of the leases.

                             OSCAR I CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(14) COMMITMENTS AND CONTINGENCIES, CONTINUED

     Rent expense for theatre and corporate operations is summarized as follows (amounts in millions):

                                                        Years Ended December 31,
                                                           1996   1995  1994
                                                           ----   ----  ----

    Minimum rental....................                     $72.0  55.8  51.7
    Contingent rental.................                       3.4   3.2   3.6
    Effect of leases with escalating
      minimum annual rentals............                     3.1   2.0   1.5
    Rent tax............................                     0.6   0.7   0.7
                                                           -----  ----  ----
                                                           $79.1  61.7  57.5
                                                           =====  ====  ====

     Approximately $11.0 million and $0.5 million of the minimum rentals reflected in the preceding table for the years ended December 31, 1996 and 1995, respectively, were incurred pursuant to the sale and leaseback transactions (see note 3).

     Future minimum lease payments under noncancelable operating leases for the five years after December 31, 1996 are summarized as follows (amounts in millions):

     1997..............  $73.2
     1998..............   71.8
     1999..............   71.1
     2000..............   67.6
     2001..............   63.9

     Included in the future minimum lease payments table above are lease payments relating to theatres which OSCAR I intends to dispose of. To the extent OSCAR I is successful in disposing of these theatres, the future minimum lease payments will be decreased.

     It is expected that in the normal course of business, desirable leases that expire will be renewed or replaced by other leases.

     At December 31, 1996, OSCAR I had entered into theatre construction and equipment commitments aggregating approximately $106.0 million for 23 theatres which OSCAR I intends to open during the next two years. Such amount relates only to projects in which OSCAR I had executed a definitive lease agreement and all significant lease contingencies have been satisfied. Of the committed amount, approximately $20.1 million will be reimbursed to OSCAR I or paid directly from proceeds of the sale and leaseback transactions currently held in escrow (see note 3). The lease agreements have terms of between 15 and 20 years and, upon the opening of the theatres, require future minimum lease payments over the terms of the leases averaging $18.5 million per annum.

     OSCAR I and/or its subsidiaries are named as defendants, together with a number of other companies engaged in the business of motion picture distribution and exhibition, in certain actions which charge violations of antitrust laws with respect to the distribution and exhibition of motion pictures in certain market areas.

     In addition, there are other pending legal proceedings by or against OSCAR I and/or its subsidiaries involving alleged breaches of contracts, torts, violations of antitrust laws, and miscellaneous other causes of action. In addition, there are various claims against OSCAR I and/or its subsidiaries relating to certain of the leases held by OSCAR I and/or its subsidiaries. Although it is not possible to predict the outcome of such legal proceedings, in the opinion of management, such legal proceedings will not have a material adverse effect on the OSCAR I's financial position, liquidity or results of operations.

                             OSCAR I CORPORATION
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(14) COMMITMENTS AND CONTINGENCIES, CONTINUED

     The federal Americans With Disabilities Act of 1990 (the "ADA"), and certain state statutes among other things, require that places of public accommodation, including theatres (both existing and newly constructed) be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres in order to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and for reimbursement of plaintiff's attorneys' fees and expenses under certain circumstances. OSCAR I has established a program to review and evaluate OSCAR I's theatres and to make any changes which may be required by the ADA. Although OSCAR I's review and evaluation is on-going, management believes that the cost of complying with the ADA will not materially adversely affect the OSCAR I's financial position, liquidity or results of operations.

(15) SUBSEQUENT EVENT

     In March 1997, OSCAR I signed an agreement to sell its Hong Kong investment to its partners for $17.5 million, which will result in an $ $11.0 million gain for financial reporting purposes upon the consummation of the transaction.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

Information regarding members of the Company's and OSCAR I's Board of Directors as of March 21, 1997 is set forth below. Directors will serve until the next annual meeting and until his successor is duly elected and qualified.

Name                         Age     Business Experience During Past Five Years       Other Public Directorships
----                         ---     ------------------------------------------       -----------------------------
Kurt C. Hall................  37     Acting Chief Operating Officer since             Mr. Hall is a director of
                                     February 24, 1997 and Executive                  Showscan Entertainment, Inc.
                                     Vice President, Chief Financial Officer and
                                     Director since May 12, 1992.  Mr. Hall served
                                     as Vice President and Treasurer of UATC from
                                     September 1990 to December 1991.

James J. Burke, Jr..........  45     Director since May 12, 1992. Director of         Mr. Burke is a director
                                     Merrill Lynch Capital Partners, Inc.             of Ann Taylor Stores
                                     ("MLCP"), since 1985 and Managing Partner and    Corporation, Borg-Warner
                                     Director of Stonington Partners, Inc. ("SP"),    Security Corporation,
                                     since July 1993 and Managing Partner and         Education Management
                                     Director of Stonington Partners, Inc. II         Corporation, Pathmark
                                     ("SPII") since 1994. Prior to July 1994, Mr.     Stores, Inc. and
                                     Burke was President and Chief Executive Officer  Supermarkets General
                                     of MLCP from 1987 to 1994, a Managing Director   Holdings Corp.
                                     of the Investment Banking Division of Merrill
                                     Lynch & Co. ("ML&Co.") from 1985 to 1994 and
                                     a First Vice President of Merrill
                                     Lynch Pierce Fenner and Smith, Inc. from
                                     1988 to 1994.

Albert J. Fitzgibbons, III.  51      Director since May 12, 1992.  Director of        Mr. Fitzgibbons is a
                                     MLCP since 1988 and a Partner and a              director of Borg-Warner
                                     Director of SP since July 1993 and a             Automotive, Inc.,
                                     Partner and a Director of SPII since 1994.       Borg-Warner Security
                                     Prior to July 1994, Mr. Fitzgibbons was a        Corporation and
                                     Partner of MLCP from 1993 to 1994                Dictaphone Corporation.
                                     and an Executive Vice President of MLCP
                                     from 1988 to 1993.  Mr. Fitzgibbons was also
                                     a Managing Director of the Investment Banking
                                     Division of ML&Co. from 1978 to July 1994.

Robert F. End.............   41      Director since February 17, 1993.                Mr. End is a director of Gas Graphic
                                     Director of MLCP since 1993 and a                Systems, Inc. and Packard BioScience
                                     Partner and a Director of SP since               Company.
                                     July 1993 and a Partner and a  Director
                                     of SPII since 1994.  Prior to July 1994,
                                     Mr. End was a Partner of MLCP from 1993 to
                                     1994 and a Vice President of MLCP from 1989
                                     to 1993.  Mr. End was also a Managing
                                     Director of the Investment Banking Division of
                                     ML&Co. from 1993 to July 1994.

Scott M. Shaw.............   34      Director since February 17, 1993.                Mr. Shaw is a director of Dictaphone
                                     Principal of SP since July 1993.                  Corporation.
                                     Prior to July 1994, Mr. Shaw was a
                                     Vice President of MLCP from January 1994, an
                                     Associate of MLCP from 1991 to 1994 and an
                                     Analyst of MLCP from 1986 to 1989.  Mr. Shaw
                                     was also a Vice President of the Investment
                                     Banking Division of ML&Co. from January to July
                                     1994 and an Associate of the Investment
                                     Banking Division of ML&Co. from 1991 to 1994
                                     and an Analyst of the Investment Banking Division
                                     of ML&Co. from 1986 to 1989.





John W. Boyle..........  67     Director since March 5, 1997.  Mr.              Mr. Boyle is a director of Eckerd
                                Boyle was Chief Financial Officer               Corporation and Supermarkets General
                                of Eckerd Corporation from 1983 to              Holdings.
                                1995 and Vice Chairman from 1992 to
                                1995.

Information regarding executive officers of the Company who are not directors of the Company as of March 21, 1997 is set forth below. Executive officers will hold office for such term as may be prescribed by the Board of Directors and until such person's successor is chosen and qualified or until such person's death, resignation, or removal.

Name                Age                      Business Experience During Past Five Years
----                ---                      ------------------------------------------
Hal Cleveland.....  43                       Executive Vice President. Mr. Cleveland has been Executive Vice President of the
                                             Company since 1990. Mr. Cleveland's duties include supervision of the Company's domestic theatre development. Mr. Cleveland has served the Company for 21 years in various capacities.

Joseph R. Crotty..  52                       Executive Vice President. Mr. Crotty became Executive Vice President of the Company in
                                             1993. Mr. Crotty's duties include supervision of the Company's international theatre development and operations. Mr. Crotty was previously the Senior Vice President in charge of Western U.S. operations. Mr. Crotty has served the Company for 26 years in various capacities.

Dennis R. Daniels.  49                       Executive Vice President. Mr. Daniels became Executive Vice President of the Company in
                                             1993. Mr. Daniel's duties include supervision of The Company's domestic theatre operations. Mr. Daniels was previously the Senior Vice President in charge of Central
                                             U.S. operations. Mr. Daniels has served the Company for 18 years in various operating capacities.

Thomas C. Elliot..  49                       Executive Vice President. Mr. Elliot became Executive Vice President of the Company in
                                             1992. Mr. Elliot's duties include supervision of the Company's international theatre development and operations. Prior to his appointment to Executive Vice President, Mr.
                                             Elliot was President and Chief Operating Officer of UAR, an affiliated company since
                                             1988.

Gene Hardy........  46                       Executive Vice President and General Counsel. Mr. Hardy was promoted to Executive Vice
                                             President of the Company in charge of legal affairs and general counsel in September
                                             1994. Mr. Hardy was previously the Senior Vice President and general counsel of the
                                             Company. Prior to May 12, 1992, Mr. Hardy worked in the legal departments of UAE and
                                             Daniels & Associates, a Denver-based cable television concern.

Michael Pade......  47                       Executive Vice President. Mr. Pade became Executive Vice President of the Company in
                                             February 1997 in charge of film operations. Mr. Pade joined the Company in October 1994 as a Senior Vice President of film operations. Prior to joining the Company, Mr. Pade worked for Mann Theatres as the Senior Vice President in charge of domestic film booking.

Jim Ruybal........  51                       Executive Vice President. Mr. Ruybal became Executive Vice President of the Company in
                                             1992. Mr. Ruybal is responsible for new business development and sales. Mr. Ruybal formerly served as Vice President of Corporate Operations for UAE.

Bruce M. Taffet...  49                       Executive Vice President. Mr. Taffet was promoted to Executive Vice President in
                                             January 1995 and is responsible for purchasing, marketing and national concession operations of the Company. Prior to February 1995, Mr. Taffet was the Senior Vice
                                             President in charge of national concession operations of the Company. Mr. Taffet began in the industry in 1971 when he owned and operated an independent theatre chain in
                                             Louisiana and Mississippi.

There are no family relationships between any of the directors and executive officers named above. During the past five years, none of the directors and executive officers named above were involved in any legal proceedings that would be material to an evaluation of his ability or integrity.

Item 11. Executive Compensation
-------------------------------

(a) Compensation
    ------------

The following table sets forth all compensation paid to the chief executive officer and the four other current highest paid executive officers of the Company for the years ended December 31, 1996, 1995 and 1994

Summary Compensation Table
---------------------------
                                                                                               Long-term             All Other
Name and                               Annual Compensation              Other Annual           Compensation        Compensation
Principal Position             Year    Salary ($)  Bonus($)/(3)/    Compensation($)/(4)/  Stock Options Granted       ($)/(5)/
---------------------------  --------  ---------  ---------------  --------------------  ----------------------  ---------------
Stewart D. Blair/(1)/            1996    681,882                -                10,258                      -            72,085

Chief Executive Officer          1995    642,467           47,520                     -                      -            68,959
                                 1994    598,064           44,000                     -                      -            63,431


Kurt C. Hall                     1996    220,514                -                   920                      -            22,182

Exec. Vice President &           1995    216,300           12,500                     -                      -            23,127

Chief Financial Officer          1994    202,133           10,000                     -                      -            21,344


Robert E. Capps, Jr./(2)/        1996    254,260                -                 2,545                      -            10,498

Exec. Vice President             1995    242,022           25,000                     -                      -           150,323

                                 1994     46,157                -                     -                      -                 -


Hal Cleveland                    1996    217,888                -                     -                      -            15,791

Exec. Vice President             1995    214,941            5,263                     -                      -            15,683

                                 1994    208,501           10,000                     -                      -             5,790


Thomas C. Elliot                 1996    204,244                -                 4,845                 15,300            20,765

Exec. Vice President             1995    198,000            8,000                     -                      -            21,053

                                 1994    192,181            8,500                     -                      -            20,416


(1)  During December 1996, Mr. Blair resigned from the Company.

(2) Mr. Capps started working for the Company in October 1994 and resigned during February 1997.

(3) Bonus amounts are reflected in the year paid and generally relate to the performance of the previous year.

(4)  Other annual compensation consists reimbursement of membership dues.

(5) Consists primarily of Company matching contributions to employee benefit plans with the exception of Mr. Capps whose 1995 other compensation consists primarily of moving expenses. Messrs. Blair and Capps were party to Employment Agreements that entitle them to (i) their base salary for twelve months; (ii) annual bonuses based upon the average annual bonus paid over the preceding two fiscal years; (iii) certain annual bonuses which were awarded but not yet paid; and (iv) continuation of certain other employee benefits for the next twelve months.

(b) Stock Option Grants
    -------------------

The following table sets forth all OSCAR I stock options granted during 1996 to the chief executive officer and the four other highest paid executive officers of the Company.

                                                                                                    Potential Realizable
                                                                                                      Value at Assumed
                                                % of Total                                             Annual Rates of
                                              Options Granted                                            Stock Price
                                                or Reserved    Exercise                                Appreciation for
                                                  for Grant      Price           Expiration              Option Term
Name                    Options Granted(1)      to Employees   ($/Share)            Date               5%($)      10%($)
------------------  -----------------------     ------------   ----------   --------------------      --------   -------
Thomas C. Elliot    6,600 Incentive options              100%      $10.79                   2006        44,786   113,497
                    5,900 Performance options            100%      $10.79                   2006        40,036   101,459
                    2,800 Premium options                100%          (2)                  2006             0         0

(1) Incentive options vest and become exercisable 20 percent per year on a cumulative basis on each of the first five anniversaries of the date of grant, provided that holder remains in the employ of OSCAR I or any of its subsidiaries. Performance options vest and become exercisable at varying rates through 2001 which are dependent generally upon the Company's operating performance and/or certain change of control conditions, provided that the holder remains in the employ of OSCAR I or any of its subsidiaries. Premium options vest and become exercisable in a manner similar to performance options except that the performance and return criteria are inherently higher due to the increase in the premium option exercise price (see (2) below). The options expire on the tenth anniversary of the date of grant. None of the options were vested as of December 31, 1996.

(2) Premium options have an exercise price which increases from $30/share at the date of the grant to $233/share on the ninth anniversary of the date of grant.

(c) Year-End Stock Option Table
    ---------------------------

The following table sets forth the December 31, 1996 unexercised options of the four other highest paid executive officers of the Company/(1)/:

                                                  Number of Unexercised Options         Value of
                                                      at December 31, 1996       Unexercised Options at
Name                    Option Type  Exercisable          Unexercisable          December 31, 1996/(2)/
----------------------  -----------  -----------  -----------------------------  ----------------------
Kurt C. Hall            Incentive         24,200                6,050                       -
                        Performance            -               27,500                       -
                        Premium                -               13,750                       -

Robert E. Capps, Jr.    Incentive          5,540                8,310                       -
                        Performance            -               12,500                       -
                        Premium                -                6,250                       -

Hal Cleveland           Incentive         22,200                5,550                       -
                        Performance            -               25,000                       -
                        Premium                -               12,500                       -

Thomas C. Elliot        Incentive         13,480                9,970                       -
                        Performance            -               20,900                       -
                        Premium                -               10,300                       -

(1) Mr. Blair resigned from the Company during December 1996 and Mr. Capps resigned from the Company during February 1997. The Chief Executive Officer and none of the four highest paid executive officers exercised any of their stock options during 1996.

(2) As the common stock of OSCAR I is not traded on a securities exchange, it is not practical to estimate the value of the unexercised options at December 31, 1996.

(d) Long-Term Incentive Awards
    --------------------------

No long-term incentive awards were granted to executive officers of the Company during 1996.

(e) Compensation of Directors
    -------------------------

Directors of the Company and OSCAR I do not receive any compensation for their services as directors or committee members.

(f) Employee Benefits Plan
    ----------------------

The Company has established the UATC 401(k) Savings Plan (the "Savings Plan") for the benefit of electing employees of the Company that allows electing employees to contribute up to 10% of their compensation, subject to certain IRS limitations. Prior to January 1, 1997, the Company matched 100% of the electing employee's contributions up to 10% of an employee's compensation. As part of the corporate restructuring plan, effective January 1, 1997, the Savings Plan was amended to provide for a Company match of 100% of each employee's contribution up to 3% of their compensation. Employees vest in the Company's matching contributions 20% per year for every year of service.

Effective January 1, 1993, the Company established the UATC Supplemental 401(k) Savings Plan (the "Supplemental Plan") for certain employees who are highly compensated as defined by the IRS and whose elective contributions to the Savings Plan exceed the IRS limitations. Through December 31, 1996, such employees were allowed to contribute to the Supplemental Plan; provided that the aggregate contributions to the Savings Plan and Supplemental Plan did not exceed 10% of their compensation. As part of the corporate restructuring plan, effective January 1, 1997, the Company suspended the Supplemental Plan. The Company matched 100% of the employee's contributions through the date of suspension of the Supplemental Plan. Employees vest ratably in the Company's matching contributions over 5 years from the date of participation in the Supplemental Plan.

The Company's matching contributions to the Savings Plan and the Supplemental Plan for the chief executive officer and the four other highest paid executive officers have been included in the summary compensation table.

During 1997, the Company's board established a bonus plan for all non-commissioned corporate employees which is based upon the Company achieving its operating budgets and other financial and operating goals and the employee achieving certain specified goals.

(g) Employment Agreements
    ---------------------

The Company entered into employee agreements (each an "Employment Agreement" and collectively, the "Employment Agreements") with the following officers which expire on May 12, 1997: Kurt C. Hall, Thomas C. Elliot, Joseph R. Crotty, Dennis R. Daniels, Gene Hardy, Jim Ruybal and Bruce M. Taffet. An additional Employment Agreement was entered into with Michael Pade during 1994 and amended in 1997. Except for the Employment Agreement with Mr. Pade, the Employment Agreements have original terms through May 12, 1997.

Under the Employment Agreements, the executive officers of the Company receive a Base Salary (as defined in the Employment Agreements) and also receive certain customary benefits, including health and disability insurance, participation in employee benefit plans and certain perquisites. Each of the Employment Agreements provides that the executive officers party thereto will be eligible to receive annual bonuses during the term of their respective employment, as determined by the Board of Directors of the Company.

In the event that any of the executive officers are terminated without cause, such individual will be entitled to (i) his base salary, at the rate in effect on the date of his termination of employment, for the lesser of (A) two years or
(B) the remainder of the term of their employment under the applicable Employment Agreement following their termination but not less than between twelve months and two years; (ii) annual bonuses for the lesser of (A) two years or (B) the remainder of the term of their employment under the applicable Employment Agreement following his termination but not less than 12 months, in an amount based upon the average bonuses paid to the individual over the preceding two fiscal years; (iii) certain annual bonuses which were awarded but not yet paid; and (iv) continuation of certain other employee benefits for specified periods.

Messrs. Blair and Capps were party to Employment Agreements that entitle them to
(i) their base salary for twelve months; (ii) annual bonuses based upon the average annual bonus paid over the preceding two fiscal years; (iii) certain annual bonuses which were awarded but not yet paid; and (iv) continuation of certain other employee benefits for the next twelve months.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

OSCAR I owns 100% of the issued and outstanding shares of the Company's capital stock. OSCAR I is a Delaware corporation whose only business interest is its ownership of the Company and UAR. OSCAR I's principal executive offices are located at 9110 E. Nichols Avenue, Englewood, Colorado 80112.

OSCAR I has four classes of capital stock outstanding: the OSCAR I Class A Shares, the OSCAR I Class B Shares, the OSCAR I Class C Shares (collectively the "OSCAR I Shares") and the OSCAR I Preferred Stock (the "Preferred Stock"). The OSCAR I Shares are held of record by 36 holders. The following tables set forth certain information concerning the beneficial ownership of OSCAR I Shares and Preferred Stock known to OSCAR I to own beneficially in excess of 5% of the outstanding OSCAR I Shares and the three other highest paid executive officers of the Company, for each director and all executive officers and directors of the Company as a group as of March 21, 1997. Except as otherwise indicated, all of the persons listed below have (i) sole voting power and investment power with respect to their OSCAR I Shares, except to the extent that authority is shared by spouses under applicable law and (ii) record and beneficial ownership with respect to their OSCAR I Shares.

                              OSCAR I COMMON STOCK

                              BENEFICIAL      PERCENTAGE      BENEFICIAL      PERCENTAGE                    PERCENTAGE   PERCENTAGE
                               INTEREST          OF            INTEREST          OF           BENEFICIAL        OF            OF
NAME AND ADDRESS                CLASS A         OSCAR I         CLASS B        OSCAR I         INTEREST       OSCAR I      OSCAR 1
BENEFICIAL OWNER                SHARES      CLASS A SHARES      SHARES      CLASS B SHARES  CLASS C SHARES CLASS C SHARES   SHARES
----------------             ------------  ---------------   ------------   --------------  -------------- --------------  --------

MLCP(1)(5)(7)..............      8,409,761            72.8%              0              -               0              -      69.0%
Merrill Lynch & Co,
 Inc.(2)(5)................      2,082,205            18.0%              0              -               0              -      17.1%
Institutional Investors(8).      1,059,417             9.2%              0              -               0              -       8.7%
Kurt C. Hall(3)(6).........              0               -          35,700            5.9%              0              -       0.3%
Hal Cleveland(3)(6)........              0               -          32,200            5.3%              0              -       0.3%
Thomas C. Elliot(3)(6).....              0               -          25,680            4.2%              0              -       0.2%
James J. Burke, Jr.(4)(7)..              0               -               0              -               0              -         -
Albert J. Fitzgibbons,
 III(4)(7).................              0               -               0              -               0              -         -
Robert F. End(4)(7)........              0               -               0              -               0              -         -
Scott Shaw(4)..............              0               -               0              -               0              -         -
John W. Boyle(9)...........              0               -               0              -               0              -         -
Directors and Executive
 Officers as a group
 (14 persons)(6)...........              0               -         159,535           72.4%            406            1.5%      1.3%
-----------------------------------------------------------------------------------------------------------------------------------

(1)  OSCAR I Class A Shares beneficially owned by MLCP are held as follows:
     5,049,958.2 by Merrill Lynch Capital Appreciation Partnership No. B-XIX, L.P. ("MLCAP B-XIX"); 46,396.0 by Merrill Lynch Capital Appreciation Partnership No. B-XX, L.P. ("MLCAP B-XX"); 3,200,321.5 by Roman Nineteen Offshore Fund B.V. ("Roman Nineteen"); 29,402.0 by Roman Twenty Offshore Fund B.V. ("Roman Twenty") and 83,683.3 by MLCP Associates L.P. No. 11. ("MLCP 11"). MLCP is the indirect managing general partner of MLCAP B-XIX and MLCAP B-XX and the general partner of MLCP 11. MLCP is the sole stockholder of Roman Nineteen and Roman Twenty. The address of MLCP and each of the aforementioned record holders is South Tower, World Financial Center, New York, New York 10080.
(2) OSCAR I Class A Shares beneficially owned by Merrill Lynch & Co., Inc. are owned of record as follows: 1,932,204.7 by ML IBK Positions, Inc.; 150,000.0 by Merrill Lynch KECALP L.P. 1991. The address for ML IBK Positions, Inc. is North Tower, World Financial Center, New York, New York 10281. The address of Merrill Lynch KECALP L.P. 1991 is South Tower, World Financial Center, New York, New York 10080.
(3) The address for each of Messrs. Hall, Cleveland and Elliot is 9110 East Nichols Avenue, Englewood, Colorado 80112.
(4) The address for each of Messrs. Burke, Fitzgibbons, End and Shaw is c/o Stonington Partners, Inc., 767 Fifth Avenue, New York, New York 10153.
(5) Entities affiliated with Merrill Lynch & Co., Inc. own approximately 10,491,966 of the outstanding Oscar I Shares, which represents approximately 86.1% of the outstanding OSCAR I Shares.
(6) Includes vested incentive options and Class C shares that are exercisable within 60 days.
(7) Each of Messrs. Burke, Fitzgibbons and End are members of the Board of Directors of MLCP, but each disclaims beneficial ownership of the OSCAR I Shares.
(8) To the knowledge of the Company, none of the Institutional Investors beneficially owns 5% or more of the OSCAR I Class A Shares.
(9)  The address for Mr. Boyle is 7 North Pine Circle, Belleair, Florida  34616.

                            OSCAR I PREFERRED STOCK

                                Number of Shares       Percentage of Shares
    Shareholder              of Preferred Stock(2)      of Preferred Stock
    -----------              ---------------------  -------------------------

    TCI OSCAR I, Inc.                133,469                   100%
    5619 DTC Parkway
    Englewood, CO   80111
    _______________________
    (1) The Company believes that TCI OSCAR I, Inc. Company is an indirect wholly owned subsidiary of TCI. TCI OSCAR I, Inc. is not controlled by OSCAR I or the Company.

    (2) The Preferred Stock has 23 votes/share and is subject to a voting agreement under which MLCP has been granted a proxy to vote such shares.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

The Company leases four theatres from UAR and 37 theatres from Prop I. The common stock of UAR is owned 100% by OSCAR I.

The lease agreements between the Company and UAR and Prop I provide for annual base rentals of approximately $3.1 million and $6.7 million, respectively, as well as taxes, insurance, maintenance and other related charges. In addition, the leases provide for additional rentals based upon a percentage of the leased theatres' revenue. The leases between the Company and UAR and Prop I expire on October 4, 2003 and October 31, 2003, respectively, and provide for options to extend the leases at the Company's option for up to ten years.

Pursuant to an indenture and mortgage notes entered into by Prop I on October 1, 1988, the 37 theatres leased by the Company from Prop I are mortgaged for the benefit of the respective holders of the Prop I mortgage notes. In conjunction with the issuance of the Prop I mortgage notes, UAE issued a $12.0 million residual value guaranty. In conjunction with the Acquisition, standby letters of credit of $12.5 million were issued as part of the Company's Bank Credit Facility in order to release UAE from certain of its obligations under the guarantees.

In order to fund the cost of additions and/or renovations to the theatres leased by the Company from UAR or Prop I, the Company has periodically made advances to UAR. Interest on the advances accrues at the prime rate and amounted to $1.1 million, $1.4 million and $0.3 million for the years ended December 31, 1996, 1995 and 1994, respectively.

During November 1996, the Company exchanged a fee-owned theatre property with Prop I in return for a fee-owned theatre property and a $1.5 million note. The note bears interest at the prime rate plus 1 1/2% and is due upon demand.

Pursuant to a management agreement entered into between the Company and UAR on May 12, 1992, the Company charges UAR a management fee. This management fee represents the cost of managing and accounting for UAR's properties. For each of the years ended December 31, 1996, 1995 and 1994, such management fees were approximately $0.6 million, $0.9 million and $0.9 million, respectively.

Included in other assets are fees of Merrill Lynch & Co., as placement agents for the Sale and Leaseback of $0.8 million and of Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as placement agents for the Senior Secured Notes, of $3.0 million. Also included in assets acquired in the Acquisition is $6.7 million of fees paid to MLCP relating to structuring the Acquisition.

Entities affiliated with MLCP own approximately 86.1% of the OSCAR I Shares. Through a management agreement with MLCP, Stonington Partners, Inc. manages the portfolio of companies owned by MLCP, including OSCAR I.

                                                           Page Number
                                                           -----------
                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

(a) 1.  Financial Statements  Included in Part II of this Report:

    United Artists Theatre Circuit, Inc. and Subsidiaries

              Report of Independent Accountants                  22
              Independent Auditors' Report                       23

              Consolidated Balance Sheets                        24
              December 31, 1996 and 1995

              Consolidated Statements of Operations              25
              Years Ended December 31, 1996, 1995 and 1994

              Consolidated Statements of Stockholder's Equity    26
              Years Ended December 31, 1996, 1995 and 1994

              Consolidated Statements of Cash Flow               27
              Years Ended December 31, 1996, 1995 and 1994

              Notes to Consolidated Financial Statements         28

         Guarantor - OSCAR I Corporation and Subsidiaries

              Report of Independent Accountants                  40
              Independent Auditors' Report                       41

              Consolidated Balance Sheets                        42
              December 31, 1996 and 1995

              Consolidated Statements of Operations              43
              Years Ended December 31, 1996, 1995 and 1994

              Consolidated Statements of Stockholders' Equity    44
              Years Ended December 31, 1996, 1995 and 1994

              Consolidated Statements of Cash Flow               45
              Years Ended December 31, 1996, 1995 and 1994

              Notes to Consolidated Financial Statements         46

    2.        Financial Statements Schedules

    All financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements or notes thereto.

    3.        Exhibits

              The following exhibits are filed herewith or incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:

                                                                   Page Number
                                                                   -----------

    3    a)   Restated Articles of Incorporation of United Artists Theatre
              Circuit, Inc. (1)

         b)   By-laws of United Artists Theatre Circuit, Inc. (1)

         c)   Restated Articles of Incorporation of OSCAR I Corporation (1)

         d)   By-laws of OSCAR I Corporation (1)

         e) Certificate of Designation for Series A Cumulative Redeemable Exchangeable Preferred Stock of OSCAR I Corporation (1)

    4    a)   Specimen 11-1/2% Senior Secured Note Due 2002, Series B (1)

         b) Indenture dated as of May 12, 1992, among United Artists Theatre Circuit, Inc. as issuer, The Bank of New York, as trustee and OSCAR I Corporation, as guarantor (1)

         c) Registration Rights Agreement, dated as of May 12, 1992, by and among United Artists Theatre Circuit, Inc. and OSCAR I Corporation
              (1)

         d) Note Purchase Agreement, dated as of May 12, 1992, among United Artists Theatre Circuit, Inc., OSCAR I Corporation and the purchasers thereunder (1)

         e) Placement Agent Agreement, dated April 10, 1992, between Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and OSCAR I Corporation (1)

         f) Affiliate Subordination Agreement, dated as of May 12, 1992, by and among OSCAR I Corporation, United Artists Realty Company and certain Subordinated Creditors of the Company (1)

         g) OSCAR I Guarantee, dated as of May 12, 1992, by OSCAR I Corporation (1)

         h) Subsidiary Guarantee, dated as of May 12, 1992, by the Subsidiary Guarantors (1)

         i) Intercompany Agreement, dated as of May 12, 1992, by and among United Artists Theatre Circuit, Inc. and each of the wholly-owned Subsidiaries (1)

         j) Security Agreement, dated as of May 12, 1992, by and between United Artists Theatre Circuit, Inc. and Bankers Trust Company (1)

         k) Pledge Agreement, dated as of May 12, 1992, by and between United Artists Theatre Circuit, Inc. and Bankers Trust Company (1)

         l) Pledge Agreement, dated as of May 12, 1992, by and between OSCAR I Corporation and Bankers Trust Company (1)

                                                                     Page Number
                                                                     -----------

         m) Intercreditor Agreement, dated as of May 12, 1992 among Bank of America National Trust and Savings Association, Barclays Bank PLC, Continental Bank N.A., The First National Bank of Boston, United Artists Theatre Circuit, Inc., The Bank of New York and Bankers Trust Company (1)

         n) Restated Credit Agreement, dated as of May 1, 1995, among United Artists Theatre Circuit, Inc. and Bank of America National Trust and Savings Association, Barclays Bank PLC, and The First National Bank of Boston, as co-managing agents, the other financial institutions party hereto and Bank of America National Trust and Savings Association, as managing agent.(5)

         o)   Restated OSCAR I Guaranty.(5)

         p)   Restated Subsidiary Guaranty.(5)

         q)   Restated OSCAR I Pledge Agreement.(5)

         r)   Restated Pledge Agreement.(5)

         s)   Restated UATC Security Agreement.(5)

         t)   Restated Affiliate Subordination Agreement.(5)

         u)   Restated Intercreditor and Collateral Agency Agreement.(5)

         v) Agreement and Plan of Merger between OSCAR I Corporation and OSCAR II Corporation dated as of February 28, 1995.(4)

         w) Certificate of Merger of OSCAR II Corporation into OSCAR I Corporation. (4)

         x) Agreement of Purchase and Sale dated as of November 30, 1995 by and between United Artists Properties II Corp. and United Artists Theatre Circuit, Inc. and Theatre Investors, Inc. (7)

         y) Trust Indenture and Security Agreement dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut, and Alan B. Coffey (7)

         z) Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995 among United Artists Theatre Circuit, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (7)

         aa) Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut, Alan B. Coffey and Fleet National Bank of Connecticut (7).

         ab) Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (7).

                                                                     Page Number
                                                                     -----------

         ac) Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists Theatre Circuit, Inc. (7).

    10   a)   Lease Agreement, dated as of October 1, 1988, between United
              Artists Properties I Corporation and United Artists Theatre
              Circuit, Inc. (1)

         b) Management Stock Plan, effective May 12, 1992, by OSCAR I Corporation. (1)

         c) Stockholders' Agreement, dated as of May 12, 1992, by and among OSCAR I Corporation, Merrill Lynch Capital Appreciation Partnership No. B-XIX, L.P., Roman Nineteen Offshore Fund B.V., ML IBK Positions, Inc., MLCP Associates L.P. No. II, Equitable Capital Private Income and Equity Partnership II, L.P. and Equitable Deal Flow Fund, L.P. and the holders of Options or Restricted Stock awards under the Management Stock Option Plan.
              (1)

         d) Stock Subscription Agreement, dated as of May 12, 1992, by and among OSCAR I Corporation, Merrill Lynch Capital Appreciation Partnership No. B-XIX, L.P., Roman Nineteen Offshore Fund B.V., ML IBK Positions, Inc., MLCP Associates L.P. No. II, Equitable Capital Private Income and Equity Partnership II, L.P. and Equitable Deal Flow Fund, L.P. (1)

         e) Non-Competition Agreement, dated as of May 12, 1992, by and among Tele-Communications, Inc., United Artists Theatre Circuit, Inc. and OSCAR I Corporation. (1)

         f) Contingent Capital Agreement, dated as of May 12, 1992, by and between OSCAR I Corporation and OSCAR II Corporation. (1)

         g) Securityholders' Agreement, dated as of May 12, 1992, by and among OSCAR I Corporation, Merrill Lynch Capital Appreciation Partnership No. B-XIX, L.P., Roman Nineteen Offshore Fund, B.V., ML IBK Positions, Inc., MLCP Associates L.P. II, and United Artists Theatre Holding Company. (1)

         h) Trademark Agreement as of May 12, 1992 by United Artists Entertainment Company, United Artists Holdings, Inc., United Artists Cable Holdings, Inc., United Artists Theatre Holding Company, on the one hand and United Artists Theatre Circuit, Inc., United Artists Realty Company, UAB, Inc., and UAB II, Inc., on the other hand. (1)

         i)   United Artists Theatre Circuit 401(k) Savings Plan. (1)

         j)   United Artists Theatre Circuit Supplemental 401(k) Savings
              Plan. (3)

         k) Tax Sharing Agreement, dated as of May 12, 1992, between OSCAR I Corporation and United Artists Theatre Circuit, Inc. (1)

         l) Form of Employment Agreement, dated as of May 12, 1992, between the Company and Stewart D. Blair. (1)

                                                                     Page Number
                                                                     -----------

         m) Amendment to Employment Agreement, dated as of December 30, 1992 between the Company and
              Stewart D. Blair. (2)

         n) Form of Employment Agreement, dated as of May 12, 1992, between the Company and Kurt C. Hall. (1)

         o) Form of Employment Agreement, dated as of May 12, 1992, between the Company and Thomas C. Elliot. (1)

         p) Amendment No. 1, dated as of July 15, 1992, to the Stockholders' Agreement, dated as of May 12, 1992, by and among OSCAR I Corporation, Merrill Lynch Capital Appreciation Partnership No. B-XIX, L.P., Roman Nineteen Offshore Fund B.V., ML IBK Positions, Inc., MLCP Associates L.P. No. II, Equitable Capital Private Income and Equity Partnership II, L.P. and Equitable Deal Flow Fund, L.P. and the holders of Options or Restricted Stock awards under the Management Stock Option Plan. (1)

         q)   Amendment to the United Artists Theatre Circuit,
              Inc. 401(K) savings Plan dated as of Janaury 1, 1997.        74

         r)   Form of Employment Agreement, dated as of March 1, 1993,
              between the Company and Joseph Crotty.                       76

         s)   Form of Employment Agreement, dated as of March 1, 1993,
              between the Company and Dennis Daniels.                      79

         t)   Form of Employment Agreement, dated as of September 19,
              1994, between the Company and Gene Hardy.                    82

         u)   Form of Employment Agreement, dated as of January 24,
              1995, between the Company and Bruce Taffet.                  85

     21  a)   Subsidiaries of United Artists Theatre Circuit, Inc.(6)

         b)   Subsidiaries of OSCAR I Corporation (6)

     27       Financial Data Schedule

(1)  Incorporated herein by reference from Form S-1 dated October 5, 1992.

(2) Incorporated herein by reference from Form 10-K for the year ended December 31, 1992.

(3) Incorporated herein by reference from Form 10-K for the year ended December 31, 1993.

(4) Incorporated herein by reference from Form 10-K for the year ended December 31, 1994.

(5)  Incorporated herein by reference from Form S-1 dated July 12, 1995.

(6) Incorporated herein by reference from Form 10-K for the year ended December 31, 1995.

(7)  Incorporated herein by reference from Form S-2 dated January 31, 1996.

(b) Reports on Form 8-K
    -------------------

    On December 11, 1996, UATC filed a current report on Form 8-K pursuant to
    Item 5 thereof, announcing the resignation of Mr. Stewart D. Blair as Chairman, Chief Executive Office and President and director of UATC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNITED ARTISTS THEATRE CIRCUIT, INC.
                                           (Registrant)


                                        /S/ Kurt C. Hall
Director, Acting Chief Operating      ----------------------------------------
Officer Executive Vice President and        Kurt C. Hall
Chief Financial Officer
Dated:  March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                /S/ James J. Burke, Jr.
Director                      ------------------------------------------------
Dated:  March 28, 1997              James J. Burke, Jr.



                                /S/ Albert J. Fitzgibbons, III
Director                      ------------------------------------------------
Dated:   March 28, 1997             Albert J. Fitzgibbons, III



                                /S/ Robert F. End
Director                      ------------------------------------------------
Dated:  March 28, 1997              Robert F. End



                                /S/ Scott M. Shaw
Director                      ------------------------------------------------
Dated:  March 28, 1997              Scott M. Shaw




Director                      ------------------------------------------------
Dated:  March 28, 1997              John W. Boyle