Form 10-Q
period 1997-03-31
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 1997-05-09
CIK 889570

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                                 F O R M  10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1997

                                    OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ________ to ________


Commission File Number 33-49598
                       333-1024


                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                    --------------------------------------
            (Exact name of registrant as specified in its charter)


        Maryland                                       13-1424080
--------------------------                     ---------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)


9110 East Nichols Avenue, Suite 200
Englewood, CO                                               80112
-----------------------------------            ---------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:      (303) 792-3600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X      No
                       -------      -------

The number of shares outstanding of $1.00 par value common stock at May 7, 1997 was 100 shares.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                                MARCH 31, 1997
                                  (UNAUDITED)

                               TABLE OF CONTENTS



                                                                         PAGE
PART I   FINANCIAL INFORMATION                                          NUMBER
                                                                        ------

  Item 1.   Financial Statements
  -------   --------------------

  UNITED ARTISTS THEATRE CIRCUIT, INC.
              Condensed Consolidated Balance Sheets....................... 3
              Condensed Consolidated Statements of Operations............. 4
              Condensed Consolidated Statement of Stockholder's Equity.... 5
              Condensed Consolidated Statements of Cash Flow.............. 6
              Notes to Condensed Consolidated Financial Statements........ 7

  GUARANTOR - OSCAR I CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Balance Sheets.......................12
              Condensed Consolidated Statements of Operations.............13
              Condensed Consolidated Statement of Stockholders' Equity....14
              Condensed Consolidated Statements of Cash Flow..............15
              Notes to Condensed Consolidated Financial Statements........16

  Item 2.     Management's Discussion and Analysis of
              ---------------------------------------
                   Financial Condition and Results of Operations..........21
                   ---------------------------------------------


                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                             (Amounts in Millions)
                                  (Unaudited)

                                                            March 31, 1997   December 31, 1996
                                                            ---------------  ------------------
                    Assets
                    ------

Cash and cash equivalents.................................         $  10.9                 9.6
Notes and other receivables, net..........................            33.4                46.5
Prepaid expenses and concession inventory.................            19.5                15.4
Investments and related receivables (note 11).............            35.6                30.2
Property and equipment, at cost:
  Land....................................................            34.0                31.6
  Theatre buildings, equipment and other..................           416.1               395.1
                                                                   -------              ------
                                                                     450.1               426.7
                                                                   -------              ------
  Less accumulated depreciation and amortization..........          (127.6)             (119.8)
                                                                   -------              ------
                                                                     322.5               306.9
                                                                   -------              ------

Intangible assets, net....................................           119.8               127.5
Other assets, net.........................................            10.6                12.0
                                                                   -------              ------
                                                                   $ 552.3               548.1
                                                                   =======              ======

                    Liabilities and Stockholder's Equity
                    ------------------------------------

Accounts payable..........................................         $  77.7                79.9
Accrued liabilities.......................................            24.8                27.3
Other liabilities.........................................            25.4                24.4
Debt (note 4).............................................           398.9               389.0
                                                                   -------              ------
  Total liabilities.......................................           526.8               520.6
                                                                   -------              ------

Minority interests in equity of consolidated
  subsidiaries............................................             7.3                 7.0

Stockholder's equity:
  Preferred stock (note 6)................................           176.0               170.1
  Common stock............................................               -                   -
  Additional paid-in capital..............................            46.9                52.8
  Accumulated deficit.....................................          (204.8)             (202.5)
  Cumulative foreign currency translation adjustment......            (0.5)               (0.5)
  Intercompany account....................................             0.6                 0.6
                                                                   -------              ------
                                                                      18.2                20.5
                                                                   -------              ------
                                                                   $ 552.3               548.1
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

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                             (Amounts in Millions)
                                  (Unaudited)

                                                                  Three Months Ended
                                                                      March 31,
                                                                 --------------------
                                                                    1997       1996
                                                                 ----------  --------
Revenue:
  Admissions...................................................     $121.7     107.3
  Concession sales.............................................       47.7      41.3
  Other........................................................        4.8       4.8
                                                                    ------     -----
                                                                     174.2     153.4
                                                                    ------     -----

Costs and expenses:
  Film rental and advertising expenses.........................       65.8      58.6
  Direct concession costs......................................        7.4       6.6
  Other operating expenses.....................................       65.6      63.5
  Affiliate lease rentals (note 7).............................        2.5       2.7
  General and administrative (note 10).........................        6.4       8.3
  Depreciation and amortization................................       17.7      16.5
                                                                    ------     -----
                                                                     165.4     156.2
                                                                    ------     -----

  Operating income (loss)......................................        8.8      (2.8)

Other income (expense) (note 11):
  Interest, net (notes 4)......................................       (9.3)     (8.3)
  Share of losses of affiliates, net...........................       (0.5)        -
  Minority interests in earnings of consolidated subsidiaries..       (0.3)     (0.2)
  Other, net...................................................       (0.6)     (1.1)
                                                                    ------     -----
                                                                     (10.7)     (9.6)
                                                                    ------     -----

  Loss before income tax expense...............................       (1.9)    (12.4)

Income tax expense (note 8)....................................       (0.4)     (0.4)
                                                                    ------     -----

  Net loss.....................................................       (2.3)    (12.8)

Dividends on preferred stock (note 6)..........................       (5.9)     (5.2)
                                                                    ------     -----

  Net loss available to common stockholder.....................     $ (8.2)    (18.0)
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

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

            Condensed Consolidated Statement of Stockholder's Equity
                             (Amounts in Millions)
                                  (Unaudited)


                                                                                  Cumulative
                                                                                foreign currency                   Total
                              Preferred   Common    Additional     Accumulated    translation     Intercompany  stockholder's
                                stock     stock   paid-in capital    deficit       adjustment        account       equity
                              ---------   ------  ---------------  -----------  ----------------  ------------  -------------
Balance at January 1, 1997..     $170.1        -         52.8         (202.5)         (0.5)            0.6            20.5

Accretion of dividends on
  preferred stock...........        5.9        -         (5.9)           -              -               -               -

Net loss....................      -            -            -           (2.3)           -               -             (2.3)
                              ---------   ------  ---------------  -----------  ----------------  ------------  -------------
Balance at March 31, 1997...     $176.0        -         46.9         (204.8)         (0.5)            0.6            18.2
                              =========   ======  ===============  ===========  ================  ============  =============

See accompanying notes to condensed consolidated financial statements.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flow
                             (Amounts in Millions)
                                  (Unaudited)

                                                                      Three Months Ended
                                                                          March 31,
                                                                     --------------------
                                                                       1997       1996
                                                                     ---------  ---------

Net cash provided by (used in) operating activities................    $ 19.8      (11.3)
                                                                       ------      -----

Cash flow from investing activities:
  Capital expenditures.............................................     (19.4)     (19.2)
  (Increase) decrease in construction in progress, net.............      (2.3)       0.7
  Increase in receivable from sale and leaseback escrow............      (2.1)      (5.0)
  Proceeds from sale and leaseback escrow..........................       7.8          -
  Investments in and receivables from theatre joint ventures, net..      (5.9)      (3.2)
  Other, net.......................................................      (0.2)      (0.5)
                                                                       ------      -----

  Net cash used in investing activities............................     (22.1)     (27.2)
                                                                       ------      -----

Cash flow from financing activities:
  Debt borrowings..................................................      35.0       15.9
  Debt repayments..................................................     (25.2)     (10.7)
  Increase (decrease) in cash overdraft............................      (6.3)      11.0
  Other, net.......................................................       0.1       (0.5)
                                                                       ------      -----

  Net cash provided by financing activities........................       3.6       15.7
                                                                       ------      -----

  Net increase (decrease) in cash..................................       1.3      (22.8)

Cash and cash equivalents:
  Beginning of period..............................................       9.6       32.4
                                                                       ------      -----

  End of period....................................................    $ 10.9        9.6
                                                                       ======      =====

Reconciliation of net loss to net cash provided by (used in)
  operating activities:
Net loss...........................................................    $ (2.3)     (12.8)
Effect of leases with escalating minimum annual rentals............       0.8        0.7
Depreciation and amortization......................................      17.7       16.5
Share of losses of affiliates, net.................................       0.5          -
Minority interests in earnings of consolidated subsidiaries........       0.3        0.2
Increase in receivables, prepaid expenses and
  other assets, net................................................      (1.6)      (0.7)
Increase (decrease) in account payables, accrued liabilities
  and other liabilities, net.......................................       4.4      (15.2)
                                                                       ------      -----

  Net cash provided by (used in) operating activities..............    $ 19.8      (11.3)
                                                                       ======      =====

See accompanying notes to condensed consolidated financial statements.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1997
                                  (Unaudited)

(1) General Information
    -------------------

    United Artists Theatre Circuit, Inc. (the "Company") was acquired (the "Acquisition") on May 12, 1992 by OSCAR I Corporation ("OSCAR I"). OSCAR I is owned by an investment fund managed by affiliates of Merrill Lynch Capital Partners, Inc. ("MLCP"), certain institutional investors and certain members of the Company's management. The Company's principle line of business is the exhibition of motion pictures in the United States.

    Certain prior period amounts have been reclassified for comparability with the 1997 presentation.

    In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made in the accompanying interim condensed consolidated financial statements which are necessary to present fairly the financial position of the Company and the results of its operations.
    Interim results are not necessarily indicative of the results for the entire year because of fluctuations of revenue and related expenses resulting from the seasonality of attendance and the availability of popular motion pictures. These financial statements should be read in conjunction with the audited December 31, 1996 consolidated financial statements and notes thereto included as part of the Company's Form 10-K.

(2)  Sale and Leaseback
     ------------------

     In December 1995, the Company entered into a sale and leaseback transaction whereby the buildings and land underlying ten of its operating theatres and four theatres and a screen addition under development were sold to, and leased back from, an unaffiliated third party. At December 31, 1996, approximately $7.8 million of sales proceeds were held in escrow for the remaining theatre and the screen addition under construction. The proceeds held in escrow were paid to the Company during March 1997 after construction of the remaining theatre and the screen addition was completed.

     In November 1996, the Company entered into another sale and leaseback transaction whereby the buildings and land underlying three of its operating theatres and two theatres under development were sold to, and leased back from, an unaffiliated third party. At March 31, 1997, approximately $12.3 million of sales proceeds were held in escrow and will be used to fund substantially all of the land and construction costs associated with the two theatres under development.

(3)  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------

     Cash payments for interest were $6.5 million and $5.9 million for the three months ended March 31, 1997 and 1996, respectively.

     The Company accrued $5.9 million and $5.2 million of dividends during the three months ended March 31, 1997 and 1996, respectively, on its preferred stock.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued

(4)    Debt
       ----
       Debt is summarized as follows (amounts in millions):

                                      March 31, 1997  December 31, 1996
                                      --------------  -----------------
          Bank Credit Facility (a)..          $266.6              255.6
          Senior Secured Notes (b)..           125.0              125.0
          Other (c).................             7.3                8.4
                                              ------              -----
                                              $398.9              389.0
                                              ======              =====

     (a) The bank credit facility (the "Bank Credit Facility") provides for term loans aggregating $250.0 million (the "Term Loans"), a reducing revolving loan with commitments aggregating $87.5 million (the "Revolving Facility") and standby letters of credit aggregating $12.5 million (the "Standby Letters of Credit"). Principal on the Term Loans is payable in escalating semi-annual installments commencing December 31, 1996, with a final installment due March 31, 2002. The aggregate commitments available for borrowing under the Revolving Facility decline $8.75 million at December 31, 1997 and 1998, $13.125 million at December 31, 1999 and 2000 and $21.875 million at December 31, 2001 and March 31, 2002. Borrowings under the Bank Credit Facility provide for interest to be accrued at varying rates depending on the ratio of indebtedness to annualized operating cash flow, as defined. Interest is payable at varying dates depending on the type of rate selected by the Company, but no less frequently than once each quarter. The Bank Credit Facility contains certain provisions that require the maintenance of certain financial ratios and place limitations on additional indebtedness, disposition of assets, capital expenditures and payment of dividends. The Bank Credit Facility is secured by the stock of the Company, substantially all of the Company's subsidiaries and United Artists Realty Company ("UAR"), a separate wholly-owned subsidiary of OSCAR I, and is guaranteed by OSCAR I and substantially all of the Company's subsidiaries.

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

     (c) Other debt at March 31, 1997 consists of various term loans, mortgage notes, capital leases and other borrowings. This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through March 1, 2006.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(4)  Debt, continued
     ---------------

     At March 31, 1997, the Company was party to interest rate cap agreements on $125.0 million of floating rate debt which provide for a LIBOR interest rate cap ranging between 6 1/2% and 7 1/2% and expire at various dates through 1998. The Company is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements. As the Company has historically received payments relating to its interest rate cap agreements, it does not anticipate such non-performance in the future. The Company amortizes the cost of its interest rate cap agreements to interest expense over the life of the underlying agreement. Amounts received from the counterparties to the interest rate cap agreements are recorded as a reduction of interest expense.

     At March 31, 1997, the Company had approximately $58.5 million of unused revolving loan commitments pursuant to the Bank Credit Facility, $3.3 million of which has been used for the issuance of letters of credit. The Company pays commitment fees of 1/2% per annum on the average unused revolver commitments.

     For the three months ended March 31, 1997 and 1996, interest, net includes $0.5 million of amortization of deferred loan costs and $0.4 million of interest income.

(5)  Disclosures About Fair Value of Financial Instruments
     -----------------------------------------------------

     At March 31, 1997, the fair value of the Company's cash and cash equivalents, outstanding borrowings under the Bank Credit Facility and other debt, and interest rate cap agreements approximated their carrying amount and the fair value of the Senior Secured Notes was approximately $130.0 million.

(6)  Preferred Stock
     ---------------

     The preferred stock is redeemable at any time at the option of the Company at its stated liquidation value plus accrued and unpaid dividends. Dividends accrue at a rate of 8% through December 31, 1995, 9% through December 31, 1996 and 14% thereafter, and are payable in cash or in kind through December 31, 1996. Dividends subsequent to December 31, 1996 are required to be paid in cash unless any senior debt facility restricts such cash payments. Currently, such restrictions exist. Due to the perpetual nature of the preferred stock and the escalating terms of the required dividend rates, for financial reporting purposes, dividends have been accrued at a 14% per annum rate for all periods since issuance. At March 31, 1997, the actual redemption value in accordance with the terms of the preferred stock was approximately $138.1 million, or approximately $37.9 million less than the carrying amount at March 31, 1997.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(7) Related Party Transactions
    --------------------------

    The Company leases certain of its theatres from UAR and UAR's wholly-owned subsidiary, United Artists Properties I Corporation ("Prop I"). The leases provide for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre.

    In conjunction with the Acquisition, the Company issued $12.5 million of standby letters of credit as part of the Bank Credit Facility to support certain indebtedness of Prop I.

(8) Income Taxes
    ------------

    The Company and each of its 80% or more owned subsidiaries are included in OSCAR I's consolidated federal income tax returns. Pursuant to a tax sharing agreement with OSCAR I, the Company and each of its 80% or more owned consolidated subsidiaries are allocated a portion of OSCAR I's current federal income tax expense (benefit). Such allocations are determined as if the Company and each of its 80% or more owned consolidated subsidiaries were separate tax paying entities within the consolidated group. For the three months ended March 31, 1997 and 1996, the Company and each of its 80% or more owned consolidated subsidiaries were allocated no current federal income tax expense (benefit) pursuant to such tax sharing agreement as a result of the group's overall net loss position.

    Consolidated subsidiaries in which the Company owns less than 80% file separate federal income tax returns. The current and deferred federal and state income taxes of such subsidiaries are calculated on a separate return basis and are included in the accompanying condensed consolidated financial statements of the Company.

    At March 31, 1997, the Company had deferred tax assets and deferred tax liabilities of approximately $74.4 million and $8.7 million, respectively, relating primarily to the Company's net operating loss carry-forward and the difference between the financial statement and income tax basis in the Company's property and equipment. At March 31, 1997, the Company had recorded a valuation allowance of approximately $65.7 million against the net deferred tax asset.

(9) Commitments and Contingencies
    -----------------------------

    At March 31, 1997, the Company had outstanding approximately $15.8 million of letters of credit, $12.5 million of which relates to the indebtedness of Prop I.

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

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(9)  Commitments and Contingencies, continued
     ----------------------------------------

     The federal American With Disabilities Act of 1990 ("ADA"), and certain state statutes among other things, require that places of public accommodation, including theatres (both existing and newly constructed) be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres in order to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and for reimbursement of plaintiff's attorney's fees and expenses under certain circumstances. The Company has established a program to review and evaluate the Company's theatres and to make any changes which may be required by the ADA. Although the Company's review and evaluation is ongoing, management believes that the cost of complying with the ADA will not materially adversely affect the Company's financial position, liquidity and results of operations.

(10) Corporate Restructuring
     -----------------------

     At the end of 1996, the Company initiated a corporate restructuring plan intended to provide a higher level of focus on the Company's domestic theatrical business at a lower annual cost. The corporate restructuring was completed in January 1997. A restructuring charge was recorded in 1996 for severance and other related expenses associated with the corporate restructuring.

(11) Subsequent Event
     ----------------

     On April 30, 1997, the Company sold its Hong Kong theatre investment to its partners for $17.5 million. This sale will result in a gain during the second quarter of 1997 of approximately $11.0 million for financial reporting purposes.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                             (Amounts in Millions)
                                  (Unaudited)


                                                       March 31, 1997   December 31, 1996
                                                       ---------------  ------------------
                 Assets
                 ------

Cash and cash equivalents............................         $  11.2                10.1
Notes and other receivables, net.....................            18.6                32.0
Prepaid expenses and concession inventory............            19.5                15.4
Investments and related receivables (note 10)........            35.6                30.2
Property and equipment, at cost:
 Land................................................            64.6                62.2
 Theatre buildings, equipment and other..............           474.4               453.2
                                                              -------              ------
                                                                539.0               515.4
                                                              -------              ------
 Less accumulated depreciation and amortization......          (139.0)             (130.4)
                                                              -------              ------
                                                                400.0               385.0
                                                              -------              ------

Intangible assets, net...............................           119.8               127.5
Other assets, net....................................            10.9                12.5
                                                              -------              ------
                                                               $615.6               612.7
                                                              =======              ======

   Liabilities and Stockholders' Equity
   ------------------------------------

Accounts payable.....................................         $  77.7                79.9
Accrued liabilities..................................            25.6                28.1
Other liabilities (note 2)...........................            37.0                36.2
Debt (note 4)........................................           461.8               453.1
                                                              -------              ------
 Total liabilities...................................           602.1               597.3
                                                              -------              ------

Minority interests in equity of consolidated
 subsidiaries........................................             7.3                 7.0

Stockholders' equity:
 Preferred stock (note 6)............................           176.0               170.1
 Common stock:
  Class A............................................             0.1                 0.1
  Class B............................................               -                   -
  Class C............................................               -                   -
 Additional paid-in capital..........................            34.3                40.2
 Accumulated deficit.................................          (203.7)             (201.5)
 Cumulative foreign currency translation adjustment..            (0.5)               (0.5)
                                                              -------              ------
                                                                  6.2                 8.4
                                                              -------              ------
                                                               $615.6               612.7
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

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                             (Amounts in Millions)
                                  (Unaudited)

                                                                  Three Months Ended
                                                                      March 31,
                                                                 --------------------
                                                                    1997       1996
                                                                 ----------  --------
Revenue:
  Admissions...................................................     $121.7     107.3
  Concession sales.............................................       47.7      41.3
  Other........................................................        5.1       5.2
                                                                    ------     -----
                                                                     174.5     153.8
                                                                    ------     -----

Costs and expenses:
  Film rental and advertising expenses.........................       65.8      58.6
  Direct concession costs......................................        7.4       6.6
  Other operating expenses.....................................       65.5      63.5
  General and administrative (note 9)..........................        6.6       8.5
  Depreciation and amortization................................       18.4      17.2
                                                                    ------     -----
                                                                     163.7     154.4
                                                                    ------     -----

  Operating income (loss)......................................       10.8      (0.6)

Other income (expense) (note 10):
  Interest, net (note 4).......................................      (11.4)    (10.2)
  Share of losses of affiliates, net...........................       (0.5)        -
  Minority interests in earnings of consolidated subsidiaries..       (0.3)     (0.2)
  Other, net...................................................       (0.4)     (1.1)
                                                                    ------     -----
                                                                     (12.6)    (11.5)
                                                                    ------     -----

  Loss before income tax expense...............................       (1.8)    (12.1)

Income tax expense (note 7)....................................       (0.4)     (0.4)
                                                                    ------     -----

  Net loss.....................................................       (2.2)    (12.5)

Dividends on preferred stock (note 6)..........................       (5.9)     (5.2)
                                                                    ------     -----

  Net loss available to common stockholders....................     $ (8.1)    (17.7)
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

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

            Condensed Consolidated Statement of Stockholders' Equity
                             (Amounts in Millions)
                                  (Unaudited)


                                                                                               Cumulative
                                         Common   Common   Common  Additional               foreign currency       Total
                              Preferred   stock    stock    stock   paid-in   Accumulated      translation     stockholders'
                                stock    Class A  Class B  Class C  capital     deficit        adjustment          equity
                              ---------  -------  -------  ------- ---------- -----------   ----------------   -------------
Balance at January 1, 1997..     $170.1      0.1        -        -     40.2        (201.5)              (0.5)            8.4

Accretion of dividends on
  preferred stock...........        5.9        -        -        -     (5.9)            -                  -               -

Net loss....................          -        -        -        -        -          (2.2)                 -            (2.2)
                                -------   ------   ------  -------   ------    -----------        ----------       ---------
Balance at March 31, 1997...     $176.0      0.1        -        -     34.3        (203.7)              (0.5)            6.2
                                =======   ======   ======  =======   ======    ===========        ==========       =========



See accompanying notes to condensed consolidated financial statements.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flow
                             (Amounts in Millions)
                                  (Unaudited)

                                                                      Three Months Ended
                                                                          March 31,
                                                                     --------------------
                                                                       1997       1996
                                                                     ---------  ---------

Net cash provided by (used in) operating activities................    $ 20.7      (10.1)
                                                                       ------      -----

Cash flow from investing activities:
  Capital expenditures.............................................     (19.5)     (19.6)
  (Increase) decrease in construction in progress, net.............      (2.3)       0.7
  Increase in receivable from sale and leaseback escrow............      (2.1)      (5.0)
  Proceeds from sale and leaseback escrow..........................       7.8          -
  Investments in and receivables from theatre joint ventures, net..      (5.9)      (3.2)
  Other, net.......................................................      (0.3)      (0.5)
                                                                       ------      -----

  Net cash used in investing activities............................     (22.3)     (27.6)
                                                                       ------      -----

Cash flow from financing activities:
  Debt borrowings..................................................      35.0       15.9
  Debt repayments..................................................     (26.4)     (10.8)
  Increase (decrease) in cash overdraft............................      (6.3)      11.0
  Other, net.......................................................       0.4       (0.1)
                                                                       ------      -----

  Net cash provided by financing activities........................       2.7       16.0
                                                                       ------      -----

  Net increase (decrease) in cash..................................       1.1      (21.7)

Cash and cash equivalents:
  Beginning of period..............................................      10.1       32.5
                                                                       ------      -----

  End of period....................................................    $ 11.2       10.8
                                                                       ======      =====

Reconciliation of net loss to net cash provided by (used in)
  operating activities:
Net loss...........................................................    $ (2.2)     (12.5)
Effect of leases with escalating minimum annual rentals............       0.8        0.7
Depreciation and amortization......................................      18.4       17.2
Share of losses of affiliates, net.................................       0.5          -
Minority interests in earnings of consolidated subsidiaries........       0.3        0.2
Increase in receivables, prepaid expenses and
  other assets, net................................................      (1.3)      (0.3)
Increase (decrease) in accounts payable, accrued liabilities
  and other liabilities, net.......................................       4.2      (15.4)
                                                                       ------      -----

  Net cash provided by (used in) operating activities..............    $ 20.7      (10.1)
                                                                       ======      =====

See accompanying notes to condensed consolidated financial statements.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1997
                                  (Unaudited)


(1) General Information
    -------------------

    Oscar I Corporation ("OSCAR I") was formed in 1992 for the purpose of purchasing United Artists Theatre Circuit, Inc. ("UATC"). On May 12, 1992, OSCAR I purchased all of the outstanding common stock of UATC. UATC's principle line of business is the exhibition of motion pictures in the United States.

    In February 1995, an affiliated company, OSCAR II Corporation ("OSCAR II") was merged into OSCAR I. Prior to the merger, OSCAR II owned all of the outstanding capital stock of United Artists Realty ("UAR"). UAR and its wholly-owned subsidiaries, United Artists Properties I Corp. ("Prop I") and United Artists Properties II Corp. ("Prop II") were the owners and lessors of certain operating theatre properties to and operated by UATC.

    Certain prior period amounts have been reclassified for comparability with the 1997 presentation.

    In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made in the accompanying interim condensed consolidated financial statements which are necessary to present fairly the financial position of OSCAR I and the results of its operations. Interim results are not necessarily indicative of the results for the entire year because of fluctuations of revenue and related expenses resulting from the seasonality of attendance and the availability of popular motion pictures. These financial statements should be read in conjunction with the audited December 31, 1996 consolidated financial statements and notes thereto included as part of UATC's Form 10-K.

(2) Sale and Leaseback
    ------------------

    In December 1995, OSCAR I entered into a sale and leaseback transaction whereby the buildings and land underlying 31 of its operating theatres and four theatres and a screen addition under development were sold to, and leased back from, an unaffiliated third party. At December 31, 1996, approximately $7.8 million of sales proceeds were held in escrow for the remaining theatre and the screen addition under construction. These proceeds were paid to OSCAR I during March 1997 after construction of the remaining theatre and the screen addition was completed.

    OSCAR I realized a net gain of approximately $12.1 million as a result of this sale and leaseback transaction. For financial statement purposes, this gain has been deferred and is being recognized over the term of the lease as a reduction of rent expense.

    In November 1996, OSCAR I entered into another sale and leaseback transaction whereby the buildings and land underlying three of its operating theatres and two theatres under development were sold to, and leased back from, an unaffiliated third party. At March 31, 1997, approximately $12.3 million of sales proceeds were held in escrow and will be used to fund substantially all of the land and construction costs associated with the two theatres under development.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(3)  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------

     Cash payments for interest were $8.2 million and $7.8 million for the three months March 31, 1997 and 1996, respectively.

     OSCAR I accrued $5.9 million and $5.2 million of dividends during the three months ended March 31, 1997 and 1996, respectively, on its preferred stock.

(4)  Debt
     ----
     Debt is summarized as follows (amounts in millions):

                                           March 31,1997  December 31, 1996
                                           -------------  -----------------
          UATC Bank Credit Facility (a)..         $266.6              255.6
          UATC Senior Secured Notes (b)..          125.0              125.0
          UATC Other (c).................            7.3                8.4
          UAR Promissory Notes (d).......            8.9               10.0
          Prop I Mortgage Notes (e)......           54.0               54.1
                                                  ------              -----
                                                  $461.8              453.1
                                                  ======              =====

     (a) The bank credit facility (the "Bank Credit Facility") provides for term loans aggregating $250.0 million (the "Term Loans), a reducing revolving loan with commitments aggregating $87.5 million (the "Revolving Facility") and standby letters of credit aggregating $12.5 million (the "Standby Letters of Credit"). Principal on the Term Loans is payable in escalating semi-annual installments commencing December 31, 1996, with a final installment due March 31, 2002. The aggregate commitments available for borrowing under the Revolving Facility decline $8.75 million at December 31, 1997 and 1998, $13.125 million at December 31, 1999 and 2000 and $21.875 million at December 31, 2001 and March 31, 2002. Borrowings under the Bank Credit Facility provide for interest to be accrued at varying rates depending on the ratio of indebtedness to annualized operating cash flow, as defined. Interest is payable at varying dates depending on the type of rate selected by UATC, but no less frequently than once each quarter. The Bank Credit Facility contains certain provisions that require the maintenance of certain financial ratios and place limitations on additional indebtedness, disposition of assets, capital expenditures and payment of dividends. The Bank Credit Facility is secured by the stock of UATC, substantially all of UATC's subsidiaries and UAR, and is guaranteed by OSCAR I and substantially all of UATC's subsidiaries.

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

     (c) UATC's other debt at March 31, 1997 consists of various term loans, mortgage notes, capital leases and other borrowings. This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through March 1, 2006.

     (d) In conjunction with the acquisitions of certain theatres prior to 1992, UAR issued $51.6 million of non-interest bearing promissory notes to the sellers. Principal on the promissory notes is due quarterly through October 1999. For financial statement purposes, the promissory notes were discounted at UAR's effective borrowing rate on the date the promissory notes were executed.

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

     At March 31, 1997, UATC was party to interest rate cap agreements on $125.0 million of floating rate debt which provide for a LIBOR interest rate cap ranging between 6 1/2% and 7 1/2% and expire at various dates through 1998. UATC is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements. As OSCAR I has historically received payments relating to such interest rate cap agreements, it does not anticipate such non-performance in the future. OSCAR I amortizes the cost of its interest rate cap agreements to interest expense over the life of the agreement. Amounts received from the counterparties to the interest rate cap agreements are recorded as a reduction of interest expense.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(4)  Debt, continued
     ---------------

     At March 31, 1997, UATC I had approximately $58.5 million of unused revolving loan commitments pursuant to the Bank Credit Facility, $3.3 million of which has been used for the issuance of letters of credit. UATC pays commitment fees of 1/2% per annum on the average unused revolver commitments.

     For the three months ended March 31, 1997 and 1996, interest, net includes $0.5 million of amortization of deferred loan costs and $0.1 million of interest income.

(5)  Disclosures About Fair Value of Financial Instruments
     -----------------------------------------------------

     At March 31, 1997, the fair value of OSCAR I's cash and cash equivalents, outstanding borrowings under the Bank Credit Facility, the other debt, the promissory notes, and the Prop I Notes, and interest rate cap agreements approximated their carrying amount and the fair value of the Senior Secured Notes was approximately $130.0 million.

(6)  Preferred Stock
     ---------------

     The OSCAR I preferred stock is redeemable any time at the option of OSCAR I at its stated liquidation value plus accrued and unpaid dividends. Dividends accrue at a rate of 8% through December 31, 1995, 9% through December 31, 1996 and 14% thereafter, and are payable in cash or in kind through December 31, 1996. Dividends subsequent to December 31, 1996 are required to be paid in cash unless any senior debt facility of OSCAR I or UATC restricts payment. Currently, such restrictions exist. The preferred stock contains certain restrictions on, among other things, the incurrence of additional indebtedness by OSCAR I or its subsidiaries. Due to the perpetual nature of the preferred stock and the escalating terms of the required dividend rates, for financial reporting purposes, dividends have been accrued at a 14% per annum rate for all periods since issuance. At March 31, 1997, the actual redemption value in accordance with the terms of the preferred stock was approximately $138.1 million, or approximately $37.9 million less than the carrying amount at March 31, 1997.

(7)  Income Taxes
     ------------

     Consolidated subsidiaries in which OSCAR I owns less than 80% file separate federal income tax returns. The current and deferred federal and state income taxes of such subsidiaries are calculated on a separate return basis and are included in the accompanying condensed consolidated financial statements of OSCAR I.

     At March 31, 1997, OSCAR I had deferred tax assets and deferred tax liabilities of approximately $81.4 million and $11.8 million, respectively, relating primarily to OSCAR I's net operating loss carry-forward and the difference between the financial statement and income tax basis in OSCAR I's property and equipment. At March 31, 1997, OSCAR I had recorded a valuation allowance of approximately $69.6 million against the net deferred tax asset.

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

(9)  Corporate Restructuring
     -----------------------

     At the end of 1996, OSCAR I initiated a corporate restructuring plan intended to provide a higher level of focus on OSCAR I's domestic theatrical business at a lower annual cost. The corporate restructuring was completed in January 1997. A restructuring charge was recorded in 1996 for severance and other related expenses associated with the corporate restructuring.

(10) Subsequent Event
     ----------------

     On April 30, 1997, UATC sold its Hong Kong theatre investment to its partners for $17.5 million. This sale will result in a gain during the second quarter of 1997 of approximately $11.0 million for financial reporting purposes.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes thereto. Such financial statements provide additional information regarding the Company's financial activities and condition. The following discussion contains forward-looking statements and such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those discussed. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

                             RESULTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996

The following table summarizes certain operating data of the Company's theatres (dollars in millions, except admissions per weighted average operating theatre, admissions per weighted average operating screen and concession sales per weighted average operating theatre):

                                                 Three Months
                                                Ended March 31,            %
                                           ------------------------   Increase
                                              1997          1996     (Decrease)
                                           -----------  -----------  ----------
Operating Theatres/(1)/
 Revenue:
  Admissions.............................         $  121.7     107.3       13.4%
  Concession sales.......................             47.7      41.3       15.5
  Other..................................              4.8       4.8          -
 Direct Operating Expenses:
  Film rental and advertising expenses...             65.8      58.6       12.3
  Concession costs.......................              7.4       6.6       12.1
 Other Operating Expenses:
  Personnel expense......................             23.5      23.0        2.2
  Occupancy expense......................             22.3      20.8        7.2
  Miscellaneous operating expenses.......             22.3      22.4       (0.4)

 Weighted Avg. Operating Theatres/(2)/...              367       408      (10.0)
 Weighted Avg. Operating Screens/(2)/....            2,216     2,326       (4.7)
 Weighted Avg. Screens Per Avg. Theatre..              6.0       5.7        5.3
 Admissions Per Weighted Avg. Operating
  Theatre................................         $331,608   262,990       26.1
 Admissions Per Weighted Avg.
  Operating Screen.......................         $ 54,919    46,131       19.1
 Concession Sales Per Weighted Avg.
  Operating Theatre......................         $129,973   101,225       28.4

/(1)/ The operating theatres include revenue and expenses of all theatres operated by the Company which are more than 50% owned.

/(2)/ Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.

REVENUE FROM OPERATING THEATRES
-------------------------------

ADMISSIONS: Admissions revenue and admissions revenue per weighted average operating screen increased 13.4% and 19.1%, respectively, during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. These increases were primarily the result of a 5.7% increase in attendance and a 7.4% increase in the average ticket price. The increase in attendance was primarily due to the success of several films released during the quarter, in particular, the re-release of the Star Wars Trilogy, as well as the success of several films released toward the end of 1996 that carried over into 1997. The increase in the average ticket price was primarily due to an increase in ticket prices during late 1996 and a favorable mix of films. Admissions per weighted average operating theatre increased 26.1% during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 primarily as a result of the increased attendance and ticket prices discussed above, the opening of several new theatres which have higher admissions per theatre and the sale or closure of several smaller (in terms of screens) less productive theatres.

CONCESSION SALES: Concession sales revenue increased 15.5% during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, primarily as a result of the increased attendance discussed above and to a 9.3% increase in the average concession sale per patron. Concession sales per weighted average operating theatre increased 28.4% during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The increases in the average concession sale per patron and concession sales per weighted average operating theatre were attributable to certain selective price increases during late 1996, a favorable film mix, the Company's increased emphasis on training, the renovation of concession stands at certain existing theatres, the opening of several new theatres with more efficient concession operations and sale of certain less efficient older, smaller theatres.

OTHER: Other revenue is derived primarily from on-screen advertising, electronic video games located in theatre lobbies, theatre rentals, the rental of theatres on a networked and non-networked basis for corporate meetings, seminars and other training/educational uses by the Proteus Network(TM), non-theatrical related revenue from the Starport(TM) entertainment centers and other miscellaneous sources. Other revenue was constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

OPERATING EXPENSES FROM OPERATING THEATRES
------------------------------------------

FILM RENTAL AND ADVERTISING EXPENSES: Film rental and advertising expenses increased 12.3% during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, primarily as a result of the increase in admissions discussed above. Film rental and advertising expenses as a percentage of admissions revenue were 54.1% and 54.6% for the three months ended March 31, 1997 and 1996, respectively. The slight decrease in film rental and advertising as a percentage of admissions revenue related primarily to slightly lower advertising expenses as a percentage of admissions revenue.

CONCESSION COSTS: Concession costs include direct concession product costs and concession promotional expenses. Such costs increased 12.1% during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, primarily as a result of the increase in concession sales revenue discussed above. Concession costs as a percentage of concession sales revenue were 15.5% and 16.0% for the three months ended March 31, 1997 and 1996, respectively. The decrease in concession costs as a percent of concession sales for the three months ended March 31, 1997 as compared to March 31, 1996 was primarily due to the sale of advertising on popcorn containers which was offset against promotional expenses.

PERSONNEL EXPENSE: Personnel expense includes the salary and wages of the theatre manager and all theatre staff, commissions on concession sales, payroll taxes and employee benefits. Personnel expense increased 2.2% during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase in personnel expense was primarily attributable to the increase in the federal minimum wage on October 1, 1996 and to the increased attendance and concession sales discussed above, offset by more efficient theatre staffing. Personnel costs as a percentage of total revenue declined to 13.5% in 1997 versus 15.0% in 1996 as a result of the increased revenue, more efficient staffing and the fixed cost component of payroll costs.

OCCUPANCY EXPENSE: The Company's typical theatre lease arrangement provides for a base rental as well as contingent rentals that is a function of the underlying theatre's revenue over an agreed upon breakpoint. Occupancy rent expense increased 7.2% during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, primarily as a result of increased percentage rent and higher base rentals on newly opened theatres, partially offset by fewer weighted average operating theatres. In addition, occupancy expense for the three months ended March 31, 1997 and 1996 includes $0.8 million and $0.7 million, respectively, of non-cash charges relating to the effect of escalating leases which have been "straight-lined" for accounting purposes.

MISCELLANEOUS OPERATING EXPENSES: Miscellaneous operating expenses consist of utilities, repairs and maintenance, insurance, real estate and other taxes, supplies and other miscellaneous operating expenses. Miscellaneous operating expenses decreased 0.4% during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, primarily as a result of reduced utilities, repairs and maintenance and supplies associated with having fewer weighted average operating theatres.

The revenue and operating expenses discussed above are incurred exclusively within the Company's theatres. The other expense discussions below reflect the combined expenses of corporate, divisional, district and theatre operations.

GENERAL AND ADMINISTRATIVE EXPENSE
----------------------------------

General and administrative expense consists primarily of costs associated with corporate theatre administration and operating personnel, international staff, Proteus Network(TM) sales and marketing staff and other support functions located at the Company's corporate headquarters, two film booking and three regional operating offices and 13 district theatre operations offices (generally located in theatres). At the end of 1996, the Company initiated a corporate restructuring plan intended to provide a higher level of focus on the Company's theatrical business at a lower annual cost. This corporate restructuring which was completed in January 1997 is projected to reduce annual general and administrative expenses by approximately 20% on an annual basis. General and administrative expense decreased $1.9 million, or 22.9%, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, primarily as a result of the corporate restructuring.

DEPRECIATION AND AMORTIZATION
-----------------------------

Depreciation and amortization expense includes the depreciation of theatre buildings and equipment and the amortization of theatre lease costs and certain non-compete agreements. Depreciation and amortization increased $1.2 million during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, primarily due to depreciation charges on the Company's newly opened theatres. Included in depreciation and amortization expense for the three months ended March 31, 1997 and 1996 is a $6.0 million charge associated with certain assets acquired as part of the Acquisition which are being amortized over a five year life. In May 1997, such assets will be fully amortized and, as a result, no further amortization expense will be recorded associated with those assets subsequent to May 1997.

OPERATING INCOME
----------------

During the three months ended March 31, 1997, the Company had operating income of $8.8 million versus an operating loss of $2.8 million for the three months ended March 31, 1996, or an increase of $11.6 million. This increase in operating income relates to higher revenues and higher operating margins and lower general and administrative expenses, partially offset by higher depreciation and amortization expenses.

INTEREST
--------

Interest expense increased $1.0 million for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, due to higher market interests rates on floating rate borrowings and slightly higher average debt balances.

NET LOSS
--------

During the three months ended March 31, 1997, the Company incurred a net loss of $2.3 million compared to a net loss of $12.8 million for the three months ended March 31, 1996. This decrease in net loss relates primarily to the increase in operating income discussed above, partially offset by slightly higher interest expense.

                        LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1997, cash provided by operating activities increased by $31.1 million as compared to the three months ended March 31, 1996. Cash provided by operating activities of $19.8 million, in addition to $3.6 million of cash provided by financing activities and $7.8 million of proceeds from the sale and leaseback escrow were used to fund $21.7 million of net capital expenditures and $5.9 million of investments in and receivables from theatre joint ventures and other investments.

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

On December 13, 1995, the Company entered into a sale and leaseback transaction whereby the land and buildings underlying ten of its operating theatres and four theatres and a screen addition under development were sold to, and leased back from an unaffiliated third party. At December 31, 1996, approximately $7.8 million of sales proceeds were held in escrow for the final theatre and the screen addition under construction. These proceeds were paid to the Company during March 1997 after construction of the remaining theatre and the screen addition was completed.

In November 1996, the Company entered into another sale and leaseback transaction whereby the buildings and land underlying three of its operating theatres and two theatres under development were sold to, and leased back from an unaffiliated third party. At March 31, 1997, approximately $12.3 million of sales proceeds were held in escrow and will be used to fund substantially all of the land and construction costs associated with the two theatres under development.

During December 1996, the Company initiated a new investment strategy which is primarily focused on the development of new theatres and renovations to existing high revenue theatres in markets in the United States where the Company has a significant operating presence. As part of this increased focus on its U.S. operations, the Company has restructured and realigned its corporate overhead functions and is seeking to sell or restructure several of its international investments. The proceeds received from the sale of international investments and corporate overhead savings will be redeployed into new theatre developments or the renovation of existing key theatres in the Company's core markets and/or used to pay down existing debt.

As part of its strategic plan, the Company intends to continue to dispose of, through sale or lease terminations, certain of its operating theatres and real estate which are non-strategic or underperforming. Net proceeds from these increased disposition efforts will be used to repay existing debt and/or redeployed into new higher margin theatres. While there can be no assurance that such sales or lease termination efforts will be successful, several sales and lease negotiations have been completed or are under contract and negotiations are ongoing with respect to several other theatres and parcels of real estate. During the three months ended March 31, 1997, the Company closed three theatres (12 screens). The theatres which were closed were unprofitable and were not considered part of the Company's long-term strategic plans.

In an effort to limit the amount of investment exposure on any one project, the Company typically develops theatre projects where the land and building is leased through long-term operating leases. However, where such lease transactions are not available, the Company will invest in the land and development of the entire theatre facility (fee-owned) and then seek to enter into a sale and leaseback transaction after the theatre is opened. Regardless of whether the theatre is fee-owned or leased, in most cases the equipment and other theatre fixtures are owned by the Company. For the three months ended March 31, 1997, the Company invested approximately $21.7 million on the development of six new theatres (61 screens) which opened during the period, construction on six theatres (71 screens) expected to open during the remainder of 1997 or in 1998 and recurring maintenance to certain existing theatres.

At March 31, 1997, the Company had entered into theatre construction and equipment commitments aggregating approximately $85.7 million for 19 theatres which the Company intends to open through December 31, 1998. Such amount relates only to projects in which the Company had executed a definitive lease agreement and all significant lease contingencies have been satisfied. Of the committed amount, approximately $12.3 million will be reimbursed to the Company or paid directly from proceeds of the sale and leaseback transaction currently held in escrow.

On April 30, 1997, the Company sold its Hong Kong theatre investment to its partners for $17.5 million. This sale will result in a gain during the second quarter of 1997 of approximately $11.0 million for financial reporting purposes.

The level of continued investing activities by the Company is dependent on, among other factors, its on-going operating liquidity and to other sources of liquidity. One measure commonly used in the theatrical industry to measure operating liquidity is referred to as "Interest Coverage." Interest Coverage is the ratio of Operating Cash Flow (operating income before depreciation, amortization and other non-recurring or non-cash operating credits or charges) to interest expense (excluding amortization of deferred loan costs). Following is a calculation of Operating Cash Flow and Interest Coverage for each of the three months ended March 31, 1997 and 1996, including a reconciliation of Operating Income to Operating Cash Flow ($ in millions):

                                     1997   1996
                                     -----  -----
    Operating Income (Loss)          $ 8.8  (2.8)
    Depreciation and Amortization     17.7  16.5
    Non-Cash Rent                      0.8   0.7
                                     -----  ----
      Operating Cash Flow            $27.3  14.4
                                     =====  ====

      Interest Expense               $ 9.2   8.2
                                     =====  ====

      Interest Coverage Ratio          3.0   1.8
                                     =====  ====

As shown above, the Company's Interest Coverage Ratio increased significantly from 1.8 times for the three months ended March 31, 1996 to 3.0 times for the three months ended March 31, 1997, primarily as a result of the increased operating income for the three months ended March 31, 1997, partially offset by slightly higher interest expense.

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

Another measure of liquidity is net cash provided by or used in operating activities as reflected in the accompanying Consolidated Statements of Cash Flow. For the three months ended March 31, 1997, $19.8 million of net cash was provided by operating activities. This compares to $11.3 million of net cash used in operating activities for the three months ended March 31, 1996. This measurement shows the net cash from the operation of the Company which provided for the Company's liquidity needs after taking into consideration certain additional costs of doing business which are not reflected in the Operating Cash Flow calculations discussed above.

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



                             UNITED ARTISTS THEATRE CIRCUIT, INC.
                             (Registrant)



                             /S/ Kurt C. Hall
                             ---------------------------------------------------
                             BY: Kurt C. Hall
                                 Acting Chief Operating Officer,
                                 Executive Vice President
                                 and Chief Financial Officer



Date:  May 7, 1997