Form 10-Q
period 1997-09-30
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 1997-11-14
CIK 889570

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                                 F O R M  10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1997

                                    OR


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from ________ to ________


Commission File Number  33-49598
                        333-1024

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Maryland                                 13-1424080
     --------------------------              -------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)


9110 East Nichols Avenue, Suite 200
Englewood, CO                                             80112
-----------------------------------          -------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:      (303) 792-3600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X      No
                      ----------    ----------

The number of shares outstanding of $1.00 par value common stock at November 7, 1997 was 100 shares.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.

                         Quarterly Report on Form 10-Q

                              September 30, 1997

                                  (Unaudited)

                               TABLE OF CONTENTS



PART I     Financial Information                                    PAGE NUMBER
                                                                    -----------

Item 1.    Financial Statements
-------    --------------------

UNITED ARTISTS THEATRE CIRCUIT, INC.
           Condensed Consolidated Balance Sheets........................  3
           Condensed Consolidated Statements of Operations..............  4
           Condensed Consolidated Statement of Stockholder's Equity.....  5
           Condensed Consolidated Statements of Cash Flow...............  6
           Notes to Condensed Consolidated Financial Statements.........  7

GUARANTOR - OSCAR I CORPORATION
           Condensed Consolidated Balance Sheets........................ 13
           Condensed Consolidated Statements of Operations.............. 14
           Condensed Consolidated Statement of Stockholders' Equity
            (Deficit)................................................... 15
           Condensed Consolidated Statements of Cash Flow............... 16
           Notes to Condensed Consolidated Financial Statements......... 17

Item 2. Management's Discussion and Analysis of
------- ----------------------------------------
        Financial Condition and Results of Operations................... 23
        ----------------------------------------------

Item 5. Other Information............................................... 29
------- -----------------

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                             (Amounts in Millions)
                                  (Unaudited)

                                                       September 30, 1997   December 31, 1996
                                                       -------------------  ------------------
                       Assets
                       ------
Cash and cash equivalents............................             $   6.4                 9.6
Notes and other receivables, net.....................                32.8                46.5
Prepaid expenses and concession inventory............                18.5                15.4
Investments and related receivables..................                16.4                30.2
Property and equipment, at cost:
 Land................................................                33.9                31.6
 Theatre buildings, equipment and other..............               431.7               395.1
                                                                  -------              ------
                                                                    465.6               426.7
 Less accumulated depreciation and amortization......              (140.3)             (119.8)
                                                                  -------              ------
                                                                    325.3               306.9
                                                                  -------              ------

Intangible assets, net...............................               106.9               127.5
Other assets, net....................................                 8.1                12.0
                                                                  -------              ------
                                                                  $ 514.4               548.1
                                                                  =======              ======

         Liabilities and Stockholder's Equity
         -------------------------------------
Accounts payable.....................................             $  63.0                79.9
Accrued liabilities..................................                24.9                27.3
Other liabilities....................................                27.5                24.4
Debt (note 4)........................................               382.6               389.0
                                                                  -------              ------
 Total liabilities...................................               498.0               520.6
                                                                  -------              ------

Minority interests in equity of consolidated
 subsidiaries........................................                 7.4                 7.0

Stockholder's equity:
 Preferred stock (note 6)............................               187.9               170.1
 Common stock........................................                   -                   -
 Additional paid-in capital..........................                35.0                52.8
 Accumulated deficit.................................              (212.3)             (202.5)
 Cumulative foreign currency translation adjustment..                (0.2)               (0.5)
 Intercompany account................................                (1.4)                0.6
                                                                  -------              ------
                                                                      9.0                20.5
                                                                  -------              ------
                                                                  $ 514.4               548.1
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

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                             (Amounts in Millions)
                                  (Unaudited)

                                                    Three Months          Nine Months         Three Months          Nine Months
                                                        Ended                Ended                Ended                Ended
                                                 September 30, 1997   September 30, 1997   September 30, 1996   September 30, 1996
                                                 -------------------  -------------------  -------------------  -------------------
Revenue:
  Admissions...................................          $131.5                360.5                132.0                354.2
  Concession sales.............................            52.8                144.7                 53.8                141.2
  Other........................................             4.9                 14.8                  6.0                 16.1
                                                         ------                -----                -----                -----
                                                          189.2                520.0                191.8                511.5
                                                         ------                -----                -----                -----
Costs and expenses:
  Film rental and advertising expenses.........            74.9                201.0                 74.5                194.9
  Direct concession costs......................             8.2                 22.8                  8.7                 22.6
  Other operating expenses (note 2)............            71.3                204.5                 71.0                200.9
  Affiliate lease rentals (note 7).............             2.4                  7.3                  2.6                  7.6
  General and administrative (notes 7 and 12)..             6.1                 18.1                  8.1                 24.8
  Restructuring charge (note 12)...............               -                  0.7                    -                    -
  Depreciation and amortization (note 9).......            19.9                 60.9                 18.1                 52.1
                                                         ------                -----                -----                -----
                                                          182.8                515.3                183.0                502.9
                                                         ------                -----                -----                -----

  Operating income.............................             6.4                  4.7                  8.8                  8.6

Other income (expense):
  Interest, net (notes 4 and 7)................            (9.7)               (28.3)                (9.4)               (27.4)
  Gain on disposition of assets (note 8).......             6.2                 18.0                    -                    -
  Share of losses of affiliates, net...........               -                 (0.9)                   -                    -
  Minority interests in earnings of
    consolidated subsidiaries..................            (0.3)                (0.8)                (0.3)                (0.8)
  Other, net...................................            (0.5)                (1.5)                (1.3)                (2.7)
                                                         ------                -----                -----                -----
                                                           (4.3)               (13.5)               (11.0)               (30.9)
                                                         ------                -----                -----                -----

  Income (loss) before income tax expense......             2.1                 (8.8)                (2.2)               (22.3)

Income tax expense (note 10)...................            (0.4)                (1.0)                (0.4)                (1.1)
                                                         ------                -----                -----                -----

  Net income (loss)............................             1.7                 (9.8)                (2.6)               (23.4)

Dividend on preferred stock (note 6)...........            (6.0)               (17.8)                (5.3)               (15.7)
                                                         ------                -----                -----                -----

  Net loss available to common
   stockholder.................................          $ (4.3)               (27.6)                (7.9)               (39.1)
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

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

            Condensed Consolidated Statement of Stockholder's Equity
                             (Amounts in Millions)
                                  (Unaudited)

                                                                                             Cumulative
                                                                                          foreign currency
                                         Preferred  Common     Additional    Accumulated    translation    Intercompany
                                           stock    stock   paid-in capital   deficit        adjustment     account
                                           -----    -----   ---------------   -------        ----------     -------

Balance at January 1, 1997...............  $170.1       -       52.8          (202.5)         (0.5)           0.6

Accretion of dividends on
  preferred stock........................    17.8       -      (17.8)              -             -              -

Net change in intercompany account.......       -       -          -               -             -           (2.0)

Foreign currency translation adjustment..       -       -          -               -           0.3              -

Net loss.................................       -       -          -            (9.8)            -              -

Balance at September 30, 1997............  $187.9       -       35.0          (212.3)         (0.2)          (1.4)
                                           ======     ===      =====          =======        =====          =====
                                                Total
                                             stockholder's
                                               equity
                                               ------
Balance at January 1, 1997...............      20.5

Accretion of dividends on
  preferred stock........................         -

Net change in intercompany account.......      (2.0)

Foreign currency translation adjustment..       0.3

Net loss.................................      (9.8)

Balance at September 30, 1997............       9.0
                                              =====


See accompanying notes to condensed consolidated financial statements.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flow
                             (Amounts in Millions)
                                  (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                    -------------------
                                                                      1997       1996
                                                                    ---------  --------
Net cash provided by operating activities.........................   $  27.9       5.7

Cash flow from investing activities:
  Capital expenditures............................................     (51.3)    (56.4)
  (Increase) decrease in construction in progress, net............      (5.9)      2.2
  Increase in receivable from sale and leaseback escrow...........      (8.3)    (11.1)
  Proceeds from sale and leaseback escrow.........................      14.0      11.6
  Proceeds from disposition of assets, net........................      49.0       6.6
  Investment in and receivables from theatre joint ventures, net..     (18.3)     (8.5)
  Other, net......................................................      (0.3)     (5.1)
                                                                     -------     -----
    Net cash used in investing activities.........................     (21.1)    (60.7)
                                                                     -------     -----

Cash flow from financing activities:
  Debt borrowings.................................................     109.9      90.9
  Debt repayments.................................................    (116.3)    (70.0)
  Net change in intercompany account..............................      (2.0)      0.5
  Increase (decrease) in cash overdraft...........................      (1.2)      9.0
  Increase in related party receivables...........................      (0.1)     (2.6)
  Other, net......................................................      (0.3)     (0.1)
                                                                     -------     -----
    Net cash provided by (used in) financing activities...........     (10.0)     27.7
                                                                     -------     -----

    Net decrease in cash..........................................      (3.2)    (27.3)

Cash and cash equivalents:
  Beginning of period.............................................       9.6      32.4
                                                                     -------     -----
  End of period...................................................   $   6.4       5.1
                                                                     =======     =====

Reconciliation of net loss to net cash provided by
    operating activities:
  Net loss........................................................   $  (9.8)    (23.4)
  Effect of leases with escalating minimum annual rentals.........       2.6       2.3
  Depreciation and amortization...................................      60.9      52.1
  Gain on disposition of assets, net..............................     (18.0)        -
  Share of losses of affiliates, net..............................       0.9         -
  Minority interests in earnings of consolidated subsidiaries.....       0.8       0.8
  (Increase) decrease in receivables, prepaid expenses and
   other assets, net..............................................       3.2      (0.8)
  Decrease in accounts payable, accrued liabilities and
   other liabilities, net.........................................     (12.7)    (25.3)
                                                                     -------     -----
  Net cash provided by operating activities.......................   $  27.9       5.7
                                                                     =======     =====


See accompanying notes to condensed consolidated financial statements.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997
                                  (Unaudited)

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

    In November 1996, the Company entered into another sale and leaseback transaction whereby the buildings and land underlying three of its operating theatres and two theatres under development were sold to, and leased back from, an unaffiliated third party. During the nine months ended September 30, 1997, the Company received $6.2 million of proceeds relating to this sale and leaseback transaction. At September 30, 1997, approximately $6.1 million of sales proceeds were held in escrow and will be used to fund construction costs associated with the two theatres under development.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(3) Supplemental Disclosure of Cash Flow Information
    ------------------------------------------------

    Cash payments for interest were $23.9 million and $24.3 million for the nine months ended September 30, 1997 and 1996, respectively.

    Cash payments by certain less than 80% owned entities for incomes taxes were $1.0 million and $1.6 million for the nine months ended September 30, 1997 and 1996, respectively.

    The Company accrued $17.8 million and $15.7 million of dividends during the nine months ended September 30, 1997 and 1996, respectively, on its preferred stock.

(4) Debt
    ----

    Debt is summarized as follows (amounts in millions):

                                      September 30, 1997  December 31, 1996
                                      ------------------  -----------------
    Bank Credit Facility (a)..              $247.4              255.6
    Senior Secured Notes (b)..               125.0              125.0
    Other (c).................                10.2                8.4
                                            ------              -----
                                            $382.6              389.0
                                            ======              =====

     (a) The bank credit facility (the "Bank Credit Facility") provides for term loans aggregating $250.0 million (the "Term Loans"), a reducing revolving loan with commitments aggregating $87.5 million (the "Revolving Facility") and standby letters of credit aggregating $12.5 million (the "Standby Letters of Credit"). Principal on the Term Loans is payable in escalating semi-annual installments commencing December 31, 1996, with a final installment due March 31, 2002. The aggregate commitments available for borrowing under the Revolving Facility decline $8.75 million at December 31, 1997 and 1998, $13.125 million at December 31, 1999 and 2000 and $21.875 million at December 31, 2001 and March 31, 2002. Borrowings under the Bank Credit Facility provide for interest to be accrued at varying rates depending on the ratio of indebtedness to annualized operating cash flow, as defined. Interest is payable at varying dates depending on the type of rate selected by the Company, but no less frequently than once each 90 days. The Bank Credit Facility contains certain provisions that require the maintenance of certain financial ratios and place limitations on additional indebtedness, disposition of assets, capital expenditures and payment of dividends. The Bank Credit Facility is secured by the stock of the Company, substantially all of the Company's subsidiaries and United Artists Realty Company ("UAR"), a separate wholly-owned subsidiary of OSCAR I, and is guaranteed by OSCAR I and substantially all of the Company's subsidiaries. During 1997, the Company repaid $10.8 million of the Term Loans in conjunction with certain asset dispositions. These repayments have been applied pro rata against the remaining semi-annual Term Loan principal installments.

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

     (c) Other debt at September 30, 1997 consists of various term loans, mortgage notes, capital leases and other borrowings of majority owned subsidiaries. This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through March 1, 2007.

     At September 30, 1997, the Company was party to interest rate cap agreements on $100.0 million of floating rate debt which provide for a LIBOR interest rate cap of 7 1/2% and expire at various dates through 1999. The Company is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements. As the Company has historically received payments relating to its interest rate cap agreements, it does not anticipate such non-performance in the future. The Company amortizes the cost of its interest rate cap agreements to interest expense over the life of the underlying agreement. Amounts received from the counterparties to the interest rate cap agreements are recorded as a reduction of interest expense.

     At September 30, 1997, the Company had approximately $57.5 million of unused revolving loan commitments pursuant to the Bank Credit Facility, $2.9 million of which has been used for the issuance of letters of credit. The Company pays commitment fees of 3/8% per annum on the average unused revolver commitments.

     Interest, net includes the amortization of deferred loan costs of $0.5 million for the three months ended September 30, 1997 and 1996, and $1.5 million for the nine months ended September 30, 1997 and 1996. Additionally, interest, net includes interest income of $0.4 million and $0.3 million for the three months ended September 30, 1997 and 1996, respectively, and $1.4 million and $1.0 million for the nine months ended September 30, 1997 and 1996, respectively.

(5)  Disclosures About Fair Value of Financial Instruments
     -----------------------------------------------------

     At September 30, 1997, the fair value of the Company's cash and cash equivalents, outstanding borrowings under the Bank Credit Facility and interest rate cap agreements approximated their carrying amount and the fair value of the Senior Secured Notes was approximately $130.6 million.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(6) Preferred Stock
    ---------------

    The preferred stock is redeemable at any time at the option of the Company at its stated liquidation value plus accrued and unpaid dividends.
    Dividends accrue at a rate of 8% through December 31, 1995, 9% through December 31, 1996 and 14% thereafter, and are payable in cash or in kind through December 31, 1996. Dividends subsequent to December 31, 1996 are required to be paid in cash unless any senior debt facility restricts such cash payments. Currently, such restrictions exist. The preferred stock contains certain restrictions on, among other things, the incurrence of additional indebtedness by the Company or its subsidiaries. Due to the perpetual nature of the preferred stock and the escalating terms of the required dividend rates, for financial reporting purposes, dividends have been accrued at a 14% per annum rate for all periods since issuance. At September 30, 1997, the actual redemption value in accordance with the terms of the preferred stock was approximately $147.4 million, or approximately $40.5 million less than the carrying amount at September 30, 1997.

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

    In order to fund the cost of additions and/or renovations to the theatres leased by the Company from UAR or Prop I, the Company has periodically made advances to UAR. Interest on the advances accrues at the prime rate and amounted to $0.3 million for the three months ended September 30, 1997 and 1996, and $1.0 million and $0.8 million for the nine months ended September 30, 1997 and 1996, respectively.

    The Company is a party to a management agreement with UAR. Such management agreement provides for a fee to be paid to the Company in return for certain accounting and management services. These fees are recorded as a reduction of general and administrative expenses in the accompanying condensed consolidated financial statements and approximated $0.1 million for the three months ended September 30, 1997 and 1996, and $0.4 million for the nine months ended September 30, 1997 and 1996.

(8) Gain on Disposition of Assets
    -----------------------------

    During April 1997, the Company sold its 50% interest in a Hong Kong theatre company to its partners for approximately $17.5 million and, during September 1997, the Company sold its theatre investments in Mexico and Argentina for approximately $25.0 million. During the nine months ended September 30, 1997, the Company sold various non-strategic or underperforming theatres for net cash proceeds of approximately $6.5 million. Subsequent to September 30, 1997, the Company entered into an agreement to sell a portion of its theatre investments in Singapore and Thailand for approximately $8.1 million.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued

(9)   Impairment of Assets
      --------------------

      During the three and nine months ended September 30, 1997, the Company recorded non-cash charges for the impairment of its long-lived assets of $7.0 million and $15.5 million, respectively.

(10)  Income Taxes
      ------------

      The Company and each of its 80% or more owned subsidiaries are included in OSCAR I's consolidated federal income tax returns. Pursuant to a tax sharing agreement with OSCAR I, the Company and each of its 80% or more owned consolidated subsidiaries are allocated a portion of OSCAR I's current federal income tax expense (benefit). Such allocations are determined as if the Company and each of its 80% or more owned consolidated subsidiaries were separate tax paying entities within the consolidated group. For the three months and nine months ended September 30, 1997 and 1996, the Company and each of its 80% or more owned consolidated subsidiaries were allocated no current federal income tax expense (benefit) pursuant to such tax sharing agreement as a result of the group's overall net loss position.

      Consolidated subsidiaries in which the Company owns less than 80% file separate federal income tax returns. The current and deferred federal and state income taxes of such subsidiaries are calculated on a separate return basis and are included in the accompanying condensed consolidated financial statements of the Company.

      At September 30, 1997, the Company had deferred tax assets and deferred tax liabilities of approximately $77.6 million and $10.2 million, respectively, relating primarily to the Company's net operating loss carry-forward and the difference between the financial statement and income tax basis in the Company's property and equipment. At September 30, 1997, the Company had recorded a valuation allowance of approximately $67.4 million against the net deferred tax asset.

      At December 31, 1996, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $174.0 million which will begin to expire in 2007.

(11)  Commitments and Contingencies
      -----------------------------

      At September 30, 1997, the Company had outstanding approximately $15.4 million of letters of credit, $12.5 million of which relates to the indebtedness of Prop I.

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


(11) Commitments and Contingencies, continued
     ----------------------------------------

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

(12) Corporate Restructuring
     -----------------------

     At the end of 1996, the Company initiated a corporate restructuring plan intended to provide a higher level of focus on the Company's domestic theatrical business at a lower annual cost. The corporate restructuring was substantially completed in January 1997. A restructuring charge of $0.7 million and $1.9 million was recorded during 1997 and the fourth quarter of 1996, respectively, for severance and other related expenses associated with the corporate restructuring.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                             (Amounts in Millions)
                                  (Unaudited)

                                                          September 30, 1997   December 31, 1996
                                                          ------------------   -----------------
                  Assets
                 --------
Cash and cash equivalents............................          $   7.1                10.1
Notes and other receivables, net.....................             17.5                32.0
Prepaid expenses and concession inventory............             18.5                15.4
Investments and related receivables..................             16.4                30.2
Property and equipment, at cost:
 Land................................................             61.9                62.2
 Theatre buildings, equipment and other..............            488.5               453.2
                                                               -------              ------
                                                                 550.4               515.4
 Less accumulated depreciation and amortization......           (152.4)             (130.4)
                                                               -------              ------
                                                                 398.0               385.0
                                                               -------              ------

Intangible assets, net...............................            106.9               127.5
Other assets, net....................................              8.3                12.5
                                                               -------              ------
                                                               $ 572.7               612.7
                                                               =======              ======

    Liabilities and Stockholders' Equity (Deficit)
   ------------------------------------------------
Accounts payable.....................................          $  63.0                79.9
Accrued liabilities..................................             25.3                28.1
Other liabilities (note 2)...........................             42.8                36.2
Debt (note 4)........................................            435.7               453.1
                                                               -------              ------
 Total liabilities...................................            566.8               597.3
                                                               -------              ------

Minority interests in equity of consolidated
 subsidiaries........................................              7.4                 7.0

Stockholders' equity (deficit):
 Preferred stock (note 6)............................            187.9               170.1
 Common stock:
  Class A............................................              0.1                 0.1
  Class B............................................                -                   -
  Class C............................................                -                   -
 Additional paid-in capital..........................             20.6                40.2
 Accumulated deficit.................................           (209.9)             (201.5)
 Cumulative foreign currency translation adjustment..             (0.2)               (0.5)
                                                               -------              ------
                                                                  (1.5)                8.4
                                                               -------              ------
                                                               $ 572.7               612.7
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

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                             (Amounts in Millions)
                                  (Unaudited)

                                                Three Months          Nine Months         Three Months          Nine Months
                                                    Ended                Ended                Ended                Ended
                                             September 30, 1997   September 30, 1997   September 30, 1996   September 30, 1996
                                             -------------------  -------------------  -------------------  -------------------
Revenue:
  Admissions...............................          $131.5                360.5                132.0                354.2
  Concession sales.........................            52.8                144.7                 53.8                141.2
  Other....................................             5.2                 15.8                  6.4                 17.1
                                                     ------                -----                -----                -----
                                                      189.5                521.0                192.2                512.5
                                                     ------                -----                -----                -----

Costs and expenses:
  Film rental and advertising expenses.....            74.9                201.0                 74.5                194.9
  Direct concession costs..................             8.2                 22.8                  8.7                 22.6
  Other operating expenses (note 2)........            71.3                204.2                 71.0                200.5
  General and administrative (note 11).....             6.3                 18.6                  8.1                 25.2
  Restructuring charge (note 11)...........               -                  0.7                    -                    -
  Depreciation and amortization (note 8)...            20.6                 63.0                 18.8                 54.1
                                                     ------                -----                -----                -----
                                                      181.3                510.3                181.1                497.3
                                                     ------                -----                -----                -----

  Operating income.........................             8.2                 10.7                 11.1                 15.2

Other income (expense):
  Interest, net (note 4)...................           (11.9)               (34.9)               (11.4)               (33.3)
  Gain on disposition of assets (note 7)...             8.2                 20.0                    -                    -
  Share of losses of affiliates, net.......               -                 (0.9)                   -                    -
  Minority interests in earnings of
    consolidated subsidiaries..............            (0.3)                (0.8)                (0.3)                (0.8)
  Other, net...............................            (0.5)                (1.5)                (1.1)                (2.6)
                                                     ------                -----                -----                -----
                                                       (4.5)               (18.1)               (12.8)               (36.7)
                                                     ------                -----                -----                -----

  Income (loss) before income tax expense..             3.7                 (7.4)                (1.7)               (21.5)

Income tax expense (note 9)................            (0.4)                (1.0)                (0.4)                (1.1)
                                                     ------                -----                -----                -----

  Net income (loss)........................             3.3                 (8.4)                (2.1)               (22.6)

Dividend on preferred stock (note 6).......            (6.0)               (17.8)                (5.3)               (15.7)
                                                     ------                -----                -----                -----

  Net loss available to
    common stockholders....................          $ (2.7)               (26.2)                (7.4)               (38.3)
                                                     ======                =====                =====                =====


See accompanying notes to condensed consolidated financial statements.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                             (Amounts in Millions)
                                  (Unaudited)


                                                                                                     Cumulative
                                            Common   Common   Common   Additional                 foreign currency        Total
                                Preferred   stock    stock    stock     paid-in    Accumulated      translation      stockholders'
                                 stock     Class A  Class B  Class C    capital      deficit        adjustment      equity (deficit)
                                 -----     -------  -------  -------    -------      -------        ----------      ----------------


Balance at January 1, 1997...     $170.1      0.1        -       -        40.2        (201.5)         (0.5)              8.4

Repurchase of common stock...          -        -        -       -        (1.8)            -             -              (1.8)

Accretion of dividends on
 preferred stock.............       17.8        -        -       -       (17.8)            -             -                 -

Foreign currency translation
 adjustment..................          -        -        -       -           -             -           0.3               0.3

Net loss.....................          -        -        -       -           -          (8.4)            -              (8.4)
                                  ------     ----     -----    ----      -----        -------         -----             -----
Balance at September 30, 1997     $187.9      0.1        -       -        20.6        (209.9)         (0.2)             (1.5)
                                  ======     ====     =====    ====      =====        =======         =====             =====



See accompanying notes to condensed consolidated financial statements.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flow
                             (Amounts in Millions)
                                  (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                    -------------------
                                                                      1997       1996
                                                                    ---------  --------
Net cash provided by operating activities.........................   $  29.2       7.8

Cash flow from investing activities:
  Capital expenditures............................................     (52.7)    (57.4)
  (Increase) decrease in construction in progress, net............      (5.9)      2.2
  Increase in receivable from sale and leaseback escrow...........      (8.3)    (11.1)
  Proceeds from sale and leaseback escrow.........................      14.0      11.6
  Proceeds from disposition of assets, net........................      59.5       6.6
  Investment in and receivables from theatre joint ventures, net..     (18.3)     (8.5)
  Other, net......................................................       0.1      (5.0)
                                                                     -------     -----
    Net cash used in investing activities.........................     (11.6)    (61.6)
                                                                     -------     -----

Cash flow from financing activities:
  Debt borrowings.................................................     109.9      90.9
  Debt repayments.................................................    (127.3)    (73.3)
  Increase (decrease) in cash overdraft...........................      (1.2)      9.0
  Other, net......................................................      (2.0)     (0.2)
                                                                     -------     -----
    Net cash provided by (used in) financing activities...........     (20.6)     26.4
                                                                     -------     -----

    Net decrease in cash..........................................      (3.0)    (27.4)

Cash and cash equivalents:
  Beginning of period.............................................      10.1      32.5
                                                                     -------     -----
  End of period...................................................   $   7.1       5.1
                                                                     =======     =====

Reconciliation of net loss to net cash provided by
    operating activities:
  Net loss........................................................   $  (8.4)    (22.6)
  Effect of leases with escalating minimum annual rentals.........       2.6       2.3
  Depreciation and amortization...................................      63.0      54.1
  Gain on disposition of assets, net..............................     (20.0)        -
  Share of losses of affiliates, net..............................       0.9         -
  Minority interests in earnings of consolidated subsidiaries.....       0.8       0.8
  (Increase) decrease in receivables, prepaid expenses and
   other assets, net..............................................       4.0      (0.6)
  Decrease in accounts payable, accrued liabilities
    and other liabilities, net....................................     (13.7)    (26.2)
                                                                     -------     -----
  Net cash provided by operating activities.......................   $  29.2       7.8
                                                                     =======     =====

See accompanying notes to condensed consolidated financial statements.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997
                                  (Unaudited)

(1) General Information
    -------------------

    Oscar I Corporation ("OSCAR I") was formed in 1992 for the purpose of purchasing United Artists Theatre Circuit, Inc. ("UATC"). On May 12, 1992, OSCAR I purchased all of the outstanding common stock of UATC. UATC's principle line of business is the operation of motion picture theatres in the United States.

    In conjunction with the acquisition of UATC by OSCAR I in 1992, OSCAR II Corporation ("OSCAR II") acquired all of the outstanding capital stock of United Artists Realty ("UAR"). UAR and its wholly-owned subsidiaries, United Artists Properties I Corp. ("Prop I") and United Artists Properties II Corp. ("Prop II") were the owners and lessors of certain operating theatre properties to and operated by UATC. In February 1995, OSCAR II was merged into OSCAR I.

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

    In November 1996, OSCAR I entered into another sale and leaseback transaction whereby the buildings and land underlying three of its operating theatres and two theatres under development were sold to, and leased back from, an unaffiliated third party. During the nine months ended September 30, 1997, the Company received $6.2 million of proceeds relating to this sale and leaseback transaction. At September 30, 1997, approximately $6.1 million of sales proceeds were held in escrow and will be used to fund construction costs associated with the two theatres under development.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(3)  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------

     Cash payments for interest were $29.0 million and $29.9 million for the nine months September 30, 1997 and 1996, respectively.

     Cash payments by certain less than 80% owned entities for income taxes were $1.0 million and $1.6 million for the nine months ended September 30, 1997 and 1996, respectively.

     OSCAR I accrued $17.8 million and $15.7 million of dividends during the nine months ended September 30, 1997 and 1996, respectively, on its preferred stock.


(4)  Debt
     ----

     Debt is summarized as follows (amounts in millions):

                                               September 30,  December 31,
                                                   1997           1996
                                               -------------  ------------
          UATC Bank Credit Facility (a)..         $247.4         255.6
          UATC Senior Secured Notes (b)..          125.0         125.0
          UATC Other (c).................           10.2           8.4
          UAR Promissory Notes (d).......            6.8          10.0
          Prop I Mortgage Notes (e)......           46.3          54.1
                                                  ------         -----
                                                  $435.7         453.1
                                                  ======         =====

     (a) The bank credit facility (the "Bank Credit Facility") provides for term loans aggregating $250.0 million (the "Term Loans), a reducing revolving loan with commitments aggregating $87.5 million (the "Revolving Facility") and standby letters of credit aggregating $12.5 million (the "Standby Letters of Credit"). Principal on the Term Loans is payable in escalating semi-annual installments commencing December 31, 1996, with a final installment due March 31, 2002. The aggregate commitments available for borrowing under the Revolving Facility decline $8.75 million at December 31, 1997 and 1998, $13.125 million at December 31, 1999 and 2000 and $21.875 million at December 31, 2001 and March 31, 2002. Borrowings under the Bank Credit Facility provide for interest to be accrued at varying rates depending on the ratio of indebtedness to annualized operating cash flow, as defined. Interest is payable at varying dates depending on the type of rate selected by UATC, but no less frequently than once each 90 days. The Bank Credit Facility contains certain provisions that require the maintenance of certain financial ratios and place limitations on additional indebtedness, disposition of assets, capital expenditures and payment of dividends. The Bank Credit Facility is secured by the stock of UATC, substantially all of UATC's subsidiaries and UAR, and is guaranteed by OSCAR I and substantially all of UATC's subsidiaries. During 1997, UATC repaid $10.8 million of the Term Loans in conjunction with certain asset dispositions. These repayments have been applied pro rata against the remaining Term Loan principal installments.

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

     (c) UATC's other debt at September 30, 1997 consists of various term loans, mortgage notes, capital leases and other borrowings. This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through March 1, 2007.

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

     At September 30, 1997, UATC was party to interest rate cap agreements on $100.0 million of floating rate debt which provide for a LIBOR interest rate cap of 7 1/2% and expire at various dates through 1999. UATC is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements. As OSCAR I has historically received payments relating to such interest rate cap agreements, it does not anticipate such non-performance in the future. OSCAR I amortizes the cost of its interest rate cap agreements to interest expense over the life of the agreement. Amounts received from the counterparties to the interest rate cap agreements are recorded as a reduction of interest expense.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(4)  Debt, continued
     ---------------

     At September 30, 1997, UATC had approximately $57.5 million of unused revolving loan commitments pursuant to the Bank Credit Facility, $2.9 million of which has been used for the issuance of letters of credit.
     UATC pays commitment fees of 3/8% per annum on the average unused revolver commitments.

     Interest, net includes the amortization of deferred loan costs of $0.5 million for the three months ended September 30, 1997 and 1996, and $1.5 million for the nine months ended September 30, 1997 and 1996. Additionally, interest, net includes interest income of $0.2 million for the three months ended September 30, 1997 and 1996, and $0.4 million and $0.5 million for the nine months ended September 30, 1997 and 1996, respectively.

(5)  Disclosures About Fair Value of Financial Instruments
     -----------------------------------------------------

     At September 30, 1997, the fair value of OSCAR I's cash and cash equivalents, outstanding borrowings under the UATC Bank Credit Facility, the other debt, the promissory notes, and the Prop I notes and interest rate cap agreements approximated their carrying amount and the fair value of the Senior Secured Notes was approximately $130.6 million.

(6)  Preferred Stock
     ---------------

     The preferred stock is redeemable any time at the option of OSCAR I at its stated liquidation value plus accrued and unpaid dividends. Dividends accrue at a rate of 8% through December 31, 1995, 9% through December 31, 1996 and 14% thereafter, and are payable in cash or in kind through December 31, 1996. Dividends subsequent to December 31, 1996 are required to be paid in cash unless any senior debt facility of OSCAR I or UATC restricts payment. Currently, such restrictions exist. The preferred stock contains certain restrictions on, among other things, the incurrence of additional indebtedness by OSCAR I or its subsidiaries. Due to the perpetual nature of the preferred stock and the escalating terms of the required dividend rates, for financial statement purposes, dividends have been accrued at a 14% per annum rate for all periods since issuance. At September 30, 1997, the actual redemption value in accordance with the terms of the preferred stock was approximately $147.4 million, or approximately $40.5 million less than the carrying amount at September 30, 1997.

(7)  Gain on Disposition of Assets
     -----------------------------

     During April 1997, OSCAR I sold its 50% interest in a Hong Kong theatre company to its partners for approximately $17.5 million and, during September 1997, OSCAR I sold its theatre investments in Mexico and Argentina for approximately $25.0 million. During the nine months ended September 30, 1997, OSCAR I sold various non-strategic or underperforming theatres for net cash proceeds of approximately $17.0 million. Subsequent to September 30, 1997, OSCAR I entered into an agreement to sell a portion of its theatre investments in Singapore and Thailand for approximately $8.1 million.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued

(8)  Provision for Impairment
     ------------------------

     During the three and nine months ended September 30, 1997, OSCAR I recorded non-cash charges for the impairment of its long-lived assets of $7.2 million and $15.6 million, respectively.

(9)  Income Taxes
     ------------

     Consolidated subsidiaries in which OSCAR I owns less than 80% file separate federal income tax returns. The current and deferred federal and state income taxes of such subsidiaries are calculated on a separate return basis and are included in the accompanying condensed consolidated financial statements of OSCAR I.

     At September 30, 1997, OSCAR I had deferred tax assets and deferred tax liabilities of approximately $84.1 million and $13.3 million, respectively, relating primarily to OSCAR I's net operating loss carry-forward and the difference between the financial statement and income tax basis in OSCAR I's property and equipment. At September 30, 1997, OSCAR I had recorded a valuation allowance of approximately $70.8 million against the net deferred tax asset.

     At December 31, 1996, OSCAR I had a net operating loss carryforward for Federal income tax purposes of approximately $181.0 million which will begin to expire in 2007.

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

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(11) Corporate Restructuring
     -----------------------

     At the end of 1996, OSCAR I initiated a corporate restructuring plan intended to provide a higher level of focus on OSCAR I's domestic theatrical business at a lower annual cost. The corporate restructuring was substantially completed in January 1997. A restructuring charge of $0.7 million and $1.9 million was recorded during 1997 and the fourth quarter of 1996, respectively, for severance and other related expenses associated with the corporate restructuring.

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

                             RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

The following table summarizes certain operating data of the Company's theatres (dollars in millions, except admissions per weighted average operating theatre, admissions per weighted average operating screen and concession sales per weighted average operating theatre):



                                          Three Months Ended                   Nine Months Ended
                                             September 30,          %             September 30,          %
                                          ------------------     Increase      -----------------      Increase
                                            1997       1996     (Decrease)       1997     1996       (Decrease)
                                          ------------------     --------      ------------------     --------
Operating Theatres (1)
 Revenue:
 Admissions.............................   $  131.5    132.0       (0.4)%         360.5     354.2        1.8%
 Concession sales.......................       52.8     53.8       (1.9)          144.7     141.2        2.5
 Other..................................        4.9      6.0      (18.3)           14.8      16.1       (8.1)
 Operating Expenses:
 Film rental and advertising expenses...       74.9     74.5        0.5           201.0     194.9        3.1
 Concession costs.......................        8.2      8.7       (5.6)           22.8      22.6        0.9
 Other Operating Expenses:
 Personnel expense......................       25.1     25.7       (2.3)           72.4      72.8       (0.6)
 Occupancy expense......................       23.1     22.6        2.2            68.0      64.5        5.4
 Miscellaneous operating expenses.......       25.5     25.3        0.8            71.4      71.2        0.3

 Weighted Avg Operating Theatres(2).....        354      398      (11.1)            362       403      (10.2)
 Weighted Avg Operating Screens(2)......      2,213    2,325       (4.8)          2,222     2,323       (4.4)
 Weighted Avg Screens Per Avg Theatre...        6.3      5.8        7.0             6.1       5.8        6.5
 Admissions Per Weighted Avg Operating
  Theatre...............................   $371,469  331,658       12.0         995,856   878,908       13.3
 Admissions Per Weighted Avg Operating
  Screen................................   $ 59,422   56,774        4.7         162,241   152,475        6.4
 Concession Sales Per Weighted Avg
  Operating Theatre.....................   $149,153  135,176       10.3         399,724   350,372       14.1

(1) The operating theatres include revenue and expenses of all theatres operated by the Company which are more than 50% owned.
(2) Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.

REVENUE FROM OPERATING THEATRES
-------------------------------

ADMISSIONS: Admission revenue decreased 0.4%, during the three months ended September 30, 1997 and increased 1.8% during the nine months ended September 30, 1997 as compared to the prior year periods. The decreased admissions revenue during the three months ended September 30, 1997 was primarily due to a 7.4% decrease in attendance, partially offset by a 7.3% increase in the average ticket price. The increased admissions revenue during the nine months ended September 30, 1997 was primarily due to a 7.7% increase in the average ticket price, partially offset by a 4.9% decrease in attendance. The decrease in attendance for the three months ended September 30, 1997 was primarily due to 11.1% and 4.8% decreases in the weighted average operating theatres and screens, respectively, and decreases in the weighted average operating theatres and screens of 10.2% and 4.4%, respectively, for the nine months ended September 30, 1997. Additionally, attendance for the nine months ended September 30, 1997 decreased due to the somewhat short run of certain films released during the second quarter of 1997 versus those films released in the second quarter of 1996. The increase in the average ticket price for the three and nine months ended September 30, 1997 was primarily due to an increase in the percentage of full priced tickets purchased and certain selective increases in ticket prices during late 1996. Admissions per weighted average operating theatre increased 12.0% and 13.3% during the three and nine months ended September 30, 1997, respectively, as compared to the prior year periods primarily due to the opening of several new theatres which have higher admissions per theatre and the sale or closure of several smaller (in terms of screens) less productive theatres and, the increased average ticket prices, partially offset by the decreases in attendance.

CONCESSION SALES: Concession sales decreased 1.9% and increased 2.5% during the three and nine months ended September 30, 1997, respectively, as compared to the prior year periods. The decreased concession sales for the three months ended September 30, 1997 was primarily due to the decreased attendance discussed above, partially offset by a 6.0% increase in the average concession sale per patron. The increase in concession sales for the nine months ended September 30, 1997 was primarily due to a 7.7% increase in the average concession sale per patron, partially offset by the decreased attendance discussed above. Concession sales per weighted average operating theatre increased 10.3% and 14.1% during the three and nine months ended September 30, 1997, respectively, as compared to the prior year periods. The increases in the average concession sale per patron and concession sales per weighted average operating theatre were attributable to the opening of several new theatres with more efficient concession operations and sale of certain less efficient older, smaller theatres, certain selective price increases during late 1996, the Company's increased emphasis on staff sales training and the renovation of concession stands at certain existing theatres.

OTHER: Other revenue is derived primarily from on-screen advertising, electronic video games located in theatre lobbies, theatre rentals, the rental of theatres on a networked and non-networked basis for corporate meetings, seminars and other training/educational uses by the Proteus Network(TM), non-theatrical related revenue from the Starport(TM) entertainment centers and other miscellaneous sources. Other revenue decreased 18.3% and 8.1% during the three and nine months ended September 30, 1997, respectively, as compared to the prior year periods primarily due to a decrease in the number of weighted average operating theatres and a decrease in revenue from on-screen advertising.

OPERATING EXPENSES FROM OPERATING THEATRES
------------------------------------------

Film rental and advertising expenses: Film rental and advertising expenses increased 0.5% and 3.1% during the three and nine months ended September 30, 1997, respectively, as compared to the prior year periods. Film rental and advertising expenses as a percentage of admissions revenue for the three months ended September 30, 1997 and 1996 were 57.0% and 56.4%, respectively, and 55.8% and 55.0% for the nine months ended September 30, 1997 and 1996, respectively. The increase in film rental and advertising expenses as a percentage of admissions revenue for the three and nine months ended September 30, 1997 was primarily due to the shorter run of several of the major films released in the second quarter of 1997, partially offset by slightly lower directory advertising expenses. Typically, film rental as a percentage of admissions revenue increases when a higher percentage of a film's total admissions is collected in the opening weeks of a film's run.

CONCESSION COSTS: Concession costs include direct concession product costs and concession promotional expenses. Such costs decreased 5.6% and increased 0.9% during the three and nine months ended September 30, 1997, respectively, as compared to the prior year periods, primarily as a result of the concession sales revenue fluctuations discussed above and a decrease in the concession cost percentage. Concession costs as a percentage of concession sales revenue for the three months ended September 30, 1997 and 1996 were 15.5% and 16.2%, respectively, and 15.8% and 16.0% for the nine months ended September 30, 1997 and 1996, respectively. The slight decrease in concession costs as a percentage of concessions revenue for the three and nine months ended September 30, 1997 was primarily due to the sale of advertising on popcorn containers which is offset against promotional expenses, partially offset by a slight increase in the cost of corn seed.

PERSONNEL EXPENSE: Personnel expense includes the salary and wages of the theatre manager and all theatre staff, commissions on concession sales, payroll taxes and employee benefits. Personnel expense decreased 2.3% and 0.6% during the three and nine months ended September 30, 1997, respectively, as compared to the prior year periods. These decreases were primarily due to more efficient theatre staffing, fewer weighted average theatres, partially offset by the increase in the federal minimum wage on October 1, 1996 which has increased the average wage paid to theatre staff by 7.5%. Despite the increase in minimum wage, personnel expenses as a percentage of total revenue decreased to 13.3% for the three month period from 13.4% in the same 1996 period and 13.9% for the nine month period from 14.2% in the same 1996 period. These improved payroll statistics relate to more efficient staffing and some selective increases in ticket and concession prices. In addition, the Company's payroll efficiency has been positively affected by the sale of older, smaller less efficient theatres and the opening of several new, larger, more efficient multiplexes which has increased the weighted average screens per theatre by approximately 7.0%.

OCCUPANCY EXPENSE: The Company's typical theatre lease arrangement provides for a base rental as well as contingent rentals that is a function of the underlying theatre's revenue over an agreed upon breakpoint. Occupancy expense increased 2.2% and 5.4% during the three and nine months ended September 30, 1997, respectively, as compared to the prior year periods, primarily due to rentals related to the sale leaseback completed in November 1996 and higher base rentals on newly opened theatres, partially offset by the effect of operating fewer weighted average operating theatres. Excluding the effect of the 1996 sale leaseback, occupancy expenses increased only 0.9% and 3.5% during the three and nine months ended September 30, 1997, respectively. In addition, occupancy expense includes non-cash charges relating to the effect of escalating leases which have been "straight-lined" for accounting purposes of $0.9 million and $0.8 million for the three months ended September 30, 1997 and 1996, respectively, and $2.6 million and $2.3 million for the nine months ended September 30, 1997 and 1996, respectively.

MISCELLANEOUS OPERATING EXPENSES: Miscellaneous operating expenses consist of utilities, repairs and maintenance, insurance, real estate and other taxes, supplies and other miscellaneous operating expenses. Miscellaneous operating expenses increased 0.8% and 0.3% during the three and nine months ended September 30, 1997, respectively, as compared to the prior year periods. The increase in miscellaneous operating expenses was primarily due to additional expenses associated with the Company's Proteus Network, partially offset by the effect of operating fewer weighted average operating theatres.

The revenue and operating expenses discussed above are incurred exclusively within the Company's theatres. The other expense discussions below reflect the combined expenses of corporate, divisional, district and theatre operations outside of the theatres.

GENERAL AND ADMINISTRATIVE EXPENSE AND RESTRUCTURING CHARGE
-----------------------------------------------------------

General and administrative expense consists primarily of costs associated with corporate theatre administration and operating personnel, international staff, Satellite Theatre Network sales and marketing staff and other support functions located at the Company's corporate headquarters, two film booking and three regional operating offices and 13 district theatre operations offices (generally located in theatres). At the end of 1996, the Company initiated a corporate restructuring plan intended to provide a higher level of focus on the Company's domestic theatrical business at a lower annual cost. This corporate restructuring was substantially completed in January 1997. General and administrative expense decreased $2.0 million or 24.7.% and $6.7 million or 27.0%, for the three and nine months ended September 30, 1997, respectively, as compared to the prior year periods, primarily as a result of the corporate restructuring.

DEPRECIATION AND AMORTIZATION
-----------------------------

Depreciation and amortization expense includes the depreciation of theatre buildings and equipment and the amortization of theatre lease costs and certain non-compete agreements and non-cash impairments. Depreciation and amortization increased $1.8 million and $8.8 million during the three and nine months ended September 30, 1997, respectively, compared to the prior year periods primarily due to $7.0 million and $15.5 million of non-cash impairments recorded during the three and nine months ended September 30, 1997, respectively and to depreciation on the Company's newly opened theatres, offset by a decrease in amortization of certain intangible assets recorded as part of the Acquisition. The non-cash impairments relate to the difference between the historical book value of individual theatres (in some cases groups of theatres) and the net undiscounted cash flow expected to be received from the operation or future sale of the individual theatres (or groups of theatres). Included in depreciation and amortization expense was $6.0 million of amortization expense for the three months ended September 1996, and $9.0 million and $18.0 million of amortization expense for the nine months ended September 30, 1997 and 1996, respectively, associated with certain intangible assets acquired as part of the Acquisition which were being amortized over a five year life. In May 1997, such assets were fully amortized and, as a result, no further amortization expense will be recorded associated with those assets subsequent to May 1997.

OPERATING INCOME
----------------

During the three months ended September 30, 1997 and 1996, the Company had net operating income of $6.4 million and $8.8 million, respectively. This $2.4 million decrease in operating income relates primarily to the $1.8 million increase depreciation and amortization expense and the increase in film rental percentage, partially offset by lower general and administrative expenses. During the nine months ended September 30, 1997 and 1996, the Company had net operating income of $4.7 million and $8.6 million, respectively. This decrease in operating income was primarily due to higher film rental expenses and the $8.8 million increase in depreciation and amortization, partially offset by higher revenue and reduced general and administrative expenses.

INTEREST
--------

Interest expense increased $0.3 million and $0.9 million during the three and nine months ended September 30, 1997, respectively as compared to the prior year periods due primarily to lower interest rates on floating rate borrowings, partially offset by a higher cash balance at the beginning of 1996.

GAIN ON DISPOSITION OF ASSETS
-----------------------------

During April 1997, the Company sold its 50% interest in a Hong Kong theatre company to its partners for approximately $17.5 million and during September 1997, the Company sold its theatre investments in Mexico and Argentina for approximately $25.0 million. In addition, various non-strategic or underperforming operating theatres and real estate assets were sold for net cash proceeds of approximately $6.5 million.

NET INCOME (LOSS)
-----------------

During the three months ended September 30, 1997, the Company had net income of $1.7 million versus a net loss of $2.6 million for the three months ended September 30, 1996. During the nine months ended September 30, 1997, the Company incurred a net loss of $9.8 million versus a net loss of $23.4 million for the nine months ended September 30, 1996. These increases in net income relate primarily to the fluctuations in operating income discussed above and the net gain on the sale of certain non-strategic or underperforming assets.


                        LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1997, cash provided by the Company's operating activities increased to $27.9 million from $5.7 million for the 1996 nine month period. The 1997 cash provided by operating activities, in addition to $14.0 million of proceeds from the sale and leaseback escrow, $49.0 million of proceeds from asset sales and $3.2 million of cash available at December 31, 1996 was used to fund $65.5 million of net capital expenditures and $18.6 million of investments in and receivables from international theatre joint ventures (which were subsequently sold) and other investments, and $10.0 million of net debt repayments and other financing activities.

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

In November 1996, the Company entered into another sale and leaseback transaction whereby the buildings and land underlying three of its operating theatres and two theatres under development were sold to, and leased back from an unaffiliated third party. During the nine months ended September 30, 1997, the Company received $6.2 million of proceeds relating to this sale and leaseback transaction which had been held in escrow. At September 30, 1997, approximately $6.1 million of sales proceeds were held in escrow and will be used to fund construction costs associated with the two theatres under development.

During December 1996, the Company initiated a new investment strategy which is primarily focused on the development of new theatres and renovation and expansion of existing high revenue theatres in markets in the United States where the Company has a significant operating presence. As part of this increased focus on its U.S. operations, the Company restructured and realigned its corporate overhead functions and has sold or is seeking to restructure its international investments. The proceeds received from the sale of international investments and corporate overhead savings will be redeployed into new theatre developments or the renovation of existing key theatres in the Company's core markets and/or used to repay existing debt. As a result of these efforts, the Company sold its Hong Kong, Mexico and Argentina theatre investments for approximately $42.5 million, and subsequent to September 30, 1997, the Company entered into an agreement to sell a portion of its investments in Singapore and Thailand for $8.1 million.

As part of its strategic plan, the Company intends to continue to dispose of, through sale or lease terminations, certain of its operating theatres and real estate which are non-strategic or underperforming. Net proceeds from these increased disposition efforts will also be used to repay existing debt and/or redeployed into new larger, higher margin theatres. While there can be no assurance that such sales or lease termination efforts will be successful, several sales and lease negotiations have been completed or are under contract and negotiations are ongoing with respect to several other theatres and parcels of real estate. During the nine months ended September 30, 1997, the Company sold or closed 33 theatres (116 screens) receiving $6.5 million of net proceeds. The theatres which were closed were unprofitable and were not considered part of the Company's long-term strategic plans.

In an effort to limit the amount of investment exposure on any one project, the Company typically develops theatre projects where the land and building is leased through long-term operating leases. However, where such lease transactions are not available, the Company will invest in the land and development of the entire theatre facility (fee-owned) and then seek to enter into a sale and leaseback transaction after the theatre is opened. Regardless of whether the theatre is leased or fee-owned, in most cases the equipment and other theatre fixtures are owned by the Company. For the nine months ended September 30, 1997, the Company invested approximately $57.2 million on the development of 10 new theatres (102 screens) which opened during the period, construction on 13 theatres (152 screens) expected to open during the remainder of 1997 or in 1998, and recurring maintenance to certain existing theatres.

At September 30, 1997, the Company had entered into theatre construction and equipment commitments aggregating approximately $115.8 million for 27 theatres which the Company intends to open through 1999. Such amount relates only to projects in which the Company had executed a definitive lease agreement and all significant lease contingencies have been satisfied. Of the committed amount, approximately $6.1 million will be funded from proceeds of the sale and leaseback transactions currently held in escrow. In addition, the Company is currently negotiating a new sale leaseback which, if completed, will fund approximately $16.3 million with respect to the land and building costs associated with two committed theatres.

The level of continued investing activities by the Company is dependent on, among other factors, its on-going operating liquidity and to other sources of liquidity. One measure commonly used in the theatrical industry to measure operating liquidity is referred to as "Interest Coverage." Interest Coverage is the ratio of Operating Cash Flow (operating income before depreciation, amortization and other non-recurring or non-cash operating credits or charges) to interest expense (excluding amortization of deferred loan costs). Following is a calculation of Operating Cash Flow and Interest Coverage for each of the nine months ended September 30, 1997 and 1996, including a reconciliation of Operating Loss to Operating Cash Flow ($ in millions):

                                                     1997   1996
                                                     ----   ----
    Operating Income                                 $ 4.7   8.6
    Depreciation and Amortization:
       Depreciation                                   27.9  25.3
       Amortization                                   17.5  26.8
       Asset Impairments                              15.5     -
    Restructuring Charge and Other Non-Recurring       2.1   0.3
    Non-Cash Rent                                      1.9   1.8
                                                     -----  ----
      Operating Cash Flow                            $69.6  62.8
                                                     =====  ====

      Interest Expense                               $28.2  26.9
                                                     =====  ====

      Interest Coverage Ratio                          2.5   2.3
                                                     =====  ====

As shown above, despite a decrease in the Company's net operating income for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, the Company's Interest Coverage Ratio increased from 2.3 times for the nine months ended September 30, 1996 to 2.5 times for the nine months ended September 30, 1997. This increase is primarily a result of the increased revenue, lower general and adminstrative expenses and higher non-cash asset impairment expenses for the nine months ended September 30, 1997, partially offset by slightly higher interest expense.

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

Another measure of liquidity is net cash provided by or used in operating activities as reflected in the accompanying Condensed Consolidated Statements of Cash Flow. For the nine months ended September 30, 1997, net cash provided by operating activities increased to $27.9 million from $5.7 million for the nine months ended September 30, 1996. This measurement sets forth the net cash provided from the operation of the Company which were available for the Company's liquidity needs after taking into consideration certain additional costs of doing business which are not reflected in the Operating Cash Flow calculations discussed above.

During the nine months ended September 1997, net cash provided by operating activities exceeded net cash used in investing activities by $6.8 million as compared to a $55.0 million deficit for the nine months ended September 30, 1996. Management believes that in any periods in the future where net cash provided by operating activities is not sufficient to fund investing activities, such future deficits will be funded through borrowings under its Revolving Bank Credit Facility, asset sales and sale leaseback transactions.


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

Item 5. Other Information
-------------------------
On August 18, 1997, OSCAR I announced that it had retained Merrill Lynch & Co. to assist it in investigating strategic alternatives with respect to its ownership and capital structure.

On November 12, 1997, Hicks, Muse, Tate & Furst Incorporated announced that it had reached a definitive agreement under which it will acquire approximately 88% of OSCAR I in a transaction valued at approximately $850 million for 100% of OSCAR I. This valuation is based upon OSCAR I's projected preferred stock and debt balance at closing and a $300 million common equity valuation for 100% of the common equity.

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             UNITED ARTISTS THEATRE CIRCUIT, INC.
                             (Registrant)



                             /S/ Kurt C. Hall
                             --------------------------
                             BY:  Kurt C. Hall
                                  Chief Operating Officer
                                  and Chief Financial Officer



Date:  November 13, 1997