Form 10-K405
period 1997-12-31
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 1998-03-31
CIK 889570

                     UNITED STATES SECURITIES AND EXCHANGE

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------

(Mark One)                         FORM 10-K

     ( X )    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997      Commission file number 33-49598
                                                                        333-1024


     (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ________________


                      UNITED ARTISTS THEATRE CIRCUIT, INC.
               (exact name of registrant as specified in charter)


           Maryland                                           13-1424080
           --------                                           ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


9110 E. Nichols Avenue, Suite 200
Englewood, CO                                                    80112
---------------------------------                                -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (303) 792-3600


Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes     X      No
                           -----------     -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---


State the aggregate market value of the voting stock held by non-affiliates of the registrant. N/A.

The number of shares outstanding of $1.00 par value common stock at March 20, 1998 was 100 shares.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.

                           Annual Report on Form 10-K

                               December 31, 1997

                               Table of Contents
                               -----------------


                                     PART I

                                                                 Page
                                                                 ----
Item 1       Business                                             3

Item 2       Properties                                          13

Item 3       Legal Proceedings                                   13

Item 4       Submission of Matters to a Vote of Security Holder  13

                                    PART II

Item 5       Market for Registrant's Common Equity and
              Related Stockholder Matters                         14

Item 6       Selected Financial Data                              14

Item 7       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                 15

Item 8       Financial Statements and Supplementary Data          24

Item 9       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                 24

                                    PART III

Item 10      Directors  and Executive Officers of the Registrant  61

Item 11      Executive Compensation                               62

Item 12      Security Ownership of Certain Beneficial Owners
              and Management                                      66

Item 13      Certain Relationships and Related Transactions       68

                                    PART IV

Item 14      Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                 69

Signatures

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING STATEMENTS

CERTAIN OF THE MATTERS DISCUSSED IN THIS FORM 10-K MAY CONSTITUTE FORWARD-LOOKING STATEMENTS FOR PURPOSES OF THE SECURITIES ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). SUCH FORWARD-LOOKING STATEMENTS INVOLVE UNCERTAINTIES AND OTHER FACTORS AND THE ACTUAL RESULTS AND PERFORMANCE OF THE COMPANY MAY BE MATERIALLY DIFFERENT FROM FUTURE RESULTS OR PERFORMANCE EXPRESSED OR IMPLIED BY SUCH STATEMENTS. CAUTIONARY STATEMENTS REGARDING THE RISKS ASSOCIATED WITH SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THOSE STATEMENTS INCLUDED UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "BUSINESS." CERTAIN OF SUCH RISKS AND UNCERTAINTIES RELATE TO THE HIGHLY LEVERAGED NATURE OF THE COMPANY, THE RESTRICTIONS IMPOSED ON THE COMPANY BY CERTAIN INDEBTEDNESS, THE SENSITIVITY OF THE COMPANY TO ADVERSE TRENDS IN THE GENERAL ECONOMY, THE HIGH DEGREE OF COMPETITION IN INDUSTRY, THE VOLATILITY OF THE COMPANY'S QUARTERLY RESULTS AND THE COMPANY'S SEASONALITY, THE DEPENDENCE OF THE COMPANY ON FILMS AND DISTRIBUTORS ON ITS ABILITY TO OBTAIN POPULAR MOTION PICTURES, THE CONTROL OF THE COMPANY BY THE MERRILL LYNCH CAPITAL PARTNERS, INC. ("MLCP") AND THE DEPENDENCE OF THE COMPANY ON KEY PERSONNEL, AMONG OTHERS.

ALL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY ARE EXPRESSLY QUALIFIED BY THE FOREGOING CAUTIONARY STATEMENTS.

                                     PART I

Item 1.  Business
-------  --------

(a) General Development of Business
    -------------------------------

United Artists Theatre Circuit, Inc. ("UATC" or the "Company"), a Maryland corporation, was initially founded in 1926 by shareholders including Mary Pickford, Douglas Fairbanks, Sam Goldwyn and Joe Schenck. From its founding through its first 40 years, the Company developed its theatre operations. In the early 1960's, the Company, through a separate subsidiary, invested in the cable television business. In 1986, an indirect subsidiary of Tele-Communications, Inc. ("TCI") acquired a controlling interest in the Company's then parent company, United Artists Communications, Inc. ("UACI"), which owned both the theatre and cable businesses. UACI subsequently changed its name in 1989 to United Artists Entertainment Company ("UAE") in conjunction with the acquisition of United Cable Television Corporation. In December 1991, TCI's indirect subsidiary acquired the remaining outstanding shares of UAE.

On May 12, 1992, an investment fund managed by MLCP and certain institutional investors (the "Non-Management Investors"), certain executives of UAE and certain members of the Company's management formed OSCAR I Corporation ("OSCAR I") to acquire all of the outstanding shares of capital stock of the Company from TCI (the "Acquisition"). The aggregate purchase price for the Acquisition, including liabilities assumed, was approximately $543.8 million.

Simultaneously with the Acquisition, the Non-Management Investors formed OSCAR II Corporation ("OSCAR II"), a Delaware corporation, which separately acquired from an affiliate of TCI all of the outstanding capital stock of United Artists Realty Company ("UAR"), a Delaware corporation. UAR and its subsidiaries, United Artists Properties I Corp. ("Prop I") and United Artists Properties II Corp. ("Prop II"), were the owners and lessors of certain operating theatre properties leased to and operated by the Company and its subsidiaries. Certain mortgage debt of UAR, Prop I and Prop II (approximately $142.3 million) which was secured by their theatre properties remained outstanding after the acquisition of UAR by OSCAR II.

On February 28, 1995, OSCAR II was merged into OSCAR I through a one-for-one share exchange. As a result of this merger OSCAR II ceased to exist and OSCAR I became the parent company of both UATC and UAR.

During December 1995, as part of a sale and leaseback transaction completed by the Company, ten theatres owned by the Company, 17 theatres owned by Prop II and four theatres being developed by the Company were sold and leased back to the Company (the "1995 Sale and Leaseback") for approximately $47.1 million. Simultaneously with the 1995 Sale and Leaseback transaction, Prop II contributed to the Company its remaining 11 theatres and the equipment from the Prop II theatres which were sold. That contribution was accounted for in a manner similar to a pooling of interests.

As a result of the transactions described above, the corporate structure of OSCAR I and UATC are as follows:

                                    -------
                                    OSCAR I
                                    -------
                               ---------------
                              ---           ----
                              UAR           UATC
                              ---           ----
                               Affiliate Leases
                            ------
                            PROP I
                            ------

(b)  Narrative Description of Business
     ---------------------------------

The Company is a leading motion picture exhibitor in North America and, in the United States, operates 2,165 screens at 335 theatres located in 25 states. The Company licenses films from all major and substantially all independent film distributors and derives revenues primarily from theatre admissions and concession sales. Through its geographically diverse theatre locations, the Company operates screens in seven of the ten largest demographic market areas ("DMAs") in the United States and approximately 50.0% of the Company's screens are located in the top 20 DMAs. In addition, approximately 27.5% of the Company's screens (596 screens) have been constructed since January 1, 1992.
The Company believes that it is the largest single exhibitor, based on number of screens, in many of its core areas of operation and that the location of its theatres represents a competitive advantage in many of these areas. Six states (California, New York, Florida, Texas, Pennsylvania and Louisiana) accounted for approximately 58.0% and 57.0% of the Company's total theatres and screens, respectively, at December 31, 1997 and 61.0% of the Company's theatrical revenue for the year ended December 31, 1997.

In December 1996, the Company implemented a corporate restructuring and refocused its investment strategy on its core U.S. business. Since that time, the Company has: (i) reduced its corporate general and administrative expenses by 31.3%, or approximately $10.8 million for the year ended December 31, 1997 as compared to the year ended December 31, 1996; (ii) increased its presence in its core areas of operation through the development of new theatres and the refurbishing or expansion of selected existing key theatres; (iii) implemented operational improvements; and (iv) accelerated the divestitures of underperforming and non-strategic theatres.

The Company has invested more than $332.0 million since January 1, 1992 toward improving the quality of its asset base by, among other things, renovating existing theatres and constructing new state-of-the-art theatres. The Company believes that this level of investment compares favorably with other major North American theatre exhibitors. Almost all of the theatres the Company currently plans to build are state-of-the-art, 12 to 18 screen multiplex theatres with stadium seating, high-backed rocking seats, digital sound, expanded concession areas and other state-of-the-art design features and amenities. As compared to the prior generation of theatres, these theatres provide a higher quality entertainment experience for patrons and significant operating efficiencies and improved economics for the Company. At December 1997, approximately 86.0% of the Company's screens were located in theatres with five or more screens. The Company's average number of screens per theatre has increased 35.4% from 4.8 at January 1, 1992 to 6.5 at December 31, 1997.

Industry Overview
-----------------

More than 460 participants in the domestic motion picture theatre exhibition business operate in excess of 31,000 screens in North America. In 1996 the top ten companies operated approximately 56.0% of the total screens as compared to 31.0% in 1986. The remainder of the domestic motion picture theatre exhibition industry is highly fragmented, with the remaining 44.0% of the screens being operated by approximately 450 exhibitors. The Company has one of the largest shares of total screens with approximately 7.0% of all screens in North America.

The number of screens operated nationally has increased at an annual average rate of approximately 4.8% since 1978, while the number of seats has increased at a much slower rate. Exhibitors generally turned to multi-screen formats with smaller auditoriums. Typically, multi-screen theatres ("multiplexes") have six or more screens per theatre, although in some instances multiplexes may have as many as 30 screens in a single theatre. The multiplex format provides numerous benefits for theatre operators, including allowing facilities, (concession stands and restrooms) and operating costs (lease rentals, utilities and personnel) to be allocated over a larger base of screens and patrons. Multiplexes have varying seating capacities (typically from 100 to 500 seats) that allow for multiple showtimes of the same film and a variety of films with differing audience appeal to be shown. They also provide the flexibility to shift films to larger or smaller auditoriums depending on their popularity. To limit crowd congestion and maximize the efficiency of floor and concession staff, the starting times of films at multiplexes are staggered.

Certain trends in the theatre exhibition industry favor larger, better capitalized companies, creating an environment for new construction and consolidation. Foremost among these trends is larger exhibitors actively seeking and building multiplexes or megaplexes. Moreover, many smaller theatre owners who operate older cinemas without state-of-the-art stadium seating and projection and sound equipment may not have the capital required to maintain or upgrade their circuits. The growth of the number of screens, strong domestic consumer demand, and growing foreign theatrical and domestic and foreign ancillary revenue opportunities have led to an increase in the volume of major film releases. The greater number of screens has allowed films to be produced for and marketed to specific audience segments (e.g., horror films for teenagers) without using capacity required for mainstream product.

The greater number of screens has also prompted distributors to increase promotion of new films. Not only are there more films in the market at any given time, but the multiplex format allows for much larger simultaneous national theatrical release. In prior years a studio might have released 1,000 prints of a major film, initially releasing the film only in major metropolitan areas, then gradually releasing it in smaller cities and towns nationwide. Today studios might release over 3,000 prints of a major film and open it nationally in one weekend. These national openings have made up-front promotion of films critical to attract audiences and stimulate word of mouth advertising.

Motion pictures are generally made available through various distribution methods at various dates after the theatrical release date. The release dates of motion pictures in these other "distribution windows" begin four to six months after the theatrical release date with video cassette rentals, followed generally by off-air or cable television programming including pay-per-view, pay television, other basic cable and broadcast network syndicated programming. These new distribution windows have given producers the ability to generate a greater portion of a film's revenues through channels other than theatrical release. This increased revenue potential after a film's initial domestic release has enabled major studios and certain independent producers to increase film production and theatrical advertising. The additional non-theatrical revenue has also allowed for higher individual film production and marketing costs. The total cost of producing and distributing a picture averaged approximately $53.4 million in 1997 compared with approximately $17.5 million in 1986. The average cost to advertise and promote a picture averaged approximately $22.2 million in 1997 as compared with $5.4 million in 1986.

These higher costs have made a large successful theatrical release more important. Distributors strive for a successful opening run at the theatre to establish a film and substantiate the film's revenue potential both internationally and through other release windows. The value of home video and pay cable distribution agreements frequently depends on the success of a film's theatrical release. Furthermore, the studios' revenue-sharing percentage and ability to control who views the product within each of the distribution windows generally declines as one moves farther from the theatrical release window. Because theatrical distribution remains the cornerstone of a film's financial success, it is the focal distribution window for the public's evaluation of films and motion picture promotion.

Management expects that the overall supply of films will continue to increase, although no assurance exists concerning any such increase. Over the past three years there has been an increase of approximately 18.0% in the number of motion pictures rated by the Classification and Rating Administration. There has also been an increase in the number of major studios and reissues of films as well as an increased popularity of films made by independent producers. During the past three years the number of large budget films and the level of marketing support provided by the production companies has risen, as evidenced by the increase in average production costs and average advertising costs per film of 55.7% and 38.2%, respectively.

Business and Operating Strategy
-------------------------------

The Company's business and operating strategy is to continue focusing on its core U.S. business and improving theatre level operating efficiencies. Key elements of this strategy include:

REFOCUS OVERHEAD AND CAPITAL INVESTMENT STRATEGY: In December 1996, the Company implemented a corporate restructuring and refocused its investment strategy on its core U.S. business. The Company's core business strategy focuses management's attention and capital resources on those geographic areas where the Company intends to strengthen and defend its current position. The Company has also implemented operational improvements and overhead reductions intended to increase the Company's results of operations and has already sold or closed several underperforming or non-strategic theatres. The corporate restructuring plan resulted in a higher level of focus by the Company on its domestic theatrical business and a reduction of corporate general and administrative expenses of 31.3%, or approximately $10.8 million for the year ended December 31, 1997, as compared to the year ended December 31, 1996. These savings were achieved primarily through headcount reductions and a consolidation of regional administrative offices.

DEVELOP NEW THEATRES AND REBUILD OR EXPAND EXISTING KEY THEATRE LOCATIONS. The Company plans to continue increasing its number of screens and operating margins by focusing its capital investment activities on developing new theatre locations in the Company's core areas of operation and leveraging its favorable theatre locations through the renovation, rebuilding or expansion of existing theatres in those key locations. The Company is developing higher margin multiplexes of 12 to 18 screens and is seeking to increase concession sales through, among other things, more efficient theatre design. The Company is also constructing its new theatres with stadium seating, digital sound, more comfortable seats and other state-of-the-art design features and amenities. The Company believes that these theatres will have an optimal relationship between the number of screens (12 to 18) and the size of the auditoriums (125 to 400 seats). These theatres are designed to increase the revenue per square foot generated by the facility and reduce the cost per square foot of constructing and operating the theatres. This multiplex strategy, in combination with an emphasis on concession sales, is designed to improve revenue and profitability by enhancing attendance and concession sales, theatre utilization and operating efficiencies and provide more efficient clustering around regional and district management centers. During 1997, the Company developed and opened 13 theatres (132 screens). During 1998 and 1999, the Company plans to open ten new theatres (119 screens), rebuild six existing theatres (70 screens) and renovate or add stadium seating to six other theatres.

DIVESTITURE OF UNDERPERFORMING THEATRES. The Company's 1996 corporate restructuring was also designed to rationalize underperforming or non-strategic assets by: (i) terminating leases for theatres that are underperforming; (ii) selling real estate underlying non-strategic or underperforming theatres; (iii) divesting theatres in non-core areas; and (iv) exchanging theatres in non-core areas for theatres in core areas. During 1997, the Company received approximately $59.5 million for the sale of substantially all of its international assets and certain non-operating real estate assets and closed or sold 44 underperforming or non-strategic theatres (170 screens). Many of the theatres closed or sold were not profitable or were located in areas that are not part of the Company's long-term strategic plans. The Company has identified 47 theatres (241 screens) that are not considered strategically important or are underperforming. The Company currently plans to sell or close these theatres during the next two years, although there can be no assurance that the Company will be able to accomplish such divestitures or closings.

IMPLEMENT OPERATIONAL IMPROVEMENTS. In the past two years the Company has recognized theatre and concession operating efficiencies through an increased focus on increasing concession sales, managing theatre payrolls and other variable costs and increased staff training. The Company increased concession sales per capita by approximately 7.8% in 1997 versus 1996 and 5.0% annually on average from 1993 to 1997. Management believes that there are opportunities to achieve additional operating efficiencies by disposing of less efficient theatres, developing new multiplex theatres, and continuing to improve theatre level operating expenses. Areas of focus for 1998 will include lowering concession costs, improving entertainment center operations and implementing new theatre point of sale computer systems and corporate level information management systems.

MANAGE INDIVIDUAL THEATRE CAPITAL REQUIREMENTS. While the Company plans to continue to develop several new state-of-the-art theatres each year, the Company intends to seek to reduce individual theatre financial leverage and capital requirements by also focusing on expanding, renovating and rebuilding many of its key locations. In many cases, these existing key locations can be transformed into state-of-the-art multiplex stadium theatres without competing against other operators for the location and incurring higher rent excessive higher preconstruction costs. Furthermore, existing structures can be utilized while being refurbished to help reduce overall construction costs. In addition, the Company's renovation of theatres in desirable locations eliminates much of the geographic risk related to a project's success. In order to reduce the overall investment by the Company in new theatres, the Company has entered into "build to suit" and other landlord leasing arrangements or sale and leaseback transactions. The Company also intends to continue to sell non-strategic and underperforming assets (such as the sale during 1997 of the majority of its international investments) and expects to redeploy capital to its core U.S. business. This strategy is intended to provide increased liquidity from the disposal of non-cash flow producing investments and theatres with limited growth potential.

ENHANCE STUDIO/DISTRIBUTOR RELATIONSHIPS. Management intends to continue to enhance and balance its studio relationships to obtain the optimal number of marketable motion pictures. The Company believes that it will continue to increase the number of prints it obtains from each studio as it increases the number of its screens in selected key locations and leverages its attractive theatre locations through the development of new, larger (in terms of screens), higher margin theatres. To the extent that theatrical exhibition remains the primary distribution channel for new motion picture releases and the overall number of movies produced continues to increase, management believes that the Company's focus on its core areas will provide it with access to more prints of each motion picture.

DEVELOP ANCILLARY REVENUE OPPORTUNITIES. The Company believes that there are opportunities to increase its ancillary revenue from its Satellite Theatre Network by renting theatres for seminars and business meetings, product and customer research and other entertainment uses. Through its VIP/Premier program, the Company seeks to enhance theatre attendance by selling large groups of tickets to businesses and groups through coupon books as well as gift certificates. On-screen advertising also provides an additional opportunity to increase revenue and profitability.

Operations
----------

Overview
The following table summarizes the screens and theatres in which the Company owns more than a 50% interest at the end of each of the last five years:

                                         December 31,
                               ---------------------------------
                               1993   1994   1995   1996   1997
                               -----  -----  -----  -----  -----
Number of Theatres               419    413    406    366    335
Number of Screens              2,192  2,254  2,310  2,203  2,165
Average Screens per Theatre      5.2    5.5    5.7    6.0    6.5

Through various joint venture companies, in which the Company owns a 50% or less interest, the Company also manages six theatres (19 screens) in the United States and operates six theatres (25 screens) in various foreign countries.

Almost all of the Company's theatres are multiplexes, with an average of 6.5 screens per theatre. In comparison to a single screen theatre, multiplex theatres allocate facilities such as concession stands and restroom facilities, and operating costs such as rent, utilities and personnel, over a larger base of screens and patrons. Multiplexes allow for a variety of films with different audience appeal to be shown in the same theatre and permit multiple showtimes of popular films. Multiplexes also provide the flexibility to shift films to larger or smaller auditoriums depending on the film's popularity. To limit crowd congestion and maximize staff efficiency, the Company's theatres stagger the starting times of films. The Company believes that multiplex theatres designed with 12 to 18 screens generally provide the optimal balance of return on invested capital and adequate screen numbers for patrons and film distribution companies, as compared to even larger "megaplex" theatres (20 or more screens).

As set forth in the following table, even though the Company operates several smaller theatres (in terms of number of screens), approximately 86.0% of the Company's screens as of December 31, 1997 were in theatres containing five or more screens:

       Number of Screens        Number of       % of       Cumulative % of
          per Theatre            Theatres   Total Screens    Total Screens
    --------------------------  ---------  --------------  ----------------

         Greater than 10           28             16%               16%
         9 - 10                    53             24                40
         7 - 8                     65             23                63
         5 - 6                     86             23                86
         3 - 4                     68             11                97
         1 - 2                     35              3               100

Revenue
-------
The Company's principal sources of revenue from its theatres are derived from theatrical admissions and concession sales. For the year ended December 31, 1997, theatrical admissions and concession sales comprised approximately 69.0% and 28.0% of the Company's revenue is derived from theatrical admissions and concession sales, respectively. The remaining 3.0% of revenue for this period was derived primarily from on-screen advertising, electronic video games located in theatre lobbies, theatre rentals, and other miscellaneous sources. Theatre rental revenue relates primarily to the Satellite Theatre Network business unit that rents theatres on a networked and non-networked basis for corporate meetings, seminars and other training/educational uses.

The Company's admissions revenue is based on the level of theatrical attendance and the mix of tickets sold. Theatre attendance is dependent primarily upon the ability to license the most popular films. The Company's ticket prices vary throughout the circuit depending upon such things as local competition, whether the theatre is showing first run or second run movies, and the local economy in which the theatre operates. Reduced ticket prices are typically charged for senior citizens, children and matinee showings. The mix of tickets sold is primarily related to the types of movies available to and exhibited by the Company. Admissions revenue is recorded net of applicable sales taxes.

Concession sales are a significant important factor in the overall profitability of a theatre. The Company's primary concession products are varying sizes of popcorn, soft drinks, candy and certain other products such as nachos and hot dogs. The Company also sells pizza, pretzels, cookies, ice cream, bottled water, fruit juices and other specialty items in many of its theatres. Popcorn, soft drinks and packaged candy are generally sold in three or four (including children's) sizes. Retail prices for concession items vary by the size of the offering and are generally market sensitive. Concession sales are recorded net of applicable sales taxes.

To further increase its concession sales, the Company has introduced new products and initiated programs intended to increase the percentage of patrons who purchase concessions and increase the amount of concessions purchased by each patron. To achieve these goals the Company has implemented training programs for all concession employees, remodeled concession stands at certain existing theatres to make them more visible, attractive and efficient, constructed new theatres with increased concession capacity, expanded concession menus in selected locations, installed bulk candy stands in most theatres and adopted certain seasonal and event-oriented promotional programs. In addition, theatre managers and assistant managers are incentivized through concession commission programs that represent a significant portion of their total compensation.

Marketing and Advertising
-------------------------

The Company relies principally upon newspaper advertisements, newspaper film schedules and word of mouth to inform its patrons of film titles and exhibition times. The Company utilizes local newspaper advertisements to promote its theatres and inform its patrons of the films being played and show times. The Company typically pays for this type of advertisement. In most areas, multi-media advertisements for upcoming film releases are paid by the film's distributor. In selected areas there is a "co-op" arrangement whereby the exhibitors and distributors share in the cost of film advertisement in newspapers. Film distributors will also typically pay for radio and television spots to promote certain motion pictures and special events.

Prior to the opening of a new theatre, the Company typically initiates a marketing campaign that advertises and promotes the new theatre for several weeks to several months prior to the new theatre's opening date. The costs associated with such marketing campaigns are capitalized and expensed as other operating expenses over the twelve months subsequent to the new theatre's opening date. In addition, in instances in which a theatre is performing below management's expectations, the Company may initiate a newspaper marketing campaign with the objective of increasing attendance at the theatre.

Film Licensing
--------------

The Company obtains licenses to exhibit films by directly negotiating with film distributors on a film-by-film and theatre-by-theatre basis. The Company licenses films through its booking offices located in New York and Los Angeles. Individuals in the booking offices are responsible for booking films for theatres in their assigned regions. This regional film booking structure allows the Company to maintain better relationships with the film distributors' regional representatives and provides better insight to the film tastes of its patrons. The Company licenses films from all of the major and independent film distributors and is not overly dependent on any one film distributor for film product.

The Company licenses the majority of its first run films from distributors owned by the major and independent film production companies. Each film distributor establishes geographic areas known as "film zones," and typically allocates each of its films to only one theatre within each film zone. In most cases where there is more than one exhibitor in a film zone this allocation process is based on long standing relationships between the distributor and exhibitor or is done on an alternating basis. In certain very limited cases where several exhibitors operate in a single film zone, films are allocated based on an exhibitor bidding process. The size of a film zone is based primarily upon population density. The Company operates in a total of 275 film zones and believes that it is the only exhibitor in 108 of these zones, and, therefore does not currently compete with other exhibitors for licensing specific film product at a give time in such film zones.

Film licenses typically specify rental fees equal to the higher of a percentage of (i) gross box office receipts or (ii) adjusted box office receipts. Under the gross box office receipts formula, the film distributor receives a specified weekly percentage of the gross box office receipts. Under the adjusted box office receipts formula, the film distributor receives a specified percentage of the excess of box office receipts over a periodically negotiated amount of theatre expenses. In a very limited number of cases, the Company may be required to pay a non-refundable guarantee or make film rental advances in order to obtain certain film licenses.

Most terms of the film licenses (and hence the film rental costs) with many film distributors are historically finalized after exhibition of the film in a process known as "settlement." The settlement process considers, among other things, the actual success of a film relative to original expectations, an exhibitor's commitment to the film, and the exhibitor's relationship with the film distributor. The Company has historically been able to license a majority of the motion pictures available, however, there is no guarantee that this will continue in the future.

Theatre Properties
------------------

The majority of the Company's theatres are located in free-standing buildings or are "anchor" tenants in regional malls or strip centers. Typically, the Company's third-party leases have remaining terms ranging from 10 to 25 years and provide for options to extend for up to 20 additional years at the Company's election. The leases provide for annual base rent and many require additional rent based upon a percentage of the leased theatres' revenue over a certain breakpoint. Certain of the leases provide for escalating minimum annual rentals during the term of the lease. The leases typically require the Company to pay for property taxes, insurance, and certain of the lessors' overhead costs. The Company expects that in the normal course of business, desirable leases that expire will be renewed or replaced by other leases, although such renewals or replacements may be on materially different terms. The Company owns directly or through its subsidiaries substantially all of the theatre equipment used in all of its theatres.

Construction. The Company's construction strategy focuses on selecting sites in its existing core areas of operation and enhancing the theatre-goer's experience by building state-of-the-art theatres. Each new location is selected after considering the Company's relative strength in the particular area, the number of existing competitive screens, growth potential of the area and the minimum threshold population within a certain radius of the theatre. As part of its construction strategy, the Company intends to construct or lease theatres that have a favorable balance between the number of screens (12 to 18) and the size of the auditoriums (125 to 400 seats). The Company believes that this balance will allow the Company to provide an adequate number of screens for film distributors and increased entertainment value to patrons afforded by larger auditoriums. In addition to increasing the number of screens in certain locations, the Company is also constructing theatres with stadium seating, more comfortable seats, analog and digital stereo sound systems and other state-of-the-art design features and amenities.

As a result of new construction and the sale or closure of older, smaller theatres, approximately 27.5% of the Company's screens have been constructed since January 1, 1992 and approximately 44.0% of theatres operated on January 1, 1992 have been sold or closed. As a result of this new construction and the sale or closure of older, smaller theatres, the Company's average number of screens per theatre has increased 35.4% from 4.8 screens at January 1, 1992 to
6.5 screens at December 31, 1997.

The Company has historically financed, and plans to continue to finance, a significant portion of the cost of construction of new theatres by entering into long-term leases or sale and leaseback transactions. The Company's long-term leases typically have initial terms of 15 to 25 years with renewal options and require the landlord to provide a significant portion of the up-front construction costs. As a result, capital expenditures are often only required for equipment and certain tenant finishes thereby reducing the net capital expenditures required for new leased theatres. Although in certain circumstances the Company may choose to acquire an existing theatre, the Company believes that it is generally more cost effective to add a new theatre location through construction.

In addition to new construction, the Company also intends to devote significant resources to adding additional screens to existing theatres and, refurbishing or rebuilding existing theatres to strengthen its position in existing areas. The Company believes that renovating, expanding or completely rebuilding certain of its existing theatre locations provides it with a significant competitive advantage in many of the large metropolitan areas where the availability of suitable theatre sites is limited.

Geographic Positioning. Geographic positioning and operating efficiencies are key elements of the Company's operating strategy. Geographic clustering at both the regional and local levels is important in providing the Company with access to attractive new theatre development opportunities and enhancing film buying and operating efficiencies. The Company achieves operating efficiencies by concentrating regional corporate operations around fewer strategic markets and reducing its number of less profitable, non-strategic theatres.

Theatrical exhibitors depend upon strong geographic positioning to obtain the most attractive film rental arrangements because film bookings are negotiated on a market by market basis. Strong geographic positioning in terms of both number of screens and locations enhances the attractiveness of a theatre exhibitor to film distributors, in part due to the exhibitor's ability to influence the local success of a film release.

The Company's theatres are located in large and medium sized metropolitan areas in California, southern New York (primarily New York City and Long Island), New Jersey, Florida, Texas, eastern Pennsylvania (including Philadelphia), Louisiana, Colorado (primarily Denver), Georgia, and certain areas in North and South Carolina. The Company believes that it has strong positions in many of these major metropolitan areas. The states that represent the largest geographic concentration of theatres and screens operated accounted for approximately 58% and 57% of the Company's total theatres and screens, respectively, at December 31, 1997 and approximately 61% of the Company's theatrical revenue for the year ended December 31, 1997 and were as follows:

                Total Number  Total Number         % of
                of Theatres    of Screens   Theatrical Revenue
                ------------  ------------  -------------------
California         64             358             20%
New York           33             177             14
Florida            25             217              8
Pennsylvania       27             142              8
Texas              26             195              7
Louisiana          19             142              4

Competition
-----------

The Company competes for the public's leisure time and disposable income with all forms of entertainment including sporting events, concerts, live theatre, and restaurants. The Company is also subject to varying degrees of competition from other theatre circuits and independent theatres, some of which may have greater access to capital resources. The motion picture exhibition industry is highly competitive, particularly with respect to film licensing, attracting patrons and acquiring or leasing new theatre sites. Some of the Company's competitors may be better established in certain areas where the Company's theatres are located. Competition for patrons occurs locally and depends upon factors such as: (i) which films a particular theatre is showing; (ii) location of theatres; (iii) comfort and quality of theatres; and (iv) ticket prices. Film patrons are not "brand" conscious and generally choose a theatre because of film selection, location and quality of the theatre.

Competition among theatre circuits for licensing popular films occurs locally and is based on the prestige and location of an exhibitor's theatres, quality of the theatres (especially projection and sound quality), seating capacity, and the exhibitor's ability and willingness to promote the films. The Company believes that promoting good relations with film distribution and production companies is important to consistently obtain the best mix of available films.

Where real estate is readily available, there are few barriers preventing competitors from opening theatres near one of the Company's theatres, which may have a material adverse effect on the Company's theatre. In addition, "megaplexes" (theatres with 20 or more screens) have been built or are planned to be built by competitors in certain areas in which the Company operates, which may result in excess capacity and adversely affect attendance and pricing at other theatres in such areas.

Alternative motion picture exhibition delivery systems, including cable television, video cassettes, satellite and pay per view, also exhibit filmed entertainment after its theatrical release. While the further expansion of such delivery systems (such as video on demand) could have a material adverse effect upon the Company's business and results of operations, no such adverse effect has yet been experienced.

Recent consolidation in the industry has included the anticipated merger of Sony Corp.'s Loews Theatres Exhibit Group with Cineplex Odeon Corp. announced in October 1997; the acquisition by Kohlberg Kravis Roberts & Co., ("KKR") of Act III Cinemas Inc., also announced in October 1997 and consummated in December 1997; and the anticipated joint acquisition of Regal Cinemas Inc. by affiliates of KKR and Hicks, Muse, Tate and Furst, Incorporated ("Hicks Muse") announced in January 1998. Such consolidation could increase the level of competition for the industry.

Satellite Theatre Network/TM/
-----------------------------

In an effort to utilize its existing theatres more effectively during periods of low attendance (such as mornings and weekdays), the Company has developed a business unit called the Proteus Network/TM/ or Satellite Theatre Network/TM/. The Satellite Theatre Network/TM/ rents theatre auditoriums for seminars, corporate training, business meetings and other educational or communication uses, product and customer research and other entertainment uses. Theatre auditoriums are rented individually or on a networked basis. To provide the "broadcasting" network or "teleconferencing" equipment, a network of theatres has been created by installing high quality (high definition-like) video projection equipment within theatres that are networked via the combination of satellite delivery from a single location or multiple location and telephonic communication.

As of December 31, 1997, the Satellite Theatre Network/TM/ included 31 theatres equipped with electronic video capability and additional 304 theatres that were being rented for individual non-networked uses. All of the Company's theatres can be "networked" through the use of temporary equipment. Because the Satellite Theatre Network/TM/ operations within the theatre are managed by existing personnel, very little incremental personnel expenditures are required. Marketing of the Satellite Theatre Network/TM/ services is performed on a national basis by staff located in Englewood, Colorado. The Company recorded $6.2 million, $6.0 million and $1.6 million of revenue from the Satellite Theatre Network/TM / for the years ended December 31, 1997, 1996 and 1995, respectively.

Management
----------

The Company operates its theatres from its Englewood, Colorado corporate headquarters, three regional operating offices, thirteen district operating offices and two film booking offices. All of the Company's district offices and two of the regional operating offices are located within theatres.

There is active communication between the theatres and division management and corporate management, which allows management to react on a daily basis to revenue and staffing information. Division management provides guidance in scheduling, staffing, screen allocation, and other operating decisions. Management personnel with the Company's marketing and concessions operations are also continually involved with theatre management to promote strong performance in those areas. This structure allows the theatre manager to focus solely on the day-to-day operations of the theatre. A primary responsibility of the theatre manager is improving efficiency and managing costs at the local theatre level.

Corporate and divisional management assists in the daily operations of the Company's theatres by booking and settling films, training new and existing employees, setting admission and concessions pricing policies, selecting concession products, advertising theatres and showtimes, selecting new theatre sites and negotiating national purchasing contracts. Corporate management also assists in theatre development and construction and capital raising activities and provides cash management, accounting, tax and management information services.

The Company's reporting systems provide management and each theatre manager with weekly and monthly operating reports for individual theatres. This allows management to monitor theatre manager performance and progress in attaining certain identifiable goals. The Company's computer system, installed in all of its theatres, allows the Company to centralize all theatre-level administrative functions at its three regional operating offices and corporate headquarters. The system allows regional and corporate management to monitor ticket revenue and concession sales. All accounting, reporting and management information systems are centralized at the Company's corporate headquarters. The Company is currently upgrading its corporate and theatre level computer systems to improve its reporting and point of sale capabilities.

As of December 31, 1997, the Company employed approximately 10,000 employees, of which approximately 1,300 were full-time. Approximately 45.0% of the Company's employees (substantially all of whom are part-time employees who work in the theatres) are paid based on the applicable state and Federal minimum wage regulations. Approximately 100 employees (primarily consisting of film projectionists) are covered by collective bargaining agreements.

Seasonality
-----------

The Company's theatrical results of operations are subject to seasonal fluctuations in theatre attendance, which corresponds to holiday school vacation periods, and a greater availability of popular motion pictures during the period from Memorial Day through Labor Day and during the Easter, Thanksgiving and Christmas holidays.

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

The Americans With Disabilities Act of 1990 ("ADA"), and certain state statutes among other things, require that places of public accommodation, including theatres (both existing and newly constructed), be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and reimbursement of plaintiff's attorneys' fees and expenses under certain circumstances. The Company has established a program to review and evaluate the Company's theatres and to make any changes that may be required by the ADA. In 1995, the Company settled the lawsuit styled Connie Arnold et al. vs. UATC, filed in 1991. This lawsuit involved allegations that certain of the Company's theatres lacked accessibility to persons with mobility disabilities in violation of the ADA. In the settlement agreement, the Company, the plaintiffs and the Department of Justice established standards of modifications that must be made to the Company's theatres throughout the United States to make them more accessible to persons with disabilities. The Company believes that the cost of complying with the ADA and the settlement agreement in the Connie Arnold case will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

Other
-----
The Company has not expended material amounts on research and development during the past three years.

There is no customer or affiliated group of customers to which sales are made in an amount that exceeds 10% of the Company's consolidated revenue.

Compliance with Federal, state and local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon the Company's financial position, liquidity or results of operations.

Item 2.  Properties
-------  ----------

The Company leases its executive office located in Englewood, Colorado and certain of its regional operating and film booking offices. The following table summarizes the theatres operated by the Company at December 31, 1997:

                                      Total Number  Total Number
                                      of Theatres    of Screens
                                      ------------  ------------
Owned and Operated Theatres:
 Fee-Owned                                  9             34
 Leased:
  From third parties                      290          1,918
  From UAR and Prop I                      36            213
                                          ---          -----
   Total owned and leased theatres        335          2,165
Managed theatres                           12             44
                                          ---          -----
   Total theatres operated                347          2,209
                                          ===          =====

Of the 335 owned and operated theatres, nine theatres (30 screens) are held through two corporations that are owned 75% by the Company and two theatres (19 screens) are held by two partnerships, each owned 51% by the Company. The remaining owned and operated theatres are held directly by the Company or its wholly-owned subsidiaries. The managed theatres include six theatres (19 screens) located in the United States and the rest are in countries outside of the United States and are all held by corporations owned 50% or less by the Company. Subsequent to December 31, 1997, the Company opened one theatre (nine screens) in Thailand.

The Company leases the land, building and equipment in the theatres owned by UAR and its wholly-owned subsidiaries, Prop I and Prop II (prior to December 1995), in accordance with two master affiliate leases. In conjunction with the 1995 Sale and Leaseback, the Prop II master lease was canceled. The UAR and Prop I master leases expire in 2003 and provide for options to extend the leases at the Company's option for up to an additional ten years.

The Company owns directly or through its subsidiaries substantially all of the theatre equipment used in its fee-owned theatres and theatres leased from unaffiliated third parties.

Item 3. Legal Proceedings
-------------------------

The Company is involved in various pending and threatened legal proceedings involving allegations concerning contract breaches, torts, employment matters, environmental issues, anti-trust violations, local tax disputes and miscellaneous other matters. In addition, there are other various claims against the Company relating to certain of the leases held by the Company. Although it is not possible to predict the outcome of these proceedings, the Company believes that such legal proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

Item 4. Submission of Matters to a Vote of Security Holder
----------------------------------------------------------

There were no matters submitted to a vote of the security holder during the quarter ended December 31, 1997.

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

Item 6.  Selected Financial Data
-------  -----------------------

The following table presents selected financial data relating to the results of operations for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 and balance sheets as of December 31, 1997, 1996, 1995, 1994 and 1993 (dollars in millions, except revenue per weighted average operating theatre and screen):

                                                          Years Ended December 31,
                                                  --------------------------------------
                                                    1997    1996    1995    1994    1993
                                                  -------   -----   -----   -----   -----
SUMMARY OF OPERATIONS DATA:
--------------------------
  Revenue                                          $685.1   677.5   648.6   623.1   643.8
                                                   ======   =====   =====   =====   =====
  Revenue per weighted average:
      Operating theatre (000's)                    $1,935   1,715   1,586   1,505   1,480
                                                   ======   =====   =====   =====   =====

      Operating screen (000's)                     $  311     295     286     283     287
                                                   ======   =====   =====   =====   =====

Depreciation and amortization                      $ 57.9    72.0    66.0    63.1    68.0
                                                   ======           =====   =====   =====

Operating income before provision
  for asset impairments                            $ 25.8     1.6     9.1    18.5    12.2
                                                   ======   =====   =====   =====   =====

Provision for asset impairments                    $ 31.4     8.7    21.0       0       0
                                                   ======   =====   =====   =====   =====

Operating income (loss)                            $ (5.6)   (7.1)  (11.9)   18.5    12.2
                                                   ======   =====   =====   =====   =====

Gain (loss) on disposition of assets               $ 21.9     1.3   (13.9)   (9.7)   (8.7)
                                                   ======   =====   =====           =====

Net loss                                           $(27.8)  (46.6)  (68.9)  (27.9)  (31.6)
                                                   ======   =====   =====   =====   =====

Net loss available to common
  stockholder                                      $(51.6)  (67.5)  (87.2)  (44.0)  (45.6)
                                                   ======   =====   =====   =====   =====

Capital expenditures                               $ 58.4    67.3    84.2    45.6    28.0
                                                   ======   =====   =====   =====   =====

Balance sheet data at year end:
  Total assets                                     $506.0   548.1   594.2   602.6   618.1
                                                   ======   =====   =====   =====   =====

  Total debt                                       $362.2   389.0   383.2   320.2   327.0
                                                   ======   =====   =====   =====   =====

Weighted avg. operating screens/(1)/                2,204   2,299   2,270   2,202   2,242
                                                   ======   =====   =====   =====   =====

Weighted avg. operating theatres/(1)/                 354     395     409     414     435
                                                   ======   =====   =====   =====   =====
Weighted avg. operating screens
  Per operating theatre                               6.2     5.8     5.6     5.3     5.2
                                                   ======   =====   =====   =====   =====

/(1)/ Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.

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

                             RESULTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

The following table summarizes certain operating data of the Company's theatres (dollars in millions, except admissions per weighted average operating theatre, admissions per weighted average operating screen and concession sales per weighted average operating theatre):

                                                Years Ended                             Years Ended
                                                December 31,            %               December 31,             %
                                          ------------------------   Increase   --------------------------   Increase
                                              1997         1996     (Decrease)     1996          1995       (Decrease)
                                          -------------  ---------  ----------  -----------  -------------  ----------
Operating theatres /(1)/
Revenue:
  Admissions                                $    473.9       466.5        1.6%        466.5         457.1         2.1%
  Concession sales                               189.6       185.1        2.4         185.1         178.2         3.9
  Other                                           21.6        25.9      (16.6)         25.9          13.3        94.7
Operating expenses:
  Film rental and advertising expenses           262.5       257.2        2.1         257.2         248.6         3.5
  Concession costs                                30.2        29.3        3.1          29.3          29.5        (0.7)
  Other operating expenses:
   Personnel expense                              95.5        96.4       (0.9)         96.4          95.2         1.3
   Occupancy expense:
    Rent excluding sale and leaseback             77.4        74.6        3.8          74.6          72.9         2.3
    Sale and leaseback rentals                    13.4        11.6       15.5          11.6           0.5         N/M
   Misc. operating expenses                       97.9        98.4       (0.5)         98.4          92.2         6.7

Weighted avg. operating theatres/(2)/              354         395      (10.4)          395           409        (3.4)
Weighted avg. operating screens/(2)/             2,204       2,299       (4.1)        2,299         2,270         1.3
Weighted avg. screens per
 avg. theatre                                      6.2         5.8        6.9           5.8           5.6         3.6
Admissions per weighted avg.
 operating theatre                          $1,338,701   1,181,013       13.4     1,181,013     1,117,604         5.7
Admissions per weighted avg.
 operating screen                           $  215,018     202,914        6.0       202,914       201,366         0.8
Concession sales per weighted
 avg. operating theatre                     $  535,593     468,608       14.3       468,608       435,697         7.6

/(1)/ The operating theatres include revenue and expenses of all theatres operated by the Company that are more than 50% owned.
/(2)/ Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.

      REVENUE FROM OPERATING THEATRES FOR THE YEAR ENDED DECEMBER 31, 1997
      --------------------------------------------------------------------
                  COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

ADMISSIONS: Admissions revenue increased 1.6% during 1997 as compared to 1996, despite a 10.4% decline in the average number of theatres operated. This increase was primarily due to a 7.0% increase in the average ticket price, partially offset by a 5.0% decrease in attendance. The increase in the average ticket price for 1997 was primarily due to an increase in the percentage of full priced tickets purchased and certain selective increases in ticket prices during 1997 and late 1996. The decrease in attendance for 1997 was primarily due to decreases in the number of weighted average theatres and screens operated during the year. Admissions per weighted average operating theatre and screen increased 13.4% and 6.0%, respectively, during 1997 as compared to 1996. These admissions increases were primarily due to an increase in the number of films released and the success of those films and the opening of several new theatres, which have higher admissions per theatre and screen, the sale or closure of several less productive theatres, and the 1997 and late 1996 increases in ticket prices, partially offset by decreased attendance.

CONCESSION SALES: Concession sales revenue increased 2.4% during 1997 as compared to 1996. This increase was primarily due to a 7.8% increase in the average concession sale per patron, partially offset by the decreased attendance discussed above. Concession sales per weighted average operating theatre increased 14.3% during 1997 as compared to 1996. The increases in the average concession sale per patron and concession sales per weighted average operating theatre were primarily due to certain selective price increases during 1997 and late 1996, the Company's increased emphasis on sales staff training, the opening of several new theatres with more efficient concession operations, the sale or closure of several less productive theatres and the introduction of new concession menu items at certain theatres.

The following table sets forth the admissions and concession sales revenue for theatres operated throughout all of 1997 and 1996 (dollars in millions):

                                Theatres  Screens  1997   1996 % Increase
                                --------  -------  -----  ---- ----------
Theatres operated throughout
 both periods                       312   1,922
  Admissions                                      $412.1  410.8    0.3%
  Concession sales                                 162.0  160.5    0.9

This "same theatre" analysis eliminates the effect of new theatre openings, sales or closures during 1997 or 1996.

OTHER: Other revenue is derived primarily from on-screen advertising, electronic video games located in theatre lobbies, theatre rentals, the rental of theatres on a networked and non-networked basis for corporate meetings, seminars and other training/educational uses by the Satellite Theatre Network, and other miscellaneous sources. Other revenue decreased 16.6% during 1997 as compared to 1996 primarily as a result of the Company operating fewer weighted average operating theatres and a decrease in revenue from on-screen advertising.

      REVENUE FROM OPERATING THEATRES FOR THE YEAR ENDED DECEMBER 31, 1996
                  COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

ADMISSIONS: Admissions revenue increased 2.1% during 1996 as compared to 1995. This increase was primarily the result of a 2.7% increase in average ticket prices, partially offset by a 0.6% decrease in attendance. The increase in average ticket prices was due primarily to a decline in the number of tickets sold for lower priced matinee shows and to an increase in ticket prices during late 1996. The decrease in attendance for 1996 was primarily related to the release of a fewer number of "blockbuster" films during the Summer Olympic Games and the adverse effect of the Olympics on films which were being shown. While Independence Day and A Time to Kill performed very well during the Olympics, the attendance for several other films in the marketplace during July and August appeared to be adversely impacted. Admissions per weighted average operating theatre and screen increased 5.7% and 0.8%, respectively, during 1996 as compared to 1995 primarily as a result of several new theatres opened by the Company which have higher admissions per screen, the sale or closure of several smaller (in terms of screens) less productive theatres, and the average ticket prices and attendance fluctuations discussed above.

CONCESSION SALES: Concession sales revenue increased 3.9% during 1996 as compared to 1995 primarily as a result of a 4.5% increase in the average concession sale per patron, partially offset by the decreased attendance discussed above. Concession sales per weighted average operating theatre increased 7.6% during 1996 as compared to 1995. The increases in average concession sales per patron and concession sales per weighted average operating theatre were primarily attributable to certain selective price increases in late 1996, the Company's increased emphasis on training, the installation of bulk candy stands in May 1995, the renovation of concession stands at certain existing theatres, the opening of several new theatres and the closure of certain less efficient older, smaller theatres.

The following table sets forth the admissions and concession sales revenue for theatres operated throughout all of 1996 and 1995 (dollars in millions):

                                Theatres  Screens   1996   1995   % Increase
                                --------  -------   ----   ----   ----------
Theatres operated throughout
 both periods                       350   2,005
  Admissions                                        $417.6 407.4     2.5%
  Concession sales                                   163.1 157.2     3.8

OTHER: Other revenue increased 94.7% (or $12.6 million) during 1996 as compared to 1995 primarily as a result of increased revenue from the Company's on-screen advertising and Satellite Theatre Network.

            OPERATING EXPENSES FOR THE YEAR ENDED DECEMBER 31, 1997
                  COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

FILM RENTAL AND ADVERTISING EXPENSES: Film rental and advertising expenses increased 2.1% during 1997 as compared to 1996. Film rental and advertising expenses as a percentage of admissions revenue were 55.4% for 1997 and 55.1% for 1996. The increase in film rental and advertising expenses as a percentage of admissions revenue for 1997 was primarily due to the shorter run of several major films released in the second quarter of 1997, partially offset by slightly lower advertising expenses. Typically, film rental as a percentage of admissions revenue increases when a higher percentage of a film's total admissions is collected in the opening weeks of a film's run. Advertising expenses were lower as a result of more efficient buying of print advertising by the Company and distributors and to fewer number of theatres operated.

CONCESSION COSTS: Concession costs include direct concession product costs and concession promotional expenses. Such costs increased 3.1% during 1997 as compared to 1996. Concession costs as a percentage of concession sales were 15.9% for 1997 and 15.8% for 1996. The slight increase in concession costs as a percentage of concession sales for 1997 was primarily due to an increase in the cost of certain commodity priced items such as corn seed and oil.

PERSONNEL EXPENSE: Personnel expense includes the salary and wages of the theatre manager and all theatre staff, commissions on concession sales, payroll taxes and employee benefits. Personnel expense decreased 0.9% during 1997 as compared to 1996. This decrease in personnel expense in 1997 was primarily due to more efficient theatre staffing and fewer weighted average operating theatres, partially offset by the increases in the Federal (and certain state) minimum wage in late 1996 and late 1997. These increases resulted in a 7.4% increase in the average hourly wage paid to theatre staff in 1997 versus 1996. Despite the increases in the Federal minimum wage in 1997 and 1996, personnel expense as a percentage of admissions and concession sales revenue decreased to 14.4% in 1997 from 14.8% in 1996. These improved payroll statistics relate to more efficient staffing and some increases in ticket and concession sales. Additionally, the Company's personnel expense efficiencies have been positively impacted by the closure or sale of several less efficient theatres and the opening of several new larger, more efficient multiplex theatres and reduced expenses for fringe benefits.

OCCUPANCY EXPENSE: The Company's typical theatre lease arrangement provides for a base rental as well as contingent rental that is a function of the underlying theatre's revenue over an agreed upon breakpoint. Total occupancy expense increased 5.3% during 1997 as compared to 1996. This increase in 1997 relates to higher contingent rentals, rentals on newly opened theatres and rentals related to the sale and leaseback transaction completed in late 1996, partially offset by the decrease in the number of weighted average operating theatres. Occupancy expense includes non-cash charges relating to the effect of escalating leases which have been "straight lined" for accounting purposes of $3.7 million and $3.1 million for 1997 and 1996, respectively.

MISCELLANEOUS OPERATING EXPENSES: Miscellaneous operating expenses consist of utilities, repairs and maintenance, insurance, real estate and other taxes, supplies and other miscellaneous operating expenses. Miscellaneous operating expenses decreased 0.5% during 1997 as compared to 1996. This decrease in 1997 relates primarily to reduced utilities, repairs and maintenance and insurance associated with fewer weighted average theatres, partially offset by additional expenses associated with the Company's Satellite Theatre Network.

            OPERATING EXPENSES FOR THE YEAR ENDED DECEMBER 31, 1996
                  COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

FILM RENTAL AND ADVERTISING EXPENSES: Film rental and advertising expenses increased 3.5% during 1996 as compared to 1995. Film rental and advertising expenses as a percentage of admissions revenue were 55.1% for 1996 and 54.4% for 1995. The increase in film rental and advertising expense as a percentage of admissions revenue for 1996 related primarily to an increase in the percentage of revenue from higher cost "blockbuster" films released during 1996 and the absence of many very successful lower budget films. In addition, due to an increase in the number of films released and the effect of the Summer Olympic Games during the summer of 1996, several films had shorter runs with a higher percentage of their total admissions falling during the opening weeks.

DIRECT CONCESSION COSTS: Direct concession costs decreased 0.7% during 1996 as compared to 1995. Direct concession costs as a percentage of concession sales revenue were 15.8% for 1996 and 16.6% for 1995. The decrease in direct concession costs during 1996 was primarily due to the sale of advertising on popcorn and soft drink containers, partially offset by higher concession sales revenue and costs attributable to increased sales of bulk candy.

PERSONNEL EXPENSE: Personnel expense increased 1.3% during 1996 as compared to 1995. The increase in personnel expense in 1996 is primarily attributable to the increase of the Federal minimum wage law increase which went into effect on October 1, 1996 and to an increase in the number of weighted average operating screens, offset by more efficient theatre staffing. While the increase in the Federal minimum wage affected a large number of the Company's theatres, it had a significant impact on the average hourly wage paid to the Company's theatre employees located in smaller and mid-sized markets. Personnel expense as a percentage of admissions and concession sales revenue declined in 1996 to 14.8% as compared to 15.0% in 1995. This decrease was primarily attributable to changes in the theatre manager commission structure, which focused on more efficient staffing of theatres.

OCCUPANCY EXPENSE: Total occupancy expense increased 17.4% during 1996 as compared to 1995. This increase in 1996 relates primarily to $11.1 million of incremental rent in 1996 associated with those theatres that were part of the 1995 Sale and Leaseback and the 1996 sale and leaseback transaction and incremental base rentals associated with newly opened theatres, partially offset by fewer weighted average operating theatres. Additionally, occupancy expense includes non-cash charges relating to the effect of escalating leases which have been "straight-lined" for accounting purposes of $3.1 million and $2.0 million for 1996 and 1995, respectively. Excluding the rent associated with the 1995 Sale and Leaseback and the 1996 sale and leaseback transaction and the non-cash rent, occupancy expense would have increased only 0.8% during 1996 as compared to 1995.

MISCELLANEOUS OPERATING EXPENSES: Miscellaneous operating expenses increased 6.7% during 1996 as compared to 1995. This increase relates primarily to increased operating expenses associated with the Satellite Theatre Network and normal inflationary increases.

        OTHER EXPENSES FOR THE YEARS ENDED DECEMBER 1997, 1996 AND 1995

GENERAL AND ADMINISTRATIVE EXPENSE AND RESTRUCTURING CHARGE
-----------------------------------------------------------

General and administrative expense consists primarily of costs associated with corporate theatre administrative and operating personnel, international staff, Satellite Theatre Network sales and marketing staff and other support functions located at the Company's corporate headquarters, two film booking and three regional operating offices and 13 district theatre operations offices (generally located in theatres). At the end of 1996, the Company initiated a corporate restructuring plan intended to provide a higher level of focus on the Company's domestic theatrical business at a lower annual cost. As a result of this corporate restructuring plan, which was substantially completed in January 1997, general and administrative expenses decreased $10.8 million in 1997, or 31.3%, as compared to 1996. During 1996, administrative costs decreased $0.1 million primarily as a result of $2.1 million of non-recurring severance and litigation charges accrued in 1995, partially offset by normal annual salary adjustments, as well as increased professional and legal fees. During 1997 and 1996, the Company recorded $0.8 million and $1.9 million, respectively, of restructuring charges relating to severance and other related expenses associated with the Company's corporate restructuring.

DEPRECIATION AND AMORTIZATION AND PROVISIONS FOR ASSET IMPAIRMENTS
------------------------------------------------------------------

Depreciation and amortization expense includes the depreciation of theatre buildings and equipment, the amortization of theatre lease costs and certain non-compete agreements and non-cash provisions for asset impairments. The provision for asset impairments relates to non-cash charges for the difference between the historical book value of individual theatres (in some cases, groups of theatres) and the net discounted cash flow expected to be received from the operation or future sale of the individual theatre (or groups of theatres). Depreciation and amortization increased $8.6 million in 1997 as compared to 1996 and decreased $6.3 million in 1996 as compared to 1995. The 1997 increase was primarily due to $31.4 million of non-cash provisions for asset impairments offset by lower amortization of non-compete agreements. The 1996 decrease was primarily due to a decline in the amount of non-cash provisions for asset impairments from $21.0 million in 1995 to $8.7 million in 1996, offset by depreciation charges on the Company's newly opened theatres. Included in depreciation and amortization expense for each of the years ending December 31, 1997, 1996 and 1995 was $9.0 million, $24.0 million and $24.0 million, respectively, relating to certain assets, non-compete agreements and other assets acquired as part of the Acquisition which were being amortized over a five year life. In May 1997, such assets were fully amortized and, as a result, no further amortization expense will be recorded related to those assets.

OPERATING LOSS
--------------

The Company incurred operating losses of $5.6 million, $7.1 million, and $11.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. As shown in the table below, prior to the Company recording non-cash provisions for asset impairments, the Company recognized operating income of $25.8 million, $1.6 million and $9.1 million for the years ended December 31, 1997, 1996 and 1995, respectively ($ in millions).

                                      1997    1996    1995
                                     -------  -----  ------
Operating loss                        $(5.6)  (7.1)  (11.9)
Non-cash provisions for
 asset impairments                     31.4    8.7    21.0
                                      -----   ----   -----
Operating income before non-cash
 provisions for asset impairments     $25.8    1.6     9.1
                                      =====   ====   =====

The increase in operating income before non-cash provisions for asset impairments in 1997 was primarily due to the operating improvements discussed above, savings associated with the Company's corporate restructuring in December 1996 and reduced depreciation and amortization expenses in 1997 versus 1996.
The reduction in operating income before non-cash provisions for asset impairments in 1996 was primarily due to $11.1 million of incremental rent associated with the 1995 Sale and Leaseback, partially offset by increased operating margins.

INTEREST, NET
-------------

Interest, net increased $0.2 million in 1997 as compared to 1996 and decreased $2.3 million in 1996 as compared to 1995. The 1997 increase was primarily due to a slightly higher average outstanding debt balance. The 1996 decrease was primarily due to lower market interest rates on floating rate borrowings partially offset by a slightly higher average outstanding debt balance.

GAIN (LOSS) ON DISPOSITION OF ASSETS, NET
-----------------------------------------

During April 1997, the Company sold its 50% interest in a Hong Kong theatre company to its partner for approximately $17.5 million and during September 1997, the Company sold its theatre investments in Mexico and the majority of its theatre assets in Argentina for approximately $25.0 million. In addition, various non-strategic or underperforming operating theatres and real estate assets were sold for net cash proceeds of approximately $17.0 million. In conjunction with these sales, the Company recognized $21.9 million of gains. During 1996, the Company sold certain theatres for which cash proceeds of $20.5 million were received. In conjunction with these sales, the Company recognized $1.3 million of gains. During 1995, the Company incurred losses on the disposition of assets of $13.9 million. These losses relate primarily to the sale of certain theatres for which net cash proceeds of $7.7 million were received, and the termination or non-renewal of leases related to theatres, which were closed. The theatres sold and closed were primarily non-strategic or underperforming.

INCOME TAX EXPENSE
------------------
Income tax expense consists of current state and Federal income taxes of the Company's less than 80%-owned consolidated subsidiaries. At December 31, 1997, the Company has a net operating loss carryforward of approximately $214.0 million. The income tax returns of OSCAR I are currently being audited by the Internal Revenue Service. The outcome of this audit may reduce the amount of OSCAR I's net operating loss carryforward and/or change the basis (and thus future tax depreciation) related to certain assets. The Company believes that the result of the audit will not have a material adverse effect on the financial condition or results of operations of the Company.

NET LOSS
--------
During 1997, the Company incurred a net loss of $27.8 million as compared to $46.6 million in 1996. This decrease in net loss was primarily attributable to an increase in the operating margins at the Company's theatres and the gain recognized on the sale of certain of the Company's international theatre operations and certain other operating theatres and real estate assets, offset by non-cash provisions for asset impairments. During 1996, the Company incurred a net loss of $46.6 million as compared to $68.9 million in 1995. This decrease in net loss was due to a decrease in operating loss and to $13.9 million of losses recognized on the disposition of assets during 1995. Despite the $11.1 million increase in occupancy costs during 1996 associated with various sale leaseback transactions, operating loss decreased primarily as a result of a 4.5% increase in total operating revenue and a $6.3 million decrease in depreciation and amortization.

                        LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 1997, net cash provided by the Company's operating activities increased to $48.7 million from $28.4 million for the year ended December 31, 1996. This net cash provided by operating activities was $34.0 million in excess of cash used in investing activities, which provided for a $28.3 million reduction in net debt balances. During 1996, the net cash provided by operating activities was $30.3 million less than cash used in investing activities.

Substantially all of the Company's admissions and concession sales revenue is collected in cash. Due to the unfavorable interest rate spread between bank facility borrowings and cash investments, the Company seeks to use all of its available cash to repay its revolving bank borrowings and borrow under those facilities as cash is required. The Company benefits from the fact that film expenses (except for films that require advances) are usually paid 15 to 45 days after the admissions revenue is collected.

On December 13, 1995, the Company entered into the 1995 Sale and Leaseback pursuant to which ten of its operating theatres and the associated land and buildings and four theatres and a four screen addition under development were sold to, and leased back from, an unaffiliated third party for approximately $47.1 million. At December 31, 1996, approximately $7.8 million of sales proceeds were held in escrow for the final theatre and the screen addition under construction. These proceeds were paid to the Company in 1997 when construction of the remaining theatre and the screen addition was completed.

In November 1996, the Company entered into a sale and leaseback transaction pursuant to which three of its operating theatres and the associated land and buildings and two theatres under development were sold to, and leased back from, an unaffiliated third party for approximately $21.5 million. The sales proceeds related to the two theatres under development (approximately $12.3 million) were deposited into an escrow account to be used to fund the related construction costs. During 1997, the Company opened one of the theatres under development and received approximately $10.8 million of proceeds from the escrow account.

On December 31, 1997, the Company entered into a sale and leaseback transaction whereby two theatres currently under development were sold to, and leased back from, an unaffiliated third party for approximately $18.1 million. At December 31, 1997, approximately $13.5 million of the sales proceeds were deposited into an escrow account and are to be paid under the terms of the sale and leaseback to fund certain of the construction costs associated with the two theatres.

In December 1996, the Company initiated a new investment strategy that focuses on the development of new theatres and renovation and expansion of existing high revenue theatres in the United States where the Company has a significant operating presence. As part of this increased focus on its U.S. operations, the Company restructured and realigned its corporate overhead functions and has sold most of its international investments. The proceeds received from the sale of international investments and corporate overhead savings were redeployed into new theatre developments or the renovation of existing key theatres in the Company's core markets and used to repay existing debt. The international investments sold included the Company's Hong Kong, Mexico and certain of its Argentina theatre investments. Proceeds related to these sales were approximately $42.5 million. The Company currently has an agreement to sell a portion of its investments in Singapore and Thailand for $8.1 million. After the consummation of such sale, the Company will retain a 10.0% interest in four theatres in Singapore and Thailand.

As part of its strategic plan, the Company intends to continue to dispose of, through sale or lease terminations, certain of its non-strategic or
underperforming operating theatres and real estate.   Net proceeds, if any, from
these increased disposition efforts are also expected to be used to repay existing debt or to be redeployed into new, larger (in terms of screens), higher margin theatres. While there can be no assurance that such sales or lease termination efforts will be successful, negotiations are ongoing with respect to several other theatres and parcels of real estate. During the year ended December 31, 1997, the Company closed or sold 44 theatres (170 screens). The theatres that were closed or sold were primarily non-strategic or underperforming.

In an effort to limit the amount of investment exposure on any one project, the Company typically develops theatre projects where both the land and building are leased through long-term operating leases. Where such lease transactions are unavailable, however, the Company will invest in the land and development of the entire theatre facility (fee owned) and then seek to enter into a sale and leaseback transaction. Regardless of whether the theatre is leased or fee owned, in most cases the equipment and other theatre fixtures are owned by the Company. For the year ended December 31, 1997, the Company invested approximately $65.8 million on the development of 13 new theatres (132 screens) that opened during the period, construction on ten new theatres (119 screens) and screen additions or renovations to 12 theatres expected to open during 1998 or 1999 and recurring maintenance on certain existing theatres.

At December 31, 1997, the Company had entered into construction or lease agreements for ten new theatres and for screen additions or renovations to 12 existing theatres that the Company intends to open or renovate during the next two years. The Company estimates that capital expenditures associated with these theatres will aggregate approximately $100.0 million. Such amounts relate only to projects in which the Company has executed a definitive lease and all significant lease contingencies have been satisfied. The Company expects additional capital expenditures to be made as other projects are finalized. Of the committed amount, approximately $15.0 million will be funded from proceeds of certain sale and leaseback transactions currently held in escrow.

At December 31, 1997, the Company had approximately $226.5 million of indebtedness outstanding under its bank credit facility and approximately $55.8 million of unused revolving loan commitments thereunder (of which $11.1 million of which had been used for the issuance of letters of credit).

The Company is party to interest rate cap agreements on $100.0 million of floating rate debt which provide for a LIBOR interest rate cap of 7 1/2% per annum and expire at various dates through 1999. The terms of the Company's bank credit facility require the Company to obtain interest rate hedges on a certain portion of its indebtedness thereunder. The Company amortizes the cost of its interest rate cap agreements to interest expense over the life of the underlying agreement. Amounts received from the counterparties to the interest rate cap agreements are recorded as a reduction of interest expense.

The level of continued investing activities by the Company is dependent on, among other factors, its on-going operating liquidity and other sources of liquidity. One measure commonly used in the theatrical industry to measure operating liquidity is referred to as "Interest Coverage." Interest Coverage is the ratio of Operating Cash Flow or EBITDA (earnings before interest, taxes, depreciation, amortization and other non-recurring or non-cash operating credits or charges) to interest expense (excluding amortization of deferred loan costs). As described previously, several non-recurring or non-cash operating charges were recorded in the Consolidated Statements of Operations during 1997, 1996 and 1995 which adversely affected the Company's Operating Income for such years. Following is a calculation of Operating Cash Flow and Interest Coverage for each of the last three years, including a reconciliation of Operating Income to Operating Cash Flow ($ in millions):


                                                              1997   1996    1995
                                                             ------  -----  ------
         Operating loss                                      $(5.6)  (7.1)  (11.9)
         Depreciation and amortization and provisions for
         asset impairments                                    89.3   80.7    87.0
         Non-cash rent                                         3.7    3.1     2.0
         Severance, litigation and restructuring expenses      0.8    1.9     2.1
                                                             -----   ----   -----
         Operating Cash Flow                                 $88.2   78.6    79.2
                                                             =====   ====   =====

         Interest Expense                                    $36.9   36.1    39.0
                                                             =====   ====   =====

         Interest Coverage Ratio                               2.4    2.2     2.0
                                                             =====   ====   =====

As shown above, the Company's interest coverage increased during 1997 as compared to 1996 primarily because of increased Operating Cash Flow. The Company's interest coverage increased during 1996 as compared to 1995 due primarily to lower interest expense, despite $11.1 million of incremental sale and leaseback rentals. The lower interest expense in 1996 was due to lower market interest rates.

Operating Cash Flow is one measure of value and borrowing capacity commonly used in the theatrical exhibition industry and is not intended to be a substitute for Operating Cash Flow as defined in the Company's debt agreements or for cash flows provided by operating activities, a measure of performance provided herein in accordance with generally accepted accounting principles, and should not be relied upon as such. The Operating Cash Flow as set forth above does not take into consideration certain costs of doing business, and as such, should not be considered in isolation to other measures of performance.

Another measure of liquidity is net cash provided by operating activities as reflected in the accompanying Consolidated Statements of Cash Flow. Net cash provided by operating activities was $48.7 million, $28.4 million and $42.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.
This measurement sets forth the net cash from the operations of the Company which was available for the Company's liquidity needs after taking into consideration certain additional costs of doing business which are not reflected in the Operating Cash Flow calculations discussed above.

For the year ended December 31, 1997, net cash provided by operating activities exceed net cash used in investing activities by $34.0 million, as compared to deficits of $30.3 million and $12.3 million for the years ended December 31, 1996 and 1995, respectively.

Certain notes of Prop I outstanding pursuant to an Indenture of Mortgage, dated October 1, 1988 ("the "Prop I Mortgage Notes"), will mature on November 1, 1998. The outstanding principal balance of the Prop I Mortgage Notes on the maturity date will be approximately $45.7 million. Management believes that the proceeds necessary to repay the Prop I Mortgage Notes at the maturity date will be provided by the Company's operating activities or such Prop I Mortgage Notes may be refinanced by a new debt facility or a new sale and leaseback transaction or otherwise.

The Company believes that the net cash provided by operations and borrowings available under bank credit facilities will be sufficient to fund its future cash requirements. The Company expects that future cash requirements will principally be for repayments of indebtedness, working capital requirements and capital expenditures. The Company's future operating performance and ability to service or refinance its current indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. Additionally, the Company's ability to incur additional indebtedness may be limited by the 1995 Sale and Leaseback agreements.

From time to time, the Company evaluates the value of its theatres and other assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." To the extent such values are less than the recorded amounts for such assets, the Company may recognize a non-cash charge to reflect an impairment.

                              RECENT DEVELOPMENTS

On November 19, 1997, OSCAR I entered into a definitive recapitalization agreement (the "Recapitalization Agreement") with an affiliate of Hicks Muse. The Recapitalization Agreement provided for (i) the sale of newly-issued common stock of OSCAR I to Hicks Muse for $266.0 million and the simultaneous repurchase by OSCAR I of approximately the same number of shares of common stock of OSCAR I owned by its existing stockholders (including management), after which sale and repurchase Hicks Muse would own approximately

88.8% of the outstanding common stock of OSCAR I; (ii) the redemption of OSCAR I's preferred stock; (iii) the redemption of the Company's senior secured notes (the "Senior Secured Notes") with a new subordinated debt issue; and (iv) the establishment of a new bank credit facility to refinance the Company's existing bank credit facility and provide additional working capital. In late January 1998, just prior to the scheduled closing date, Hicks Muse indicated that they were unwilling to close on the terms of the Recapitalization Agreement. Due to the failure by Hicks Muse to close on the agreed terms, MLCP terminated the Recapitalization Agreement on February 20, 1998.

After the termination, the Company decided to pursue a refinancing of its existing bank credit facility and the redemption of the Senior Secured Notes and the preferred stock of OSCAR I. This refinancing is expected to involve the issuance of $275.0 million of new senior subordinated debt securities and a new senior bank credit facility of $400-$450 million. It is expected that these new debt securities will be issued by OSCAR I with a guarantee by the Company of the new senior bank credit facility. There can be no assurance as to whether or when any such refinancing and redemption will be completed. While it is not possible to predict the final terms of the new debt securities or new bank credit facility, the Company expects the new bank credit facility will provide the Company with additional borrowing availability and expects them to have a lower overall interest rate than the interest rate on the Company's current bank credit facility and dividend rate on the OSCAR I preferred stock. While there can be no assurance as to the timing of the refinancing and redemption, the Company expects to complete such transactions during the second quarter of 1998. The offering of such new debt securities will not be registered under the Securities Act and such new debt securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

                                     OTHER

The Company's revenues have been seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, the most successful motion pictures have been released during the summer extending from Memorial Day to Labor Day and the holiday season extending from Thanksgiving through year-end. The unexpected emergence of a hit film during other periods can alter this traditional trend. The timing of such film releases can have a significant effect on the Company's results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or for the same period in the following year. In the first quarter of 1997, the Company experienced favorable operating results compared to the prior period, principally due to the release of several popular motion pictures and the occurrence of Easter in such quarter. Although the Company's operating results for the first two months of 1998 exceeded those for the first two months of 1997 the Company does not expect its operating results for the first quarter of 1998 to equal those achieved in the first quarter of 1997. Historically, the principal impact of inflation and changing prices upon the Company has been with respect to the construction of new theatres, the purchase of theatre equipment and the utility and labor costs incurred in connection with continuing theatre operations. Film rental fees, which are the largest operating expense incurred by the Company, are customarily paid as a percentage of admissions revenue and hence while the film rental fees may increase on an absolute basis the percentages are not directly affected by inflation. Inflation and changing prices have not had a significant impact on the Company's total revenues and results of operations.

The Company has initiated a review of its internal information systems for Year 2000 transition problems and, although such review is still in progress, believes that conversion requirements will not result in significant disruption of the Company's business operations or have a material adverse effect on its future liquidity or results of operations. The Company has not extensively investigated the Year 2000 compliance of its customers, suppliers and other third parties with whom it has business relationships, but intends to make selected inquiries. Compliance by such third parties is voluntary and failures could occur, in which case there is the possibility of a material adverse effect on the Company. However, the nature of the Company's business and its business relationships are not such that the Company considers the potential Year 2000 compliance failure of a third party with whom it has a direct business relationship likely to have a material adverse effect on the Company.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

The consolidated financial statements of the Company and OSCAR I are filed under this item beginning on page 25.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
Financial Disclosure
--------------------

None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



TO UNITED ARTISTS THEATRE CIRCUIT, INC.:

We have audited the accompanying consolidated balance sheets of United Artists Theatre Circuit, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flow for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Artists Theatre Circuit, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flow for the years then ended in conformity with generally accepted accounting principles.



                                  ARTHUR ANDERSEN LLP

Denver, Colorado
March 23, 1998

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



THE BOARD OF DIRECTORS AND STOCKHOLDER
UNITED ARTISTS THEATRE CIRCUIT, INC.:

We have audited the accompanying consolidated statements of operations, stockholder's equity and cash flow of United Artists Theatre Circuit, Inc. and subsidiaries (the "Company") for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flow of United Artists Theatre Circuit, Inc. and subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in note 12 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in 1995.



                                  KPMG PEAT MARWICK LLP

Denver, Colorado
March 27, 1996

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

         Consolidated Balance Sheets
         (Amounts in Millions)

                                                                      December 31,
                                                                    ----------------
                                                                      1997      1996
                                                                    -------   ------
Assets
------
Cash and cash equivalents....................................       $  10.6      9.6
Receivables, net:
         Notes...............................................           1.3      1.7
         Related party (note 9)..............................          17.6     15.3
         Other...............................................          13.3     29.5
                                                                    -------   ------
                                                                       32.2     46.5
                                                                    -------   ------

Prepaid expenses and concession inventory....................          18.4     15.4
Investments and related receivables..........................          15.4     30.2
Property and equipment, at cost (note 12):
         Land................................................          26.0     31.6
         Theatre buildings, equipment and other..............         440.4    395.1
                                                                    -------   ------
                                                                      466.4    426.7
         Less accumulated depreciation and amortization......        (145.1)  (119.8)
                                                                    -------   ------
                                                                      321.3    306.9
                                                                    -------   ------
Intangible assets, net (notes 3 and 12)......................         101.5    127.5
Other assets, net (note 3)...................................           6.6     12.0
                                                                    -------   ------

                                                                    $ 506.0    548.1
                                                                    =======   ======

Liabilities and Stockholder's Equity (Deficit)
----------------------------------------------
Accounts payable:
         Film rentals........................................       $  29.8     28.0
         Other...............................................          57.2     51.9
                                                                    -------   ------
                                                                       87.0     79.9
                                                                    -------   ------
Accrued liabilities:
         Salaries and wages..................................           7.9      9.4
         Interest............................................           5.1      5.0
         Other...............................................          13.2     12.9
                                                                    -------   ------
                                                                       26.2     27.3
                                                                    -------   ------

Other liabilities                                                      32.6     24.4
Debt (note 5)                                                         362.2    389.0
                                                                    -------   ------
         Total liabilities...................................         508.0    520.6

Minority interests in equity of consolidated subsidiaries....           7.2      7.0

Stockholder's Equity (Deficit):
         Preferred stock (note 7)............................         193.9    170.1
         Common stock (note 8)...............................             -        -
         Additional paid-in capital..........................          29.0     52.8
         Accumulated deficit.................................        (230.3)  (202.5)
         Cumulative foreign currency translation adjustment..          (0.4)    (0.5)
         Intercompany account................................          (1.4)     0.6
                                                                    -------   ------
                                                                       (9.2)    20.5
                                                                    -------   ------

                                                                     $506.0    548.1
                                                                    =======   ======

See accompanying notes to consolidated financial statements.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Operations
                             (Amounts in Millions)




                                                              Years Ended December 31,
                                                              ------------------------
                                                               1997     1996    1995
                                                              ------   -----   -------
Revenue:
 Admissions...........................................        $473.9   466.5   457.1
 Concession sales.....................................         189.6   185.1   178.2
 Other................................................          21.6    25.9    13.3
                                                              ------   -----   -----
                                                               685.1   677.5   648.6
                                                              ------   -----   -----

Costs and expenses:
 Film rental and advertising expenses.................         262.5   257.2   248.6
 Direct concession costs..............................          30.2    29.3    29.5
 Other operating expenses.............................         261.2   259.4   246.2
 Sale and leaseback rentals (note 2)..................          13.4    11.6     0.5
 Affiliate lease rentals (note 9).....................           9.6    10.0    14.1
 General and administrative (notes 9 and 11)..........          23.7    34.5    34.6
 Restructuring charge (note 10).......................           0.8     1.9       -
 Depreciation and amortization (note 12)..............          89.3    80.7    87.0
                                                              ------   -----   -----
                                                               690.7   684.6   660.5
                                                              ------   -----   -----
  Operating loss......................................          (5.6)   (7.1)  (11.9)

Other income (expense):
 Interest, net (note 5):
  Interest expense....................................         (36.9)  (36.1)  (39.0)
  Amortization of deferred loan costs.................          (2.1)   (2.2)   (2.1)
  Interest income.....................................           1.9     1.4     1.9
                                                              ------   -----   -----
                                                               (37.1)  (36.9)  (39.2)
 Gain (loss) on disposition of assets, net (note 13)..          21.9     1.3   (13.9)
 Share of earnings (losses) of affiliates, net........          (1.6)   (0.5)    0.7
 Minority interests in earnings of
  consolidated subsidiaries...........................          (1.3)   (0.8)   (1.2)
 Other, net...........................................          (2.6)   (1.5)   (2.0)
                                                              ------   -----   -----
                                                               (20.7)  (38.4)  (55.6)
                                                              ------   -----   -----
  Loss before income tax expense......................         (26.3)  (45.5)  (67.5)
Income tax expense (note 14)..........................          (1.5)   (1.1)   (1.4)
                                                              ------   -----   -----
  Net loss............................................         (27.8)  (46.6)  (68.9)
Dividend on preferred stock (note 7)..................         (23.8)  (20.9)  (18.3)
                                                              ------   -----   -----
  Net loss available to common stockholder............        $(51.6)  (67.5)  (87.2)
                                                              ======   =====   =====


See accompanying notes to consolidated financial statements.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

           Consolidated Statements of Stockholder's Equity (Deficit)
                             (Amounts in Millions)

                                                                                            Cumulative
                                                                                            foreign                    Total
                                                                    Additional  Accumu-     currency       Inter-      stockholder's
                                               Preferred  Common    paid-in     lated       translation    company     equity
                                               stock      stock     capital     deficit     adjustment     account     (deficit)
                                               ---------  ------    ----------  -------     -----------    -------     -------------

Balance at January 1, 1995...................  $130.9       -          92.0      (87.0)           -           2.5            138.4
  Accretion of dividends on preferred stock..    18.3       -         (18.3)         -            -             -                -
  Net decrease in intercompany account.......       -       -             -          -            -          (2.3)            (2.3)
  Foreign currency translation adjustment....       -       -             -          -         (0.1)            -             (0.1)
  Net loss...................................       -       -             -      (68.9)           -             -            (68.9)
                                               ---------  ------    ----------  -------     -----------    -------     -------------

Balance at December 31, 1995.................   149.2       -          73.7     (155.9)        (0.1)          0.2             67.1
  Accretion of dividends on preferred stock..    20.9       -         (20.9)         -            -             -                -
  Net increase in intercompany account.......       -       -             -          -            -           0.4              0.4
  Foreign currency translation adjustment....       -       -             -          -         (0.4)            -             (0.4)
  Net loss...................................       -       -             -      (46.6)           -             -            (46.6)
                                               ---------  ------    ----------  -------     -----------    -------     -------------

Balance at December 31, 1996.................   170.1       -          52.8     (202.5)        (0.5)          0.6             20.5
  Accretion of dividends on preferred stock..    23.8       -         (23.8)         -            -             -                -
  Net decrease in intercompany account.......       -       -             -          -            -          (2.0)            (2.0)
  Foreign currency translation adjustment....       -       -             -          -          0.1             -               0.1
  Net loss...................................       -       -             -      (27.8)           -             -             (27.8)

                                               ---------  ------    ----------  -------     -----------    -------     -------------

Balance at December 31, 1997.................  $193.9       -          29.0     (230.3)        (0.4)         (1.4)             (9.2)

                                               =========  ======    ==========  =======     ===========    =======     =============





See accompanying notes to consolidated financial statements.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flow
                             (Amounts in Millions)


                                                                                              Years Ended December 31,
                                                                                             --------------------------
                                                                                               1997     1996     1995
                                                                                             --------  -------  -------

Net cash provided by operating activities.................................                   $  48.7     28.4     42.0
                                                                                             -------   ------   ------

Cash flow from investing activities:
         Capital expenditures.............................................                     (58.4)   (67.3)   (84.2)
         (Increase) decrease in construction in progress, net.............                      (7.4)     1.5     (5.1)
         Increase in receivable from sale and leaseback escrow............                     (12.8)   (19.5)       -
         Proceeds from sale and leaseback transaction and escrow..........                      23.2     22.9     40.4
         Cash paid for minority interest holding..........................                         -        -    (10.3)
         Proceeds from disposition of assets, net.........................                      59.5     20.5      7.7
         Investments in and receivables from theatre joint ventures, net..                     (18.3)   (14.3)    (2.3)
         Other, net.......................................................                      (0.5)    (2.5)    (0.5)
                                                                                             -------   ------   ------
          Net cash used in investing activities...........................                     (14.7)   (58.7)   (54.3)
                                                                                             -------   ------   ------

Cash flow from financing activities:
         Debt borrowings..................................................                     150.9    129.8    187.5
         Debt repayments..................................................                    (179.2)  (126.3)  (127.9)
         Increase (decrease) in intercompany account......................                      (2.0)     0.4     (2.3)
         Increase (decrease) in cash overdraft............................                      (2.8)     6.2    (14.1)
         (Increase) decrease in related party receivables.................                       0.4     (2.8)    (6.7)
         Other, net.......................................................                      (0.3)     0.2     (4.5)
                                                                                             -------   ------   ------
          Net cash provided by (used in) financing activities.............                     (33.0)     7.5     32.0
                                                                                             -------   ------   ------

          Net increase (decrease) in cash and cash equivalents............                       1.0    (22.8)    19.7
Cash and cash equivalents:
         Beginning of period..............................................                       9.6     32.4     12.7
                                                                                             -------   ------   ------
         End of period....................................................                   $  10.6      9.6     32.4
                                                                                             =======   ======   ======

Reconciliation of net loss to net cash provided by
         operating activities:
         Net loss.........................................................                   $ (27.8)   (46.6)   (68.9)
         Effect of leases with escalating minimum annual
         rentals..........................................................                       3.7      3.1      2.0
         Depreciation and amortization....................................                      89.3     80.7     87.0
         (Gain) loss on disposition of assets, net........................                     (21.9)    (1.3)    13.9
         Share of (earnings) losses of affiliates, net....................                       1.6      0.5     (0.7)
         Minority interests in earnings of
          consolidated subsidiaries.......................................                       1.3      0.8      1.2
         (Increase) decrease in receivables, prepaid expenses
          and other assets, net...........................................                       0.9      0.6     (3.6)
         Increase (decrease) in accounts payable, accrued
          liabilities and other liabilities, net..........................                       1.6     (9.4)    11.1
                                                                                             -------   ------   ------

          Net cash provided by operating activities.......................                   $  48.7     28.4     42.0
                                                                                             =======   ======   ======




See accompanying notes to consolidated financial statements.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

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

     In addition to owning all of the outstanding capital stock of the Company, OSCAR I also owns all of the outstanding capital stock of United Artists Realty Company ("UAR"). UAR and its subsidiary United Artists Properties I Corp. ("Prop I") are the owners and lessors of certain operating theatre properties leased to and operated by the Company. Prior to December 13, 1995, UAR's other subsidiary, United Artists Properties II Corp. ("Prop II"), was also the owner and lessor of certain theatre properties leased to and operated by the Company.

(2)  SALE AND LEASEBACK TRANSACTIONS

     On December 13, 1995, the Company entered into a sale and leaseback transaction (the "1995 Sale and Leaseback") whereby the buildings and land underlying ten of its operating theatres and four theatres under development were sold to, and leased back from, the 1995-A United Artists Pass Through Trust (the "Pass Through Trust"), an unaffiliated third party, for approximately $47.1 million. A portion of the sale proceeds were used to pay certain transaction expenses and repay the outstanding revolving bank debt of the Company and the remainder was held in short-term cash investments at December 31, 1995. The proceeds related to three of the theatres under development (approximately $14.2 million) were initially deposited into an escrow account and were paid to the Company during 1996 after construction of the theatres was completed. The proceeds related to one of the new theatres and a four-screen addition to an existing theatre under development (approximately $7.8 million) were deposited into the same escrow account and were paid to the Company in 1997 when construction of the new theatre and the screen addition was completed. The 1995 Sale and Leaseback requires the Company to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. An agreement with the Pass Through Trust requires the maintenance of certain financial covenants by the Company.

     On November 8, 1996, the Company entered into a sale and leaseback transaction whereby the buildings and land underlying three of its operating theatres and two theatres under development were sold to, and leased back from, an unaffiliated third party for approximately $21.5 million. The sales proceeds relating to the three operating theatres (approximately $9.2 million) were used to pay certain transaction expenses and repay outstanding bank debt. The sales proceeds related to the two theatres under development (approximately $12.3 million) were deposited into an escrow account and are to be paid under the terms of the sale and leaseback to fund certain of the construction costs associated with the two theatres. During 1997, the Company opened one of the theatres under development and received approximately $10.8 million of proceeds from the escrow account. The lease has a term of 20 years and nine months with options to extend for an additional 10 years.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(2)  SALE AND LEASEBACK TRANSACTIONS, CONTINUED

     On December 31, 1997, the Company entered into a sale and leaseback transaction whereby two theatres currently under development were sold to, and leased back from, an unaffiliated third party for approximately $18.1 million. At December 31, 1997, approximately $13.5 million of the sales proceeds were deposited into an escrow account and are to be paid under the terms of the sale and leaseback to fund certain of the construction costs associated with the two theatres. The lease has a term of 22 years with options to extend for an additional 10 years.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

          Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Leasehold improvements are amortized over the terms of the leases, including certain renewal periods or, in the case of certain improvements, the estimated useful lives of the assets, if shorter. Costs associated with new theatre construction are depreciated once such theatres are placed in service.

     (f)  Intangible Assets
          -----------------

          Intangible assets consist of theatre lease acquisition costs and non-compete agreements. Amortization of theatre lease acquisition costs and non-compete agreements is calculated on a straight-line basis over the terms of the underlying leases including certain renewal periods (weighted average life of approximately 17 years) and non-compete agreements (primarily 5 years). During 1997, approximately $100 million of non-compete agreements relating to the Acquisition were fully amortized. Intangible assets and related accumulated amortization are summarized as follows (amounts in millions):

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

                                     December 31,
                                   ----------------
                                    1997     1996
                                   -------  -------
Theatre lease acquisition costs..  $156.9    169.7
Non-compete agreements...........     3.0    103.0
                                   ------   ------
                                    159.9    272.7
Accumulated amortization.........   (58.4)  (145.2)
                                   ------   ------
                                   $101.5    127.5
                                   ======   ======

     (g)  Other Assets
          ------------

          Other assets primarily consist of deferred loan and acquisition costs. Amortization of the deferred loan costs is calculated on a straight-line basis over the terms of the underlying loan agreements (average life of approximately seven years) and is included as a component of interest expense. Amortization of the deferred acquisition costs is calculated on a straight line basis over five years. During 1997, approximately $18.4 million of deferred acquisition costs relating to the Acquisition and approximately $7.2 million of other assets were fully amortized. Other assets and related accumulated amortization are summarized as follows (amounts in millions):

                               December 31,
                              ---------------
                               1997     1996
                              -------  ------
Deferred loan costs.........  $ 14.9    14.9
Deferred acquisition costs..       -    18.4
Other.......................     2.2     8.4
                              ------   -----
                                17.1    41.7
Accumulated amortization....   (10.5)  (29.7)
                              ------   -----
                              $  6.6    12.0
                              ======   =====

     (h)  Operating Costs and Expenses
          ----------------------------

          Film rental and advertising expenses include film rental and co-op and directory advertising costs. Film advertising costs are expensed as incurred. Direct concession costs include direct concession product costs and concession promotional expenses. Concession promotional expenses are expensed as incurred. Other operating expenses include joint facility costs such as employee costs, theatre rental and utilities, which are common to both ticket sales and concession operations. As such, other operating expenses are reported as a combined amount as the allocation of such costs to exhibition and concession activities would be arbitrary and not meaningful. Rental expense for operating leases which provide for escalating minimum annual rentals during the term of the lease are accounted for on a straight-line basis over the terms of the underlying leases.

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

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (j)  Reclassification
          ----------------
          Certain prior year amounts have been reclassified for comparability with the 1997 presentation.

(4)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash payments for interest for the years ended December 31, 1997, 1996 and 1995, were $36.3 million, $37.3 million and $35.0 million, respectively.

     Cash payments by certain less than 80% owned entities for income taxes for the years ended December 31, 1997, 1996 and 1995, were $1.4 million, $1.2 million and $0.7 million, respectively.

     The Company accrued $23.8 million, $20.9 million and $18.3 million of dividends during the years ended December 31, 1997, 1996 and 1995, respectively, on its preferred stock (see note 7).

     During 1997, 1996 and 1995, the Company incurred $1.1 million, $1.4 million and $2.4 million, respectively, of capital lease obligations relating to new equipment.

     During 1995, Prop II transferred equipment with a net historical basis of $6.1 million to the Company.

(5)  DEBT

     Debt is summarized as follows (amounts in millions):

                                      December 31,
                                     -------------
                                      1997   1996
                                     ------  -----
         Bank Credit Facility (a)..  $226.5  255.6
         Senior Secured Notes (b)..   125.0  125.0
         Other (c).................    10.7    8.4
                                     ------  -----
                                     $362.2  389.0
                                     ======  =====

     (a) The Company's bank credit facility (the "Bank Credit Facility") provides for term loans aggregating $203.5 million (the "Term Loans"), a reducing revolving loan with commitments aggregating $78.8 million (the "Revolving Facility") and standby letters of credit aggregating $12.5 million (the "Standby Letters of Credit"). Principal on the Term Loans is payable in escalating semi-annual installments through March 31, 2002. The aggregate commitments available for borrowing under the Revolving Facility decline $8.75 million at December 31, 1998, $13.125 million at December 31, 1999 and 2000 and $21.875 million at December 31, 2001 and March 31, 2002. Borrowings under the Bank Credit Facility provide for interest to be accrued at varying rates depending on the ratio of indebtedness to annualized operating
          cash flow, as defined.  Interest is payable at varying   dates
          depending on the type of rate selected by the Company, but no less frequently than once each quarter. The Bank Credit Facility contains certain provisions that require the maintenance of certain financial ratios and place limitations on additional indebtedness, disposition of assets, capital expenditures and payment of dividends. The Bank Credit Facility is secured by the stock of the Company and substantially all of the Company's subsidiaries, and is guaranteed by OSCAR I and substantially all of the Company's subsidiaries. During 1997, the Company repaid $10.8 million on the Term Loans in conjunction with certain asset dispositions. This repayment will be applied pro rata against the remaining semi-annual Term Loan principal installments.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(5)  DEBT, CONTINUED

     (b)  The senior secured notes (the "Senior Secured Notes") are due May
          1, 2002 and require repayments prior to maturity of $31.25 million on May 1, 2000 and on May 1, 2001. The Senior Secured Notes accrue interest at 11 1/2% per annum, which is payable semi-annually. The Senior Secured Notes place limitations on, among other things, additional indebtedness, disposition of assets and payment of dividends. The Senior Secured Notes are secured on a pari-passu basis
                                                                ----------
          with the Bank Credit Facility by the stock of the Company and substantially all of the Company's subsidiaries, and are guaranteed on a pari-passu basis with the Bank Credit Facility by OSCAR I and
            ----------
          substantially all of the Company's subsidiaries. The Senior Secured Notes are redeemable at the option of the Company. The redemption price of the Senior Secured Notes at December 31, 1997 was 104.313% of the outstanding principal balance.

     (c) Other debt at December 31, 1997, consists of various term loans, mortgage notes, capital leases and other borrowings. This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through June 2007.

     At December 31, 1997, the Company was party to interest rate cap agreements on $100.0 million of floating rate debt which provide for a LIBOR interest rate cap of 7 1/2% and expire at various dates through July 1999. The Company is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements. As the Company has historically received payments relating to its interest rate cap agreements, it does not anticipate such non-performance in the future. The Company amortizes the cost of its interest rate cap agreements to interest expense over the life of the underlying agreement. Amounts received from the counterparties to the interest rate cap agreements are recorded as a reduction of interest expense.

     At December 31, 1997, the Company had approximately $55.8 million of unused revolving loan commitments pursuant to the Bank Credit Facility, $11.1 million of which has been used for the issuance of letters of credit. The Company pays commitment fees of 3/8% per annum on the average unused revolver commitments.

     Annual maturities of debt for each of the next five years and thereafter are summarized as follows (amounts in millions):

         1998........  $ 32.3
         1999........    48.4
         2000........    83.8
         2001........    83.7
         2002........   110.2
         Thereafter..     3.8
                       ------
                       $362.2
                       ======

(6)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cash and Cash Equivalents
     -------------------------
         The carrying amount of cash and cash equivalents approximates fair value because of its short maturity.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(6)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

     Financial Instruments
     ---------------------
     The carrying amount and estimated fair value of the Company's financial instruments at December 31, 1997 are summarized as follows (amounts in millions):

                                                Carrying  Estimated
                                                 Amount   Fair Value
                                                --------  ----------
         Bank Credit Facility and Other Debt..    $237.2       237.2
                                                  ======       =====
         Senior Secured Notes.................    $125.0       130.6
                                                  ======       =====
         Interest Rate Cap Agreements.........    $  0.1         0.1
                                                  ======       =====

     Bank Credit Facility and Other Debt:  The carrying amount of the
     Company's borrowings under the Bank Credit Facility and other debt approximates fair value because the interest rates on the majority of this debt floats with market interest rates.

     Senior Secured Notes: The fair value of the Company's Senior Secured Notes is estimated based upon quoted market prices at December 31, 1997.

     Interest Rate Cap Agreements: The fair value of the Company's interest rate cap agreements is estimated based upon dealer quotes for similar agreements at December 31, 1997.

(7)  PREFERRED STOCK

     The Company's preferred stock is redeemable at any time at the option of the Company at its stated liquidation value plus accrued and unpaid dividends. Dividends accrue at a rate of 8% through December 31, 1995, 9% through December 31, 1996 and 14% thereafter, and are payable in cash or in kind through December 31, 1996. Cash dividends are required for periods subsequent to December 31, 1996, provided that no provisions exist in any senior debt facility, which restricts such cash payments. Currently, such restrictions exist. Due to the perpetual nature of the preferred stock and the escalating terms of the required dividend rates, for financial reporting purposes, dividends have been accrued at a 14% per annum rate for all periods since issuance. At December 31, 1997, the actual redemption value in accordance with the terms of the preferred stock was approximately $152.1 million, or approximately $41.8 million less than the carrying amount at December 31, 1997.

(8)  COMMON STOCK

     The Company is authorized to issue 1,000 shares of its $1.00 par value common stock. At December 31, 1997 and 1996, the Company had 100 shares of common stock outstanding, all of which were held by OSCAR I.

     At December 31, 1997, OSCAR I had three stock-based compensation plans, which are described more fully in OSCAR I's financial statement footnotes, a copy of which is attached hereto. The Company applies the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related Interpretations in accounting for OSCAR I's stock option plans. No compensation cost has been recognized by the Company for any of OSCAR I's stock option plans. The Company's compensation expense would not have been materially different had the Company recorded compensation expense for these three stock option plans in accordance with SFAS No. 123, "Accounting for Stock Based Compensation."

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(9)  RELATED PARTY TRANSACTIONS

     The Company leases certain of its theatres from UAR, Prop I and Prop II (prior to December 13, 1995) in accordance with three master leases. The master leases provide for basic monthly rentals and may require additional rentals, based on the revenue of the underlying theatre. The lease arrangements with Prop I and Prop II were entered into in conjunction with the placement of mortgage debt financing in 1988 and 1989, respectively.
     In conjunction with the Acquisition, the Company issued $25.0 million of Standby Letters of Credit as part of its Bank Credit Facility. In conjunction with the 1995 Sale and Leaseback, the Prop II mortgage debt was prepaid, the Prop II master lease was terminated and $12.5 million in Standby Letters of Credit issued by the Company were canceled.

     In order to fund the cost of additions and/or renovations to the theatres leased by the Company from UAR or Prop I, the Company has periodically made advances to UAR. Interest on these advances accrues at the prime rate and amounted to $1.4 million, $1.1 million and $1.4 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     During 1997, the Company exchanged two fee-owned theatre properties with Prop I in return for a fee-owned property and a $2.7 million note. During 1996, the Company exchanged a fee-owned theatre property with Prop I in return for two fee-owned theatre properties and a $1.5 million note.
     The notes bear interest at the prime rate plus 1 1/2% and are due upon demand.

     In conjunction with the Acquisition, the Company entered into a management agreement with UAR. Such management agreement provides for a fee to be paid to the Company in return for certain accounting and management services. These fees are recorded as a reduction of general and administrative expenses in the accompanying consolidated financial statements and approximated $0.6 million, $0.6 million and $0.9 million for the years ended December 31, 1997, 1996 and 1995, respectively.

(10) RESTRUCTURING CHARGE

     At the end of 1996, the Company initiated a corporate restructuring plan intended to provide a higher level of focus on the Company's domestic theatrical business at a lower annual cost. This corporate restructuring was substantially completed in January 1997. In conjunction with this corporate restructuring plan, the Company recorded $0.8 million and $1.9 million of restructuring charges in 1997 and 1996, respectively, for severance and other related expenses.

(11) EMPLOYEE BENEFIT PLANS

     The UATC 401(k) Savings Plan (the "Savings Plan") provides that employees may contribute up to 10% of their compensation, subject to IRS limitations, to the Savings Plan. Employee contributions are invested in various investment funds based upon elections made by the employee. Prior to January 1, 1997, the Company matched 100% of each employee's contributions up to 10% of an employee's compensation. As part of the corporate restructuring plan (see note 10), effective January 1, 1997, the Savings Plan was amended to provide for a Company match of 100% of each employee's contribution up to 3% of their compensation. Employees vest in the Company's matching contributions 20% per year for every year of service, as defined.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(11) EMPLOYEE BENEFIT PLANS, CONTINUED

     Effective January 1, 1993, the Company established the UATC
     Supplemental 401(k) Savings Plan (the "Supplemental Plan") for certain employees who are highly compensated as defined by the IRS and whose elective contributions to the Savings Plan exceed the IRS limitations. Through December 31, 1996, such employees were allowed to contribute to the Supplemental Plan provided that the aggregate contributions to the Savings Plan and Supplemental Plan did not exceed 10% of their compensation. As part of the corporate restructuring plan (see note 10), effective January 1, 1997, the Company suspended the Supplemental Plan. The Company matched 100% of the employee's contributions through the date of suspension of the Supplemental Plan. Employees vest ratably in the Company's matching contributions over 5 years from the date of participation in the Supplemental Plan.

     Contributions to the various employee benefit plans for the years ended December 31, 1997, 1996 and 1995 were $0.6 million, $2.3 million and $2.1 million, respectively.

(12) PROVISION FOR IMPAIRMENT

     The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," during 1995. Upon adoption of SFAS No. 121 in 1995, a non-cash charge of $21.0 million was recorded by the Company. During 1997 and 1996, the Company recorded non-cash charges for the impairment of its long-lived assets of $31.4 million and $8.7 million, respectively. These non-cash charges relate to the difference between the historical book value of the individual theatres (in some cases groups of theatres) and the discounted cash flow expected to be received from the operation or future sale of the individual theatres (or groups of theatres).

(13) GAIN ON DISPOSITION OF ASSETS

     During April 1997, the Company sold its 50% interest in Hong Kong theatre company to its partner for approximately $17.5 million and, during September 1997, the Company sold its theatre investments in Mexico and the majority of its theatre assets in Argentina for approximately $25.0 million. During the year ended December 31, 1997, the Company sold various other non-strategic or underperforming theatres for net cash proceeds of approximately $17.0 million. Additionally, the Company has entered into an agreement to sell a portion of its theatre investments in Singapore and Thailand for approximately $8.1 million.

(14) INCOME TAXES

     The Company and each of its 80% or more owned subsidiaries are included in OSCAR I's consolidated Federal income tax return. Pursuant to a tax sharing agreement with OSCAR I, the Company and each of its 80% or more owned consolidated subsidiaries are allocated a portion of OSCAR I's current Federal income tax expense (benefit). Such allocations are determined as if the Company and each of its 80% or more owned consolidated subsidiaries were separate tax paying entities within the consolidated group. For the years ended December 31, 1997, 1996 and 1995, the Company and each of its 80% or more owned consolidated subsidiaries were allocated no current Federal income tax expense (benefit) pursuant to such tax sharing agreement as a result of the group's overall net loss position.

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

     The current state income tax expense of the Company and Federal income tax expense of the Company's less than 80%-owned consolidated subsidiaries and deferred state and Federal income tax expense are as follows (amounts in millions):

                          Years Ended December 31,
                          ------------------------
                           1997     1996     1995
                          -------  -------  ------
Current income taxes:
 State expense..........    $ 0.2      0.1     0.4
 Federal expense........      1.3      1.0     1.0
                            -----     ----  ------
                              1.5      1.1     1.4
Deferred income taxes:
 State expense..........        -        -       -
 Federal expense........        -        -       -
                            -----     ----  ------
                            $ 1.5      1.1     1.4
                            =====     ====  ======

     Income tax expense differed from the amount computed by applying the U.S. Federal income tax rate (35% for all periods) to loss before income tax expense as a result of the following (amounts in millions):

                                                          Years Ended December 31,
                                                          -------------------------
                                                            1997    1996    1995
                                                          ------- ------- ---------

Expected tax benefit...........................           $(9.2)  (15.9)    (23.6)
Change in valuation allowance..................            12.9    13.3      24.8
State tax, net of Federal benefit..............             0.1       -       0.3
Adjustment of net operating loss carryforward..            (2.4)    0.7         -
Other..........................................             0.1     3.0      (0.1)
                                                          -----   -----     -----
                                                          $ 1.5     1.1       1.4
                                                          =====   =====     =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows (amounts in millions):

                                      1997    1996
                                     -----   -----
 Deferred tax assets:
 Net operating loss carryforwards..  $75.0    65.6
 Intangible and other assets.......    3.7     3.9
 Accrued liabilities...............    3.6     2.8
 Other.............................    1.2     1.1
                                     -----   -----
                                      83.5    73.4
 Less:  valuation allowance........  (78.3)  (65.4)
                                     -----   -----
  Net deferred tax assets..........    5.2     8.0
                                     -----   -----
Deferred tax liabilities:
 Property and equipment............    3.7     6.7
 Other.............................    1.5     1.3
                                     -----   -----
  Net deferred tax liabilities.....    5.2     8.0
                                     -----   -----
Net................................  $   -       -
                                     =====   =====

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(14) INCOME TAXES, CONTINUED

     At December 31, 1997, the Company had a net operating loss carryforward of approximately $200.0 million. The income tax returns of OSCAR I are currently being audited by the Internal Revenue Service. The outcome of this audit may reduce the amount of OSCAR I's net operating loss carryforward and/or change the basis (and thus future depreciation) related to certain assets. Management believes that the result of the audit will not have a material adverse effect on the financial condition or results of operations of the Company.

(15) COMMITMENTS AND CONTINGENCIES

     As discussed in note 9, in conjunction with the Acquisition, at December 31, 1997 the Company issued $12.5 million of Standby Letters of Credit related to certain indebtedness of Prop I. Should Prop I default on such indebtedness, the Company may be liable for up to $12.5 million under the Standby Letters of Credit.

     The Company conducts a significant portion of its theatre and corporate operations in leased premises. These leases have noncancelable terms expiring at various dates after December 31, 1997. Many leases have renewal options. Most of the leases provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property. Also, certain leases contain escalating minimum rental provisions that have been accounted for on a straight-line basis over the initial term of the leases.

     Rent expense for theatre and corporate operations is summarized as follows (amounts in millions):

                                         Years Ended December 31,
                                         ------------------------
                                             1997   1996  1995
                                             -----  ----  ----

         Minimum rental....................  $86.6  82.5  69.6
         Contingent rental.................    3.8   3.5   3.5
         Effect of leases with escalating
         minimum annual rentals............    3.7   3.1   2.0
         Rent tax..........................    0.5   0.6   0.7
                                             -----  ----  ----
                                             $94.6  89.7  75.8
                                             =====  ====  ====

     Approximately $13.4 million, $11.6 million and $0.5 million of the minimum rentals reflected in the preceding table for the years ended December 31, 1997, 1996 and 1995, respectively, were incurred pursuant to the sale and leaseback transactions (see note 2).

     Approximately $9.5 million, $9.9 million and $13.8 million of the minimum rentals reflected in the preceding table for the years ended December 31, 1997, 1996 and 1995, respectively, were incurred pursuant to operating leases between the Company and UAR, Prop I and Prop II. Additionally, $0.1 million, $0.1 million and $0.3 million of the contingent rentals reflected in the preceding table for the years ended December 31, 1997, 1996 and 1995, respectively, were incurred pursuant to such leases.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(15) COMMITMENTS AND CONTINGENCIES, CONTINUED

     Future minimum lease payments under noncancelable operating leases for each of the next five years and thereafter are summarized as follows (amounts in millions):

                     Third Party   Affiliate
                       Leases        Leases
                     -----------   ---------
         1998........  $ 79.3        8.4
         1999........    78.5        8.4
         2000........    75.2        8.4
         2001........    73.1        8.4
         2002........    70.4        8.4
         Thereafter..   689.0        7.0

     Included in the future minimum lease payments table above are lease payments relating to theatres which the Company intends to sell or close. To the extent the Company is successful in disposing of these theatres, the future minimum lease payments will be decreased.

     It is expected that in the normal course of business, desirable leases that expire will be renewed or replaced by other leases.

     At December 31, 1997, the Company had entered into theatre construction and equipment commitments aggregating approximately $100 million for ten new theatres and screen additions or renovations to 12 existing theatres which the Company intends to open during the next two years. Such amount relates only to projects in which the Company had executed a definitive lease agreement and all significant lease contingencies have been satisfied. Of the committed amount, approximately $15.0 million will be reimbursed to the Company from proceeds of the sale and leaseback transactions currently held in escrow (see note 2). The lease agreements have terms of between 15 and 20 years and, upon the opening of the theatres, require future minimum lease payments over the terms of the leases averaging $13.8 million per annum.

     The Company is involved in various pending and threatened legal proceedings involving allegations concerning contract breaches, torts, employment matters, environmental issues, anti-trust violations, local tax disputes and miscellaneous other matters. In addition, there are various claims against the Company relating to certain of the leases held by the Company. Although it is not possible to predict the outcome of these proceedings, the Company believes that such legal proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

     The Americans with Disabilities Act of 1990 (the "ADA"), and certain state statutes among other things, require that places of public accommodation, including theatres (both existing and newly constructed) be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and reimbursement of plaintiff's attorneys' fees and expenses under certain circumstances. The Company has established a program to review and evaluate the Company's theatres and to make any changes that may be required by the ADA. In 1995, the Company settled the lawsuit styled Connie Arnold et al. vs. UATC, filed in 1991. This lawsuit involved allegations that certain of the Company's theatres lacked accessibility to persons with mobility disabilities in violation of the ADA. In the settlement agreement, the Company, the plaintiffs and the Department of Justice established standards of modifications that must be made to the

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(15) COMMITMENTS AND CONTINGENCIES, CONTINUED

     Company's theatres throughout the United States to make them more accessible to persons with disabilities. The Company believes that the cost of complying with the ADA and the settlement agreement in the Connie Arnold case will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



TO OSCAR I CORPORATION:

We have audited the accompanying consolidated balance sheets of OSCAR I Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flow for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OSCAR I Corporation and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flow for the years then ended in conformity with generally accepted accounting principles.



                                  ARTHUR ANDERSEN LLP

Denver, Colorado
March 23, 1998

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



THE BOARD OF DIRECTORS AND STOCKHOLDERS
OSCAR I CORPORATION:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flow of OSCAR I Corporation and subsidiaries (the "Company") for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flow of OSCAR I Corporation and subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in note 10 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in 1995.



                                  KPMG PEAT MARWICK LLP

Denver, Colorado
March 27, 1996

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                             (Amounts in Millions)

                                                                  December 31,
                                                                -----------------
                                                                  1997     1996
                                                                --------  -------
Assets
------
Cash and cash equivalents.....................................  $  10.8     10.1
Receivables, net:
         Notes................................................      1.3      1.7
         Other................................................     13.5     30.3
                                                                -------   ------
                                                                   14.8     32.0
                                                                -------   ------

Prepaid expenses and concession inventory.....................     18.4     15.4
Investments and related receivables...........................     15.4     30.2
Property and equipment, at cost (note 10):
         Land.................................................     54.7     62.2
         Theatre buildings, equipment and other...............    499.0    453.2
                                                                -------   ------
                                                                  553.7    515.4
         Less accumulated depreciation and amortization.......   (158.4)  (130.4)
                                                                -------   ------
                                                                  395.3    385.0
                                                                -------   ------
Intangible assets, net (notes 3 and 10).......................    101.5    127.5
Other assets, net (note 3)....................................      6.8     12.5
                                                                -------   ------

                                                                $ 563.0    612.7
                                                                =======   ======

Liabilities and Stockholders' Equity (Deficit)
----------------------------------------------
Accounts payable:
         Film rentals.........................................  $  29.8     28.0
         Other................................................     57.3     51.9
                                                                -------   ------
                                                                   87.1     79.9
                                                                -------   ------
Accrued liabilities:
         Salaries and wages...................................      7.9      9.4
         Interest.............................................      5.6      5.7
         Other................................................     13.2     13.0
                                                                -------   ------
                                                                   26.7     28.1
                                                                -------   ------

Other liabilities (note 2)....................................     48.3     36.2
Debt (note 5)                                                     414.0    453.1
                                                                -------   ------
         Total liabilities....................................    576.1    597.3

Minority interests in equity of consolidated subsidiaries.....      7.2      7.0

Stockholders' Equity (Deficit) (note 7):
         Preferred stock......................................    193.9    170.1
         Common stock:
           Class A............................................      0.1      0.1
           Class B............................................        -        -
           Class C............................................        -        -
         Additional paid-in capital...........................     16.4     40.2
         Accumulated deficit..................................   (228.5)  (201.5)
         Cumulative foreign currency translation adjustment...     (0.4)    (0.5)
         Treasury stock.......................................     (1.8)       -
                                                                -------   ------
                                                                  (20.3)     8.4
                                                                -------   ------

                                                                 $563.0    612.7
                                                                =======   ======
See accompanying notes to consolidated financial statements.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations
                             (Amounts in Millions)


                                                                         Years Ended December 31,
                                                                         ------------------------
                                                                           1997    1996    1995
                                                                          ------   -----   -----
Revenue:
 Admissions...........................................                    $473.9   466.5   457.1
 Concession sales.....................................                     189.6   185.1   178.2
 Other................................................                      22.8    27.5    14.5
                                                                          ------   -----   -----
                                                                           686.3   679.1   649.8
                                                                          ------   -----   -----

Costs and expenses:
 Film rental and advertising expenses.................                     262.5   257.2   248.6
 Direct concession costs..............................                      30.2    29.3    29.5
 Other operating expenses.............................                     261.5   259.5   246.3
 Sale and leaseback rentals (note 2)..................                      12.8    11.0     0.5
 General and administrative (note 9)..................                      24.3    35.1    35.5
 Restructuring charge (note 8)........................                       0.8     1.9       -
 Depreciation and amortization (note 10)..............                      96.7    84.4    90.8
                                                                          ------   -----   -----
                                                                           688.8   678.4   651.2
                                                                          ------   -----   -----
  Operating income (loss).............................                      (2.5)    0.7    (1.4)

Other income (expense):
 Interest, net (note 5):
  Interest expense....................................                     (43.9)  (43.5)  (51.9)
  Amortization of deferred loan costs.................                      (2.2)   (2.2)   (1.9)
  Interest income.....................................                       0.5     0.3     0.5
                                                                          ------   -----   -----
                                                                           (45.6)  (45.4)  (53.3)
 Gain (loss) on disposition of assets, net (note 11)..                      28.0     2.7    (5.7)
 Share of earnings (losses) of affiliates, net........                      (1.6)   (0.5)    0.7
 Minority interests in earnings of
  consolidated subsidiaries...........................                      (1.3)   (0.8)   (1.2)
 Other, net...........................................                      (2.5)   (1.4)   (2.1)
                                                                          ------   -----   -----
                                                                           (23.0)  (45.4)  (61.6)
                                                                          ------   -----   -----
  Loss before income tax expense......................                     (25.5)  (44.7)  (63.0)
Income tax expense (note 12)..........................                      (1.5)   (1.1)   (1.8)
                                                                          ------   -----   -----
  Net loss............................................                     (27.0)  (45.8)  (64.8)
Dividend on preferred stock (note 7)..................                     (23.8)  (20.9)  (18.3)
                                                                          ------   -----   -----
  Net loss available to common stockholders...........                    $(50.8)  (66.7)  (83.1)
                                                                          ======   =====   =====




See accompanying notes to consolidated financial statements.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

           Consolidated Statements of Stockholders' Equity (Deficit)
                             (Amounts in Millions)


                                                                                                Cumulative               Total
                                        Common  Common   Common                                 foreign                  stock-
                                        stock   stock    stock       Additional                 currency                 holder's
                             Preferred  Class   Class    Class        paid-in    Accumulated   translation   Treasury    equity
                               stock      A       B        C          capital      deficit      adjustment     stock     (deficit)
                             ---------  ------  ------  -------     -----------  ------------  ------------  ---------  -----------

Balance at January 1, 1995.     $130.9     0.1       -     -              79.4         (90.9)            -          -         119.5
  Accretion of dividends
   on preferred stock......       18.3       -       -     -             (18.3)            -             -          -             -
  Foreign currency
   translation adjustment..          -       -       -     -                 -             -          (0.1)         -          (0.1)

  Net loss.................          -       -       -     -                 -         (64.8)            -          -         (64.8)

                             ---------  ------  ------  -------     -----------  ------------  ------------  ---------  -----------
Balance at December 31,
 1995......................      149.2     0.1       -     -              61.1        (155.7)         (0.1)         -          54.6
  Accretion of dividends
   on preferred stock......       20.9       -       -     -             (20.9)            -             -          -             -
  Foreign currency
   translation adjustment..          -       -       -     -                 -             -          (0.4)         -          (0.4)

  Net loss.................          -       -       -     -                 -         (45.8)            -          -         (45.8)

                                ------  ------  ------  ----------       -----        ------          ----   --------         -----
Balance at December 31,
 1996......................      170.1     0.1       -     -              40.2        (201.5)         (0.5)         -           8.4
  Accretion of dividends
   on preferred stock......       23.8       -       -     -             (23.8)            -             -          -             -
  Foreign currency
   translation adjustment..          -       -       -     -                 -             -           0.1          -           0.1
  Purchase of treasury
   stock...................          -       -       -     -                 -             -             -       (1.8)         (1.8)

  Net loss.................          -       -       -     -                 -         (27.0)            -          -         (27.0)

                             ---------  ------  ------  -------     -----------  ------------  ------------  ---------  -----------
Balance at December 31,
 1997......................     $193.9     0.1       -     -              16.4        (228.5)         (0.4)      (1.8)        (20.3)

                             =========  ======  ======  =======     ===========  ============  ============  =========  ===========


See accompanying notes to consolidated financial statements.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flow
                             (Amounts in Millions)


                                                                                              Years Ended December 31,
                                                                                             -------------------------
                                                                                               1997     1996     1995
                                                                                             -------   ------   ------

Net cash provided by operating activities.................................                   $  51.0     30.8     40.7
                                                                                             -------   ------   ------

Cash flow from investing activities:
         Capital expenditures.............................................                     (60.0)   (68.6)   (91.4)
         (Increase) decrease in construction in progress, net.............                      (7.4)     1.5     (5.1)
         Increase in receivable from sale and leaseback escrow............                     (12.8)   (19.5)       -
         Proceeds from sale and leaseback transaction and escrow..........                      23.2     22.9     90.9
         Cash paid for minority interest holding..........................                         -        -    (10.3)
         Proceeds from disposition of assets, net.........................                      70.0     23.5     16.6
         Investments in and receivables from theatre joint ventures, net..                     (18.3)   (14.3)    (2.3)
         Other, net.......................................................                       0.7     (2.2)       -
                                                                                             -------   ------   ------
          Net cash used in investing activities...........................                      (4.6)   (56.7)    (1.6)
                                                                                             -------   ------   ------

Cash flow from financing activities:
         Debt borrowings..................................................                     150.9    129.8    187.5
         Debt repayments..................................................                    (191.5)  (132.7)  (188.9)
         Increase (decrease) in cash overdraft............................                      (2.8)     6.2    (14.1)
         Other, net.......................................................                      (2.3)     0.2     (3.9)
                                                                                             -------   ------   ------
          Net cash provided by (used in) financing activities.............                     (45.7)     3.5    (19.4)
                                                                                             -------   ------   ------

          Net increase (decrease) in cash and cash equivalents............                       0.7    (22.4)    19.7
Cash and cash equivalents:
         Beginning of period..............................................                      10.1     32.5     12.8
                                                                                             -------   ------   ------
         End of period....................................................                   $  10.8     10.1     32.5
                                                                                             =======   ======   ======

Reconciliation of net loss to net cash provided by
         operating activities:
         Net loss.........................................................                   $ (27.0)   (45.8)   (64.8)
         Effect of leases with escalating minimum annual
         rentals..........................................................                       3.7      3.1      2.0
         Depreciation and amortization....................................                      96.7     84.4     90.8
         (Gain) loss on disposition of assets, net........................                     (28.0)    (2.7)     5.7
         Share of (earnings) losses of affiliates, net....................                       1.6      0.5     (0.7)
         Minority interests in earnings of
          consolidated subsidiaries.......................................                       1.3      0.8      1.2
         (Increase) decrease in receivables, prepaid expenses
          and other assets, net...........................................                       1.3      0.9     (3.7)
         Increase (decrease) in accounts payable, accrued
          liabilities and other liabilities, net..........................                       1.4    (10.4)    10.2
                                                                                             -------   ------   ------

          Net cash provided by operating activities.......................                   $  51.0     30.8     40.7
                                                                                             =======   ======   ======



See accompanying notes to consolidated financial statements.

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997, 1996 AND 1995

(1) ORGANIZATION

    OSCAR I Corporation ("OSCAR I"), a Delaware corporation, was formed in February 1992 for the purpose of purchasing United Artists Theatre Circuit, Inc. ("UATC") from an affiliate of Tele-Communications, Inc. ("TCI"). OSCAR I is owned by an investment fund managed by affiliates of Merrill Lynch Capital Partners, Inc. ("MLCP") and certain institutional investors (collectively, the "Non-Management Investors"), and certain members of UATC's management. On May 12, 1992, OSCAR I purchased all of the outstanding common stock of UATC from an affiliate of TCI (the "Acquisition").

    Simultaneously with the Acquisition, the Non-Management Investors formed OSCAR II Corporation, ("OSCAR II"), a Delaware corporation, and acquired from an affiliate of TCI all of the outstanding capital stock of United Artists Realty Company ("UAR") and its subsidiaries, United Artists Properties I Corp. ("Prop I") and United Artists Properties II Corp. ("Prop II"). UAR, Prop I and Prop II were the owners and lessors of certain operating theatre properties leased to and operated by UATC and its subsidiaries. On February 28, 1995, OSCAR II was merged into OSCAR I effected by a one-for-one share exchange.

(2) SALE AND LEASEBACK TRANSACTIONS

    On December 13, 1995, OSCAR I entered into a sale and leaseback transaction (the "1995 Sale and Leaseback") whereby the buildings and land underlying 27 of its operating theatres and four theatres currently under development were sold to, and leased back from, the 1995-A United Artists Pass Through Trust (the "Pass Through Trust"), an unaffiliated third party, for approximately $97.6 million. A portion of the sale proceeds were used to pay certain transaction expenses, repay certain existing indebtedness and the remainder was held in short-term cash investments. The proceeds related to three of the theatres under development (approximately $14.2 million) were initially deposited into an escrow account and were funded during 1996 after construction of the theatres was completed. The proceeds related to one of the new theatres and a four screen addition to an existing theatre under development (approximately $7.8 million) were deposited into the same escrow account and were paid to the Company in 1997 when construction of the new theatre and the screen addition was completed.

    The net book value of the land and buildings included in the 1995 Sale and Leaseback was approximately $85.5 million, and OSCAR I realized a net gain of approximately $12.1 million as a result of the Sale and Leaseback. For financial statement purposes, this gain has been deferred and will be recognized over the term of the lease as a reduction of rent expense. The 1995 Sale and Leaseback requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. An agreement with the Pass Through Trust requires the maintenance of certain financial covenants by UATC.

    On November 8, 1996, OSCAR I entered into a sale and leaseback transaction whereby the buildings and land underlying three of its operating theatres and two theatres currently under development were sold to, and leased back from, an unaffiliated third party for approximately $21.5 million. The sales proceeds relating to the three operating theatres (approximately $9.2 million) were used to pay certain transaction expenses and repay outstanding bank debt of UATC. The sales proceeds related to the two theatres under development (approximately $12.3 million) were deposited into an escrow account and are to be paid under the terms of the sale and leaseback to fund certain of the construction costs associated with the two theatres. During 1997, OSCAR I opened one of the theatres under development and received approximately $10.8 million of proceeds from the escrow account. The lease has a term of 20 years and nine months with options to extend for an additional 10 years.

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(2)  SALE AND LEASEBACK TRANSACTIONS, CONTINUED

     On December 31, 1997, OSCAR I entered into a sale and leaseback transaction whereby two theatres currently under development were sold to, and leased back from, an unaffiliated third party for approximately $18.1 million. At December 31, 1997, approximately $13.5 million of the sales proceeds were deposited into an escrow account and are to be paid under the terms of the sale and leaseback to fund certain of the construction costs associated with the two theatres. The lease has a term of 22 years with options to extend for an additional 10 years.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

          Depreciation is calculated using the straight-line method over the estimated useful lives of the assets that range from 3 to 40 years. Leasehold improvements are amortized over the terms of the leases, including certain renewal periods or, in the case of certain improvements, the estimated useful lives of the assets, if shorter. Costs associated with new theatre construction are depreciated once such theatres are placed in service.

     (f)  Intangible Assets
          -----------------

          Intangible assets consist of theatre lease acquisition costs and non-compete agreements. Amortization of theatre lease acquisition costs and non-compete agreements is calculated on a straight-line basis over the terms of the underlying leases including certain renewal periods (weighted average life of approximately 17 years) and non-compete agreements (primarily 5 years). During 1997, approximately $100 million of non-compete agreements relating to the Acquisition were fully amortized. Intangible assets and related accumulated amortization are summarized as follows (amounts in millions):

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

                                     December 31,
                                   ----------------
                                    1997     1996
                                   -------  -------
Theatre lease acquisition costs..  $156.9    169.7
Non-compete agreements...........     3.0    103.0
                                   ------   ------
                                    159.9    272.7
Accumulated amortization.........   (58.4)  (145.2)
                                   ------   ------
                                   $101.5    127.5
                                   ======   ======

     (g)  Other Assets
          ------------

          Other assets primarily consist of deferred loan and acquisition costs. Amortization of the deferred loan costs is calculated on a straight-line basis over the terms of the underlying loan agreements (average life of approximately seven years) and is included as a component of interest expense. Amortization of the deferred acquisition costs is calculated on a straight line basis over five years. During 1997, approximately $18.4 million of deferred acquisition costs relating to the Acquisition and approximately $7.2 million of other assets were fully amortized. Other assets and related accumulated amortization are summarized as follows (amounts in millions):

                               December 31,
                              ---------------
                               1997     1996
                              -------  ------
Deferred loan costs.........  $ 16.2    16.2
Deferred acquisition costs..       -    18.4
Other.......................     2.2     8.6
                              ------   -----
                                18.4    43.2
Accumulated amortization....   (11.6)  (30.7)
                              ------   -----
                              $  6.8    12.5
                              ======   =====

     (h)  Operating Costs and Expenses
          ----------------------------

          Film rental and advertising expenses include film rental and co-op and directory advertising costs. Film advertising costs are expensed as incurred. Direct concession costs include direct concession product costs and concession promotional expenses. Concession promotional expenses are expensed as incurred. Other operating expenses include joint facility costs such as employee costs, theatre rental and utilities that are common to both ticket sales and concession operations. As such, other operating expenses are reported as a combined amount as the allocation of such costs to exhibition and concession activities would be arbitrary and not meaningful. Rental expense for operating leases which provide for escalating minimum annual rentals during the term of the lease are accounted for on a straight-line basis over the terms of the underlying leases.

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

     (j)  Reclassification
          ----------------
          Certain prior year amounts have been reclassified for comparability with the 1997 presentation.

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(4)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash payments for interest for the years ended December 31, 1997, 1996 and 1995, were $42.8 million, $44.6 million and $47.3 million, respectively.

     Cash payments by certain less than 80% owned entities for income taxes for the years ended December 31, 1997, 1996 and 1995, were $1.4 million, $1.4 million and $0.7 million, respectively.

     OSCAR I accrued $23.8 million, $20.9 million and $18.3 million of dividends during the years ended December 31, 1997, 1996 and 1995, respectively, on its preferred stock (see note 7).

     During 1997, 1996 and 1995, OSCAR I incurred $1.1 million, $1.4 million and $2.4 million, respectively, of capital lease obligations relating to new equipment.

(5)  DEBT

     Debt is summarized as follows (amounts in millions):

                                 December 31,
                                 -------------
                                  1997   1996
                                 ------  -----
UATC Bank Credit Facility (a)..  $226.5  255.6
UATC Senior Secured Notes (b)..   125.0  125.0
UATC Other (c).................    10.7    8.4
UAR Promissory Notes (d).......     5.6   10.0
Prop I Mortgage Notes (e)......    46.2   54.1
                                 ------  -----
                                 $414.0  453.1
                                 ======  =====

     (a) UATC's bank credit facility (the "Bank Credit Facility") currently provides for term loans aggregating $203.5 million (the "Term Loans), a reducing revolving loan with commitments aggregating $78.8 million (the "Revolving Facility") and standby letters of credit aggregating $12.5 million (the "Standby Letters of Credit"). Principal on the Term Loans is payable in escalating semi-annual installments through March 31, 2002. The aggregate commitments available for borrowing under the Revolving Facility decline $8.75 million at December 31, 1998, $13.125 million at December 31, 1999 and 2000 and $21.875 million at December 31, 2001 and March 31, 2002. Borrowings under the Bank Credit Facility provide for interest to be accrued at varying rates depending on the ratio of indebtedness to annualized operating cash flow, as defined. Interest is payable at varying dates depending on the type of rate selected by UATC, but no less frequently than once each quarter. The Bank Credit Facility contains certain provisions that require the maintenance of certain financial ratios and place limitations on additional indebtedness, disposition of assets, capital expenditures and payment of dividends. The Bank Credit Facility is secured by the stock of UATC and substantially all of UATC's subsidiaries and is guaranteed by OSCAR I and substantially all of UATC's subsidiaries. During 1997, UATC repaid $10.8 million on the Term Loans in conjunction with certain asset dispositions. This repayment will be applied pro rata against the remaining semi-annual Term Loan principal installments.

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(5)  DEBT, CONTINUED

     (b) The senior secured notes (the "Senior Secured Notes") are due May 1, 2002 and require repayments prior to maturity of $31.25 million on May 1, 2000 and on May 1, 2001. The Senior Secured Notes accrue interest at 11 1/2% per annum, which is payable semi-annually. The Senior Secured Notes place limitations on, among other things, additional indebtedness, disposition of assets and payment of dividends. The Senior Secured Notes are secured on a pari-passu basis with the Bank Credit Facility by the stock of
          ----------
          UATC and substantially all of UATC's subsidiaries, and are guaranteed on a pari-passu basis with the Bank Credit Facility by
                          ----------
          OSCAR I and substantially all of UATC's subsidiaries. The Senior Secured Notes are redeemable at the option of UATC. The redemption price of the Senior Secured Notes at December 31, 1997 was 104.313% of the outstanding principal balance.

     (c) UATC's other debt at December 31, 1997 consists of various term loans, mortgage notes, capital leases and other borrowings. This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through June 2007.

     (d) In conjunction with the acquisitions of certain theatres prior to the Acquisition, UAR issued non-interest bearing promissory notes to the sellers. Principal on the promissory notes is due quarterly through October 1999. For financial statement purposes, the promissory notes were discounted at UAR's effective borrowing rate on the date the promissory notes were executed. The undiscounted amount payable under the promissory notes at December 31, 1997 was approximately $6.2 million.

     (e) The Prop I first mortgage notes (the "Prop I Notes") bear interest at 11.15% per annum. Principal and interest are payable in monthly installments, with a lump sum payment of principal and accrued, but unpaid, interest due on November 1, 1998. The Prop I Notes are secured by a first mortgage on Prop I's theatre properties, an assignment of the lease agreement with UATC, and $12.5 million of bank Standby Letters of Credit provided by UATC. The Indenture of Mortgage, among its other provisions, contains limitations on the sale and/or substitution of properties and a limitation on any additional debt incurred by Prop I other than intercompany advances.

     At December 31, 1997, UATC was party to interest rate cap agreements on $100.0 million of floating rate debt which provide for a LIBOR interest rate cap of 7 1/2% and expire at various dates through July 1999. UATC is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements. As UATC has historically received payments relating to such interest rate cap agreements, it does not anticipate such non-performance in the future. UATC amortizes the cost of its interest rate cap agreements to interest expense over the life of the underlying agreement. Amounts received from the counterparties to the interest rate cap agreements are recorded as a reduction of interest expense.

     At December 31, 1997, UATC had approximately $55.8 million of unused revolving loan commitments pursuant to the Bank Credit Facility, $11.1 million of which has been used for the issuance of letters of credit. Commitment fees of 3/8% per annum are paid on the average unused revolver commitments.

     Annual maturities of debt for each of the next five years and thereafter are as follows (amounts in millions):

              1998............  $ 81.7
              1999............    50.8
              2000............    83.8
              2001............    83.7
              2002............   110.2
              Thereafter......     3.8
                                ------
                                $414.0
                                ======

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(6)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cash and Cash Equivalents
     -------------------------
     The carrying amount of cash and cash equivalents approximates fair value because of its short maturity.

     Financial Instruments
     ---------------------
     The carrying amount and estimated fair value of OSCAR I's financial instruments at December 31, 1997 are summarized as follows (amounts in millions):

                                                     Carrying  Estimated
                                                      Amount   Fair Value
                                                     --------  ----------
         UATC Bank Credit Facility and Other Debt..    $237.2       237.2
                                                       ======       =====
         UATC Senior Secured Notes.................    $125.0       130.6
                                                       ======       =====
         UAR Promissory Notes......................    $  5.6         5.6
                                                       ======       =====
         Prop I Mortgage Notes.....................    $ 46.2        47.1
                                                       ======       =====
         Interest Rate Cap Agreements..............    $  0.1         0.1
                                                       ======       =====

     UATC Bank Credit Facility and Other Debt:  The carrying amount of
     UATC's borrowings under the Bank Credit Facility and other debt approximates fair value because the interest rates on the majority of this debt floats with market interest rates.

     UATC Senior Secured Notes: The fair value of the Senior Secured Notes is estimated based upon quoted market prices at December 31, 1997.

     UAR Promissory Notes: The fair value of the UAR Promissory Notes is estimated based upon dealer quotes for similar agreements at December 31, 1997.

     Prop I Mortgage Notes: The fair value of the Prop I Mortgage Notes is estimated based upon dealer quotes for similar agreements at December 31, 1997.

     Interest Rate Cap Agreements: The fair value of the interest rate cap agreements is estimated based upon dealer quotes for similar agreements at December 31, 1997.

(7)  STOCKHOLDERS' EQUITY

     Preferred Stock
     ---------------

     The OSCAR I preferred stock is redeemable any time at the option of OSCAR I at its stated liquidation value plus accrued and unpaid dividends. Dividends accrue at a rate of 8% through December 31, 1995, 9% through December 31, 1996 and 14% thereafter, and are payable in cash or in kind through December 31, 1996. Dividends subsequent to December 31, 1996 are required to be paid in cash unless any senior debt facility of OSCAR I or UATC restricts such cash payment. Currently, such restrictions exist. The preferred stock contains certain restrictions on, among other things, the incurrence of additional indebtedness by OSCAR I or its subsidiaries. Due to the perpetual nature of the preferred stock and the escalating terms of the required dividend rates, for financial reporting purposes dividends have been accrued at a 14% per annum rate for all periods since issuance. At December 31, 1997, the actual redemption value in accordance with the terms of the preferred stock was approximately $152.1 million, or approximately $41.8 million less than the carrying amount at December 31, 1997.

     OSCAR I is authorized to issue 5,000,000 shares of preferred stock.

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(7)  STOCKHOLDERS' EQUITY, CONTINUED

     Common Stock
     ------------

     At December 31, 1997, OSCAR I had outstanding 11,551,383 shares of Class A common stock, $0.01 par value per share, 48,425 shares of Class B common stock, $0.01 par value per share and has granted 15,462 shares of Class C common stock, $0.01 par value to certain members of management. The Class A and Class B shares are identical except that the Class B shares do not have any voting rights. The Class C shares vest over a four-year period and are identical to the Class B common stock except for a $9.50 per share liquidation preference in favor of the holders of the Class A and Class B common stock. As of December 31, 1997, 13,001 shares of the Class C common stock had vested.

     OSCAR I is authorized to issue 23,200,000 shares of Class A common stock, 1,818,000 shares of Class B common stock and 57,000 shares of Class C common stock.

     Stock Options
     -------------

     In connection with the Acquisition, the OSCAR I Management Stock Plan was established. The OSCAR I Management Stock Plan established three types of options, those being: the Incentive Options (the "Incentive Plan"), Performance Options (the "Performance Plan"), and Premium Options (the "Premium Plan" and collectively, the "Option Plans"). The options covered under the Incentive Plan vest in equal amounts each year through the fifth anniversary of the date of grant, while options covered under the Performance and Premium Plans vest based on certain calculations of UATC's value or the investment returns received by the Class A common stockholders. Each option granted under either the Incentive or Performance Plans may be exercised for one Class B share at an exercise price equal to the estimated market value of the Class B share at the date of grant provided that such options have been vested under the terms of the respective plan. Each option granted under the Premium Plan may be exercised for one Class B share at an exercise price, which increases from $30 to $233, provided that such options have vested under the terms of the Premium Plan. All options granted expire 10 years after the date of grant.

     OSCAR I applies the provisions of Accounting Principles Board Opinion
     No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its Option Plans. No compensation cost has been recognized by OSCAR I for any of the Option Plans. OSCAR I's compensation expense would not have been materially different had OSCAR I recorded compensation expense for its Option Plans in accordance with SFAS No. 123, "Accounting for Stock Based Compensation," and accordingly, the pro forma net loss disclosure as if SFAS No. 123 had been applied are not presented.

     A summary of OSCAR I's Incentive Plan as of December 31, 1997, 1996 and 1995, and changes during those years is presented below:

                                           1997                             1996                       1995
                              -------------------------------    ----------------------------- -------------------------
                                                Weighted Avg.                    Weighted Avg.             Weighted Avg.
                                                  Exercise                         Exercise                Exercise
                                  Shares            Price            Shares         Price        Shares    Price
                              --------------    -------------    --------------   -----------  --------    -------------
Outstanding at January 1            544,320         $10.06          594,720          $10.05    593,970        $10.04
 Granted                                  -              -            6,600          $10.79      3,000        $10.79
 Exercised                                -              -                -               -          -             -
 Forfeited                         (413,487)        $10.04          (57,000)         $10.00     (2,250)       $10.00
                                   --------                         -------                    -------
Outstanding at December 31          130,833         $10.12          544,320          $10.06    594,720        $10.05
                                   ========                         =======                    =======

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(7)  STOCKHOLDERS' EQUITY, CONTINUED

     The following table summarizes information about the Incentive Plan at December 31, 1997:

                          Options Outstanding        Options Exercisable
                   --------------------------------  -------------------
                                   Weighted Avg.
                     Number          Remaining             Number
Exercise Price     Outstanding   Contractual Life        Exercisable
-----------------  -----------  -------------------  -------------------
     $10.00        111,233                  4.5              111,233
     $10.79         19,600                  6.8                9,470
                   -------                                   -------
                   130,833                  5.0              120,703
                   =======                                   =======

     A summary of OSCAR I's Performance Plan as of December 31, 1997, 1996 and 1995, and changes during those years is presented below:

                                                               1997                      1996                     1995
                                                     -----------------------  -------------------------   -----------------------
                                                               Weighted Avg.              Weighted Avg.             Weighted Avg.
                                                               Exercise                   Exercise                  Exercise
                                                     Shares    Price           Shares     Price            Shares   Price
                                                     -------   -------------   -------    -------------    -------  -------------
         Outstanding at January 1                    528,975     $10.05        573,450      $10.04         572,825      $10.04
         Granted                                     197,250     $12.00          5,900      $10.79           2,500      $10.79
         Exercised                                         -          -              -           -               -           -
         Forfeited                                  (414,350)    $10.04        (50,375)     $10.00          (1,875)     $10.00
                                                    --------    -------        -------      ------         -------      ------
         Outstanding at December 31                  311,875     $11.31        528,975      $10.05         573,450      $10.04
                                                    ========    =======        =======      ======         =======      ======

The following table summarizes information about the Performance Plan at December 31, 1997:

                                           Options Outstanding            Options Exercisable
                                   -------------------------------------  -------------------
                                                           Weighted Avg.
                                      Number               Remaining           Number
     Exercise Price                Outstanding          Contractual Life     Exercisable
     --------------                -----------          ----------------     -----------
         $10.00                      103,500                   4.5               0
         $10.79                       11,125                   6.8               0
         $12.00                      197,250                   9.3               0
                                     -------                                  ------
                                     311,875                   7.6               0
                                     =======                                  ======

     A summary of OSCAR I's Premium Plan as of December 31, 1997, 1996 and 1995, and changes during those years is presented below:

                                            1997                           1996                      1995
                              ------------------------------ ----------------------------- -------------------------
                                               Weighted Avg.                 Weighted Avg.             Weighted Avg.
                                               Exercise                      Exercise                  Exercise
                                  Shares       Price             Shares      Price           Shares    Price
                              --------------  -------------  --------------  --------      --------    -------------
Outstanding at January 1            265,403       $66.00           287,791     $48.25      287,479        $35.25
 Granted                                  -            -             2,800     $48.25        1,250        $35.25
 Exercised                                -            -                 -          -            -             -
 Forfeited                         (208,972)      $66.00           (25,188)    $48.25         (938)       $35.25
                                   --------                        -------                 -------
Outstanding at December 31           56,431       $66.00           265,403     $48.25      287,791        $35.25
                                   ========                        =======                 =======

Options Exercisable at
  December 31                             0                              0                       0
                                   ========                        =======                ========

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(7)  STOCKHOLDERS' EQUITY, CONTINUED

     As of December 31, 1997, the 56,431 Premium Plan options had an exercise price of $66.00 and a weighted average remaining contractual life of 5.0 years.

(8)  RESTRUCTURING CHARGE

     At the end of 1996, OSCAR I initiated a corporate restructuring plan intended to provide a higher level of focus on OSCAR I's domestic theatrical business at a lower annual cost. This corporate restructuring was substantially completed in January 1997. In conjunction with this corporate restructuring plan, OSCAR I recorded $0.8 million and $1.9 million restructuring charges in 1997 and 1996, respectively, for severance and other related expenses.

(9)  EMPLOYEE BENEFIT PLANS

     The UATC 401(k) Savings Plan (the "Savings Plan") provides that employees may contribute up to 10% of their compensation, subject to IRS limitations, to the Savings Plan. Employee contributions are invested in various investment funds based upon elections made by the employee. Prior to January 1, 1997, OSCAR I matched 100% of each employee's contributions up to 10% of an employee's compensation. As part of the corporate restructuring plan (see note 8), effective January 1, 1997, the Savings Plan was amended to provide for an OSCAR I match of 100% of each employee's contribution up to 3% of their compensation. Employees vest in OSCAR I's matching contributions 20% per year for every year of service, as defined.

     Effective January 1, 1993, OSCAR I established the UATC Supplemental
     401(k) Savings Plan (the "Supplemental Plan") for certain employees who are highly compensated as defined by the IRS and whose elective contributions to the Savings Plan exceed the IRS limitations. Through December 31, 1996, such employees were allowed to contribute to the Supplemental Plan provided that the aggregate contributions to the Savings Plan and Supplemental Plan did not exceed 10% of their compensation. As part of the corporate restructuring plan (see note 8), effective January 1, 1997, OSCAR I suspended the Supplemental Plan. OSCAR I matched 100% of the employee's contributions through the date of suspension of the Supplemental Plan. Employees vest ratably in OSCAR I's matching contributions over 5 years from the date of participation in the Supplemental Plan.

     Contributions to the various employee benefit plans for the years ended December 31, 1997, 1996 and 1995, were $0.6 million, $2.3 million and $2.1 million, respectively.

(10) PROVISION FOR IMPAIRMENT

     OSCAR I adopted SFAS No. 121, "Accounting for the Impairment of Long-
     Lived Assets and for Long-Lived Assets to be Disposed Of," during 1995. Upon adoption of SFAS No. 121 in 1995, a non-cash charge of $21.0 million was recorded by OSCAR I. During 1997 and 1996, OSCAR I recorded non-cash charges for the impairment of its long-lived assets of $36.0 million and $9.5 million, respectively. These non-cash charges relate to the difference between the historical book value of the individual theatres (in some cases groups of theatres) and the discounted cash flow expected to be received from the operation or future sale of the individual theatres (or groups of theatres).

(11) GAIN ON DISPOSITION OF ASSETS

     During April 1997, OSCAR I sold its 50% interest in Hong Kong theatre company to its partner for approximately $17.5 million and, during September 1997, OSCAR I sold its theatre investments in Mexico and the majority of its theatre assets in Argentina for approximately $25.0 million. During the year ended December 31, 1997, OSCAR I sold various other non-strategic or underperforming theatres for net cash proceeds of approximately $27.5 million. Additionally, OSCAR I has entered into an agreement to sell a portion of its theatre investments in Singapore and Thailand for approximately $8.1 million.

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(12) INCOME TAXES

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

     The current state income tax expense of OSCAR I and Federal income tax expense of OSCAR I's less than 80%-owned consolidated subsidiaries and deferred state and Federal income tax expense are as follows (amounts in millions):

                          Years Ended December 31,
                          ------------------------
                           1997     1996     1995
                          -------  -------  ------
Current income taxes:
 State expense..........    $ 0.2      0.1     0.7
 Federal expense........      1.3      1.0     1.1
                            -----     ----  ------
                              1.5      1.1     1.8

Deferred income taxes:
 State expense..........        -        -       -
 Federal expense........        -        -       -
                            -----     ----  ------
                            $1.5       1.1     1.8
                            =====     ====  ======

     Income tax expense differed from the amount computed by applying the U.S. Federal income tax rate (35% for all periods) to loss before income tax expense as a result of the following (amounts in millions):

                                                                Years Ended December 31,
                                                                ------------------------
                                                                  1997   1996    1995
                                                                 -----   -----   -----
         Expected tax benefit...........................         $(8.9)  (15.7)  (22.0)
         Change in valuation allowance..................          11.1    16.1    22.3
         State tax, net of Federal benefit..............           0.1       -     0.5
         Adjustment of net operating loss carryforward..           0.1     2.9       -
         Other..........................................          (0.9)   (2.2)    1.0
                                                                 -----   -----    ----
                                                                 $ 1.5     1.1     1.8
                                                                 =====   =====   =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows (amounts in millions):

                                         1997      1996
                                        -------   -----
Deferred tax assets:
 Net operating loss carryforwards.....  $  75.1    68.0
 Intangible and other assets..........      3.7     3.9
 Accrued liabilities..................      3.6     2.8
 Deferred gain on Sale and Leaseback..      3.5     4.6
 Other................................      1.2     1.1
                                        -------   -----
                                           87.1    80.4
 Less:  valuation allowance...........    (80.5)  (69.4)
                                        -------   -----
  Net deferred tax assets.............      6.6    11.0
                                        -------   -----
Deferred tax liabilities:
 Property and equipment...............      3.5     8.1
 Deferred intercompany gains..........      1.6     1.6
 Other................................      1.5     1.3
                                        -------   -----
  Net deferred tax liabilities........      6.6    11.0
                                        -------   -----
Net...................................  $     -       -
                                        =======   =====

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(12) INCOME TAXES, CONTINUED

     At December 31, 1997, OSCAR I had a net operating loss carryforward of approximately $200 million. The income tax returns of OSCAR I are currently being audited by the Internal Revenue Service. The outcome of this audit may reduce the amount of OSCAR I's net operating loss carryforward and/or change the basis (and thus future depreciation) related to certain assets. Management believes that the result of the audit will not have a material adverse effect on the financial condition or results of operations of OSCAR I.

(13) COMMITMENTS AND CONTINGENCIES

     OSCAR I conducts a significant portion of its theatre and corporate operations in leased premises. These leases have noncancelable terms expiring at various dates after December 31, 1997. Many leases have renewal options. Most of the leases provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property. Also, certain leases contain escalating minimum rental provisions that have been accounted for on a straight-line basis over the initial term of the leases.

     Rent expense for theatre and corporate operations is summarized as follows (amounts in millions):

                                               Years Ended December 31,
                                               ------------------------
                                                  1997   1996   1995
                                                 -----  -----  -----

         Minimum rental....................      $76.5  72.0   55.8
         Contingent rental.................        3.7   3.4    3.2
         Effect of leases with escalating
         minimum annual rentals............        3.7   3.1    2.0
         Rent tax..........................        0.5   0.6    0.7
                                                 -----  ----   ----
                                                 $84.4  79.1   61.7
                                                 =====  ====   ====

     Approximately $12.8 million, $11.0 million and $0.5 million of the minimum rentals reflected in the preceding table for the years ended December 31, 1997, 1996 and 1995, respectively, were incurred pursuant to the sale and leaseback transactions (see note 2).

     Future minimum lease payments under noncancelable operating leases for each of the next five years and thereafter are summarized as follows (amounts in millions):

         1998........  $ 79.3
         1999........    78.5
         2000........    75.2
         2001........    73.1
         2002........    70.4
         Thereafter..   689.0

     Included in the future minimum lease payments table above are lease payments relating to theatres which OSCAR I intends to sell or close. To the extent OSCAR I is successful in disposing of these theatres, the future minimum lease payments will be decreased.

     It is expected that in the normal course of business, desirable leases that expire will be renewed or replaced by other leases.

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(13) COMMITMENTS AND CONTINGENCIES, CONTINUED

     At December 31, 1997, OSCAR I had entered into theatre construction and equipment commitments aggregating approximately $100 million for ten new theatres and screen additions or renovations to 12 existing theatres which OSCAR I intends to open during the next two years. Such amount relates only to projects in which OSCAR I had executed a definitive lease agreement and all significant lease contingencies have been satisfied. Of the committed amount, approximately $15.0 million will be reimbursed to OSCAR I from proceeds of the sale and leaseback transactions currently held in escrow (see note 2). The lease agreements have terms of between 15 and 20 years and, upon the opening of the theatres, require future minimum lease payments over the terms of the leases averaging $13.8 million per annum.

     OSCAR I and/or its subsidiaries are involved in various pending and threatened legal proceedings involving allegations concerning contract breaches, torts, employment matters, environmental issues, anti-trust violations, local tax disputes and miscellaneous other matters. In addition, there are various claims against OSCAR I and/or its subsidiaries relating to certain of the leases held by OSCAR I and/or its subsidiaries. Although it is not possible to predict the outcome of these proceedings, OSCAR I believes that such legal proceedings will not have a material adverse effect on OSCAR I's financial position, liquidity or results of operations.

     The Americans with Disabilities Act of 1990 (the "ADA"), and certain state statutes among other things, require that places of public accommodation, including theatres (both existing and newly constructed) be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and reimbursement of plaintiff's attorneys' fees and expenses under certain circumstances. OSCAR I has established a program to review and evaluate OSCAR I's theatres and to make any changes which may be required by the ADA. In 1995, OSCAR I settled the lawsuit styled Connie Arnold et al. vs. UATC, filed in 1991. This lawsuit involved allegations that certain of OSCAR I's theatres lacked accessibility to persons with mobility disabilities in violation of the ADA. In the settlement agreement, OSCAR I, the plaintiffs and the Department of Justice established standards of modifications that must be made to OSCAR I theatres throughout the United States to make them more accessible to persons with disabilities. OSCAR I believes that the cost of complying with the ADA and the settlement agreement in the Connie Arnold case will not have a material adverse effect on the OSCAR I's financial position, liquidity or results of operations.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

Information regarding members of the Company's and OSCAR I's Board of Directors as of March 20, 1998 is set forth below. Directors will serve until the next annual meeting and until his successor is duly elected and qualified.

                                     Business Experience During
Name                         Age           Past Five Years                    Other Public Directorships
----                         ---     --------------------------               --------------------------
Kurt C. Hall...............  38      Named President and Chief                Mr. Hall is a director of
                                      Executive Officer on                    Showscan Entertainment,
                                      March 6, 1998. Chief                    Inc.
                                      Operating Officer from
                                      February 24, 1997 to
                                      March 6, 1998 and
                                      Executive Vice
                                      President, Chief
                                      Financial Officer and
                                      Director since May 12,
                                      1992.

John W. Boyle..............  69      Named Chairman of the Board on March     Mr. Boyle is a director of
                                      6, 1998. Director since March 5,        Supermarkets General Holdings Corp.
                                      1997.  Mr. Boyle was Chief
                                      Financial Officer of Eckerd
                                      Corporation from 1983 to 1995 and
                                      Vice Chairman from 1992 to 1995.

James J. Burke, Jr. .......  46       Director since May 12,                  Mr. Burke is a director
                                       1992.  Director of                     of AnnTaylor Stores
                                       Merrill Lynch Capital                  Corporation, Borg-Warner
                                       Partners, Inc. ("MLCP"),               Security Corporation,
                                       since 1985 and Partner                 Education Management
                                       and Director of                        Corporation, Pathmark
                                       Stonington Partners,                   Stores, Inc. and
                                       Inc. ("SP"), since July                Supermarkets General
                                       1993 and Partner and                   Holdings Corp.
                                       Director of Stonington
                                       Partners, Inc. II
                                       ("SPII") since 1994.
                                       Prior to July 1994, Mr.
                                       Burke was President and
                                       Chief Executive Officer
                                       of MLCP from 1987 to
                                       1994, a Managing
                                       Director of the
                                       Investment Banking
                                       Division of Merrill
                                       Lynch & Co. ("ML&Co.")
                                       from 1985 to 1994 and a
                                       First Vice President of
                                       Merrill Lynch Pierce
                                       Fenner and Smith, Inc.
                                       from 1988 to 1994.

Albert J. Fitzgibbons, III.  52       Director since May 12,                  Mr. Fitzgibbons is a
                                       1992.  Director of MLCP                director of
                                       since 1988 and a Partner               Borg-Warner Security
                                       and a Director of SP                   Corporation,
                                       since July 1993 and a                  Dictaphone Corporation
                                       Partner and a Director of              and Merisel, Inc.
                                       SPII since 1994.  Prior
                                       to July 1994, Mr.
                                       Fitzgibbons was a Partner
                                       of MLCP from 1993 to 1994
                                       and an Executive Vice
                                       President of MLCP from
                                       1988 to 1993.  Mr.
                                       Fitzgibbons was also a
                                       Managing Director of the
                                       Investment Banking
                                       Division of ML&Co. from
                                       1978 to July 1994.

Robert F. End.............   42        Director since February 17, 1993.      Mr. End is a director of Goss Graphic
                                        Director of MLCP since 1993 and a     Systems, Inc. and Packard BioScience
                                        Partner and a Director of SP since    Company.
                                        July 1993 and a Partner and a
                                        Director of SPII since 1994.  Prior
                                        to July 1994, Mr. End was a Partner
                                        of MLCP from 1993 to 1994 and a
                                        Vice President of MLCP from 1989 to
                                        1993.  Mr. End was also a Managing
                                        Director of the Investment Banking
                                        Division of ML&Co. from 1993 to
                                        July 1994.

Scott M. Shaw.............   35        Director since February 17, 1993.      Mr. Shaw is a director of Dictaphone
                                        Principal of SP since July 1993.      Corporation.
                                        Prior to July 1994, Mr. Shaw was a
                                        Vice President of MLCP from January
                                        1994, an Associate of MLCP from
                                        1991 to 1994 and an Analyst of MLCP
                                        from 1986 to 1989.  Mr. Shaw was
                                        also a Vice President of the
                                        Investment Banking Division of
                                        ML&Co. from January to July 1994
                                        and an Associate of the Investment
                                        Banking Division of ML&Co. from
                                        1991 to 1994 and an Analyst of the
                                        Investment Banking Division of
                                        ML&Co. from 1986 to 1989.


Information regarding executive officers of the Company who are not directors of the Company as of March 20, 1998 is set forth below. Executive officers will hold office for such term as may be prescribed by the Board of Directors and until such person's successor is chosen and qualified or until such person's death, resignation, or removal.

Name               Age      Business Experience During Past Five Years
----               ---      ------------------------------------------
Dennis R. Daniels. 50       Executive Vice President. Mr. Daniels became Executive Vice President of the Company in 1993. Mr.
                            Daniel's duties include supervision of the Company's domestic theatre operations. Mr. Daniels was previously the Vice President in charge of Central U.S. operations. Mr. Daniels has served the Company for 24 years in various operating capacities.

Gene Hardy.......  47       Executive Vice President and General Counsel. Mr. Hardy was promoted to Executive Vice President of the
                            Company in charge of legal affairs and general counsel in September 1994. Mr. Hardy was previously the
                            Senior Vice President and general counsel of the Company.

Michael Pade.....  48       Executive Vice President. Mr. Pade became Executive Vice President of the Company in February 1997 in
                            charge of film operations. Mr. Pade joined the Company in October 1994 as a Senior Vice President of
                            film operations. Prior to joining the Company, Mr. Pade worked for Mann Theatres as the Senior Vice
                            President in charge of domestic film booking.

Jim Ruybal.......  52       Executive Vice President. Mr. Ruybal became Executive Vice President of the Company in 1992. Mr.
                            Ruybal's duties include supervision of the Company's Satellite Theatre Network.

Bruce M. Taffet..  50       Executive Vice President. Mr. Taffet was promoted to Executive Vice President in January 1995 and is responsible for purchasing, marketing and national concession operations of the Company. Prior to
                            February 1995, Mr. Taffet was the Senior Vice President in charge of national concession operations of the Company.

Trent J. Carman..  37       Named Chief Financial Officer on March 6, 1998. Mr. Carman was previously the Senior Vice President and
                            Treasurer of the Company from September 1997 to March 6, 1998 and was Vice President of Finance from
                            June 1992 to September 1997.

There are no family relationships between any of the directors and executive officers named above. During the past five years, none of the directors and executive officers named above were involved in any legal proceedings that would be material to an evaluation of his ability or integrity.

Item 11. Executive Compensation
-------------------------------

(a)      Compensation
         ------------

The following table sets forth all compensation paid to the president and chief executive officer and the four next most highly paid executive officers of the Company for the years ended December 31, 1997, 1996 and 1995.

Summary Compensation Table
--------------------------
                                                               Long-Term
                                                               Compensation
                                                               Awards/
                                  Annual Compensation          Securities          Other
                             -------------------------------   Underlying          Annual      All Other
  Name and                                Salary     Bonus     Stock Options   Compensation   Compensation
Principal Positions              Year    ($) (1)    ($) (2)          #            ($) (3)        ($) (4)
---------------------------  ----------  -------   ---------   -------------   ------------   ------------
Kurt C. Hall (5)                   1997  283,103          --      80,000         2,877          4,684
 President and                     1996  220,514          --          --           920         22,182
 Chief Executive Officer           1995  216,300      12,500          --            --         23,127

Michael Pade                       1997  253,846          --      12,000         6,083         41,079
 Executive Vice President          1996  220,080          --          --         5,426             --
                                   1995  185,000          --          --            --             --

Dennis R. Daniels                  1997  205,130          --      12,000         2,287          4,800
 Executive Vice President          1996  195,473          --          --         2,500         14,723
                                   1995  185,640       4,375          --            --         15,273

Jim Ruybal                         1997  193,481          --      12,000         1,073          4,800
 Executive Vice President          1996  186,300          --          --            --         18,630
                                   1995  183,998       8,000          --            --         19,297

Thomas C. Elliot (6)               1997  215,029          --          --         4,603          4,800
 Executive Vice President          1996  204,244          --      15,300         4,845         20,765
                                   1995  198,000       8,000          --            --         21,053

Stewart D. Blair (7)               1997  697,745          --          --         7,000        445,760
 Former Chief Executive            1996  681,882          --          --        10,258         72,085
 Officer                           1995  642,467      47,250          --             -         68,959

Robert E. Capps, Jr. (8)           1997  272,950          --          --           908         22,448
 Former Executive                  1996  254,260          --          --         2,545         10,498
 Vice President                    1995  242,022      25,000          --            --        150,323

(1) Represents annual salary, including compensation deferred by the Named Executive Officer pursuant to the UATC 401(k) Savings Plan and the UATC Supplemental 401(k) Savings Plan (prior to January 1, 1997).

(2) The executive officers were entitled to receive bonuses depending on OSCAR I's achievement of certain performance criteria. Bonus amounts are reflected in the year paid but relate to the performance of the previous year.

(3) Other annual compensation consists of reimbursement of membership dues.

(4) Consists primarily of matching contributions to employee benefit plans except for amounts attributable to Mr. Blair which are in connection with his severance package, Mr. Capps which are primarily related to reimbursement of moving expense and to Mr. Pade which are related to a loan which was forgiven.

(5) Mr. Hall was named President and Chief Executive Officer of the Company on March 6, 1998.

(6) Mr. Elliot resigned from the Company in 1998.

(7) Mr. Blair resigned as Chief Executive Officer of the Company in December 1996. Amounts received by Mr. Blair in 1997 are in connection with his severance arrangements with the Company.

(8) Mr. Capps resigned from the Company in February 1997. A portion of the amount received by Mr. Capps in 1997 is in connection with his severance arrangements with the Company.

(b)      Stock Option Grants
         -------------------

The following table sets forth all OSCAR I stock options granted during 1997 to the president and chief executive officer and the four next most highly paid executive officers of the Company.

                                                                              Potential Realizable
                        Number of        % of Total                             Value at Assumed
                        Securities         Options                            Annual Rates of Stock
                        Underlying       Granted to    Exercise               Price Appreciation for
                         Options        Employees in   Price Per  Expiration       Option Term
       Name             Granted             1997         Share       Date       5%          10%
----------------------  ----------      ------------  ----------  ---------- --------   -----------
Kurt C. Hall                80,000          40.6%     $12.00        2007     $603,739   $1,529,993
Michael Pade                12,000           6.1       12.00        2007       90,561      229,499
Dennis R. Daniels           12,000           6.1       12.00        2007       90,561      229,499
Jim Ruybal                  12,000           6.1       12.00        2007       90,561      229,499
Thomas C. Elliott               --            --          --          --           --           --
Stewart D. Blair                --            --          --          --           --           --
Robert E. Capps, Jr.            --            --          --          --           --           --

(c)      Year-End Stock Option Table
         ---------------------------

The following table sets forth the stock options held by the president and chief executive officer and the four next most highly paid executive officers of the Company as of December 31, 1997.

                                               Number of
                                            Share Underlying                          Value of
                                         Unexercised Options at               In-the-Money Options at
                           Option         at December 31, 1997                   December 31, 1997(1)
Name                       Type      Exercisable     Unexercisable          Exercisable       Unexercisable
----------------------  -----------  -----------  --------------------  --------------------  -------------
Kurt C. Hall            Incentive         30,250                    --            $60,500                --
                        Performance           --               107,500                 --           $55,000
                        Premium               --                13,750                 --                --

Michael Pade            Incentive          6,200                 1,550              7,502             1,876
                        Performance           --                18,750                 --             8,168
                        Premium               --                 3,375                 --                --

Dennis R. Daniels       Incentive         10,000                    --             20,000                --
                        Performance           --                21,125                 --            18,250
                        Premium               --                 6,063                 --                --

Jim Ruybal              Incentive         13,850                    --             27,700                --
                        Performance           --                24,500                 --            25,000
                        Premium               --                 6,250                 --                --

Thomas C. Elliott       Incentive         18,170                 5,280             36,340            10,560
                        Performance           --                20,900                 --            41,800
                        Premium               --                10,300                 --                --

Stewart D. Blair        Incentive             --                    --                 --                --
                        Performance           --                    --                 --                --
                        Premium               --                    --                 --                --

Robert E. Capps, Jr.    Incentive             --                    --                 --                --
                        Performance           --                    --                 --                --
                        Premium               --                    --                 --                --

(1) As the Common Stock of OSCAR I is not publicly held, the Company has valued the unexercised stock options using the value attributable to the stock options granted closest to, but not after, December 31, 1997 ($12.00).

(d)      Long-Term Incentive Awards
         --------------------------

No long-term incentive awards were granted to executive officers of the Company during 1997.

(e)      Compensation of Directors
         -------------------------

Mr. Boyle received 10,000 performance options ($12.00 strike price) and $20,000 for his services as a director during 1997. No other directors of the Company and OSCAR I received any compensation for their services as directors or committee members.

(f)      Employee Benefits Plan
         ----------------------

The Company established the United Artists Theatre Circuit, Inc. 401(k) Savings Plan (the "Savings Plan") which allows electing employees to contribute up to 10.0% of their compensation, subject to certain IRS limitations. Prior to January 1, 1997, the Company matched 100.0% of the electing employee's contributions up to 10.0% of an employee's compensation. As part of the corporate restructuring plan, effective January 1, 1997, the Savings Plan was amended to provide for a Company match of 100.0% of each employee's contribution up to 3.0% of their compensation. Employees vest in the Company's matching contributions 20.0% per year for every year of service, as defined.

Effective January 1, 1993, the Company established the United Artists Theatre Circuit, Inc. Supplemental 401(k) Savings Plan (the "Supplemental Plan") for certain employees who are highly compensated as defined by the IRS and whose elective contributions to the Savings Plan exceed the IRS limitations. Through December 31, 1996, such employees were allowed to contribute to the Supplemental Plan, provided that the aggregate contributions to the Savings Plan and Supplemental Plan did not exceed 10.0% of their compensation. As part of the corporate restructuring plan, effective January 1, 1997, the Company suspended the Supplemental Plan. The Company matched 100.0% of the employee's contributions through the date of suspension of the Supplemental Plan.
Employees vest ratably in the matching contributions over five years from the date of participation in the Supplemental Plan.

Matching contributions to the Savings Plan and the Supplemental Plan for the president and chief executive officer and the four other highest paid executives have been included in the summary compensation table.

During 1997, the Company's board established a bonus plan for all non-commissioned corporate employees that is based upon the Company achieving its operating budgets and other financial and operating goals and the employee achieving certain specified goals.

(g)      Employment Agreements
         ---------------------

The Company entered into employment agreements (each an "Employment Agreement" and collectively, the "Employment Agreements") with each of Kurt C. Hall, Edward
C. Cooper, Dennis R. Daniels, Gene Hardy, Robert A. McCormick, Michael L. Pade, Jim Ruybal and Bruce M. Taffet. The Employment Agreements with Messrs. Daniels, Hardy, Ruybal and Taffet expire on May 12, 1998. The Employment Agreements with Messrs. Cooper and McCormick expire on February 20, 1999. The Employment Agreement with Mr. Hall expires on February 21, 1999. The Employment Agreement with Mr. Pade expires on September 30, 2000.

Under the Employment Agreements, the employee receives a base salary (as defined in the Employment Agreements) and certain customary benefits, including health and disability insurance, participation in employee benefit plans and certain perquisites. Each Employment Agreement provides that the employee will be eligible to receive annual bonuses during the term of employment, as determined by the Board of Directors.

In the event that Mr. Hall or Mr. Pade is terminated without cause, such individual will be entitled to his base salary for two years and annual bonuses for two years, in an amount based upon the average of the annual bonuses awarded to him over the preceding two fiscal years.

In the event that Mr. McCormick or Mr. Cooper is terminated without cause, such individual will be entitled to his base salary for the remainder of the term of his employment agreement following his termination but not less than 12 months and annual bonuses for the remainder of the term of his employment agreement but not less than 12 months, in an amount based upon the average bonuses paid to him over the preceding two fiscal years.

In the event that Mr. Daniels, Mr. Ruybal, Mr. Hardy or Mr. Taffet is terminated without cause, such individual will be entitled to his base salary for the lesser of two years or the remainder of the term of his employment agreement following termination, but not less than 12 months and annual bonuses for the lesser of two years or the remainder of the term of his employment agreement following termination, but not less than 12 months, in an amount based upon the average bonuses paid to him over the preceding two fiscal years.

It is expected that the Employment Agreements will be amended and/or extended prior to their expiration dates. The terms of the Employment Agreements, as amended or extended, may be different from those currently in place.

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

OSCAR I has four classes of capital stock outstanding: the OSCAR I Class A Shares, the OSCAR I Class B Shares, the OSCAR I Class C Shares (collectively the "OSCAR I Shares") and the OSCAR I Preferred Stock (the "Preferred Stock"). The OSCAR I Shares are held of record by 33 holders. The following tables set forth certain information concerning the beneficial ownership of OSCAR I Shares and Preferred Stock known to OSCAR I to own beneficially in excess of 5% of the outstanding OSCAR I Shares and the president and chief executive officer and the four other highest paid executive officers of the Company, for each director and all executive officers and directors of the Company as a group as of March 20, 1998. Except as otherwise indicated, all of the persons listed below have (i) sole voting power and investment power with respect to their OSCAR I Shares, except to the extent that authority is shared by spouses under applicable law and (ii) record and beneficial ownership with respect to their OSCAR I Shares.

                                                       OSCAR I COMMON STOCK
                                                                                                                            PERCENT-
                                               PERCENTAGE                      PERCENTAGE                     PERCENTAGE      AGE
                               BENEFICIAL         OF           BENEFICIAL          OF          BENEFICIAL         OF           OF
NAME AND ADDRESS                INTEREST       OSCAR I          INTEREST        OSCAR I         INTEREST       OSCAR I       OSCAR I
BENEFICIAL OWNER             CLASS A SHARES  CLASS A SHARES  CLASS B SHARES  CLASS B SHARES  CLASS C SHARES  CLASS C SHARES  SHARES
---------------------------  --------------  --------------  --------------  --------------  --------------  -------------- --------

MLCP(1)(5)(7)..............       8,409,761        72.8%              0              -               0              -         71.6%
Merrill Lynch & Co,
 Inc.(2)(5)................       2,082,205        18.0%              0              -               0              -         17.7%
Institutional Investors(8).       1,059,417         9.2%              0              -               0              -          9.0%
Kurt C. Hall(3)(6).........               0           -          41,750           23.3%              0              -          0.4%
Michael Pade(3)(6).........               0           -           6,775            3.8%            811            6.2%         0.1%
Dennis R. Daniels(3)(6)....               0           -          12,600            7.0%              0              -          0.1%
Jim Ruybal(3)(6)...........               0           -          20,850           11.6%              0              -          0.2%
Thomas C. Elliot(3)(6).....               0           -          30,370           16.9%            550            4.2%         0.3%
James J. Burke, Jr.(4)(7)..               0           -               0              -               0              -            -
Albert J. Fitzgibbons,
 III(4)(7).................               0           -               0              -               0              -            -
Robert F. End(4)(7)........               0           -               0              -               0              -            -
Scott Shaw(4)..............               0           -               0              -               0              -            -
John W. Boyle(9)...........               0           -               0              -               0              -            -
Directors and Executive
 Officers as
  a group (12 persons)(6)..               0           -         141,995           79.2%          1,361           10.4%         1.2%
--------------------------------------------------------

(1)  OSCAR I Class A Shares beneficially owned by MLCP are held as follows:
     5,049,958.2 by Merrill Lynch Capital Appreciation Partnership No. B-XIX, L.P. ("MLCAP B-XIX"); 46,396.0 by Merrill Lynch Capital Appreciation Partnership No. B-XX, L.P. ("MLCAP B-XX"); 3,229,723.5 by Roman Nineteen Offshore Fund N..V. ("Roman Holdings") and 83,683.3 by MLCP Associates L.P. No. 11. ("MLCP 11"). MLCP is the indirect managing general partner of MLCAP B-XIX and MLCAP B-XX and the general partner of MLCP 11. Affiliates of MLCP are the sole stockholders of Roman Holdings. The address of MLCP and each of the aforementioned record holders is South Tower, World Financial Center, New York, New York 10080.
(2) OSCAR I Class A Shares beneficially owned by Merrill Lynch & Co., Inc. are owned of record as follows: 1,932,204.7 by ML IBK Positions, Inc.; 150,000.0 by Merrill Lynch KECALP L.P. 1991. The address for ML IBK Positions, Inc. is North Tower, World Financial Center, New York, New York 10281. The address of Merrill Lynch KECALP L.P. 1991 is South Tower, World Financial Center, New York, New York 10080.
(3) The address for each of Messrs. Hall, Pade, Daniels, Ruybal and Elliot is 9110 East Nichols Avenue, Englewood, Colorado 80112.
(4) The address for each of Messrs. Burke, Fitzgibbons, End and Shaw is c/o Stonington Partners, Inc., 767 Fifth Avenue, New York, New York 10153.
(5) Entities affiliated with Merrill Lynch & Co., Inc. own approximately 10,491,966 of the outstanding OSCAR I Shares, which represents approximately 89.3% of the outstanding OSCAR I Shares.
 (6) Includes vested incentive options and Class C shares that are exercisable within 60 days.
(7) Each of Messrs. Burke, Fitzgibbons and End are members of the Board of Directors of MLCP, but each disclaims beneficial ownership of the OSCAR I Shares.
(8) To the knowledge of the Company, none of the Institutional Investors beneficially owns 5% or more of the OSCAR I Class A Shares.
(9)  The address for Mr. Boyle is 7 North Pine Circle, Belleair, Florida  34616.

                            OSCAR I PREFERRED STOCK

                               Number of Shares       Percentage of Shares
    Shareholder               of Preferred Stock  (1)   of Preferred Stock
    -----------               --------------------      -------------------
    LBI Group
    c/o Lehman Brothers            152,154                      100%
    3 World Trade Center
    New York, NY

    (1) The Preferred Stock has 23 votes per share and is subject to a voting agreement under which MLCP has been granted a proxy to vote such shares.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

The Company leases four theatres from UAR and 32 theatres from Prop I. The common stock of UAR is owned 100% by OSCAR I.

The lease agreements between the Company and UAR and Prop I provide for annual base rentals of approximately $2.5 million and $5.9 million, respectively, as well as taxes, insurance, maintenance and other related charges. In addition, the leases provide for additional rentals based upon a percentage of the leased theatres' revenue. The leases between the Company and UAR and Prop I expire on October 4, 2003 and October 31, 2003, respectively, and provide for options to extend the leases at the Company's option for up to ten years.

Pursuant to an indenture and mortgage notes entered into by Prop I on October 1, 1988, the 32 theatres leased by the Company from Prop I are mortgaged for the benefit of the respective holders of the Prop I mortgage notes. In conjunction with the issuance of the Prop I mortgage notes, UAE issued a $12.0 million residual value guaranty. In conjunction with the Acquisition, standby letters of credit of $12.5 million were issued as part of the Company's Bank Credit Facility in order to release UAE from certain of its obligations under the guarantees.

In order to fund the cost of additions and/or renovations to the theatres leased by the Company from UAR or Prop I, the Company has periodically made advances to UAR. Interest on the advances accrues at the prime rate and amounted to $1.4 million, $1.1 million and $1.4 million for the years ended December 31, 1997, 1996 and 1995, respectively.

During 1997, the Company exchanged two fee-owned theatre properties with Prop I in return for a fee-owned theatre property and a $2.7 million note. During 1996, the Company exchanged a fee-owned theatre with Prop I in return for two fee-owned theatre properties and a $1.5 million note. The note bears interest at the prime rate plus 1 1/2% and is due upon demand.

Pursuant to a management agreement entered into between the Company and UAR on May 12, 1992, the Company charges UAR a management fee. This management fee represents the cost of managing and accounting for UAR's properties. For each of the years ended December 31, 1997, 1996 and 1995, such management fees were approximately $0.6 million, $0.6 million and $0.9 million, respectively.

Entities affiliated with MLCP own approximately 89.3% of the OSCAR I Shares. Through a management agreement with MLCP, Stonington Partners, Inc. manages the portfolio of companies owned by MLCP, including OSCAR I.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

                                                                Page Number
                                                                -----------
(a)      1.  Financial Statements  Included in Part II
             of this Report:

         United Artists Theatre Circuit, Inc. and Subsidiaries

              Report of Independent Public Accountants                 25
              Independent Auditors' Report                             26

              Consolidated Balance Sheets                              27
              December 31, 1997 and 1996

              Consolidated Statements of Operations                    28
              Years Ended December 31, 1997, 1996 and 1995

              Consolidated Statements of Stockholder's Equity
               (Deficit)                                               29
              Years Ended December 31, 1997, 1996 and 1995

              Consolidated Statements of Cash Flow                     30
              Years Ended December 31, 1997, 1996 and 1995

              Notes to Consolidated Financial Statements               31

         Guarantor - OSCAR I Corporation and Subsidiaries

              Report of Independent Public Accountants                 43
              Independent Auditors' Report                             44

              Consolidated Balance Sheets                              45
              December 31, 1997 and 1996

              Consolidated Statements of Operations                    46
              Years Ended December 31, 1997, 1996 and 1995

              Consolidated Statements of Stockholders' Equity
               (Deficit)                                               47
              Years Ended December 31, 1997, 1996 and 1995

              Consolidated Statements of Cash Flow                     48
              Years Ended December 31, 1997, 1996 and 1995

              Notes to Consolidated Financial Statements               49

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

              n)   Restated Credit Agreement, dated as of May 1, 1995, among United
                   Artists Theatre Circuit, Inc. and Bank of
                   America National Trust and Savings Association, Barclays Bank PLC,
                   and The First National Bank of Boston, as co-
                   managing agents, the other financial institutions party hereto and
                   Bank of America National Trust and Savings
                   Association, as managing agent.(5)

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

              y)   Trust Indenture and Security Agreement dated as of December
                   13, 1995, between Wilmington Trust Company, William J. Wade and Fleet
                   National Bank of Connecticut, and Alan B. Coffey. (7)

              z)   Pass Through Certificates, Series 1995-A Registration Rights
                   Agreement, dated as of December 13, 1995 among United Artists Theatre
                   Circuit, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch,
                   Pierce, Fenner & Smith Incorporated. (7)

              aa)  Participation Agreement, dated as of December 13, 1995, among
                   United Artists Theatre Circuit, Inc., Wilmington Trust Company,
                   William J. Wade, Theatre Investors, Inc., Northway Mall Associates,
                   LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of
                   Connecticut, Alan B. Coffey and Fleet National Bank of Connecticut. or (7)

              ab)  Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank
                   of Connecticut. (7)


                                                                                            Page Number
                                                                                            -----------
              ac)  Lease Agreement, dated as of December 13, 1995, between
                   Wilmington Trust Company and William J. Wade and United Artists
                   Theatre Circuit, Inc. (7)

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

              i)   United Artists Theatre Circuit 401(k) Savings Plan. (1)

              j)   United Artists Theatre Circuit Supplemental 401(k) Savings
                   Plan. (3)

              k)   Tax Sharing Agreement, dated as of May 12, 1992, between OSCAR I Corporation and
                   United Artists Theatre Circuit, Inc. (1)

              l) Form of Employment Agreement, dated as of May 12, 1992, between the Company and Kurt C. Hall. (1)

              m) Form of Employment Agreement, dated as of May 12, 1992, between the Company and Thomas C. Elliot. (1)


                                                                                            Page Number
                                                                                            -----------

              n)   Amendment No. 1, dated as of July 15, 1992, to the
                   Stockholders' Agreement, dated as of May 12, 1992, by and among OSCAR I
                   Corporation, Merrill Lynch Capital Appreciation Partnership No. B-XIX,
                   L.P., Roman Nineteen Offshore Fund B.V., ML IBK Positions, Inc., MLCP
                   Associates L.P. No. II, Equitable Capital Private Income and Equity
                   Partnership II, L.P. and Equitable Deal Flow Fund, L.P. and the holders of
                   Options or Restricted Stock awards under the Management Stock Option Plan. (1)

              o) Amendment to the United Artists Theatre Circuit, Inc. 401(K) savings Plan dated as of January 1, 1997.(8)

              p) Form of Employment Agreement, dated as of March 1, 1993, between the Company and Dennis Daniels.(8)

              q) Form of Employment Agreement, dated as of September 19, 1994, between the Company and Gene Hardy.(8)

              r) Form of Employment Agreement, dated as of January 24, 1995, between the Company and Bruce Taffet.(8)

         21   a)   Subsidiaries of United Artists Theatre Circuit, Inc.(8)

              b)   Subsidiaries of OSCAR I Corporation.(8)

(1)  Incorporated herein by reference from Form S-1 dated October 5, 1992.
(2)  Incorporated herein by reference from Form 10-K for the year ended December
     31, 1992.
(3)  Incorporated herein by reference from Form 10-K for the year ended December
     31, 1993.
(4)  Incorporated herein by reference from Form 10-K for the year ended December
     31, 1994.
(5)  Incorporated herein by reference from Form S-1 dated July 12, 1995.
(6)  Incorporated herein by reference from Form 10-K for the year ended December
     31, 1995.
(7)  Incorporated herein by reference from Form S-2 dated January 31, 1996.
(8) Incorporated herein by reference to Form 10-K for the year ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                                        (Registrant)


Director, President and Chief Executive          /S/ Kurt C. Hall
                                               ------------------
Officer                                        Kurt C. Hall
Dated:  March 20, 1998

Chief Financial Officer                         /S/Trent J. Carman
                                               -------------------
Dated.  March 20, 1998                         Trent J. Carman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Chairman of the
Board and Director                   /S/ John W. Boyle
                                     -----------------
Dated:  March 20, 1998               John W. Boyle


Director                             /S/ James J. Burke, Jr.
                                     -----------------------
Dated:  March 20, 1998               James J. Burke, Jr.



Director                             /S/ Albert J. Fitzgibbons, III
                                     ------------------------------
Dated:   March 20, 1998              Albert J. Fitzgibbons, III



Director                             /S/ Robert F. End
                                     -----------------
Dated:  March 20, 1998               Robert F. End



Director                             /S/ Scott M. Shaw
                                     -----------------
Dated:  March 20, 1998               Scott M. Shaw