Form 10-Q
period 1998-03-31
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 1998-05-14
CIK 889570

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                                 F O R M  10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1998

                                    OR


[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from ________ to ________


Commission File Number  33-49598
                        333-1024


                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                    --------------------------------------
            (Exact name of registrant as specified in its charter)


          Maryland                                       13-1424080
-------------------------------                -------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


9110 East Nichols Avenue, Suite 200
Englewood, CO                                               80112
-----------------------------------            -------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:      (303) 792-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X      No
                      ----------    ---------

The number of shares outstanding of $1.00 par value common stock at May 12, 1998 was 100 shares.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.

                         Quarterly Report on Form 10-Q
                                MARCH 31, 1998
                                  (UNAUDITED)

                               TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------

  Item 1.  Financial Statements
  -------  --------------------

  UNITED ARTISTS THEATRE CIRCUIT, INC.
           Condensed Consolidated Balance Sheets.............................  4
           Condensed Consolidated Statements of Operations...................  5
           Condensed Consolidated Statement of Stockholder's Equity..........  6
           Condensed Consolidated Statements of Cash Flow....................  7
           Notes to Condensed Consolidated Financial Statements..............  8

  GUARANTOR - OSCAR I CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Balance Sheets............................. 14
           Condensed Consolidated Statements of Operations................... 15
           Condensed Consolidated Statement of Stockholders' Equity.......... 16
           Condensed Consolidated Statements of Cash Flow.................... 17
           Notes to Condensed Consolidated Financial Statements.............. 18

  Item 2.  Management's Discussion and Analysis of
  -------  -----------------------------------------
                Financial Condition and Results of Operations................ 24
                ---------------------------------------------

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD LOOKING STATEMENTS

CERTAIN OF THE MATTERS DISCUSSED IN THIS FORM 10-Q MAY CONSTITUTE FORWARD-LOOKING STATEMENTS FOR PURPOSES OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INVOLVE UNCERTAINTIES AND OTHER FACTORS AND THE ACTUAL RESULTS AND PERFORMANCE OF UATC MAY BE MATERIALLY DIFFERENT FROM FUTURE RESULTS OR PERFORMANCE EXPRESSED OR IMPLIED BY SUCH STATEMENTS. CAUTIONARY STATEMENTS REGARDING THE RISKS ASSOCIATED WITH SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THOSE STATEMENTS INCLUDED UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." CERTAIN OF SUCH RISKS AND UNCERTAINTIES RELATE TO THE HIGHLY LEVERAGED NATURE OF UATC, THE RESTRICTIONS IMPOSED ON UATC BY CERTAIN INDEBTEDNESS, THE SENSITIVITY OF UATC TO ADVERSE TRENDS IN THE GENERAL ECONOMY, THE HIGH DEGREE OF COMPETITION IN UATC'S INDUSTRY, THE VOLATILITY OF UATC'S QUARTERLY RESULTS AND UATC'S SEASONALITY, THE DEPENDENCE OF UATC ON FILMS AND DISTRIBUTORS AND ON ITS ABILITY TO OBTAIN POPULAR MOTION PICTURES, THE CONTROL OF UATC BY AFFILIATES OF MERRILL LYNCH CAPITAL PARTNERS, INC. ("MLCP") AND THE DEPENDENCE OF UATC ON KEY PERSONNEL, AMONG OTHERS.

ALL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO UATC ARE EXPRESSLY QUALIFIED BY THE FOREGOING CAUTIONARY STATEMENTS.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                             (Amounts in Millions)
                                  (Unaudited)

                                                                      March 31, 1998   December 31, 1997
                                                                      ---------------  ------------------
                    Assets
                    ------

Cash and cash equivalents...........................................         $   7.1                10.6
Notes and other receivables, net....................................            39.2                32.2
Prepaid expenses and concession inventory...........................            22.2                18.4
Investments and related receivables.................................            16.4                15.4
Property and equipment, at cost:
  Land..............................................................            25.3                26.0
  Theatre buildings, equipment and other............................           443.5               440.4
                                                                             -------              ------
                                                                               468.8               466.4
  Less accumulated depreciation and amortization (note 4)...........          (152.9)             (145.1)
                                                                             -------              ------
                                                                               315.9               321.3
                                                                             -------              ------

Intangible assets, net..............................................            98.4               101.5
Other assets, net...................................................             5.9                 6.6
                                                                             -------              ------
                                                                             $ 505.1               506.0
                                                                             =======              ======

         Liabilities and Stockholder's Equity (Deficit)
         -------------------------------------------------

Accounts payable....................................................         $  69.2                87.0
Accrued liabilities.................................................            24.4                26.2
Other liabilities...................................................            34.2                32.6
Debt (notes 2 and 6)................................................           379.1               362.2
                                                                             -------              ------
  Total liabilities.................................................           506.9               508.0
                                                                             -------              ------

Minority interests in equity of consolidated
  subsidiaries......................................................             7.2                 7.2

Stockholder's equity (deficit) (note 2):
  Preferred stock (note 8)..........................................           200.6               193.9
  Common stock (note 8).............................................               -                   -
  Additional paid-in capital (note 8)...............................            22.3                29.0
  Accumulated deficit...............................................          (230.0)             (230.3)
  Cumulative foreign currency translation adjustment................            (0.3)               (0.4)
  Intercompany account..............................................            (1.6)               (1.4)
                                                                             -------              ------
                                                                                (9.0)               (9.2)
                                                                             -------              ------
                                                                             $ 505.1               506.0
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

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                             (Amounts in Millions)
                                  (Unaudited)

                                                                  Three Months Ended
                                                                      March 31,
                                                                 --------------------
                                                                    1998       1997
                                                                 ----------  --------
Revenue:
  Admissions...................................................     $113.4     121.7
  Concession sales.............................................       46.6      47.7
  Other........................................................        4.5       4.8
                                                                    ------     -----
                                                                     164.5     174.2
                                                                    ------     -----

Costs and expenses:
  Film rental and advertising expenses.........................       60.9      65.8
  Direct concession costs......................................        6.5       7.4
  Other operating expenses (note 3)............................       66.6      65.6
  Affiliate lease rentals (note 9).............................        2.1       2.5
  General and administrative...................................        5.3       6.4
  Depreciation and amortization (note 4).......................       13.0      17.7
                                                                    ------     -----
                                                                     154.4     165.4
                                                                    ------     -----

  Operating income.............................................       10.1       8.8

Other income (expense):
  Interest, net (notes 2 and 6)................................       (8.6)     (9.3)
  Share of earnings (losses) of affiliates, net................          -      (0.5)
  Minority interests in earnings of consolidated subsidiaries..       (0.4)     (0.3)
  Other, net...................................................       (0.5)     (0.6)
                                                                    ------     -----
                                                                      (9.5)    (10.7)
                                                                    ------     -----

  Income (loss) before income tax expense......................        0.6      (1.9)

Income tax expense (note 10)...................................       (0.3)     (0.4)
                                                                    ------     -----

  Net income (loss)............................................        0.3      (2.3)

Dividends on preferred stock (note 8)..........................       (6.7)     (5.9)
                                                                    ------     -----

  Net loss available to common stockholder.....................     $ (6.4)     (8.2)
                                                                    ======     =====

See accompanying notes to condensed consolidated financial statements.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

       Condensed Consolidated Statement of Stockholder's Equity (Deficit)
                             (Amounts in Millions)
                                  (Unaudited)



                                                                                          Cumulative
                                                                                        foreign currency                   Total
                                         Preferred Common   Additional    Accumulated   translation     Intercompany  stockholder's
                                           stock   stock  paid-in capital  deficit       adjustment      account     equity(deficit)
                                         --------- ------ --------------- -----------  ---------------- ------------ ---------------

Balance at January 1, 1998...............$   193.9     -          29.0       (230.3)         (0.4)          (1.4)          (9.2)

Accretion of dividends on
  preferred stock........................      6.7     -          (6.7)           -             -              -              -

Net increase in intercompany account.....       -      -             -            -             -           (0.2)          (0.2)

Foreign currency translation adjustment..       -      -             -            -           0.1              -            0.1

Net income...............................       -      -             -          0.3             -              -            0.3
                                         --------- ------ --------------- -----------  ---------------- ------------ ---------------

Balance at March 31, 1998................$   200.6     -          22.3       (230.0)         (0.3)          (1.6)          (9.0)
                                         ========= ====== =============== ===========  ================ ============ ===============



See accompanying notes to condensed consolidated financial statements.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flow
                             (Amounts in Millions)
                                  (Unaudited)

                                                                     Three Months Ended
                                                                         March 31,
                                                                     ------------------
                                                                      1998      1997
                                                                     -------  ---------

Net cash provided by (used in) operating activities................  $ (0.7)   19.8
                                                                     ------   -----

Cash flow from investing activities:
  Capital expenditures.............................................   (20.2)  (19.4)
  (Increase) decrease in construction in progress, net.............     3.4    (2.3)
  Increase in receivable from sale and leaseback escrow............    (0.8)   (2.1)
  Proceeds from sale and leaseback escrow..........................       -     7.8
  Investments in and receivables from theatre joint ventures, net..    (1.0)   (5.9)
  Other, net.......................................................    (1.0)   (0.2)
                                                                     ------   -----

  Net cash used in investing activities............................   (19.6)  (22.1)
                                                                     ------   -----

Cash flow from financing activities:
  Debt borrowings..................................................    42.0    35.0
  Debt repayments..................................................   (25.2)  (25.2)
  Increase in intercompany account.................................    (0.2)      -
  Increase in related party receivables............................    (1.6)      -
  Increase (decrease) in cash overdraft............................     1.8    (6.3)
  Other, net.......................................................       -     0.1
                                                                     ------   -----

  Net cash provided by financing activities........................    16.8     3.6
                                                                     ------   -----

  Net increase (decrease) in cash..................................    (3.5)    1.3

Cash and cash equivalents:
  Beginning of period..............................................    10.6     9.6
                                                                     ------   -----

  End of period....................................................  $  7.1    10.9
                                                                     ======   =====

Reconciliation of net income (loss) to net cash provided by
  (used in) operating activities:
Net income (loss)..................................................  $  0.3    (2.3)
Effect of leases with escalating minimum annual rentals............     0.9     0.8
Depreciation and amortization......................................    13.0    17.7
Share of (earnings) losses of affiliates, net......................       -     0.5
Minority interests in earnings of consolidated subsidiaries........     0.4     0.3
Increase in receivables, prepaid expenses and
  other assets, net................................................    (3.3)   (1.6)
Increase (decrease) in account payables, accrued liabilities
  and other liabilities, net.......................................   (12.0)    4.4
                                                                     ------   -----

  Net cash provided by (used in) operating activities..............  $ (0.7)   19.8
                                                                     ======   =====

See accompanying notes to condensed consolidated financial statements.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1998
                                  (Unaudited)

(1) General Information
    -------------------

    On May 12, 1992, United Artists Theatre Circuit, Inc. and substantially all of its then existing subsidiaries ("UATC") were acquired (the "Acquisition") by OSCAR I Corporation ("OSCAR I") from an indirect subsidiary of Tele-Communications, Inc. OSCAR I is owned by an investment fund managed by affiliates of Merrill Lynch Capital Partners, Inc. ("MLCP"), certain institutional investors, and certain members of UATC's management.

    In addition to owning all of the outstanding capital stock of UATC, OSCAR I also owns all of the outstanding capital stock of United Artists Realty Company ("UAR"). UAR and its subsidiary United Artists Properties I Corp. ("Prop I") are the owners and lessors of certain operating theatre properties leased to and operated by UATC.

    Certain prior period amounts have been reclassified for comparability with the 1998 presentation.

    In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made in the accompanying interim condensed consolidated financial statements that are necessary to present fairly the financial position of UATC and the results of its operations. Interim results are not necessarily indicative of the results for the entire year because of fluctuations of revenue and related expenses resulting from the seasonality of attendance and the availability of popular motion pictures. These financial statements should be read in conjunction with the audited December 31, 1997 consolidated financial statements and notes thereto included as part of UATC's Form 10-K.

(2)  Subsequent Event  Recapitalization
     ----------------------------------

     On April 21, 1998, OSCAR I completed the offering of $225 million of its 9.75% senior subordinated notes due April 15, 2008 and the offering of $50 million of its floating rate senior subordinated notes due October 15, 2007 (collectively, the "Senior Subordinated Notes"), and entered into a $450 million bank credit facility (the "New Bank Credit Facility") with a final maturity of April 2007.

     The securities referred to herein have not been and will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

     The proceeds from the offerings of the Senior Subordinated Notes and a portion of the borrowings under the New Bank Credit Facility were used to repay the outstanding borrowings under UATC's existing bank credit facility (the "Bank Credit Facility") (approximately $272.5 million) on April 21, 1998, and to fund the redemption of OSCAR I's preferred stock (approximately $159.2 million) on May 1, 1998. Additional borrowings under the New Bank Credit Facility are expected to be used to fund the redemption of UATC's $125 million senior secured notes (the "Senior Secured Notes") on May 21, 1998 at 102.875% of par value plus accrued but unpaid interest of approximately $0.8 million. On April 21, 1998 UATC gave notice of the redemption of the Senior Secured Notes. In addition, OSCAR I expects to use a portion of the New Bank Credit Facility (approximately $45.7 million) to repay certain Prop I mortgage notes maturing on November 1, 1998.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(2)  Subsequent Event  Recapitalization, continued
     ---------------------------------------------

     The net proceeds from the offering of the Senior Subordinated Notes in excess of the OSCAR I preferred stock redemption value were contributed to UATC as an equity contribution from OSCAR I.

     The New Bank Credit Facility consists of $100 million of reducing revolving loan commitments and $350 million of delayed draw term loan commitments. The New Bank Credit Facility contains certain provisions that require the maintenance of certain financial ratios and place limitations on, among other things, additional indebtedness, disposition of assets and payment of dividends.

     The New Bank Credit Facility will be guaranteed, on a joint and several basis, by UATC and by certain of OSCAR I's other subsidiaries, including UAR and, after the repayment of the Prop I mortgage notes, by Prop I. The New Bank Credit Facility will be secured by among other things the capital stock of UATC, UAR, Prop I, and certain other subsidiaries of OSCAR I and UATC and by an intercompany note of UATC to OSCAR I established with respect to borrowings by UATC from OSCAR I.

     As a result of the repayment of the Bank Credit Facility and the redemption of the Senior Secured Notes, UATC will recognize an extraordinary loss during the second quarter of 1998 of approximately $8.2 million, consisting of the $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.6 million of unamortized deferred loan costs that will be written off.

     Assuming the recapitalization occurred on March 31, 1998, UATC's stockholder's equity on a pro forma basis would have been as follows (amounts in millions):

                                                   Pro Forma
                                    Historical    Adjustments       Pro Forma
                                    ----------    -----------       ---------

Preferred stock                     $    200.6         (200.6)              -
Common stock                                 -              -               -
Additional paid in capital                22.3          305.6(a)        327.9
Accumulated deficit                     (230.0)          (8.2)         (238.2)
Cumulative foreign currency
 translation adjustment                   (0.3)             -            (0.3)
Intercompany account                      (1.6)             -            (1.6)
                                    ----------    -----------       ---------
                                    $     (9.0)          96.8            87.8
                                    ==========    ===========       =========

(a) Consists of the equity continuation from OSCAR (approximately $105 million) plus the conversion of the UATC preferred stock into common equity (approximately $200.6 million).

(3)  Sale and Leaseback
     ------------------

     In December 1995, UATC and UAR entered into a sale and leaseback transaction whereby the buildings and land underlying 31 of their operating theatres and four theatres and a screen addition under development were sold to, and leased back from, an unaffiliated third party.

     In November 1996, UATC entered into a sale and leaseback transaction whereby the buildings and land underlying three of its operating theatres and two theatres under development were sold to, and leased back from, an unaffiliated third party. During 1997, UATC opened one of the theatres under development. At March 31, 1998, approximately $1.5 million of sales proceeds were held in escrow and will be used to fund substantially all of the remaining construction costs associated with the one remaining theatre under development.

     In December 1997, UATC entered into a sale and leaseback transaction whereby two theatres currently under development were sold to, and leased back from, an unaffiliated third party for approximately $18.1 million. At March 31, 1998, approximately $13.5 million of the sales proceeds were held in escrow and will be paid under the terms of the sale and leaseback to fund certain of the construction costs associated with the two theatres.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(4)  Change in Estimated Useful Lives
     --------------------------------

     During 1998, UATC revised the estimated useful lives of certain equipment and leasehold improvements to more closely reflect the actual lives of these assets. The effect of this change in estimated useful lives was to decrease depreciation and amortization expense for the three months ended March 31, 1998 by approximately $0.7 million.

(5)  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------

     Cash payments for interest were $5.9 million and $6.5 million for the three months ended March 31, 1998 and 1997, respectively.

     UATC accrued $6.7 million and $5.9 million of dividends during the three months ended March 31, 1998 and 1997, respectively, on its preferred stock.

     During the three months ended March 31, 1998, UATC exchanged one of its fee-owned theatre properties with Prop I in exchange for one of Prop I's fee-owned theatre properties and a $1.1 million note.

(6)  Debt
     ----

     Debt is summarized as follows (amounts in millions):

                                      March 31, 1998  December 31, 1997
                                      --------------  -----------------
          Bank Credit Facility (a)..      $243.5            226.5
          Senior Secured Notes (a)..       125.0            125.0
          Other (b).................        10.6             10.7
                                          ------            -----
                                          $379.1            362.2
                                          ======            =====

     (a) As discussed in note (2), Subsequent Event-Recapitalization, the Bank Credit Facility was repaid on April 21, 1998, and the Senior Secured Notes are to be redeemed on May 21, 1998 from proceeds of the offerings of the Senior Subordinated Notes and the New Bank Credit Facility. The Senior Secured Notes will be redeemed at par plus a prepayment premium of 2.875%, or approximately $3.6 million.


     (b) Other debt at March 31, 1998 consists of various term loans, mortgage notes, capital leases and other borrowings. This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through March 1, 2006.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(6) Debt, continued
    ---------------

    At March 31, 1998, UATC was party to interest rate cap agreements on $100.0 million of floating rate debt which provide for a LIBOR interest rate cap of 7 1/2% and expire at various dates through July 1999. UATC is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements. As UATC has historically received payments relating to its interest rate cap agreements, it does not anticipate such non-performance in the future. UATC amortizes the cost of its interest rate cap agreements to interest expense over the life of the underlying agreement. Amounts received from the counterparties to the interest rate cap agreements are recorded as a reduction of interest expense.

    For the three months ended March 31, 1998 and 1997, interest, net includes $0.5 million of amortization of deferred loan costs and $0.4 million of interest income.

(7) Disclosures About Fair Value of Financial Instruments
    -----------------------------------------------------

    At March 31, 1998, the fair value of UATC's cash and cash equivalents, outstanding borrowings under the Bank Credit Facility and other debt, and interest rate cap agreements approximated their carrying amount and the fair value of the Senior Secured Notes was approximately $129.1 million.

(8) Preferred Stock
    ---------------

    UATC's preferred stock is redeemable at any time at the option of UATC at its stated liquidation value plus accrued and unpaid dividends. Dividends accrue at a rate of 8% through December 31, 1995, 9% through December 31, 1996 and 14% thereafter, and are payable in cash or in kind through December 31, 1996. Due to the perpetual nature of the preferred stock and the escalating terms of the required dividend rates, for financial reporting purposes, dividends have been accrued at a 14% per annum rate for all periods since issuance. At March 31, 1998, the actual redemption value in accordance with the terms of the preferred stock was approximately $157.4 million, or approximately $43.2 million less than the carrying amount at March 31, 1998.

    As part of the recapitalization discussed in note (2), Subsequent Event-Recapitalization, the UATC preferred stock (which was held by OSCAR I) was converted into common equity on May 1, 1998.

(9) Related Party Transactions
    --------------------------

    UATC leases certain of its theatres from UAR and Prop I. The leases provide for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(9)  Related Party Transactions, continued
     -------------------------------------

     In conjunction with the Acquisition, UATC issued $12.5 million of standby letters of credit as part of the Bank Credit Facility to support certain indebtedness of Prop I.

(10) Income Taxes
     ------------

     UATC and each of its 80% or more owned subsidiaries are included in OSCAR I's consolidated federal income tax returns. Pursuant to a tax sharing agreement with OSCAR I, UATC and each of its 80% or more owned consolidated subsidiaries are allocated a portion of OSCAR I's current federal income tax expense (benefit). Such allocations are determined as if UATC and each of its 80% or more owned consolidated subsidiaries were separate tax paying entities within the consolidated group. For the three months ended March 31, 1998 and 1997, UATC and each of its 80% or more owned consolidated subsidiaries were allocated no current federal income tax expense (benefit) pursuant to such tax sharing agreement as a result of the group's overall net loss position.

     Consolidated subsidiaries in which UATC owns less than 80% file separate federal income tax returns. The current and deferred federal and state income taxes of such subsidiaries are calculated on a separate return basis and are included in the accompanying condensed consolidated financial statements of UATC.

     At March 31, 1998, UATC had deferred tax assets and deferred tax liabilities of approximately $83.4 million and $4.8 million, respectively, relating primarily to UATC's net operating loss carry-forward and the difference between the financial statement and income tax basis in UATC's property and equipment. At March 31, 1998, UATC had recorded a valuation allowance of approximately $78.6 million against the net deferred tax asset.

(11) Commitments and Contingencies
     -----------------------------

     At March 31, 1998, UATC had outstanding approximately $22.1 million of letters of credit, $12.5 million of which relates to the indebtedness of Prop I.

     UATC is involved in various pending and threatened legal proceedings involving allegations concerning contract breaches, torts, employment matters, environmental issues, anti-trust violations, local tax disputes, and miscellaneous other matters. In addition, there are various claims against UATC relating to certain of the leases held by UATC. Although it is not possible to predict the outcome of these proceedings, UATC believes that such legal proceedings will not have a material adverse effect on UATC's financial position, liquidity or results of operations.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(11) Commitments and Contingencies, continued
     ----------------------------------------

     The American With Disabilities Act of 1990 ("ADA"), and certain state statutes among other things, require that places of public accommodation, including theatres (both existing and newly constructed) be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and reimbursement of plaintiff's attorney's fees and expenses under certain circumstances. UATC has established a program to review and evaluate UATC's theatres and to make any changes that may be required by the ADA. UATC believes that the cost of complying with the ADA will not have a material adverse affect on UATC's financial position, liquidity and results of operations.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                             (Amounts in Millions)
                                  (Unaudited)


                                                                      March 31, 1998   December 31, 1997
                                                                      ---------------  ------------------
                    Assets
                    ------

Cash and cash equivalents...........................................         $   7.3                10.8
Notes and other receivables, net....................................            19.2                14.8
Prepaid expenses and concession inventory...........................            22.2                18.4
Investments and related receivables.................................            16.4                15.4
Property and equipment, at cost:
  Land..............................................................            54.3                54.7
  Theatre buildings, equipment and other............................           503.3               499.0
                                                                             -------              ------
                                                                               557.6               553.7
  Less accumulated depreciation and amortization (note 4)...........          (166.8)             (158.4)
                                                                             -------              ------
                                                                               390.8               395.3
                                                                             -------              ------

Intangible assets, net..............................................            98.4               101.5
Other assets, net...................................................             6.2                 6.8
                                                                             -------              ------
                                                                             $ 560.5               563.0
                                                                             =======              ======

            Liabilities and Stockholders' Equity (Deficit)
            ----------------------------------------------

Accounts payable....................................................         $  69.2                87.1
Accrued liabilities.................................................            24.9                26.7
Other liabilities (note 3)..........................................            49.7                48.3
Debt (notes 2 and 6)................................................           429.7               414.0
                                                                             -------              ------
  Total liabilities.................................................           573.5               576.1
                                                                             -------              ------

Minority interests in equity of consolidated
  subsidiaries......................................................             7.2                 7.2

Stockholders' equity (deficit) (note 2):
  Preferred stock (note 8)..........................................           200.6               193.9
  Common stock:
   Class A..........................................................             0.1                 0.1
   Class B..........................................................               -                   -
   Class C..........................................................               -                   -
  Additional paid-in capital (note 8)...............................             9.7                16.4
  Accumulated deficit...............................................          (228.5)             (228.5)
  Cumulative foreign currency translation adjustment................            (0.3)               (0.4)
  Treasury stock....................................................            (1.8)               (1.8)
                                                                             -------              ------
                                                                               (20.2)              (20.3)
                                                                             -------              ------
                                                                             $ 560.5               563.0
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

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                             (Amounts in Millions)
                                  (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                                 -------------------
                                                                  1998         1997
                                                                 ------       ------
Revenue:
  Admissions...................................................  $113.4       121.7
  Concession sales.............................................    46.6        47.7
  Other........................................................     4.7         5.1
                                                                 ------       -----
                                                                  164.7       174.5
                                                                 ------       -----

Costs and expenses:
  Film rental and advertising expenses.........................    60.9        65.8
  Direct concession costs......................................     6.5         7.4
  Other operating expenses (note 3)............................    66.6        65.5
  General and administrative...................................     5.4         6.6
  Depreciation and amortization (note 4).......................    13.7        18.4
                                                                 ------       -----
                                                                  153.1       163.7
                                                                 ------       -----

  Operating income.............................................    11.6        10.8

Other income (expense):
  Interest, net (notes 2 and 6)................................   (10.4)      (11.4)
  Share of earnings (losses) of affiliates, net................       -        (0.5)
  Minority interests in earnings of consolidated subsidiaries..    (0.4)       (0.3)
  Other, net...................................................    (0.5)       (0.4)
                                                                 ------       -----
                                                                  (11.3)      (12.6)
                                                                 ------       -----

  Income (loss) before income tax expense......................     0.3        (1.8)

Income tax expense (note 9)....................................    (0.3)       (0.4)
                                                                 ------       -----

  Net income (loss)............................................       -        (2.2)

Dividends on preferred stock (notes 2 and 8)...................    (6.7)       (5.9)
                                                                 ------       -----

  Net loss available to common stockholders....................  $ (6.7)       (8.1)
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

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                             (Amounts in Millions)
                                  (Unaudited)


                                                                                             Cumulative
                                                  Common  Common                               foreign                   Total
                                        Common    stock   stock   Additional                   currency               stockholders'
                             Preferred   stock    Class   Class    paid-in    Accumulated   translation   Treasury       equity
                               stock    Class A     B       C      capital      deficit      adjustment     stock      (deficit)
                             ---------  -------   ------  ------ -----------  ------------  ------------  ---------  --------------

Balance at January 1, 1998.     $193.9      0.1       -       -        16.4        (228.5)         (0.4)      (1.8)          (20.3)

Accretion of dividends on
  preferred stock..........        6.7        -       -       -        (6.7)            -             -          -               -

Foreign currency
 translation adjustment....          -        -       -       -           -             -           0.1          -             0.1

Net income.................          -        -       -       -           -             -             -          -               -

Balance at March 31, 1998..     $200.6      0.1       -       -         9.7        (228.5)         (0.3)      (1.8)          (20.2)
                             =========  =======   ======  ====== ===========  ============  ============  =========  ==============


See accompanying notes to condensed consolidated financial statements.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flow
                             (Amounts in Millions)
                                  (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                     ------------------
                                                                       1998       1997
                                                                     ------      ------

Net cash provided by (used in) operating activities................  $ (0.6)       20.7
                                                                     ------       -----

Cash flow from investing activities:
  Capital expenditures.............................................   (20.8)      (19.5)
  (Increase) decrease in construction in progress, net.............     3.4        (2.3)
  Increase in receivable from sale and leaseback escrow............    (0.8)       (2.1)
  Proceeds from sale and leaseback escrow..........................       -         7.8
  Investments in and receivables from theatre joint ventures, net..    (1.0)       (5.9)
  Other, net.......................................................    (1.0)       (0.3)
                                                                     ------       -----

  Net cash used in investing activities............................   (20.2)      (22.3)
                                                                     ------       -----

Cash flow from financing activities:
  Debt borrowings..................................................    42.0        35.0
  Debt repayments..................................................   (26.4)      (26.4)
  Increase (decrease) in cash overdraft............................     1.8        (6.3)
  Other, net.......................................................    (0.1)        0.4
                                                                     ------       -----

  Net cash provided by financing activities........................    17.3         2.7
                                                                     ------       -----

  Net increase (decrease) in cash..................................    (3.5)        1.1

Cash and cash equivalents:
  Beginning of period..............................................    10.8        10.1
                                                                     ------       -----

  End of period....................................................  $  7.3        11.2
                                                                     ======       =====

Reconciliation of net income (loss) to net cash provided by
  (used in) operating activities:
Net income (loss)..................................................  $    -        (2.2)
Effect of leases with escalating minimum annual rentals............     0.9         0.8
Depreciation and amortization......................................    13.7        18.4
Share of (earnings) losses of affiliates, net......................       -         0.5
Minority interests in earnings of consolidated subsidiaries........     0.4         0.3
Increase in receivables, prepaid expenses and
  other assets, net................................................    (3.4)       (1.3)
Increase (decrease) in accounts payable, accrued liabilities
  and other liabilities, net.......................................   (12.2)        4.2
                                                                     ------       -----

  Net cash provided by (used in) operating activities..............  $ (0.6)       20.7
                                                                     ======       =====

See accompanying notes to condensed consolidated financial statements.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1998
                                  (Unaudited)


(1) General Information
    -------------------

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

    Simultaneously with the Acquisition, the Non-Management Investors formed OSCAR II Corporation, ("OSCAR II"), a Delaware corporation, and acquired from an affiliate of TCI all of the outstanding capital stock of United Artists Realty Company ("UAR"). UAR and its subsidiary, United Artists Properties I Corp. ("Prop I"), are the owners and lessors of certain operating theatre properties leased to and operated by UATC and its subsidiaries. On February 28, 1995, OSCAR II was merged into OSCAR I effected by a one-for-one share exchange.

    Certain prior period amounts have been reclassified for comparability with the 1998 presentation.

    In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made in the accompanying interim condensed consolidated financial statements that are necessary to present fairly the financial position of OSCAR I and the results of its operations. Interim results are not necessarily indicative of the results for the entire year because of fluctuations of revenue and related expenses resulting from the seasonality of attendance and the availability of popular motion pictures. These financial statements should be read in conjunction with the audited December 31, 1997 consolidated financial statements and notes thereto included as part of UATC's Form 10-K.

(2) Subsequent Event - Recapitalization
    -----------------------------------

    On April 21, 1998, OSCAR I completed the offering of $225 million of its 9.75% senior subordinated notes due April 15, 2008 and the offering of $50 million of its floating rate senior subordinated notes due October 15, 2007 (collectively, the "Senior Subordinated Notes"), and entered into a $450 million bank credit facility (the "New Bank Credit Facility") with a final maturity of April 2007.

    The securities referred to herein have not been and will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

    The proceeds from the offerings of the Senior Subordinated Notes and a portion of the borrowings under the New Bank Credit Facility were used to repay the outstanding borrowings under UATC's existing bank credit facility (the "Bank Credit Facility") (approximately $272.5 million) on April 21, 1998 and to fund the redemption of OSCAR I's preferred stock (approximately $159.2 million) on May 1, 1998. Additional borrowings under the New Bank Credit Facility are expected to be used to fund the redemption of UATC's $125 million senior secured notes (the "Senior Secured Notes") on May 21, 1998 at 102.875% of par value plus accrued

                              OSCAR I CORPORATION
                               AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(2)  Subsequent Event  Recapitalization, continued
     ---------------------------------------------

     but unpaid interest of approximately $0.8 million. On April 21, 1998, UATC gave notice of the redemption of the Senior Secured Notes. In addition, OSCAR I expects to use a portion of the New Bank Credit Facility (approximately $45.7 million) to repay certain Prop I mortgage notes maturing on November 1, 1998.

     The net proceeds from the offerings of the Senior Subordinated Notes in excess of the OSCAR I preferred stock redemption value were contributed to UATC, as an equity contribution, from OSCAR I.

     The New Bank Credit Facility consists of $100 million of reducing revolving loan commitments and $350 million of delayed draw term loan commitments. The New Bank Credit Facility contains certain provisions that require the maintenance of certain financial ratios and place limitations on, among other things, additional indebtedness, disposition of assets and payment of dividends.

     The New Bank Credit Facility will be guaranteed, on a joint and several basis, by UATC and by certain of OSCAR I's other subsidiaries, including UAR and, after the repayment of the Prop I mortgage notes, by Prop I. The New Bank Credit Facility will be secured by among other things the capital stock of UATC, UAR, Prop I, and certain other subsidiaries of OSCAR I and UATC and by an intercompany note of UATC to OSCAR I established with respect to borrowings by UATC from OSCAR I.

     As a result of the repayment of the Bank Credit Facility and redemption of the Senior Secured Notes, UATC will recognize an extraordinary loss during the second quarter of 1998 of approximately $8.2 million, consisting of the $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.6 million of unamortized deferred loan costs that will be written off.

(3)  Sale and Leaseback
     ------------------

     In December 1995, UATC and UAR entered into a sale and leaseback transaction whereby the buildings and land underlying 31 of their operating theatres and four theatres and a screen addition under development were sold to, and leased back from, an unaffiliated third party.

     OSCAR I realized a net gain of approximately $12.1 million as a result of this sale and leaseback transaction. For financial statement purposes, this gain has been deferred and is being recognized over the term of the lease as a reduction of rent expense.

     In November 1996, UATC entered into a sale and leaseback transaction whereby the buildings and land underlying three of its operating theatres and two theatres under development were sold to, and leased back from, an unaffiliated third party. During 1997, UATC opened one of the theatres under development. At March 31, 1998, approximately $1.5 million of sales proceeds were held in escrow and will be used to fund substantially all of the remaining construction costs associated with the one remaining theatre under development.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(3) Sale and Leaseback, continued
    -----------------------------

    In December 1997, UATC entered into a sale and leaseback transaction whereby two theatres currently under development were sold to, and leased back from, an unaffiliated third party for approximately $18.1 million. At March 31, 1998, approximately $13.5 million of the sales proceeds were held in escrow and will be paid under the terms of the sale and leaseback to fund certain of the construction costs associated with the two theatres.

(4) Change in Estimated Useful Lives
    --------------------------------

    During 1998, OSCAR I revised the estimated useful lives of certain equipment and leasehold improvements to more closely reflect the actual lives of these assets. The effect of this change in estimated useful lives was to decrease depreciation and amortization expense for the three months ended March 31, 1998 by approximately $0.7 million.

(5) Supplemental Disclosure of Cash Flow Information
    ------------------------------------------------

    Cash payments for interest were $7.3 million and $8.2 million for the three months ended March 31, 1998 and 1997, respectively.

    OSCAR I accrued $6.7 million and $5.9 million of dividends during the three months ended March 31, 1998 and 1997, respectively, on its preferred stock.

(6) Debt
    ----
    Debt is summarized as follows (amounts in millions):

                                       March 31,1998  December 31, 1997
                                       -------------  -----------------
          Bank Credit Facility (a)...     $243.5           226.5
          Senior Secured Notes (a)...      125.0           125.0
          Other (b)..................       10.6            10.7
          UAR Promissory Notes (c)...        4.6             5.6
          Prop I Mortgage Notes (d)..       46.0            46.2
                                          ------           -----
                                          $429.7           414.0
                                          ======           =====
     (a) As discussed in note (2), Subsequent Event-Recapitalization, the Bank Credit Facility was repaid on April 21, 1998, and the Senior Secured Notes are to be redeemed on May 21, 1998 from proceeds of the offerings of the Senior Subordinated Notes and the New Bank Credit Facility. The Senior Secured Notes will be redeemed at par plus a prepayment premium of 2.875%, or approximately $3.6 million.

     (b) Other debt at March 31, 1998 consists of various term loans, mortgage notes, capital leases and other borrowings. This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through March 1, 2006.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(6)  Debt, continued
     ---------------

     (c) In conjunction with the acquisitions of certain theatres prior to 1992, UAR issued $51.6 million of non-interest bearing promissory notes to the sellers. Principal on the promissory notes is due quarterly through October 1999. For financial statement purposes, the promissory notes were discounted at UAR's effective borrowing rate on the date the promissory notes were executed.

     (d) The Prop I mortgage notes (the "Prop I Notes") bear interest at 11.15% per annum. Principal and interest are payable in monthly installments, with a lump sum payment of principal and accrued, but unpaid, interest due on November 1, 1998. The Prop I Notes are secured by a first mortgage on Prop I's theatre properties, an assignment of the lease agreement with UATC, and $12.5 million of bank letters of credit. The Indenture of Mortgage, among its other provisions, contains limitations on the sale and/or substitution of properties and a limitation on any additional debt incurred by Prop I other than intercompany advances. As discussed in note (2), Subsequent Event-Recapitalization, additional borrowings under the New Bank Credit Facility are expected to be used to fund the remaining principal balance due on November 1, 1998 (approximately $45.7 million).

     At March 31, 1998, UATC was party to interest rate cap agreements on $100.0 million of floating rate debt which provide for a LIBOR interest rate cap of 7 1/2% and expire at various dates through July 1999. UATC is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements. As OSCAR I has historically received payments relating to such interest rate cap agreements, it does not anticipate such non-performance in the future. OSCAR I amortizes the cost of its interest rate cap agreements to interest expense over the life of the agreement. Amounts received from the counterparties to the interest rate cap agreements are recorded as a reduction of interest expense.

     For the three months ended March 31, 1998 and 1997, interest, net includes $0.5 million of amortization of deferred loan costs and $0.1 million of interest income.

(7)  Disclosures About Fair Value of Financial Instruments
     -----------------------------------------------------

     At March 31, 1998, the fair value of OSCAR I's cash and cash equivalents, outstanding borrowings under the Bank Credit Facility, the other debt, the promissory notes, and the Prop I Notes, and interest rate cap agreements approximated their carrying amount and the fair value of the Senior Secured Notes was approximately $129.1 million.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(8)  Preferred Stock
     ---------------

     The OSCAR I preferred stock is redeemable any time at the option of OSCAR I at its stated liquidation value plus accrued and unpaid dividends. Dividends accrue at a rate of 8% through December 31, 1995, 9% through December 31, 1996 and 14% thereafter, and are payable in cash or in kind through December 31, 1996. Due to the perpetual nature of the preferred stock and the escalating terms of the required dividend rates, for financial reporting purposes, dividends have been accrued at a 14% per annum rate for all periods since issuance. At March 31, 1998, the actual redemption value in accordance with the terms of the preferred stock was approximately $157.4 million, or approximately $43.2 million less than the carrying amount at March 31, 1998.

     As discussed in note (2), Subsequent Event-Recapitalization, the proceeds from the Senior Subordinated Notes and a portion of the borrowings under the New Bank Credit Facility were used to fund the redemption of OSCAR I's preferred stock on May 1, 1998. At the redemption date, the actual redemption value of the preferred stock was approximately $159.2 million, or approximately $43.7 million less than the carrying amount at the redemption date. This difference will be shown as an increase in additional paid-in capital subsequent to the redemption date.

(9)  Income Taxes
     ------------

     Consolidated subsidiaries in which OSCAR I owns less than 80% file separate federal income tax returns. The current and deferred federal and state income taxes of such subsidiaries are calculated on a separate return basis and are included in the accompanying condensed consolidated financial statements of OSCAR I.

     At March 31, 1998, OSCAR I had deferred tax assets and deferred tax liabilities of approximately $87.0 million and $6.3 million, respectively, relating primarily to OSCAR I's net operating loss carry-forward and the difference between the financial statement and income tax basis in OSCAR I's property and equipment. At March 31, 1998, OSCAR I had recorded a valuation allowance of approximately $80.7 million against the net deferred tax asset.

(10) Commitments and Contingencies
     -----------------------------

     OSCAR I and/or its subsidiaries are involved in various pending and threatened legal proceedings involving allegations concerning contract breaches, torts, employment matters, environmental issues, anti-trust violations, local tax disputes, and miscellaneous other matters. In addition, there are various claims against OSCAR I and/or its subsidiaries relating to certain of the leases held by OSCAR I and/or its subsidiaries. Although it is not possible to predict the outcome of these proceedings, OSCAR I believes that such legal proceedings will not have a material adverse effect on the OSCAR I's financial position, liquidity or results of operations.

                              OSCAR I CORPORATION
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued


(10) Commitments and Contingencies, continued
     ----------------------------------------

     The Americans With Disabilities Act of 1990 (the "ADA"), and certain state statutes among other things, require that places of public accommodation, including theatres (both existing and newly constructed) be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and reimbursement of plaintiff's attorneys' fees and expenses under certain circumstances. OSCAR I has established a program to review and evaluate OSCAR I's theatres and to make any changes that may be required by the ADA. OSCAR I believes that the cost of complying with the ADA will not have a material adverse affect on OSCAR I's financial position, liquidity or results of operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of UATC's financial condition and results of operations should be read in conjunction with UATC's Condensed Consolidated Financial Statements and related notes thereto. Such financial statements provide additional information regarding UATC's financial activities and condition.

                             RESULTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997

The following table summarizes certain operating data of UATC's theatres (dollars in millions, except admissions per weighted average operating theatre, admissions per weighted average operating screen and concession sales per weighted average operating theatre):

                                                   Three Months
                                                   Ended March 31,             %
                                           -----------------------------   Increase
                                                1998            1997      (Decrease)
                                           ---------------  ------------  ----------
Operating Theatres(1)
 Revenue:
  Admissions.............................         $  113.4         121.7       (6.8)
  Concession sales.......................             46.6          47.7       (2.3)
  Other..................................              4.5           4.8       (6.3)
 Operating Expenses:
  Film rental and advertising expenses...             60.9          65.8       (7.4)
  Concession costs.......................              6.5           7.4      (12.2)
  Other Operating Expenses:
    Personnel expense....................             22.8          23.1       (1.3)
    Occupancy expense....................             22.8          22.2        2.7
    Miscellaneous operating expenses.....             23.1          22.8        1.3

 Weighted Avg. Operating Theatres(2).....              332           365       (9.0)
 Weighted Avg. Operating Screens(2)......            2,154         2,209       (2.5)
 Weighted Avg. Screens Per Avg. Theatre..              6.5           6.1        7.2
 Admissions Per Weighted Avg.
  Operating Theatre......................         $341,566       333,425        2.4
 Admissions Per Weighted Avg.
  Operating Screen.......................         $ 52,646        55,093       (4.4)
 Concession Sales Per Weighted Avg.
  Operating Theatre......................         $140,361       130,685        7.4

 (1) The operating theatres include revenue and expenses of all theatres operated by UATC that are more than 50% owned.

 (2) Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.

REVENUE FROM OPERATING THEATRES
-------------------------------

ADMISSIONS: Admissions revenue and admissions revenue per weighted average operating screen decreased 6.8% and 4.4%, respectively, during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.
These decreases were primarily the result of a 10.0% decrease in attendance, partially offset by a 3.6% increase in the average ticket price. The decrease in attendance was primarily due to the success of several films released and UATC's disproportionately high market share of certain films during the 1997 quarter, the occurrence of Easter during the 1997 quarter, as well as a decrease in the weighted average number of theatres and screens. The increase in the average ticket price was primarily due to selective increases in ticket prices during late 1997 and a higher percentage of full price and adult tickets sold during 1998. Admissions per weighted average operating theatre increased 2.4% during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 primarily as a result of the increased ticket prices discussed above, the opening of several new theatres which have higher admissions per theatre and the sale or closure of several smaller (in terms of screens) less productive theatres, partially offset by the decreased attendance.

CONCESSION SALES: Concession sales revenue decreased 2.3% during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, primarily as a result of the decreased attendance discussed above, partially offset by an 8.6% increase in the average concession sale per patron. Concession sales per weighted average operating theatre increased 7.4% during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The increases in the average concession sale per patron and concession sales per weighted average operating theatre were attributable to certain selective price increases during late 1997, UATC's increased emphasis on staff training, the opening of several new theatres with more efficient concession operations and the sale or closure of certain less productive theatres.

OTHER: Other revenue is derived primarily from on-screen advertising, electronic video games located in theatre lobbies, theatre rentals, the rental of theatres on a networked and non-networked basis for corporate meetings, seminars and other training/educational uses by the Satellite Theatre Network(TM) and other miscellaneous sources. Other revenue decreased 6.3% for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, primarily as a result of UATC operating fewer weighted average theatres and screens.

OPERATING EXPENSES FROM OPERATING THEATRES
------------------------------------------

FILM RENTAL AND ADVERTISING EXPENSES: Film rental and advertising expenses decreased 7.4% during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, primarily as a result of the decrease in admissions revenue discussed above. Film rental and advertising expenses as a percentage of admissions revenue were 53.7% and 54.1% for the three months ended March 31, 1998 and 1997, respectively. The slight decrease in film rental and advertising expenses as a percentage of admissions revenue related primarily to the long run during 1998 of several films released in late 1997.

CONCESSION COSTS: Concession costs include direct concession product costs and concession promotional expenses. Such costs decreased 12.2% during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, primarily as a result of the decrease in concession sales revenue discussed above. Concession costs as a percentage of concession sales revenue were 14.0% and 15.5% for the three months ended March 31, 1998 and 1997, respectively. The decrease in concession costs as a percent of concession sales for the three months ended March 31, 1998 as compared to March 31, 1997 was primarily due to lower promotional expenses and the rebidding or restructuring of the product and distribution contracts associated with many of UATC's concession supply products.

PERSONNEL EXPENSE: Personnel expense includes the salary and wages of the theatre manager and all theatre staff, commissions on concession sales, payroll taxes and employee benefits. Personnel expense decreased 1.3% during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease in personnel expense was primarily due to more efficient theatre staffing and fewer weighted average operating theatres, partially offset by the increase in the Federal minimum wage in late 1997. The 1997 increase in the Federal minimum wage resulted in a 7.9% increase in the average hourly wage paid to theatre staff in 1998 versus 1997. Personnel expense as a percentage of admissions and concessions revenue was 14.3% and 13.6% for the three months ended March 31, 1998 and 1997, respectively. The increase in personnel expense as a percentage of admissions and concessions was primarily attributable to the decrease in attendance discussed above combined with the increase in the Federal minimum wage, partially offset by the closure or sale of several less efficient theatres and the opening of several new larger, more efficient multiplex theatres.

OCCUPANCY EXPENSE: UATC's typical theatre lease arrangement provides for a base rental as well as contingent rentals that is a function of the underlying theatre's revenue over an agreed upon breakpoint. Occupancy expense increased 2.7% during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, primarily as a result of higher base rentals on newly opened theatres, partially offset by fewer weighted average operating theatres. In addition, occupancy expense for the three months ended March 31, 1998 and 1997 includes $0.9 million and $0.8 million, respectively, of non-cash charges relating to the effect of escalating leases which have been "straight-lined" for accounting purposes.

MISCELLANEOUS OPERATING EXPENSES: Miscellaneous operating expenses consist of utilities, repairs and maintenance, insurance, real estate and other taxes, supplies and other miscellaneous operating expenses. Miscellaneous operating expenses increased 1.3% during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, primarily as a result of increased real estate and other taxes, partially offset by lower insurance expense and fewer weighted average theatres.

The revenue and operating expenses discussed above are incurred exclusively within UATC's theatres. The other expense discussions below reflect the combined expenses of corporate, divisional, district and theatre operations.

GENERAL AND ADMINISTRATIVE EXPENSE
----------------------------------

General and administrative expense consists primarily of costs associated with corporate theatre administration and operating personnel, Satellite Theatre Network sales and marketing staff and other support functions located at UATC's corporate headquarters, two film booking and three regional operating offices and 14 district theatre operations offices (generally located in theatres). At the end of 1996, UATC initiated a corporate restructuring plan intended to provide a higher level of focus on UATC's theatrical business at a lower annual cost. This corporate restructuring was completed in January 1997. General and administrative expense decreased $1.1 million, or 17.2%, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, as certain aspects of the corporate restructuring were not completed until later in 1997.

DEPRECIATION AND AMORTIZATION
-----------------------------

Depreciation and amortization expense includes the depreciation of theatre buildings and equipment, the amortization of theatre lease costs and certain non-compete agreements and non-cash provisions for asset impairments. Depreciation and amortization decreased $4.7 million during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, primarily due to lower amortization from non-compete agreements which were fully amortized during 1997 and changing the estimated remaining useful lives of certain assets during 1998, partially offset by increased depreciation charges on UATC's newly opened theatres. UATC recorded approximately $6.0 million of amortization expense during the three months ended March 31, 1997 on non-compete agreements which were fully amortized in May 1997. As a result, no amortization expense was recorded during the three months ended March 31, 1998 on those non-compete agreements.

OPERATING INCOME
----------------

During the three months ended March 31, 1998, UATC had operating income of $10.1 million versus $8.8 million for the three months ended March 31, 1997. This 14.8% increase in operating income relates to higher gross concession margins and reduced operating, general and administrative, and depreciation and amortization expenses, partially offset by lower revenue.

INTEREST, NET
-------------

Interest, net decreased $0.7 million for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, due primarily to lower average debt balances.

NET INCOME (LOSS)
-----------------

During the three months ended March 31, 1998, UATC recognized net income of $0.3 million versus a net loss of $2.3 million for the three months ended March 31, 1997. This increase relates primarily to the increase in operating income and reduction in interest, net discussed above.

                        LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1998, $0.7 million of cash was used in UATC's operating activities, primarily to pay down accounts payable and accrued liabilities. This operating use of cash, in addition to $19.6 million of cash used for capital expenditures and other investing activities, was provided by $16.8 million of financing activities and $3.5 million of cash balances available at December 31, 1997.

Substantially all of UATC's admissions and concession sales revenue are collected in cash. Due to the unfavorable interest rate spread between bank facility borrowings and cash investments, UATC seeks to use all of its available cash to repay its revolving bank borrowings and borrow under those facilities as cash is required. UATC benefits from the fact that film expenses (except for films that require advances or guarantees) are usually paid 15 to 45 days after the admissions revenue is collected.

During December 1996, UATC initiated a new investment strategy that focuses on the development of new theatres and renovations and expansions of existing high revenue theatres in the United States where UATC has a significant operating presence. As part of this increased focus on its U.S. operations, UATC restructured and realigned its corporate overhead functions and has sold most of its international investments. The proceeds received from the sale of international investments and corporate overhead savings were redeployed into new theatre developments or the renovation of existing key theatres in UATC's core markets and used to repay existing debt. UATC currently has an agreement to sell a portion of its investments in Singapore and Thailand for $8.1 million. After the consummation of such sale, UATC's international investments will only include a 10.0% interest in four theatres in Singapore and Thailand.

As part of its strategic plan, UATC intends to continue to dispose of, through sale or lease terminations, certain of its non-strategic or underperforming operating theatres and real estate in the United States. Net proceeds, if any, from these increased disposition efforts are expected to be used to repay existing debt or to be redeployed into the renovation and/or expansion of existing theatres and new, larger (in terms of screens), higher margin theatres. While there can be no assurance that such sales or lease termination efforts will be successful, negotiations are ongoing with respect to several theatres and parcels of real estate. During the three months ended March 31, 1998, UATC closed or sold seven theatres (24 screens). The theatres that were closed were primarily smaller, older theatres that were not part of UATC's long term strategic plans or were underperforming.

In an effort to limit the amount of investment exposure on any one project, UATC typically develops theatre projects where the land and building are leased through long-term operating leases. Where such lease transactions are unavailable, however, UATC will invest in the land and development of the entire theatre facility (fee-owned) and then seek to enter into a sale and leaseback transaction. Regardless of whether the theatre is leased or fee-owned, in most cases the equipment and other theatre fixtures are owned by UATC. For the three months ended March 31, 1998, UATC invested approximately $16.8 million on the development of two new theatres (23 screens) which opened during the period, construction on eight theatres (96 screens) and screen additions or renovations to 12 theatres expected to open during the remainder of 1998 or in 1999 and recurring maintenance to certain existing theatres.

In December 1995, UATC and UAR entered into a sale and leaseback transaction whereby the land and buildings underlying 31 of their operating theatres and four theatres and a screen addition under development were sold to, and leased back from an unaffiliated third party.

In November 1996, UATC entered into a sale and leaseback transaction whereby the buildings and land underlying three of its operating theatres and two theatres under development were sold to, and leased back from, an unaffiliated third party. During 1997, UATC opened one of the theatres under development. At March 31, 1998, approximately $1.5 million of sales proceeds were held in escrow and will be used to fund substantially all of the remaining construction costs associated with the one remaining theatre under development.

In December 1997, UATC entered into a sale and leaseback transaction whereby two theatres currently under development were sold to, and leased back from, an unaffiliated third party for approximately $18.1 million. At March 31, 1998, approximately $13.5 million of the sales proceeds were held in escrow and will be paid under the terms of the sale and leaseback to fund certain of the construction costs associated with the two theatres.

At March 31, 1998, UATC had entered into construction or lease agreements for eight new theatres (96 screens) and for screen additions or renovations to 12 existing theatres (117 screens) that UATC intends to open or renovate during the next two years. UATC estimates that capital expenditures associated with these theatres will aggregate approximately $90.0 million. Such amounts relate only to projects in which UATC had executed a definitive lease and all significant lease contingencies have been satisfied. UATC expects additional capital expenditures to be made as other projects are finalized. Of the committed amount, approximately $15.0 million will be funded from proceeds of certain sale and leaseback transactions currently held in escrow.

UATC is party to interest rate cap agreements on $100.0 million of floating rate debt which provide for a LIBOR interest rate cap of 7 1/2% per annum and expire at various dates through July 1999. The terms of UATC's bank credit facility require UATC to obtain interest rate hedges on a certain portion of its indebtedness thereunder. UATC amortizes the cost of its interest rate cap agreements to interest expense over the life of the underlying agreement. Amounts received from the counterparties to the interest rate cap agreements are recorded as a reduction of interest expense.

The level of continued investing activities by UATC is dependent on, among other factors, its on-going operating liquidity and to other sources of liquidity.
One measure commonly used in the theatrical industry to measure operating liquidity is referred to as "Interest Coverage." Interest Coverage is the ratio of Operating Cash Flow or EBITDA (earnings before interest, taxes, depreciation, amortization and other non-recurring or non-cash operating credits or charges) to interest expense (excluding amortization of deferred loan costs). Following is a calculation of Operating Cash Flow and Interest Coverage for each of the three months ended March 31, 1998 and 1997, including a reconciliation of Operating Income to Operating Cash Flow ($ in millions):

                                     1998   1997
                                     -----  -----
    Operating Income                 $10.1  $ 8.8
    Depreciation and Amortization     13.0   17.7
    Non-Cash Rent                      0.9    0.8
                                     -----  -----
      Operating Cash Flow            $24.0  $27.3
                                     =====  =====

      Interest Expense               $ 8.5  $ 9.2
                                     =====  =====

      Interest Coverage Ratio          2.8    3.0
                                     =====  =====

Operating Cash Flow is one measure of value and borrowing capacity commonly used in the theatrical exhibition industry and is not intended to be a substitute for Operating Cash Flow as defined in UATC's debt agreements or for cash flows provided by operating activities, a measure of performance provided herein in accordance with generally accepted accounting principles, and should not be relied upon as such. The Operating Cash Flow as set forth above does not take into consideration certain costs of doing business and, as such, should not be considered in isolation to other measures of performance.

Another measure of liquidity is net cash provided by or used in operating activities as reflected in the accompanying Consolidated Statements of Cash Flow. For the three months ended March 31, 1998, $0.7 million of net cash was used in UATC's operating activities, primarily to pay down accounts payable and accrued liabilities. This measurement shows the net cash used in UATC's operations which are available for UATC's liquidity needs after taking into consideration certain additional costs of doing business which are not reflected in the Operating Cash Flow calculations discussed above.

On April 21, 1998, OSCAR I completed the offering of $225 million of its 9.75% senior subordinated notes due April 15, 2008 and the offering of $50 million of its floating rate senior subordinated notes due October 15, 2007 (collectively, the "Senior Subordinated Notes"), and entered into a $450 million bank credit facility (the "New Bank Credit Facility") with a final maturity of April 2007.

The securities referred to herein have not been and will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The proceeds from the offerings of the Senior Subordinated Notes and a portion of the borrowings under the New Bank Credit Facility were used to repay the outstanding borrowings under UATC's existing bank credit facility (the "Bank Credit Facility") (approximately $272.5 million) on April 21, 1998, and to fund the redemption of OSCAR I's preferred stock (approximately $159.2 million) on May 1, 1998. Additional borrowings under the New Bank Credit Facility are expected to be used to fund the redemption of UATC's $125 million senior secured notes (the "Senior Secured Notes") on May 21, 1998 at 102.875% of par value plus accrued but unpaid interest of approximately $0.8 million. On April 21, 1998, UATC gave notice of the redemption of the Senior Secured Notes. In addition, OSCAR I expects to use a portion of the New Bank Credit Facility (approximately $45.7 million) to repay certain Prop I mortgage notes maturing on November 1, 1998.

The net proceeds from the offerings of the Senior Subordinated Notes in excess of the OSCAR I preferred stock redemption value were contributed to UATC as an equity contribution from OSCAR I. As a result of this additional equity contribution, UATC's stockholder's equity (deficit) will be increased by approximately $105 million subsequent to May 1, 1998. Additionally, the UATC preferred stock (which was held by OSCAR I) was converted into common equity on May 1, 1998.

The New Bank Credit Facility consists of $100 million of reducing revolving loan commitments and $350 million of delayed draw term loan commitments. The New Bank Credit Facility contains certain provisions that require the maintenance of certain financial ratios and place limitations on, among other things, additional indebtedness, disposition of assets and payment of dividends.

The New Bank Credit Facility will be guaranteed, on a joint and several basis, by UATC and by certain of OSCAR I's other subsidiaries, including UAR and, after the repayment of the Prop I mortgage notes, by Prop I. The New Bank Credit Facility will be secured by among other things the capital stock of UATC, UAR, Prop I, and certain other subsidiaries of OSCAR I and UATC and an intercompany note of UATC to OSCAR I established with respect to borrowings by UATC from OSCAR I.

As a result of the repayment of the Bank Credit Facility and the redemption of the Senior Secured Notes, UATC will recognize an extraordinary loss during the second quarter of 1998 of approximately $8.2 million, consisting of the $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.6 million of unamortized deferred loan costs.

UATC believes that the net cash provided by operations, asset sales and borrowings available under the New Bank Credit Facility will be sufficient to fund its future cash requirements, including the repayment of the Senior Secured Notes on May 21, 1998. UATC expects that future cash requirements will principally be for repayments of indebtedness, working capital requirements and capital expenditures. UATC's future operating performance and ability to service its current indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond UATC's control. Additionally, UATC's ability to incur additional indebtedness may be limited by covenants contained in the Participation Agreement relating to the 1995 sale and leaseback discussed above.

From time to time, UATC evaluates the value of its theatres and other assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." To the extent such values are less than the recorded amounts for such assets, UATC may recognize a non-cash charge to reflect an impairment. There were no asset impairments recorded for the three months ended March 31, 1998 or 1997.


                                 OTHER

UATC's revenues are seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, the most successful motion pictures have been released during the summer extending the period from Memorial Day to Labor Day and the holiday season extending from Thanksgiving through year-end. The unexpected emergence of a hit film during other periods can alter this traditional trend. The timing of such film releases can have a significant effect on UATC's results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or for the same period in the following year.

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             UNITED ARTISTS THEATRE CIRCUIT, INC.
                             (Registrant)



                             /S/  Trent J. Carman
                             --------------------------------------
                             BY:  Trent J. Carman
                                  Chief Financial Officer


Date:  May 12, 1998