Form 10-Q
period 1998-09-30
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 1998-11-16
CIK 889570

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  F O R M 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to ________

Commission File Number:  333-1024

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                          13-1424080
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


9110 East Nichols Avenue, Suite 200
Englewood, Colorado                                             80112
----------------------------------------                   ---------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:        (303) 792-3600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.   Yes X   No
                       ---    ---

The number of shares outstanding of $1.00 par value common stock at November 12, 1998 was 100 shares.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                               SEPTEMBER 30, 1998

                                   (UNAUDITED)

                                TABLE OF CONTENTS



PART I        FINANCIAL INFORMATION                                           PAGE NUMBER
     ITEM 1.   FINANCIAL STATEMENTS

     UNITED ARTISTS THEATRE CIRCUIT, INC.
          Condensed Consolidated Balance Sheets...............................     4
          Condensed Consolidated Statements of Operations.....................     5
          Condensed Consolidated Statement of Stockholder's Equity............     6
          Condensed Consolidated Statements of Cash Flow......................     7
          Notes to Condensed Consolidated Financial Statements................     8

     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...............     16

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

ALL WRITTEN FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO UATC ARE EXPRESSLY QUALIFIED BY THE FOREGOING CAUTIONARY STATEMENTS.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                              (Amounts in Millions)
                                   (Unaudited)

                                                                  September 30, 1998     December 31, 1997*
                                                                  ------------------     ------------------
                  ASSETS

Current assets:
  Cash and cash equivalents...................................    $     6.9                  10.6
  Receivables, net............................................         17.7                  14.4
  Prepaid expenses and concession inventory...................         21.5                  18.4
  Other assets................................................          0.7                   0.3
                                                                    -------                ------
     Total current assets.....................................         46.8                  43.7

Investments and related receivables...........................         14.6                  15.4
Property and equipment, at cost (note 10):
  Land........................................................         25.2                  26.0
  Theatre buildings, equipment and other......................        556.9                 485.2
                                                                    -------                ------
                                                                      582.1                 511,2
  Less accumulated depreciation and amortization (note 4).....       (241.2)               (203.6)
                                                                    -------                ------
                                                                      340.9                 307.6

Intangible assets, net (note 10)..............................         88.8                 101.5
Net assets of discontinued operations (note 11)...............          1.6                  13.7
Other assets, net (note 2)....................................         28.6                  24.1
                                                                    -------                ------
                                                                    $ 521.3                 506.0
                                                                    -------                ------
                                                                    -------                ------

          LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
  Accounts payable............................................    $    70.8                  87.0
  Accrued and other liabilities...............................         22.7                  28.6
  Current portion of long-term debt (notes 2 and 6)...........          5.7                  32.3
                                                                    -------                ------
     Total current liabilities................................         99.2                 147.9

Other liabilities.............................................         40.9                  30.2
Debt (notes 2 and 6)..........................................        316.4                 329.9
                                                                    -------                ------
     Total liabilities........................................        456.5                 508.0
                                                                    -------                ------

Minority interests in equity of consolidated subsidiaries.....          5.6                   7.2

Stockholder's equity (deficit) (note 2):
  Preferred stock (note 8)....................................            -                 193.9
  Common stock (note 8).......................................            -                     -
  Additional paid-in capital (note 8).........................        331.0                  29.0
  Accumulated deficit.........................................       (267.6)               (230.3)
  Cumulative foreign currency translation adjustment..........            -                  (0.4)
  Intercompany account........................................         (4.2)                 (1.4)
                                                                    -------                ------
     Total stockholder's equity (deficit).....................         59.2                  (9.2)
                                                                    -------                ------
                                                                    $ 521.3                 506.0
                                                                    -------                ------
                                                                    -------                ------

* Restated

See accompanying notes to condensed consolidated financial statements.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                              (Amounts in Millions)
                                   (Unaudited)

                                               Three Months          Nine Months           Three Months            Nine Months
                                                   Ended                Ended                  Ended                  Ended
                                           September 30, 1998    September 30, 1998     September 30, 1997*    September 30, 1997*
                                           ------------------    ------------------     -------------------    -------------------
Revenue:
  Admissions................................   $ 127.9               347.5                   131.5                   360.5
  Concession sales..........................      53.0               143.9                    52.8                   144.7
  Other.....................................       2.9                11.2                     4.5                    12.9
                                               -------              ------                  ------                  ------
                                                 183.8               502.6                   188.8                   518.1
                                                ------              ------                  ------                  ------
Costs and expenses:
  Film rental and advertising expenses......      70.0               190.0                    74.9                   201.0
  Direct concession costs...................       7.3                20.8                     8.2                    22.8
  Other operating expenses (note 3).........      71.1               203.6                    70.5                   201.9
  Affiliate lease rentals (note 9)..........       2.1                 6.4                     2.4                     7.3
  General and administrative (notes 9
    and 14).................................       5.8                16.7                     5.8                    17.7
  Restructuring charge (note 14)............         -                   -                       -                     0.5
  Depreciation and amortization (note 4)....      12.6                37.1                    12.5                    44.3
  Provisions for impairment (note 10).......      10.6                15.8                     7.0                    15.5
                                                ------              ------                  ------                  ------
                                                 179.5               490.4                   181.3                   511.0
                                                ------              ------                  ------                  ------

  Operating income from continuing
    operations..............................       4.3                12.2                     7.5                     7.1

Other income (expense):
  Interest, net (notes 2, 6 and 9)..........      (6.4)              (22.0)                   (9.4)                  (27.3)
  Gain on disposition of assets (note 13)...         -                 0.2                     6.2                    18.0
  Share of losses of affiliates, net........      (0.1)               (0.3)                      -                    (0.9)
  Minority interests in earnings of
    consolidated subsidiaries...............      (0.4)               (1.1)                   (0.3)                   (0.8)
  Other, net................................      (1.2)               (2.6)                   (0.5)                   (1.5)
                                                ------              ------                  ------                  ------
                                                  (8.1)              (25.8)                   (4.0)                  (12.5)
                                                ------              ------                  ------                  ------
  Income (loss) from continuing operations
    before income tax expense and discontinued
    operations..............................      (3.8)              (13.6)                    3.5                    (5.4)

Income tax expense (note 12)................      (0.2)               (0.9)                   (0.4)                   (1.0)
                                                ------              ------                  ------                  ------

  Income (loss) from continuing operations..      (4.0)              (14.5)                    3.1                    (6.4)

Discontinued operations (note 11)...........     (12.5)              (14.9)                   (1.4)                   (3.4)
                                                ------              ------                  ------                  ------

  Income (loss) before extraordinary item...     (16.5)              (29.4)                    1.7                    (9.8)

  Extraordinary item - loss on early
    extinguishment of debt (note 2).........       -                  (7.9)                    -                       -
                                                ------              ------                  ------                  ------

Net income (loss)...........................     (16.5)              (37.3)                    1.7                    (9.8)

Dividend on preferred stock (note 8)........       -                  (9.0)                   (6.0)                  (17.8)
                                                ------              ------                  ------                  ------

  Net loss available to common
   stockholder..............................    $(16.5)              (46.3)                   (4.3)                  (27.6)
                                                ------              ------                  ------                  ------
                                                ------              ------                  ------                  ------

* Restated

See accompanying notes to condensed consolidated financial statements.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES
            Condensed Consolidated Statement of Stockholder's Equity
                              (Amounts in Millions)
                                   (Unaudited)

                                                                                         Cumulative
                                                                                       foreign currency                   Total
                                      Preferred   Common    Additional     Accumulated   translation    Intercompany  stockholder's
                                        stock      stock  paid-in capital    deficit     adjustment       account       equity
                                      ---------   ------  ---------------  ----------- ---------------- ------------  -------------
Balance at January 1, 1998...........  $193.9        -         29.0          (230.3)       (0.4)            (1.4)        (9.2)

Accretion of dividends on
  preferred stock....................      9.0       -         (9.0)            -           -                -            -

Equity contribution..................      -         -        108.1             -           -                -          108.1

Conversion of preferred stock........   (202.9)      -        202.9             -           -                -            -

Net change in intercompany account...      -         -          -               -           -               (2.8)        (2.8)

Foreign currency translation
  adjustment.........................      -         -          -               -           0.4              -            0.4

Net loss.............................      -         -          -             (37.3)        -                -          (37.3)
                                        -------    ------    ------          -------      -----            -----        -----

Balance at September 30, 1998........   $  -         -        331.0          (267.6)        -               (4.2)        59.2
                                        -------    ------    ------          -------      -----            -----        -----
                                        -------    ------    ------          -------      -----            -----        -----

See accompanying notes to condensed consolidated financial statements.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flow
                             (Amounts in Millions)
                                 (Unaudited)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                        ---------------------
                                                                        1998             1997*
                                                                        ----             -----
Net cash provided by operating activities...........................   $29.6             27.9
                                                                       -----            -----

Cash flow from investing activities:
  Capital expenditures..............................................   (65.9)           (51.3)
  Increase in construction in progress, net.........................   (14.9)            (5.9)
  Increase in receivable from sale and leaseback escrow.............    (7.1)            (8.3)
  Proceeds from sale and leaseback escrow...........................     1.0             14.0
  Proceeds from disposition of assets, net..........................     2.3             49.0
  Investment in and receivables from theatre joint ventures.........     -              (18.3)
  Other, net........................................................    (4.3)            (0.3)
                                                                       -----            -----
    Net cash used in investing activities...........................   (88.9)           (21.1)
                                                                       -----            -----

Cash flow from financing activities:
  Equity contribution by Parent.....................................   108.1              -
  Debt borrowings...................................................   508.0            109.9
  Debt repayments...................................................  (424.6)          (116.3)
  Repurchase of Senior Secured Notes................................  (128.6)             -
  Net change in intercompany account................................    (2.8)            (2.0)
  Increase (decrease) in cash overdraft.............................     4.3             (1.2)
  Increase in related party receivables.............................    (2.0)            (0.1)
  Other, net........................................................    (6.8)            (0.3)
                                                                       -----            -----
    Net cash provided by (used in) financing activities.............    55.6            (10.0)
                                                                       -----            -----

    Net decrease in cash............................................    (3.7)            (3.2)

Cash and cash equivalents:
  Beginning of period...............................................    10.6              9.6
                                                                       -----            -----
  End of period.....................................................   $ 6.9              6.4
                                                                       -----            -----
                                                                       -----            -----

Reconciliation of net loss to net cash provided by operating activities:
  Net loss..........................................................  $(37.3)            (9.8)
  Non-cash expenses associated with discontinued operations.........    12.4              1.1
  Extraordinary item................................................     7.9              -
  Effect of leases with escalating minimum annual rentals...........     2.7              2.6
  Depreciation and amortization.....................................    37.1             44.3
  Provisions for impairment.........................................    15.8             15.5
  Gain on disposition of assets, net................................    (0.2)           (18.0)
  Share of losses of affiliates, net................................     0.3              0.9
  Minority interests in earnings of consolidated subsidiaries.......     1.1              0.8
  Change in assets and liabilities:
   Receivables......................................................     0.8              3.7
   Prepaid expenses and concession inventory........................    (2.1)            (2.7)
   Other assets.....................................................       -              2.2
   Accounts payable.................................................     0.3            (11.4)
   Accrued and other liabilities....................................    (9.2)            (1.3)
                                                                       -----            -----
     Net cash provided by operating activities......................   $29.6             27.9
                                                                       -----            -----
                                                                       -----            -----

* Restated

See accompanying notes to condensed consolidated financial statements.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

(1)     GENERAL INFORMATION

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

(2)     RECAPITALIZATION

        On April 21, 1998, the Parent completed the offering of $225.0 million of its 9.75% senior subordinated notes due April 15, 2008 and the offering of $50.0 million of its floating rate senior subordinated notes due October 15, 2007 (collectively, the "Senior Subordinated Notes"), and entered into a $450.0 million bank credit facility (the "New Bank Credit Facility") with a final maturity of April 21, 2007.

        The proceeds from the offerings of the Senior Subordinated Notes and a portion of the borrowings under the New Bank Credit Facility were used to repay the outstanding borrowings under UATC's existing bank credit facility (the "Bank Credit Facility") (approximately $272.5 million), and to fund the redemption of the Parent's preferred stock (approximately $159.2 million) and the redemption of UATC's $125.0 million senior secured notes (the "Senior Secured Notes") at 102.875% of par value plus accrued, but unpaid interest of $0.8 million.

        As part of the Recapitalization, a delayed draw term loan facility was included as part of the New Bank Credit Facility in order to facilitate the repayment of certain Prop I mortgage upon their maturity. On November 1, 1998, approximately $45.7 million of this delayed draw facility was used to repay and retire these Prop I mortgage notes. See Note (6), Debt.

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

        As a result of the repayment of the Bank Credit Facility and the redemption of the Senior Secured Notes, UATC recognized an extraordinary loss on the early extinguishment of debt during the nine months ended September 30, 1998 of approximately $7.9 million, consisting of the $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.3 million of unamortized deferred loan costs.

(3)     SALE AND LEASEBACK

        In December 1995, UATC and UAR entered into a sale and leaseback (the "1995 Sale and Leaseback") whereby the buildings and land underlying 27 of their operating theatres and four theatres and a screen addition under development were sold to, and leased back from, an unaffiliated third party. In conjunction with the 1995 Sale and Leaseback, the buyer of the properties issued certain publicly traded bonds. The lease of the properties by UATC required UATC to enter into a Participation Agreement that requires UATC to comply with certain covenants including limitations on indebtedness and restrictions on payments.

        In November 1996, UATC entered into a sale and leaseback transaction whereby the buildings and land underlying three of its operating theatres and two theatres under development were sold to, and leased back from, an unaffiliated third party. At September 30, 1998, approximately $0.5 million of sales proceeds were held in escrow pending final construction approval.

        In December 1997, UATC entered into a sale and leaseback transaction whereby two theatres currently under development were sold to, and leased back from, an unaffiliated third party for approximately $18.1 million. At September 30, 1998, approximately $13.5 million of the sales proceeds were held in escrow and will be paid periodically during construction under the terms of the sale and leaseback to fund certain of the construction costs associated with the two theatres.

(4)     CHANGE IN ESTIMATED USEFUL LIVES

        During 1998, UATC revised the estimated useful lives of certain equipment and leasehold improvements to more closely reflect the actual lives of these assets. The effect of this change in estimated useful lives was to decrease depreciation and amortization expense for the three and nine months ended September 30, 1998 by approximately $0.7 million and $2.2 million, respectively.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(5)     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

        Cash payments for interest were $27.3 million and $23.9 million for the nine months ended September 30, 1998 and 1997, respectively.

        UATC accrued $9.0 million and $17.8 million of dividends during the nine months ended September 30, 1998 and 1997, respectively, on its preferred stock.

        During the nine months ended September 30, 1998, UATC exchanged one of its fee-owned theatre properties with Prop I in exchange for one of Prop I's fee-owned theatre properties and a $1.1 million note.

(6)     DEBT

        Debt is summarized as follows (amounts in millions):

                                                         September 30, 1998      December 31, 1997
                                                         ------------------      -----------------
                 New Bank Credit Facility (a)..........          $311.0                    -
                 Bank Credit Facility (b)..............             -                    226.5
                 Senior Secured Notes (b)..............             -                    125.0
                 Other (c).............................            11.1                   10.7
                                                                 ------                  -----
                                                                  322.1                  362.2
                 Less current portion..................            (5.7)                 (32.3)
                                                                 ------                  -----
                                                                 $316.4                  329.9
                                                                 ------                  -----
                                                                 ------                  -----

         (a) The New Bank Credit Facility provides for delayed draw term loans aggregating $350.0 million (the "Term Loans") and a reducing revolving loan and standby letters of credit aggregating $100.0 million (the "Revolving Facility"). The Term Loans consist of the following: (i) a $70.0 million delayed draw term loan (the "Tranche A Term Loan"), $5.0 million of which was funded at September 30, 1998 and $65.0 million of which is available on a delayed draw basis at various dates through December 31, 1998; (ii) a $118.0 million delayed draw term loan (the "Tranche B Term Loan"), which was fully funded at September 30, 1998; and (iii) a $162.0 million delayed draw term loan (the "Tranche C Term Loan"), which was fully funded at September 30, 1998.

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

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(6)      DEBT, CONTINUED

                 Borrowings under the New Bank Credit Facility provide for interest to be accrued at varying rates depending on the ratio of indebtedness to annualized operating cash flow, as defined. Interest is payable at varying dates depending on the type of rate selected by the Parent, but no less frequently than once each 90 days.

                 The New Bank Credit Facility is guaranteed, on a joint and several basis, by UATC and by certain of the Parent's other subsidiaries, including UAR and, after the repayment of Prop I's mortgage notes, will be guaranteed by Prop I. The New Bank Credit Facility is secured by, among other things, the capital stock of UATC, UAR, Prop I and certain other subsidiaries of the Parent and UATC and by an intercompany note of UATC to the Parent established with respect to borrowings by UATC from the Parent.

                 The New Bank Credit Facility contains certain provisions that require the Parent to maintain certain financial ratios and places limitations on, among other things, additional indebtedness, disposition of assets and restricted payments.

        (b) As discussed in Note (2), Recapitalization, the Bank Credit Facility and the Senior Secured Notes were repaid during 1998 from proceeds of the Senior Subordinated Notes and the New Bank Credit Facility.

        (c) Other debt at September 30, 1998 consists of various term loans, mortgage notes, capital leases and other borrowings. This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through March 1, 2006.

        As discussed in Note (2), Recapitalization, additional commitments under the Tranche A Term Loan were designated for the retirement of the Prop I mortgage notes that matured on November 1, 1998. On November 1, 1998, approximately $45.7 million of borrowings under the Tranche A Term Loan were used to retire the Prop I mortgage notes and $12.5 million of letters of credit were cancelled.

        At September 30, 1998, UATC was party to interest rate cap agreements on $75.0 million of floating rate debt, which provide for a LIBOR interest rate cap of 7 1/2% and expire in July 1999. UATC is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements. As UATC has historically received payments relating to its interest rate cap agreements, it does not anticipate such non-performance in the future. UATC amortizes the cost of its interest rate cap agreements to interest expense over the life of the underlying agreement. Amounts received from the counterparties to the interest rate cap agreements are recorded as a reduction of interest expense.

        At September 30, 1998, the Parent had approximately $65.0 million of unused Tranche A Term Loan commitments and $74.0 million of Revolving Facility commitments, $18.0 million of which has been used for the issuance of letters of credit. When the Prop I indebtedness matured on November 1, 1998, $12.5 million of letters of credit were cancelled and such amount increased the available borrowings under the Revolving Facility. The Parent pays commitment fees of 1/2% per annum on the average unused commitments.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements, continued

(6)     DEBT, CONTINUED

        The primary source of principal and interest payments related to the New Bank Credit Facility will come from payments by UATC to the Parent. The amount of payments by UATC to the Parent may be limited from time to time by covenants included in the Participation Agreement relating to the 1995 Sale and Leaseback.

        Interest, net includes amortization of deferred loan costs of $0.2 million and $0.5 million for the three months ended September 30, 1998 and 1997, respectively, and $0.9 million and $1.5 million for the nine months ended September 30, 1998 and 1997, respectively. Additionally, interest, net includes interest income of $0.5 million and $0.4 million for the three months ended September 30, 1998 and 1997, respectively, and $1.7 million and $1.4 million for the nine months ended September 30, 1998 and 1997, respectively.

(7)     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        At September 30, 1998, the fair value of UATC's cash and cash equivalents, outstanding borrowings under the New Bank Credit Facility and other debt, and interest rate cap agreements approximated their carrying amount.

(8)     PREFERRED STOCK

        As part of the recapitalization discussed in Note (2), Recapitalization, the UATC preferred stock (which was held by the Parent) was converted into additional common equity. At the May 1, 1998 conversion date, the carrying amount of the preferred stock was approximately $202.9 million. Dividends on the preferred stock had been accrued at a 14% per annum rate for all periods since issuance in 1992 rather than the stated rate of 8% through December 31, 1995, 9% through December 31, 1996 and 14% thereafter.

(9)     RELATED PARTY TRANSACTIONS

        UATC leases certain of its theatres from UAR and UAR's wholly-owned subsidiary United Artists Properties I Corporation ("Prop I"). The leases provide for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre.

        Standby letters of credit totaling $12.5 million were issued under the New Bank Credit Facility to support certain indebtedness of Prop I. These letters of credit were cancelled on November 1, 1998 when the Prop I mortgage notes matured.

        In order to fund the cost of additions and/or renovations to the theatres leased by UATC from UAR or Prop I, UATC has periodically made advances to UAR. Interest on the advances accrues at the prime rate and amounted to $0.4 million and $0.3 million for the three months ended September 30, 1998 and 1997, respectively, and $1.0 million for the nine months ended September 30, 1998 and 1997.

        UATC is a party to a management agreement with UAR. Such management agreement provides for a fee to be paid to UATC in return for certain accounting and management services. These fees are recorded as a reduction of general and administrative expenses in the accompanying condensed consolidated financial statements and approximated $0.2 and $0.1 million for the three months ended September 30, 1998 and 1997, respectively, and $0.4 million for the nine months ended September 30, 1998 and 1997.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(10)    IMPAIRMENT OF ASSETS

        UATC recorded non-cash charges for the impairment of its long-lived assets of $10.6 million and $15.8 million during the three and nine months ended September 30, 1998, respectively, and $7.0 million and $15.5 million during the three and nine months ended September 30, 1997, respectively. These non-cash charges relate to the difference between the historical book value of the individual theatres (in some cases groups of theatres) and the cash flow expected to be received from the operation or future sale of the individual theatres (or groups of theatres).

(11)    DISCONTINUED OPERATIONS

        Subsequent to the third quarter of 1998, UATC established a plan to dispose of its entertainment center business segment. Current and prior period results for the entertainment center business segment have been classified separately in the accompanying statements of operations as discontinued operations.

        Net assets of the discontinued operations were $1.6 million and $13.7 million at September 30, 1998 and December 31, 1997, respectively. Revenue generated by the discontinued operations was $0.1 million and $0.8 million for the three and nine months ended September 30, 1998, respectively, and $0.4 million and $1.9 million for the three and nine months ended September 30, 1997, respectively. Interest expense allocated to the discontinued operations was $0.4 million and $1.2 million for the three and nine months ended September 30, 1998, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 1997, respectively. Additionally, included in the net loss from discontinued operations for the three and nine months ended September 30, 1998 is $9.7 million of non-cash provisions for asset impairments.

(12)    INCOME TAXES

        UATC and each of its 80% or more owned subsidiaries are included in the Parent's consolidated federal income tax returns. Pursuant to a tax sharing agreement with the Parent, UATC and each of its 80% or more owned consolidated subsidiaries are allocated a portion of the Parent's current federal income tax expense (benefit). Such allocations are determined as if UATC and each of its 80% or more owned consolidated subsidiaries were separate tax paying entities within the consolidated group. For the three months and nine months ended September 30, 1998 and 1997, UATC and each of its 80% or more owned consolidated subsidiaries were allocated no current federal income tax expense (benefit) pursuant to such tax sharing agreement as a result of the group's overall net loss position.

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

(12)    INCOME TAXES, CONTINUED

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

(13)    GAIN ON DISPOSITION OF ASSETS

        During April 1997, UATC sold its 50% interest in a Hong Kong theatre company to its partners for approximately $17.5 million and, during September 1997, UATC sold its theatre investments in Mexico and Argentina for approximately $25.0 million. During the nine months ended September 30, 1997, UATC sold various non-strategic or underperforming theatres for net cash proceeds of approximately $6.5 million.

(14)    CORPORATE RESTRUCTURING

        At the end of 1996, UATC initiated a corporate restructuring plan intended to provide a higher level of focus on UATC's domestic theatrical business at a lower annual cost. The corporate restructuring was substantially completed in January 1997. A restructuring charge of $0.5 million was recorded during the nine months ended September 30, 1997 for severance and other related expenses associated with the corporate restructuring.

(15)    COMMITMENTS AND CONTINGENCIES

        At September 30, 1998, UATC had outstanding approximately $18.0 million of letters of credit, $12.5 million of which relates to the indebtedness of Prop I.

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

(15)    COMMITMENTS AND CONTINGENCIES, CONTINUED

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of UATC's financial condition and results of operations should be read in conjunction with UATC's Condensed Consolidated Financial Statements and related notes thereto. Such financial statements provide additional information regarding UATC's financial activities and condition. The following discussion contains forward-looking statements and such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those discussed. UATC undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

                             RESULTS OF OPERATIONS
           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

The following table summarizes certain operating data of UATC's theatres (dollars in millions, except admissions per weighted average operating theatre, admissions per weighted average operating screen and concession sales per weighted average operating theatre):

                                                        Three Months Ended                   Nine Months Ended
                                                          September 30,           %            September 30,         %
                                                          -------------       Increase         -------------     Increase
                                                       1998         1997     (Decrease)     1998        1997    (Decrease)
                                                       ----         ----     ----------     ----        ----    ----------
Operating Theatres (1)
   Revenue:
    Admissions....................................  $  127.9        131.5       (2.7)%      347.5       360.5      (3.6)%
    Concession sales.............................       53.0         52.8        0.4        143.9       144.7      (0.6)
    Other........................................        2.9          4.5      (35.6)        11.2        12.9     (13.2)
   Operating Expenses:
    Film rental and advertising expenses.........       70.0         74.9       (6.5)       190.0       201.0      (5.5)
    Concession costs.............................        7.3          8.2      (11.0)        20.8        22.8      (8.8)
    Other Operating Expenses:
     Personnel expense...........................       25.0         24.7        1.2         71.2        71.1       0.1
     Occupancy expense...........................       24.0         23.2        3.4         69.7        68.0       2.5
     Miscellaneous operating expenses............       24.2         25.0       (3.2)        69.1        70.1      (1.4)

   Weighted Avg Operating Theatres(2)............        320          354       (9.6)         326         362      (9.9)
   Weighted Avg Operating Screens(2).............      2,145        2,213       (3.1)       2,152       2,222      (3.2)
   Weighted Avg Screens Per Avg Theatre..........        6.7          6.3        7.2          6.6         6.1       7.5
   Admissions Per Weighted Avg
     Operating Theatre...........................   $399,688      371,469        7.6    1,065,951     995,856       7.0
   Admissions Per Weighted Avg
     Operating Screen............................   $ 59,627       59,422        0.4      161,478     162,241      (0.5)
   Concession Sales Per Weighted Avg
     Operating Theatre...........................   $165,625      149,153       11.0      441,411     399,724      10.4

(1) The operating theatres include revenue and expenses of all theatres operated by UATC which are more than 50% owned.
(2) Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.

REVENUE FROM OPERATING THEATRES

ADMISSIONS: Admission revenue decreased 2.7% and 3.6%, during the three and nine months ended September 30, 1998, respectively, as compared to the prior year periods. The decreased admissions revenue was primarily due to decreases in attendance of 7.1% and 7.4% during the three and nine months ended September 30, 1998, respectively, partially offset by increases in the average ticket price of 4.7% and 4.1% during the three and nine months ended September 30, 1998, respectively. The decreases in attendance for the three and nine months ended September 30, 1998 were primarily due to decreases in the weighted average operating theatres and screens, and the effect of new competitive theatre openings in certain areas. The increases in the average ticket price for the three and nine months ended September 30, 1998 were primarily due to selective increases in ticket prices in late 1997 and the summer of 1998, and a higher percentage of full price and adult tickets sold during 1998. Admissions per weighted average operating theatre increased 7.6% and 7.0% during the three and nine months ended September 30, 1998, respectively, as compared to the prior year periods. These fluctuations in admissions per weighted average theatre were primarily due to the opening of several new theatres which have higher admissions per theatre (6.7% and 5.7%), increased ticket prices (3.4% and 3.0%), and the sale or closure of several smaller (in terms of screens) less productive theatres (6.2% and 8.0%), partially offset by the decreases in attendance (9.2% and 9.3%).

CONCESSION SALES: Concession sales increased 0.4% and decreased 0.6% during the three and nine months ended September 30, 1998, respectively, as compared to the prior year periods. The increase in concession sales for the three months ended September 30, 1998 was primarily due to an 8.0% increase in the average concession sale per patron, offset by the decreased attendance discussed above. The decrease in concession sales for the nine months ended September 30, 1998 was primarily due to the decreased attendance discussed above, offset by a 7.4% increase in the average concession sale per patron. Concession sales per weighted average operating theatre increased 11.0% and 10.4% during the three and nine months ended September 30, 1998, respectively, as compared to the prior year periods. The increases in the average concession sale per patron and concession sales per weighted average operating theatre were primarily attributable to certain selective price increases during late 1997 and the summer of 1998, United Artists increased emphasis on training, the renovation of concession stands at certain existing theatres, and the opening of several new theatres with more efficient concession operations (3.7% and 4.2%) and sales or closure of certain less productive theatres (6.4% and 6.3%).

OTHER: Other revenue is derived primarily from on-screen advertising, electronic video games located in theatre lobbies, theatre rentals, the rental of theatres on a networked and non-networked basis for corporate meetings, seminars and other training/educational uses by the Satellite Theatre Network-TM-, and other miscellaneous sources. Other revenue decreased 35.6% and 13.2% during the three and nine months ended September 30, 1998, respectively, as compared to the prior year periods primarily due to a decrease in the number of weighted average operating theatres, a decrease in revenue from on-screen advertising, and lower sales from the Satellite Theatre Network-TM-.

OPERATING EXPENSES FROM OPERATING THEATRES

FILM RENTAL AND ADVERTISING EXPENSES: Film rental and advertising expenses decreased 6.5% and 5.5% during the three and nine months ended September 30, 1998, respectively, as compared to the prior year periods. Film rental and advertising expenses as a percentage of admissions revenue for the three months ended September 30, 1998 and 1997 were 54.7% and 57.0%, respectively, and 54.7% and 55.8% for the nine months ended September 30, 1998 and 1997, respectively. The decrease in film rental and advertising expenses as a percentage of admissions revenue for the three and nine months ended September 30, 1998 related primarily to the longer run of several films released during late 1997 and during 1998. Typically, film rental as a percentage of admissions revenue increases when a higher percentage of a film's total admissions is collected in the opening weeks of a film's run.

CONCESSION COSTS: Concession costs include direct concession product costs and concession promotional expenses. Such costs decreased 11.0% and 8.8% during the three and nine months ended September 30, 1998, respectively, as compared to the prior year periods. Concession costs as a percentage of concession sales revenue for the three months ended September 30, 1998 and 1997 were 13.8% and 15.5%, respectively, and 14.5% and 15.8% for the nine months ended September 30, 1998 and 1997, respectively. The decrease in concession costs as a percentage of concessions revenue for the three and nine months ended September 30, 1998 was primarily due to the rebidding or restructuring of the product and distribution contracts associated with many of United Artists' concession supply products and slightly lower promotional expenses.

PERSONNEL EXPENSE: Personnel expense includes the salary and wages of the theatre manager and all theatre staff, commissions on concession sales, payroll taxes and employee benefits. Personnel expense increased 1.2% and 0.1% during the three and nine months ended September 30, 1998, respectively, as compared to the prior year periods. These increases were primarily due to an increase in the federal minimum wage in late 1997, which increased the average wage paid to theatre staff by 8.3% and 8.5% for the three and nine months ended September 30, 1998, respectively, as compared to the prior year periods. These wage rate increases were partially offset by the decreases in attendance as discussed above, fewer weighted average operating theatres and more efficient theatre staffing. Personnel expenses as a percentage of admissions and concessions revenue was 13.8% and 13.4% for the three months ended September 30, 1998 and 1997, respectively, and 14.5% and 14.1% for the nine months ended September 30, 1998 and 1997, respectively.

OCCUPANCY EXPENSE: UATC's typical theatre lease arrangement provides for a base rental as well as contingent rentals that is a function of the underlying theatre's revenue over an agreed upon breakpoint. Occupancy expense increased 3.4% and 2.5% during the three and nine months ended September 30, 1998, respectively, as compared to the prior year periods, primarily due to the base rentals on newly opened theatres, partially offset by fewer weighted average operating theatres. In addition, occupancy expense includes non-cash charges relating to the effect of escalating leases which have been "straight-lined" for accounting purposes of $0.9 million for the three months ended September 30, 1998 and 1997, and $2.7 million and $2.6 million for the nine months ended September 30, 1998 and 1997, respectively.

MISCELLANEOUS OPERATING EXPENSES: Miscellaneous operating expenses consist of utilities, repairs and maintenance, insurance, real estate and other taxes, supplies and other miscellaneous operating expenses. Miscellaneous operating expenses decreased 3.2% and 1.4% during the three and nine months ended September 30, 1998, respectively, as compared to the prior year periods. The 1998 decreases in miscellaneous operating expenses were primarily due to lower expenses associated with the Satellite Theatre Network-TM-, reductions in utility and insurance costs and fewer weighted average operating theatres, partially offset by higher repairs and maintenance and supplies expense and real estate taxes.

The revenue and operating expenses discussed above are incurred exclusively within UATC's theatres. The other expense discussions below reflect the combined expenses of corporate, divisional, district and theatre operations outside of the theatres.

GENERAL AND ADMINISTRATIVE EXPENSE AND RESTRUCTURING CHARGE

General and administrative expense consists primarily of costs associated with corporate theatre administration and operating personnel, Satellite Theatre Network-TM- sales and marketing staff and other support functions located at UATC's corporate headquarters, two film booking and three regional operating offices and 14 district theatre operations offices (generally located in theatres). At the end of 1996, UATC initiated a corporate restructuring plan intended to provide a higher level of focus on UATC's theatrical business at a lower annual cost. This corporate restructuring was completed in January 1997. General and administrative expense decreased $1.0 million or 5.6% for the nine months ended September 30, 1998, as compared to the prior year period, as certain aspects of the corporate restructuring were not completed until later in 1997.

DEPRECIATION AND AMORTIZATION AND PROVISIONS FOR IMPAIRMENT

Depreciation and amortization expense includes the depreciation of theatre buildings and equipment and the amortization of theatre lease costs and certain non-compete agreements. Depreciation and amortization increased $0.1 million and decreased $7.2 million during the three and nine months ended September 30, 1998, compared to the prior year periods primarily due to lower amortization from non-compete agreements which were fully amortized during 1997 and changing the estimated useful lives of certain assets during 1998, partially offset by increased depreciation charges on newly opened theatres. UATC recorded approximately $9.0 million of amortization expense during the nine months ended September 30, 1998 on non-compete agreements and certain other assets acquired as part of the acquisition which were fully amortized in May 1997. As a result, no amortization expense was recorded during the three months ended September 30, 1998 or 1997 or the nine months ended September 30, 1998 on those non-compete agreements and certain other assets acquired as a part of the Acquisition.

Provisions for impairment relates to non-cash charges for the differences between the historical book value of individual theatres (in some cases groups of theatres) and the cash flow expected to be received from the operation or future sale of the individual theatre (or groups of theatres). UATC recorded non-cash provisions for asset impairments of $10.6 million and $15.8 million during the three and nine months ended September 30, 1998, respectively, and $7.0 million and $15.5 million during the three and nine months ended September 30, 1997, respectively.

OPERATING INCOME

During the three months ended September 30, 1998 and 1997, United Artists generated operating income of $4.3 million and $7.5 million, respectively. This $3.2 million decrease in operating income relates primarily to the $3.6 million increase in the provisions for impairment, partially offset by higher operating margins. During the nine months ended September 30, 1998 and 1997, United Artists generated operating income of $12.2 million and $7.1 million, respectively. This increase in operating income was primarily due to lower depreciation and amortization and general and administrative expenses.

INTEREST

Interest expense decreased $3.0 million and $5.3 million during the three and nine months ended September 30, 1998, respectively, as compared to the prior year periods due primarily to lower average debt balances.

GAIN ON DISPOSITION OF ASSETS

During April 1997, UATC sold its interest in Hong Kong for approximately $17.5 million and, during September 30, 1997, UATC sold its theatre investments in Mexico and Argentina for approximately $25.0 million.

DISCONTINUED OPERATIONS

Subsequent to the third quarter of 1998, UATC established a plan to dispose of its entertainment center business segment. The net loss from the discontinued operations was $12.5 million and $14.9 million for the three and nine months ended September 30, 1998, respectively, and $1.4 million and $3.4 million for the three and nine months ended September 30, 1997, respectively. Included in the net loss from discontinued operations is interest expense of $0.4 million and $1.2 million for the three and nine months ended September 30, 1998, respectively, and $0.3 million and the $1.0 million for the three and nine months ended September 30, 1997, respectively. Additionally, included in the net loss from discontinued operations for the three and nine months ended September 30, 1998 is $9.7 million of non-cash provisions for asset impairments.

EXTRAORDINARY ITEM

As a result of the repayment of the Bank Credit Facility and the Senior Secured Notes during the nine months ended September 30, 1998, UATC recognized an extraordinary loss on the early extinguishment of debt of $7.9 million, consisting of a $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.3 million of unamortized deferred loan costs.

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

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS

During the three and nine months ended September 30, 1998, UATC incurred net losses available to common stockholders of $16.5 million and $46.3 million, respectively, compared to net losses of $4.3 million and $27.6 million for the three and nine months ended September 30, 1997, respectively. These increases in net losses relate primarily to the discontinuance of entertainment center operations, the extraordinary expense for the early extinguishment of debt recorded during the nine months ended September 30, 1998, the provisions for impairment and the gain on the disposition of assets during the nine months ended September 30, 1997. Excluding these unusual items, the net losses available to common stockholders for the three and nine month periods would have declined as follows (dollars in millions):

                                                         Three Months Ended     Nine Months Ended
                                                            September 30,         September 30,
                                                         -------------------    -----------------
                                                            1998       1997      1998      1997
                                                            ----       ----      ----      ----
       Net loss available to common stockholders.....     $(16.5)      (4.3)    (46.3)    (27.6)
       Provisions for impairment.....................       10.6        7.0      15.8      15.5
       Gains on disposition of assets................        -         (6.2)     (0.2)    (18.0)
       Discontinued operations.......................       12.5        1.4      14.9       3.4
       Loss on early extinguishment of debt..........       -           -         7.9       -
                                                          ------       ----     -----     -----
                                                          $  6.6       (2.1)     (7.9)    (26.7)
                                                          ------       ----     -----     -----
                                                          ------       ----     -----     -----

                      LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1998, cash provided by UATC's operating activities increased by $1.7 million versus the nine months ended September 30, 1997 to $29.6 million. This cash provided by operating activities, in addition to $55.6 million of cash provided by financing activities was used to fund $88.9 million of capital expenditures and other investing activities.

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

On April 21, 1998, the Parent completed the offering of $225.0 million of its 9.75% senior subordinated notes due April 15, 2008 and the offering of $50.0 million of its floating rate senior subordinated notes due October 15, 2007, and entered into the $450.0 million New Bank Credit Facility with a final maturity of April 21, 2007.

The proceeds from the offerings of the Senior Subordinated Notes and a portion of the borrowings under the New Bank Credit Facility were used to repay the outstanding borrowings of $272.5 million under UATC's Bank Credit Facility and to fund the redemption of the Parent's preferred stock (approximately $159.2 million) and the redemption of UATC's $125.0 million Senior Secured Notes at 102.875% of par value plus accrued but unpaid interest of $0.8 million.

The net proceeds from the offerings of the Senior Subordinated Notes in excess of the redemption value of the Parent's preferred stock (approximately $108.1 million) was contributed to UATC as additional common equity by the Parent. Additionally, UATC's preferred stock (which was held by the Parent) was converted into additional common equity.

The Prop I mortgage notes were repaid on November 1, 1998 by borrowings under the Tranche A Term Loan.

As a result of the repayment of the Bank Credit Facility and the redemption of the Senior Secured Notes, UATC recognized an extraordinary loss on the early extinguishment of debt during the nine months ended September 30, 1998 of $7.9 million, consisting of the $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.3 million of unamortized deferred loan costs.

During December 1996, UATC initiated a new investment strategy that focuses on the development of new theatres and renovations (including stadium seating retrofits) and expansions of existing high revenue theatres in the United States where UATC has a significant operating presence. As part of this increased focus on its U.S. operations, UATC restructured and realigned its corporate overhead functions and has sold most of its international investments. The proceeds received from the sale of international investments and corporate overhead savings were redeployed into new theatre developments or the renovation of existing key theatres in UATC's core markets and used to repay existing debt. UATC currently has an agreement to sell a portion of its investments in Singapore and Thailand for $6.5 million. After the consummation of such sale, UATC's international investments will only include a 10.0% interest in four theatres in Singapore and Thailand.

As part of its strategic plan, UATC intends to continue to dispose of, through sale or lease terminations, certain of its non-strategic or underperforming operating theatres and real estate in the United States. Net proceeds, if any, from these increased disposition efforts are expected to be used to repay existing debt or to be redeployed into the renovation and/or expansion of existing theatres and new, larger (in terms of screens), higher margin theatres. While there can be no assurance that such sales or lease termination efforts will be successful, negotiations are ongoing with respect to several theatres and parcels of real estate. During the nine months ended September 30, 1998, UATC closed or sold 25 theatres (101 screens). The theatres that were closed were primarily smaller, older theatres that were not part of UATC's long term strategic plans or were underperforming.

In an effort to limit the amount of investment exposure on any one project, UATC typically develops theatre projects where the land and building are leased through long-term operating leases. Where such lease transactions are unavailable, however, UATC will invest in the land and development of the entire theatre facility (fee-owned) and then seek to enter into a sale and leaseback transaction. Regardless of whether the theatre is leased or fee-owned, in most cases the equipment and other theatre fixtures are owned by UATC. For the nine months ended September 30, 1998, UATC invested approximately $79.8 million on five theatres (52 screens) which opened in 1997, the development of six new theatres (64 screens), two renovations and a screen addition (6 screens) to an existing theatre which opened during the period, construction on 10 theatres (119 screens) and screen additions, stadium seating or renovations to four theatres (52 screens) expected to open during the remainder of 1998 or in 1999 and recurring maintenance to certain existing theatres.

In December 1995, UATC and UAR entered into the 1995 Sale and Leaseback whereby the land and buildings underlying 27 of their operating theatres and four theatres and a screen addition under development were sold to, and leased back from an unaffiliated third party. In conjunction with the 1995 Sale and Leaseback, the buyer of the properties issued certain publicly traded bonds. The lease of the properties by UATC required UATC to enter into a Participation Agreement that requires UATC to comply with certain covenants including limitations on indebtedness and restricted payments.

In November 1996, UATC entered into a sale and leaseback transaction whereby the buildings and land underlying three of its operating theatres and two theatres under development were sold to, and leased back from, an unaffiliated third party. At September 30, 1998, approximately $0.5 million of sales proceeds were held in escrow pending final construction approval.

In December 1997, UATC entered into a sale and leaseback transaction whereby two theatres currently under development were sold to, and leased back from, an unaffiliated third party for approximately $18.1 million. At September 30, 1998, approximately $13.5 million of the sales proceeds were held in escrow and will be paid periodically under the terms of the sale and leaseback to fund certain of the construction costs associated with the two theatres.

At September 30, 1998, UATC had entered into construction or lease agreements for 10 new theatres (119 screens) and for screen additions, stadium seating or renovations to four existing theatres (52 screens) that UATC intends to open or renovate during the next two years. UATC estimates that capital expenditures associated with these theatres will aggregate approximately $96.1 million. Such amounts relate only to projects in which UATC had executed a definitive lease and all significant lease contingencies have been satisfied. Of the committed amount, approximately $14.0 million will be funded from proceeds of certain sale and leaseback transactions currently held in escrow. UATC expects additional capital expenditures to be made as other projects are finalized, and that a significant portion of its future capital expenditures will be allocated to the renovation and the addition of stadium seating and new screens to existing key locations.

UATC is party to interest rate cap agreements on $75.0 million of floating rate debt which provide for a LIBOR interest rate cap of 7-1/2% per annum and expire in July 1999. The terms of the New Bank Credit Facility require the Parent to obtain interest rate hedges on a certain portion of its indebtedness thereunder. UATC amortizes the cost of its interest rate cap agreements to interest expense over the life of the underlying agreement. Amounts received from the counterparties to the interest rate cap agreements are recorded as a reduction of interest expense.

The level of continued investing activities by UATC is dependent on, among other factors, its on-going operating liquidity and to other sources of liquidity. One measure commonly used in the theatrical industry to measure operating liquidity is referred to a "Interest Coverage." Interest Coverage is the ratio of Operating Cash Flow (defined as EBITDA - earnings before interest, taxes, depreciation, and amortization - plus other non-recurring or non-cash operating credits or charges) to interest expense (excluding amortization of deferred loan costs). Following is a calculation of Operating Cash Flow and Interest Coverage for the three and nine months ended September 30, 1998 and 1997, including a reconciliation of Operating Income to Operating Cash Flow. Additionally, information from the statements of cash flow is presented for the nine months ended September 30, 1998 and 1997 in the following table (dollars in millions).

                                                                 Three Months Ended          Nine Months Ended
                                                                    September 30,             September 30,
                                                                --------------------       -------------------
                                                                1998            1997       1998           1997
                                                                ----            ----       ----           ----
     Operating Income.....................................     $ 4.3             7.5       12.2            7.1
     Depreciation and Amortization........................      12.6            12.5       37.1           44.3
     Provisions for Impairment............................      10.6             7.0       15.8           15.5
     Restructuring Charge.................................       -               -          -              0.5
     Non-Cash Rent........................................       0.9             0.9        2.7            2.6
                                                               -----           -----      -----          -----
     Operating Cash Flow..................................     $28.4            27.9       67.8           70.0
                                                               -----           -----      -----          -----
                                                               -----           -----      -----          -----
     Interest Expense.....................................     $ 6.7             9.3       22.8           27.2
                                                               -----           -----      -----          -----
                                                               -----           -----      -----          -----
     Interest Coverage Ratio..............................       4.2             3.0        3.0            2.6
                                                               -----           -----      -----          -----
                                                               -----           -----      -----          -----
     Statement of Cash Flow Information:
        Net cash provided by operating activities.........                                $29.6           27.9
        Net cash used in investing activities.............                                (88.9)         (21.1)
        Net cash provided (used in) by financing
          activities......................................                                 55.6          (10.0)
                                                                                          -----          -----
        Net cash flow.....................................                                $(3.7)          (3.2)
                                                                                          -----          -----
                                                                                          -----          -----

As shown above, UATC's Interest Coverage Ratio increased from 3.0 times for the three months ended September 30, 1997 to 4.2 times for the three months ended September 30, 1998, primarily due to increased Operating Cash Flow and decreased interest expense. UATC's Interest Coverage Ratio increased from 2.6 times for the nine months ended September 30, 1997 to 3.0 times for the nine months ended September 30, 1998, despite decreased
Operating Cash Flow primarily as a result of a reduction in interest expense.

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

Another measure of liquidity is net cash provided by operating activities as set forth above. For the nine months ended September 30, 1998, $29.6 million of net cash was provided by UATC's operating activities. This compares to $27.9 million of net cash provided by operating activities for the nine months ended September 30, 1997. This measurement shows the net cash provided by UATC's operations which was available for UATC's liquidity needs after taking into consideration certain additional costs of doing business which are not reflected in the Operating Cash Flow calculations discussed above.

UATC believes that the net cash provided by operations, certain asset sales of non-strategic theatres and under-utilized real estate and borrowings available under the New Bank Credit Facility will be sufficient to fund its future cash requirements. UATC expects that future cash requirements will principally be for repayments of indebtedness, working capital requirements and capital expenditures. UATC's future operating performance and ability to service its current indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond UATC's control. Additionally, UATC's ability to incur additional indebtedness may be limited by covenants contained in the Participation Agreement relating to the 1995 Sale and Leaseback discussed above.

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

                                    YEAR 2000

Year 2000 issues result from the inability of computer programs or equipment to accurately calculate, store or use a date subsequent to December 31, 1999. The erroneous date can be interpreted in a number of different ways; typically the year 2000 is interpreted as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business. Similar issues exist in embedded computer chips which operated many common and specialized machines.

UATC has recently converted its core financial software system. UATC has substantially completed a review of its other internal information systems to insure they are functional in the Year 2000, and, although such review is still in progress, believes that conversion requirements will not result in significant disruption of UATC's business operations or have a material adverse effect on its future liquidity or results of operations. UATC believes that the potential impact, if any, of these less critical systems not being Year 2000 compliant will at most require employees to manually complete otherwise automated tasks or calculations and it should not impact UATC's ability to conduct business.

UATC is in the process of investigating the Year 2000 compliance of its customers, suppliers and other third parties with whom it has business relationships. Compliance by such third parties is voluntary and failures could occur, in which case there is the possibility of a material adverse effect on UATC. However, the nature of UATC's business and its business relationships are not such that UATC considers the potential Year 2000 compliance failure of a third party with whom it has a direct business relationship likely to have a material adverse effect on UATC.

UATC also relies on non-information technology systems, such as office telephones, facsimile machines, air conditioning, heating, elevators in its leased offices, which may have embedded technology such as micro controllers. Some of these systems are outside of the UATC's control to assess or remedy. A failure of one of these items might adversely impact UATC's business but in management's opinion would not create a material disruption.

                          NEW ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes the standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income includes net income plus other comprehensive income (other revenues, expenses, gains, and losses that under generally accepted accounting principles bypass net income). The effective date for SFAS No. 130 is for fiscal years beginning after December 15, 1997 and the impact on UATC's financial position, results of operations or cash flow for the three and nine months ended September 30, 1998 and 1997 was not material.

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



                                    UNITED ARTISTS THEATRE CIRCUIT, INC.
                                    (Registrant)



                                    /s/ Trent J. Carman
                                    ----------------------------------
                                    By: Trent J. Carman
                                        Chief Financial Officer



Date:  November 12, 1998