Form 10-K405
period 1998-12-31
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 1999-03-31
CIK 889570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

                                   FORM 10-K

    (X)            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998
                                   Commission file number: 333-1024

   ( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ________________

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
               (exact name of registrant as specified in charter)

         Maryland                                        13-1424080
-------------------------------                     --------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

 9110 E. Nichols Avenue, Suite 200
 Englewood, CO                                                    80112
----------------------------------                             -----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (303) 792-3600

Securities registered pursuant to Sectio 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes   X    No
                            ----      ----

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

The number of shares outstanding of $1.00 par value common stock at March 26, 1999 was 100 shares.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.

                           Annual Report on Form 10-K

                                December 31, 1998

                                TABLE OF CONTENTS

                                     PART I

                                                                                     Page
                                                                                     -----
Item 1     -  Business                                                                  3

Item 2     -  Properties                                                               13

Item 3     -  Legal Proceedings                                                        13

Item 4     -  Submission of Matters to a Vote of Security Holder                       13

                                PART II

Item 5     -  Market for Registrant's Common Equity and Related Stockholder
                       Matters                                                         14

Item 6     -  Selected Financial Data                                                  14

Item 7     -  Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                           15

Item 7(A)  -  Quantitative and Qualitative Disclosures About Market Risk               25

Item 8     -  Financial Statements and Supplementary Data                              25

Item 9     -  Changes in and Disagreements with Accountants on Accounting
                       and Financial Disclosure                                        25

                                    PART III

Item 10    -  Directors and  Executive Officers of the Registrant                      44

Item 11    -  Executive Compensation                                                   45

Item 12    -  Security Ownership of Certain Beneficial Owners and Management           49

Item 13    -  Certain  Relationships and Related Transactions                          51

                                     PART IV

Item 14    -  Exhibits, Financial Statement Schedules, and
                       Reports on Form 8-K                                             52

Signatures


                         CAUTIONARY STATEMENT REGARDING
                           FORWARD LOOKING STATEMENTS

CERTAIN OF THE MATTERS DISCUSSED IN THIS FORM 10-K MAY CONSTITUTE FORWARD-LOOKING STATEMENTS FOR PURPOSES OF THE SECURITIES ACT OF 1993, AS AMENDED AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INVOLVE UNCERTAINTIES AND OTHER FACTORS AND THE ACTUAL RESULTS AND PERFORMANCE OF UATC MAY BE MATERIALLY DIFFERENT FROM FUTURE RESULTS OR PERFORMANCE EXPRESSED OR IMPLIED BY SUCH STATEMENTS. CAUTIONARY STATEMENTS REGARDING THE RISKS ASSOCIATED WITH SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THOSE STATEMENTS INCLUDED UNDER "BUSINESS", "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK." CERTAIN OF SUCH RISKS AND UNCERTAINTIES RELATE TO THE HIGHLY LEVERAGED NATURE OF UATC, THE RESTRICTIONS IMPOSED ON UATC BY CERTAIN INDEBTEDNESS, THE SENSITIVITY OF UATC TO ADVERSE TRENDS IN THE GENERAL ECONOMY, THE HIGH DEGREE OF COMPETITION IN UATC'S INDUSTRY, THE VOLATILITY OF UATC'S QUARTERLY RESULTS AND UATC'S SEASONALITY, THE DEPENDENCE OF UATC ON FILMS AND DISTRIBUTORS AND ON ITS ABILITY TO OBTAIN POPULAR MOTION PICTURES, THE CONTROL OF UATC BY THE MERRILL LYNCH CAPITAL PARTNERS, INC. AND THE DEPENDENCE OF UATC ON KEY PERSONNEL, AMONG OTHERS.

ALL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO UATC ARE EXPRESSLY QUALIFIED BY THE FOREGOING CAUTIONARY STATEMENTS.

                                     PART I

ITEM 1.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

United Artists Theatre Company ("the Parent") (formerly known as OSCAR I Corporation), a Delaware corporation and an affiliated company OSCAR II Corporation ("OSCAR II") were formed in February 1992 for the purpose of acquiring United Artists Theatre Circuit, Inc. ("UATC") and United Artists Realty Company ("UAR") from an affiliate of Tele-Communications, Inc. ("TCI"). OSCAR II was subsequently merged into OSCAR I Corporation.

United Artists is owned by Merrill Lynch Capital Partners, Inc. ("MLCP"), a private equity investment fund managed by Stonington Partners, Inc., certain institutional investors, and certain members of United Artists' management. On May 12, 1992, the Parent purchased all of the outstanding common stock of UATC from the affiliate of TCI (the "Acquisition").

UATC, a Maryland corporation, was initially founded in 1926 by shareholders including Mary Pickford, Douglas Fairbanks, Sam Goldwyn and Joe Schenck. In addition to the development of its theatre operations, in the early 1960s UATC, through a separate subsidiary, invested in the cable television business.

In 1986, an affiliate of TCI acquired a controlling interest in UATC's then parent company, United Artists Communications, Inc. ("UACI"), which owned both the theatre and cable businesses. To separately finance its significant real estate holdings to provide capital for reinvestment, UAR and two of its subsidiaries, United Artists Properties I Corp. ("Prop I") and United Artists Properties II Corp. ("Prop II"), were formed and several all of UATC's fee-owned theatre properties were transferred to those entities and then leased back to UATC. The theatre land and buildings were then mortgaged as part of various mortgage bond financings.

From 1986 through 1989, UATC's growth was the result of the acquisition of several regional theatre circuits predominately in Pennsylvania, Georgia, North and South Carolina, Louisiana, Arkansas, Mississippi, Arizona, Nevada and Colorado. Subsequent to these acquisitions UATC was the largest operator of theatres in North America with 2,695 screens. From 1989 to the present UATC has continued to consolidate the previously acquired operations through the construction of new facilities and the sale or closure of several older, smaller theatres.

In 1989 UATC changed its name to United Artists Entertainment Company ("UAE") in conjunction with the acquisition of United Cable Television Corporation. In December 1991, TCI's affiliate acquired the remaining outstanding shares of UAE and pursued divestiture of UATC and UAR which was completed in May 1992.

Subsequent to the Acquisition by MLCP, UATC increased its investments in new domestic theatres, invested internationally and invested in certain businesses that it believed were synergistic with its theatre operations. These new businesses included virtual reality entertainment centers and the Satellite Theatre Network-TM-, a network of theatres that can be used for business meetings during non-peak theatrical business hours.

In December of 1996, subsequent to the departure of UATC's then CEO, UATC initiated a more focused operating and capital investment strategy. This strategy was designed to improve the efficiency and quality of its core operating theatre business and increase its market share within its key domestic markets. As part of this strategy, substantially all of its international operations were sold, its entertainment center business were discontinued and certain domestic markets and theaters that were underperforming or non-strategic were sold or earmarked for sale. The proceeds from the sale of the international and domestic assets have been used to repay debt and reinvested into new theatres and the expansion or renovation of existing successful theatres in key markets. In conjunction with this change in focus in 1996 and 1997, UATC restructured its corporate functions and has reduced its running rate corporate expenses by over $13.5 million per annum, or 37%.

The current corporate structure of the Parent and UATC are as follows:

                         UNITED ARTISTS THEATRE COMPANY
                                    (Parent)
                                       |
                                       |
                -------------------------------------------
                |                                          |
               UAR ------------------------------------- UATC
                |          Affiliate Leases               |
              Prop I ----------------------------------   |

(b)  NARRATIVE DESCRIPTION OF BUSINESS

UATC is a leading motion picture exhibitor in North America and, in the United States, operates 2,184 screens at 319 theatres located in 24 states. UATC licenses films from all major and substantially all independent film distributors and derives revenues primarily from theatre admissions and concession sales. UATC operates screens in eight of the ten largest demographic market areas ("DMAs") in the United States and approximately 45.4% of its screens are located in the top 20 DMAs. Approximately 31.1% of UATC's screens (680 screens) have been constructed since January 1, 1992. UATC believes that it is one of the largest single exhibitors, based on number of screens, in many of its core areas of operation and that this market position provides several operating benefits. Theatre operations in six states (California, New York, Pennsylvania, Florida, Texas, and Colorado) accounted for approximately 58.3% and 56.6% of UATC's total theatres and screens, respectively, at December 31, 1998 and 61.6% of UATC's theatrical revenue for the year ended December 31, 1998.

In December 1996, UATC implemented a corporate restructuring and refocused its investment strategy on its core U.S. business. Since that time UATC has:
(i) reduced its corporate general and administrative expenses; (ii) improved its operations in its core areas of operation through the development of new theatres and the refurbishing or expansion of certain existing key theatres;
(iii) implemented operational improvements; and (iv) accelerated the divestitures of underperforming and non-strategic theatres.

UATC has invested more than $430.9 million since January 1, 1992 toward improving the quality of its asset base by, among other things, renovating existing theatres and constructing new state-of-the-art theatres. Approximately 31.1% of UATC screens have been constructed since January 1, 1992. Virtually all of the theatres UATC has built since 1997 are state-of-the-art, 10 to 16 screen multiplex theatres with stadium seating, high-backed rocking seats, digital sound, expanded concession areas and other state-of-the-art design features and amenities and many existing theatres are being, or will be, upgraded with stadium seating and other state-of-the-art features. All new theatres currently planned will also include these state-of-the-art amenities. As compared to the prior generation of non-stadium theatres, UATC believes that these theatres provide a higher quality entertainment experience for patrons and significant operating efficiencies and improved economics for UATC. At December 31, 1998, UATC operated 24 theatres (245 screens) which offered stadium seating. At December 1998, approximately 87.9% of UATC's screens were located in theatres with five or more screens. UATC's average number of screens per theatre has increased 41.7% from 4.8 at January 1, 1992 to 6.8 at December 31, 1998.

INDUSTRY OVERVIEW

More than 530 participants in the domestic motion picture theatre exhibition business operate approximately 34,000 screens in North America. In 1998, the top ten companies operated approximately 53.0% of the total screens as compared to 31.0% in 1986. The remainder of the domestic motion picture theatre exhibition industry is highly fragmented, with the remaining 47.0% of the screens being operated by approximately 520 exhibitors. UATC has one of the largest shares of total screens with approximately 6.4% of all screens in North America.

Exhibitors have generally turned to multi-screen formats with smaller auditoriums. Typically, multi-screen theatres ("multiplexes") have six or more screens per theatre, although in some instances multiplexes may have as many as 30 screens in a single theatre. The multiplex format provides numerous benefits for theatre operators, including allowing facilities (concession stands and restrooms) and operating costs (lease rentals, utilities and personnel) to be allocated over a larger base of screens and patrons. Multiplexes have varying seating capacities (typically from 100 to 500 seats) that allow for multiple showtimes of the same film and a variety of films with differing audience appeal to be shown. They also provide the flexibility to shift films to larger or smaller auditoriums depending on their popularity. To limit crowd congestion and maximize the efficiency of floor and concession staff, the starting times of films at multiplexes are staggered. The growth in the number of screens operated nationally has accelerated significantly over the past years with a 7.2% increase in each of 1997 and 1998. In contrast, the annual average rate of increase since 1978 was only approximately 4.9%. Because auditorium size is generally smaller in a multi-plex theatre, the number of seats has increased at a much slower rate than screens.

Certain trends in the theatre exhibition industry favor larger, better capitalized companies, creating an environment for new construction and consolidation. Foremost among these trends is larger exhibitors actively seeking and building multiplexes or megaplexes. Moreover, many smaller theatre owners who operate older cinemas without state-of-the-art stadium seating and projection and sound equipment may not have the capital required to maintain or upgrade their circuits. The growth of the number of screens, strong domestic consumer demand and growing foreign theatrical and domestic and foreign ancillary revenue opportunities have led to an increase in the volume of major film releases. The greater number of screens has allowed films to be produced for and marketed to specific audience segments (e.g., horror films for teenagers) without using capacity required for mainstream product.

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

Motion pictures are generally made available through various distribution methods at various dates after the theatrical release date. The release dates of motion pictures in these other "distribution windows" begin four to six months after the theatrical release date with video cassette rentals, followed generally by off-air or cable television programming including pay-per-view, pay television, other basic cable and broadcast network syndicated programming. These new distribution windows have given producers the ability to generate a greater portion of a film's revenues through channels other than theatrical release. This increased revenue potential after a film's initial domestic release has enabled major studios and certain independent producers to increase film production and theatrical advertising. The additional non-theatrical revenue has also allowed for higher individual film production and marketing costs. The total cost of producing and distributing a picture averaged approximately $52.7 million in 1998 compared with approximately $17.5 million in 1986. The average cost to advertise and promote a picture averaged approximately $25.3 million in 1998 as compared with $6.7 million in 1986.

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

Although it cannot provide any assurance, management expects that the overall supply of films will continue to increase. Over the past four years there has been an increase of approximately 8.6% in the number of motion pictures rated by the Classification and Rating Administration. There has also been an increase in the number of major studios and reissues of films as well as an increased popularity of films made by independent producers. During the past four years the number of large budget films and the level of marketing support provided by the production companies has risen, as evidenced by the increase in average production costs and average advertising costs per film of 53.7% and 57.5%, respectively, from 1994 to 1998.

BUSINESS AND OPERATING STRATEGY

UATC's operating and capital investment strategy is to focus on improving the quality of its key operating theatres and the quality of its daily operations. Key elements include:

REFOCUS OVERHEAD AND CAPITAL INVESTMENT STRATEGY: In December 1996, UATC implemented a corporate restructuring and refocused its investment strategy on its core U.S. business. UATC's core business strategy focuses management's attention and capital resources on those geographic areas where UATC intends to strengthen and defend its current position. UATC has also implemented operational improvements and overhead reductions intended to increase UATC's results of operations and has sold or closed several underperforming or non-strategic theatres. The corporate restructuring plan resulted in a higher level of focus by UATC on its domestic theatrical business and a reduction of corporate general and administrative expenses of 37.1% from a running rate of $36.4 million for the year ended December 31, 1997 to $22.9 million for the year ended December 31, 1998.

REBUILD OR EXPAND EXISTING KEY THEATRE LOCATIONS AND DEVELOP NEW THEATRES:
UATC plans to continue increasing its number of screens and operating margins by focusing its capital investment activities on the renovation or expansion of existing theatres in its core areas of operation. All currently planned theatre renovations and expansions will include, among other things, the addition of stadium seating. The theatres selected for renovation and expansion will be those that have favorable historical operating results and for which a renovation or expansion will provide the theatre with a competitive advantage.

UATC will also build several new state-of-the-art theatres within its core areas of operation. UATC is developing higher margin multiplexes of 12 to 18 screens and is seeking to increase concession sales through, among other things, more efficient theatre design. UATC is also constructing its new theatres with stadium seating, digital sound, more comfortable seats and other popular design features and amenities. UATC believes that these theatres will have an optimal relationship between the number of screens (12 to 18) and the size of the auditoriums (125 to 400 seats). These theatres are designed to increase the revenue per square foot generated by the facility and reduce the cost per square foot of constructing and operating the theatres. This multiplex strategy, in combination with an emphasis on concession sales, is designed to improve revenue and profitability by enhancing attendance and concession sales, theatre utilization and operating efficiencies and provide more efficient clustering around regional and district management centers. UATC believes that theatres which are larger than 18 screens tend to have a higher level of return risk because they require a larger capital investment and require a larger drawing area (thus, more potential competition) to be successful, generally resulting in a diminishing return on capital investment for the incremental screens.

During 1998, UATC opened 13 new theatres (157 screens), added stadium seating to two theatres (22 screens), and renovated two additional theatres. Seven of its new theatres (83 screens) opened were expansions, rebuilds or replacements of existing theatres that contained 30 screens. During 1999, UATC currently plans to open five new theatres (68 screens), and renovate and add stadium seating to three existing theatres (36 screens).

MANAGE INDIVIDUAL THEATRE CAPITAL REQUIREMENTS: Even though UATC plans to continue to develop several new state-of-the-art theatres each year, it intends to reduce individual theatre financial leverage and capital requirements by focusing on expanding, renovating and rebuilding many of its key locations. In many cases, these existing key locations can be transformed into state-of-the-art multiplex stadium seating theatres without competing against other operators for the location and incurring higher rent and excessive preconstruction costs. Furthermore, existing structures can be utilized while being refurbished to help reduce overall construction costs. UATC's renovation of theatres in successful locations eliminates much of the geographic and location risk related to a project's success.

In order to reduce the overall investment in new theatres, UATC has entered into "build to suit" and other landlord leasing arrangements or sale and leaseback transactions. UATC also intends to continue to sell non-strategic and underperforming assets and expects to redeploy capital to its core U.S. business. This strategy is intended to provide increased liquidity from the disposal of non-cash flow producing investments and theatres with limited growth potential.

DIVEST OR FIND ALTERNATE USES FOR UNDERPERFORMING THEATRES. UATC's 1996 corporate restructuring was also designed to rationalize underperforming or non-strategic assets by: (i) terminating leases for underperforming theatres;
(ii) selling real estate underlying non-strategic or underperforming theatres; (iii) divesting theatres in non-core areas; (iv) exchanging theatres in non-core areas for theatres in core areas; and (v) finding new operating techniques or alternative uses for underperforming theatres. During 1998, UATC sold the majority of its remaining international theatrical exhibition assets for $3.0 million of cash, $0.5 million of stock of the acquiring company and a $3.0 million note. In addition, UATC sold certain non-operating real estate assets and closed or sold 32 underperforming or non-strategic theatres (137 screens) for which net cash proceeds of $7.0 million were received. Many of the theatres closed or sold were not profitable or were located in areas that are not part of UATC's long-term strategic plans. UATC has identified 63 operating theatres and owned real estate (434 screens) that are not considered strategically important or are underperforming. UATC plans to sell or close these theatres during the next several years, although there can be no assurance that UATC will be able to accomplish such divestitures or closings.

IMPLEMENT OPERATIONAL IMPROVEMENTS. UATC has recognized theatre and concession operating efficiencies through a heightened focus on increasing concession sales, managing theatre payrolls and other variable costs and increased staff training. Concession sales per capita increased by approximately 7.2% in 1998 versus 1997 and 5.6% annually from 1993 to 1998. Management believes that there are opportunities to achieve additional operating efficiencies by disposing of underperforming theatres, renovating and expanding certain existing theatres, developing new multiplex stadium theatres, and continuing to control theatre level operating expenses. The area of focus for 1999 for those theatres identified as underperforming or non-strategic will primarily be to implement operating techniques to improve their operating results as a theatre, find other uses or divestiture.

ENHANCE STUDIO/DISTRIBUTOR RELATIONSHIPS. Management intends to continue to enhance and balance its studio relationships to obtain the optimal number of marketable motion pictures at film rental percentages that are consistent with prior results. UATC believes that it will continue to increase the number of prints it obtains from each studio as it increases the number of its screens in selected key locations and leverages its attractive theatre locations through the renovation and expansion of certain existing theatres and the development of new, larger (in terms of screens), higher margin theatres. To the extent that theatrical exhibition remains the primary distribution channel for new motion picture releases and the overall number of movies produced continues to increase, management believes that UATC's focus on its core areas will provide it with access to more prints of each motion picture.

DEVELOP ANCILLARY REVENUE OPPORTUNITIES. UATC believes that there are opportunities to increase its ancillary revenue from its Satellite Theatre Network-TM- by renting theatres on a networked and non-networked basis for corporate meetings, seminars, product and customer research and other entertainment uses. Through its VIP/Premier program, UATC seeks to enhance theatre attendance by selling large groups of tickets to businesses and groups through coupon books as well as gift certificates. On-screen advertising also provides an additional opportunity to increase revenue and profitability.

OPERATIONS

OVERVIEW

The following table summarizes the screens and theatres in which UATC owned more than a 50% interest at the end of each of the last five years:


                                                            December 31,
                                      ---------------------------------------------------------
                                        1994        1995         1996         1997         1998
                                       -----       -----        -----        -----        -----
Number of Theatres                      413          406          366          338         319
Number of Screens                     2,254        2,310        2,203        2,172       2,184
Average Screens per Theatre             5.5          5.7          6.0          6.4         6.8

UATC also manages four other theatres (11 screens) in the United States in which it owns a 50% or less interest and owns 10% interests in each of two corporate entities, one of which operates two theatres (seven screens) in Singapore and the other of which operates two theatres (14 screens) in Thailand.

Almost all of UATC's theatres are multiplexes, with an average of 6.8 screens per theatre. In comparison to a single screen theatre, multiplex theatres allocate facilities such as concession stands and restroom facilities, and operating costs such as rent, utilities and personnel, over a larger base of screens and patrons. Multiplexes allow for a variety of films with different audience appeal to be shown in the same theatre and permit multiple showtimes of popular films. Multiplexes also provide the flexibility to shift films to larger or smaller auditoriums depending on the film's popularity. To limit crowd congestion and maximize staff efficiency, UATC's theatres stagger the starting times of films. UATC believes that multiplex and "megaplex" theatres designed with 12 to 18 screens generally provide the optimal balance of return on invested capital and adequate screen numbers for patrons and film distribution companies, as compared to theatres with more than 18 screens.

As set forth in the following table, although UATC operates several smaller theatres (in terms of number of screens), approximately 87.9% of UATC's screens as of December 31, 1998 were in theatres containing five or more screens:


            Number of Screens   Number of         % of              % of
              per Theatre       Theatres      Total Screens    Total Revenue
            -----------------   ---------     -------------    -------------
            Greater than 10         35           20.3%             21.4%
                9 - 10              56           24.7              26.8
                 7 - 8              61           21.5              20.0
                 5 - 6              81           21.4              19.8
                 3 - 4              58           10.1               9.0
                 1 - 2              28            2.0               3.0

REVENUE

UATC's principal sources of revenue from its theatres are derived from theatrical admissions and concession sales. For the year ended December 31, 1998, theatrical admissions and concession sales comprised approximately 68.7% and 28.5% of UATC's revenue, respectively. The remaining 2.8% of revenue for this period was derived primarily from on-screen advertising, the Satellite Theatre Network-TM-, electronic video games located in theatre lobbies and other miscellaneous sources.

UATC's admissions revenue is based on the level of theatrical attendance and the mix of tickets sold. Theatre attendance is dependent primarily upon the ability to license the most popular films. UATC's ticket prices vary throughout the circuit depending upon such things as local competition, whether the theatre is showing first run or second run movies and the local economy in which the theatre operates. Reduced ticket prices are typically charged for senior citizens, children and matinee showings. The mix of tickets sold is primarily related to the types of movies available to and exhibited by UATC. Admission prices are typically evaluated on a semi-annual basis and are adjusted after taking into consideration such things as the prices at competitive theatres, the nature of the theatre and the local economy. Admissions revenue is recorded net of applicable sales taxes.

Concession sales are a significant factor in the overall profitability of a theatre. UATC's primary concession products are varying sizes of popcorn, soft drinks, candy and certain other products such as nachos and hot dogs. UATC also sells specialty foods such as pizza, pretzels, cookies, ice cream, bottled water and fruit juices in many of its theatres. Popcorn, soft drinks and packaged candy are generally sold in three or four (including children's) sizes. Retail prices for concession items vary by the size of the offering and are generally market sensitive. Concession sales are recorded net of applicable sales taxes.

To further increase its concession sales, UATC has introduced new products and initiated programs intended to increase both the percentage of patrons who purchase concessions and the amount of concessions purchased by each patron. To achieve these goals UATC has implemented training programs for all concession employees, remodeled concession stands at certain existing theatres to make them more visible, attractive and efficient, constructed new theatres with increased concession capacity, expanded concession menus in selected locations, installed bulk candy stands in most theatres and adopted certain seasonal and event-oriented promotional programs. Theatre managers and assistant managers are motivated to increase concession sales through concession commission programs that represent a significant portion of their total compensation.

FILM LICENSING

UATC obtains licenses to exhibit films by directly negotiating with film distributors on a film-by-film and theatre-by-theatre basis. UATC licenses films through its booking offices located in New York and Los Angeles. Individuals in the booking offices are responsible for booking films for theatres in their assigned regions. This regional film booking structure allows UATC to maintain better relationships with the film distributors' regional representatives and provides better insight to the regional film tastes of its patrons. UATC licenses films from all of the major and independent film distributors and is not overly dependent on any one film distributor for film product.

UATC licenses the majority of its first run films from distributors owned by the major and independent film production companies. Each film distributor establishes geographic areas known as "film zones," and typically allocates each of its films to only one theatre within each film zone. In most cases where there is more than one exhibitor in a film zone this allocation process is based on long standing relationships between the distributor and exhibitor with respect to that theatre or is done on an alternating basis. In certain very limited cases where several exhibitors operate in a single film zone, films are allocated based on an exhibitor bidding process. The size of a film zone is based primarily upon population density. UATC operates in a total of 262 film zones and believes that it is the only exhibitor in 118 of these zones and, therefore, does not currently compete with other exhibitors for licensing specific film product at a given time in such film zones.

Film licenses typically specify rental fees equal to the higher of a percentage of (i) gross box office receipts or (ii) adjusted box office receipts. Under the gross box office receipts formula, the film distributor receives a specified weekly percentage of the gross box office receipts. Under the adjusted box office receipts formula, the film distributor receives a specified percentage of the excess of box office receipts over a periodically negotiated amount of theatre "house" expenses. In a very limited number of cases, UATC may be required to pay a non-refundable guarantee or make film rental advances in order to obtain certain film licenses.

The terms of the film licenses (and hence the film rental costs) with many film distributors are historically finalized after exhibition of the film in a process known as "settlement." The settlement process considers, among other things, the actual success of a film relative to original expectations, an exhibitor's commitment to the film and the exhibitor's relationship with the film distributor. UATC has historically been able to license a majority of the motion pictures available; however, there is no guarantee that this will continue.

MARKETING AND ADVERTISING

UATC relies principally upon newspaper advertisements, newspaper film schedules and word of mouth to inform its patrons of film titles and exhibition times. UATC utilizes local newspaper advertisements to promote its theatres and inform its patrons of the films being played and show times. UATC typically pays for this type of advertisement. In most areas, multi-media advertisements for upcoming film releases are paid by the film's distributor. In many areas there is a "co-op" arrangement whereby the exhibitors and distributors share in the cost of film advertisement in newspapers. Film distributors will also typically pay for radio and television spots to promote certain motion pictures and special events.

Prior to the opening of a new theatre, UATC typically initiates a marketing campaign that advertises and promotes the new theatre for several weeks to several months prior to the theatre's opening date. When a theatre is performing below management's expectations, UATC may also initiate a newspaper marketing campaign with the objective of increasing attendance at the theatre.

THEATRE PROPERTIES

The majority of UATC's theatres are located in free-standing buildings or are "anchor" tenants in regional malls or strip centers. Typically, UATC's third-party leases have remaining terms ranging from 10 to 25 years and provide for options to extend for up to 20 additional years at UATC's election. The leases provide for annual base rent and many require additional rent based upon a percentage of the leased theatres' revenue over a certain breakpoint. Certain of the leases provide for escalating minimum annual rentals. The leases typically require UATC to pay for property taxes, insurance and certain of the lessors' overhead costs. UATC expects that in the normal course of business, desirable leases that expire will be renewed or replaced by other leases, although such renewals or replacements may be on different terms. UATC owns directly or through its subsidiaries substantially all of the theatre equipment used in all of its theatres.

CONSTRUCTION. UATC intends to devote significant resources to adding additional screens to existing theatres and refurbishing or rebuilding existing theatres to strengthen its position in existing areas. UATC believes that renovating, expanding or completely rebuilding certain of its existing theatre locations provides it with a significant competitive advantage in many of the large metropolitan areas where the availability of suitable theatre sites is limited. The capital costs associated with renovating or expanding an existing theatre are usually significantly less than for constructing a new theatre.

UATC's new theatre construction strategy focuses on selecting sites in its existing core areas of operation and enhancing the theatre-goer's experience by building state-of-the-art theatres. Each new location is selected after considering UATC's relative strength in the particular area, the number of existing competitive screens, growth potential of the area and the minimum threshold population within a certain radius of the theatre. As part of its construction strategy, UATC intends to construct or lease stadium theatres that have a favorable balance between the number of screens (12 to 18) and the size of the auditoriums (125 to 400 seats). UATC believes that this balance will allow UATC to provide an adequate number of screens for film distributors and increased entertainment value to patrons afforded by larger auditoriums. In addition to increasing the number of screens in certain locations, UATC is also constructing all of its new theatres with stadium seating, more comfortable seats, analog and digital stereo sound systems and other state-of-the-art design features and amenities.

As a result of new construction and the sale or closure of older, smaller theatres, approximately 31.1% of UATC's screens have been constructed since January 1, 1992 and approximately 50.7% of theatres operated on January 1, 1992 have been sold or closed. As a result of this new construction and the sale or closure of older, smaller theatres, UATC's average number of screens per theatre has increased 41.7% from 4.8 screens at January 1, 1992 to 6.8 screens at December 31, 1998.

UATC has historically financed, and plans to continue to finance, a significant portion of the cost of construction of new theatres by entering into long-term leases or sale and leaseback transactions. UATC's long-term leases typically have initial terms of 15 to 25 years with renewal options and require the landlord to provide a significant portion of the up-front construction costs. As a result, capital expenditures are often only required for equipment and certain tenant finishes, thereby reducing the required net capital expenditures.

GEOGRAPHIC POSITIONING. Geographic positioning and operating efficiencies are key elements of UATC's operating strategy. Geographic clustering at both the regional and local levels is important in providing UATC with access to attractive new theatre development opportunities and enhancing film buying and operating efficiencies. UATC achieves operating efficiencies by concentrating regional corporate operations around fewer strategic markets and reducing its number of less profitable, non-strategic theatres.

Theatrical exhibitors depend upon strong geographic positioning to obtain the most attractive film rental arrangements because film bookings are negotiated on a theatre-by-theatre basis. Strong geographic positioning in terms of both number of screens and locations enhances the attractiveness of a theatre exhibitor to film distributors, in part because of the exhibitor's ability to influence the local success of a film release.

UATC's theatres are located in large and medium sized metropolitan areas in California, southern New York (primarily New York City and Long Island), New Jersey, Florida, Texas, eastern Pennsylvania (including Philadelphia), Louisiana, Colorado (primarily Denver), and Georgia. UATC believes that it has strong positions in many of these major metropolitan areas. The six states that represent the largest geographic concentration of theatres and screens operated accounted for approximately 58.3% and 56.6% of UATC's total theatres and screens, respectively, at December 31, 1998 and generated approximately 61.6% of UATC's theatrical revenue for the year ended December 31, 1998 were as follows:


                           Total Number      Total Number              % of
                           of Theatres        of Screens      Theatrical Revenue
                           ------------      ------------     ------------------
California                      55              327                 18.7%
New York                        31              205                 14.1
Pennsylvania                    26              146                  8.4
Florida                         25              217                  7.5
Texas                           24              190                  7.0
Colorado                        25              151                  5.9


COMPETITION

UATC competes for the public's leisure time and disposable income with all forms of entertainment including sporting events, concerts, live theatre and restaurants. UATC is also subject to varying degrees of competition from other theatre circuits and independent theatres, some of which may have greater access to capital resources.

The motion picture exhibition industry is highly competitive, particularly with respect to film licensing, attracting patrons and acquiring or leasing new theatre sites. Some of UATC's competitors may be better established in certain areas where UATC's theatres are located. Competition for patrons occurs locally and depends upon factors such as: (i) which films a particular theatre is showing; (ii) location of theatres; (iii) comfort and quality of theatres; and (iv) ticket prices. Film patrons are not "brand" conscious and generally choose a theatre because of film selection, location and quality of the theatre.

Competition among theatre circuits for licensing popular films occurs locally and is based on the prestige and location of an exhibitor's theatres, quality of the theatres (especially projection and sound quality), seating capacity and the exhibitor's ability and willingness to promote the films. UATC believes that promoting good relations with film distribution and production companies is important to consistently obtain the best mix of available films.

Where real estate is readily available there are few barriers preventing competitors from opening theatres near one of UATC's theatres, which may have a material adverse effect on UATC's theatre. In addition, "megaplexes" (theatres with 14 or more screens) have been built or are planned to be built by competitors in certain areas in which UATC operates which may result in excess capacity and adversely affect attendance and pricing at existing theatres in these areas.

Alternative motion picture exhibition delivery systems, including cable television, video cassettes, satellite and pay per view, also exhibit filmed entertainment after its theatrical release. While the further expansion of such delivery systems (such as video on demand) could have a material adverse effect upon UATC's business and results of operations, no such adverse effect has yet been experienced.

Recent consolidation in the industry has included the merger of Sony Corp.'s Loews Theatres Exhibit Group with Cineplex Odeon Corp. and the merger of Act III Cinemas Inc. with Regal Cinemas Inc. Such consolidation could increase the level of competition for the industry.

SATELLITE THEATRE NETWORK-TM-

In an effort to utilize its existing theatres more effectively during periods of low attendance (such as mornings and weekdays), UATC has developed a business unit called the Satellite Theatre Network-TM-. The Satellite Theatre Network-TM- rents theatre auditoriums for seminars, corporate training, business meetings and other educational or communication uses, product and customer research and other entertainment uses. Theatre auditoriums are rented individually or on a networked basis. To provide the "broadcasting" network or "teleconferencing" equipment, a network of theatres has been created by installing high quality (high definition-like) video projection equipment within theatres that are networked via the combination of satellite delivery from a single location or multiple locations and telephonic communication.

As of December 31, 1998, the Satellite Theatre Network-TM- included 31 theatres permanently equipped with electronic video capability and an additional 288 theatres that were being rented for individual non-networked uses. All of UATC's theatres can be "networked" through the use of temporary equipment. Because the Satellite Theatre Network-TM- utilizes existing theatre facilities and its operations within the theatre are managed by existing personnel, very little incremental capital or personnel expenditures are required. Marketing and sales of the Satellite Theatre Network-TM-services is performed on a national basis by staff located in the corporate headquarters in Englewood, Colorado. UATC recorded $5.5 million, $6.2 million, and $6.0 million of revenue from the Satellite Theatre Network-TM-for the years ended December 31, 1998, 1997, and 1996, respectively.

As of September 1, 1998 UATC was issued a United States Patent (No. 5,801,754) with respect to the inter-active theatre network system.

MANAGEMENT

UATC operates its theatres from its Englewood, Colorado corporate headquarters, two regional operating offices, fourteen district operating offices and two film booking offices. All of UATC's district offices and regional operating offices are located within theatres.

There is active communication between the theatres and division management and corporate management, which allows management to react on a daily basis to revenue and staffing information. Division management provides guidance in scheduling, staffing, screen allocation and other operating decisions. Management personnel with UATC's marketing and concessions operations are also continually involved with theatre management to promote strong performance in those areas. This structure allows the theatre manager to focus solely on the daily operations of the theatre. A primary responsibility of the theatre manager is improving efficiency and managing costs at the local theatre level.

Corporate and divisional management assists in the daily operations of UATC's theatres by booking and settling films, training new and existing employees, setting admission and concessions pricing policies, selecting concession products, advertising theatres and showtimes, selecting new theatre sites and negotiating national purchasing contracts. Corporate management also assists in theatre development and construction and capital raising activities and provides cash management, accounting, tax and management information services.

UATC's reporting systems provide management and each theatre manager with daily, weekly and monthly operating reports for individual theatres. This allows management to monitor theatre manager performance and progress in attaining certain identifiable goals. UATC's computer system, installed in all of its theatres, allows UATC to centralize all theatre-level administrative functions at its two regional operating offices and corporate headquarters. The system allows regional and corporate management to monitor ticket revenue and concession sales on a daily basis. All accounting, reporting and management information systems are centralized at the corporate headquarters.

As of December 31, 1998, UATC employed approximately 10,000 employees, of whom approximately 1,200 were full-time. Approximately 30.6% of UATC's employees (substantially all of who are part-time employees who work in the theatres) are paid based on the applicable state and Federal minimum wage regulations. Approximately 125 employees (primarily consisting of film projectionists) are covered by two collective bargaining agreements.

SEASONALITY

UATC's theatrical results of operations are subject to seasonal fluctuations in theatre attendance, which corresponds to holiday school vacation periods and a greater availability of popular motion pictures during the period from Memorial Day through Labor Day and during the Easter, Thanksgiving and Christmas holiday seasons.

GOVERNMENT REGULATION

The distribution of motion pictures is regulated by Federal and state anti-trust laws and has been the subject of numerous anti-trust cases. Consent decrees resulting from one of the most significant cases, to which UATC was not a party, have an impact on the theatrical exhibition business. Those consent decrees bind certain major film distributors and require the films of such distributors to be offered and licensed to exhibitors, including UATC, on a theatre-by-theatre basis. Consequently, UATC cannot assure itself of a supply of films by entering into long-term agreements with major film distributors, but must compete for its film licenses on a film-by-film and theatre-by-theatre basis.

The Americans With Disabilities Act of 1990 ("ADA") and certain state statutes, among other things, require that places of public accommodation, including theatres (both existing and newly constructed), be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and reimbursement of plaintiff's attorneys' fees and expenses under certain circumstances. UATC has established a program to review and evaluate UATC's theatres and to make any changes that may be required by the ADA. In 1995, UATC settled the lawsuit styled CONNIE ARNOLD ET AL. VS. UATC, filed in 1991. This lawsuit involved allegations that certain of UATC's theatres lacked accessibility to persons with mobility disabilities in violation of the ADA. In the settlement agreement, UATC, the plaintiffs and the Department of Justice established standards of modifications that must be made to UATC's theatres throughout the United States to make them more accessible to persons with disabilities. UATC believes that the cost of complying with the ADA and the settlement agreement in the CONNIE ARNOLD case will not have a material adverse effect on UATC's financial position, liquidity or results of operations.

OTHER

UATC has not expended material amounts on research and development during the past three years.

There is no customer or affiliated group of customers to which sales are made in an amount that exceeds 10% of UATC's consolidated revenue.

Compliance with Federal, state and local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon UATC's financial position, liquidity or results of operations.

ITEM 2.  PROPERTIES

UATC leases its executive office located in Englewood, Colorado and certain of its regional operating and film booking offices. The following table summarizes the theatres operated by UATC at December 31, 1998:


                                                     Total Number    Total Number
                                                      of Theatres     of Screens
                                                     ------------    ------------
Owned and Operated Theatres:
     Owned                                                 9              39
     Leased:
       From third parties                                281           1,960
       From UAR and Prop I                                29             185
                                                       -----           -----
          Total owned and leased theatres                319           2,184
Managed theatres                                           4              11
                                                           -              --
          Total theatres operated                        323           2,195
                                                       -----           -----
                                                       -----           -----

Of the 319 owned and operated theatres, five theatres (11 screens) are held through a corporation that is owned 75% by UATC and four theatres (33 screens) are held by three partnerships, each owned 51% by UATC. The remaining owned and operated theatres are held directly by UATC or its wholly-owned subsidiaries. The managed theatres include four theatres (11 screens) located in the United States. As of December 31, 1998, UATC also had a 10% interest in two Asian theatre exhibition joint venture companies that operate four theatres (21 screens) in Singapore and Thailand.

UATC leases the land, building and equipment in the theatres owned by UAR and Prop I in accordance with two master affiliate leases. The UAR and Prop I master leases expire in 2003 and provide for options to extend the leases at UATC's option for up to an additional ten years.

UATC owns directly or through its subsidiaries substantially all of the theatre equipment used in its fee-owned theatres and theatres leased from unaffiliated third parties.

ITEM 3. LEGAL PROCEEDINGS

UATC is involved in various pending and threatened legal proceedings involving allegations concerning contract breaches, torts, employment matters, environmental issues, anti-trust violations, local tax disputes and miscellaneous other matters. In addition, there are other various claims against UATC relating to certain of the leases held by UATC. Although it is not possible to predict the outcome of these proceedings, UATC believes that such legal proceedings will not have a material adverse effect on UATC's financial position, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

There were no matters submitted to a vote of the security holder during the quarter ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

UATC's common stock is held entirely by the Parent and there is no market for the common stock.

UATC has not paid a cash dividend on its common stock during the past two years. UATC is restricted by certain debt covenants as to the amount of dividends that it can declare and pay on its common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data relating to the results of operations for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, and balance sheets as of December 31, 1998, 1997, 1996, 1995 and 1994 (dollars in millions, except revenue per weighted average operating theatre):


                                                                               Years Ended December 31,
                                                                               -------------------------
                                                             1998          1997*        1996*          1995*        1994
                                                            -----          ------       ------         ------       -----
SUMMARY OF OPERATIONS DATA:
Revenue                                                    $ 661.3          682.7        675.6          648.0       623.1
                                                           -------          -----        -----          -----       -----
                                                           -------          -----        -----          -----       -----
EBITDA (1)                                                 $  79.6           85.2         73.6           74.9        81.6
                                                           -------          -----        -----          -----       -----
                                                           -------          -----        -----          -----       -----
Depreciation and amortization                              $  51.1           56.3         71.4           65.4        63.1
                                                           -------          -----        -----          -----       -----
                                                           -------          -----        -----          -----       -----
Operating income before provision
  for asset impairments                                    $  28.5           28.9          2.2            9.5        18.5
                                                           -------          -----        -----          -----       -----
                                                           -------          -----        -----          -----       -----
Provision for asset impairments                            $  32.9           30.4          8.7           21.0          --
                                                           -------          -----        -----          -----       -----
                                                           -------          -----        -----          -----       -----
Operating income (loss)                                    $  (4.4)          (1.5)        (6.5)         (11.4)       18.5
                                                           -------          -----        -----          -----       -----
                                                           -------          -----        -----          -----       -----
Gain (loss) on disposition of assets                       $   0.2           21.9          1.3          (13.9)       (9.7)
                                                           -------          -----        -----          -----       -----
                                                           -------          -----        -----          -----       -----
Discontinued operations                                    $  19.5            5.3          1.4            0.6          --
                                                           -------          -----        -----          -----       -----
                                                           -------          -----        -----          -----       -----
Extraordinary loss                                         $  (7.9)            --           --             --          --
                                                           -------          -----        -----          -----       -----
                                                           -------          -----        -----          -----       -----
Net loss                                                   $ (65.0)         (27.8)       (46.6)         (68.9)      (27.9)
                                                           -------          -----        -----          -----       -----
                                                           -------          -----        -----          -----       -----
Net loss available to common stockholder                   $ (74.0)         (51.6)       (67.5)         (87.2)      (44.0)
                                                           -------          -----        -----          -----       -----
                                                           -------          -----        -----          -----       -----
Net loss available to common stockholder
  before provisions for impairments, gain (loss)
  on disposition of assets, discontinued
  operations, and extraordinary loss                       $ (13.9)         (37.8)       (58.7)         (51.7)      (34.3)
                                                           -------          -----        -----          -----       -----
                                                           -------          -----        -----          -----       -----
Capital expenditures                                       $ 115.4           65.8         65.8           89.3        47.0
                                                           -------          -----        -----          -----       -----
                                                           -------          -----        -----          -----       -----
BALANCE SHEET DATA AT YEAR END:
  Total assets                                             $ 568.2          506.0        548.1          594.2        602.6
                                                           -------          -----        -----          -----       -----
                                                           -------          -----        -----          -----       -----
  Total debt                                               $ 376.5          362.2        389.0          383.2        320.2
                                                           -------          -----        -----          -----       -----
                                                           -------          -----        -----          -----       -----
  Preferred stock
                                                           $    --          193.9        170.1          149.2       130.9
                                                           -------          -----        -----          -----       -----
                                                           -------          -----        -----          -----       -----
Weighted avg. operating screens(2)                           2,160          2,204        2,299          2,270       2,202
                                                           -------          -----        -----          -----       -----
                                                           -------          -----        -----          -----       -----
Weighted avg. operating theatres(2)                            327            354          395            409         414
                                                           -------          -----        -----          -----       -----
                                                           -------          -----        -----          -----       -----
Weighted avg. operating screens
  Per operating theatre                                        6.6            6.2          5.8            5.6         5.3
                                                           -------          -----        -----          -----       -----
                                                           -------          -----        -----          -----       -----
Revenue per weighted average
      operating theatre (000's)                            $ 2,022          1,929        1,710          1,584       1,505
                                                           -------          -----        -----          -----       -----
                                                           -------          -----        -----          -----       -----

(1) Earnings before interest, taxes, depreciation and amortization plus other non-recurring or non-cash operating credits or charges.
(2) Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.

*Restated to reflect the entertainment business center business segment as discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of UATC's financial condition and results of operations should be read in conjunction with UATC's Consolidated Financial Statements and related notes thereto. Such financial statements provide additional information regarding UATC's financial activities and condition.

                              RESULTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

The following table summarizes certain operating data of UATC's theatres (dollars in millions, except admissions per weighted average operating theatre, admissions per weighted average operating screen and concession sales per weighted average operating theatre):


                                                 Years Ended                        Years Ended
                                                 December 31,            %          December 31,              %
                                               ---------------       Increase     -----------------       Increase
                                               1998       1997*     (Decrease)     1997*      1996*      (Decrease)
                                               ----       -----      --------     ------      -----       ---------
Operating theatres (1)
Revenue:
   Admissions                                 $454.4        473.9      (4.1%)      473.9       466.5         1.6%
   Concession sales                            188.5        189.6      (0.6)       189.6       185.1         2.4
   Other                                        18.4         19.2      (4.2)        19.2        24.0       (20.0)
Operating expenses:
   Film rental and advertising expenses        248.5        262.5      (5.3)       262.5       257.2         2.1
   Concession costs                             28.0         30.2      (7.3)        30.2        29.3         3.1
   Other operating expenses:
     Personnel expense                          96.2         95.5       0.7         95.5        96.4        (0.9)
     Occupancy expense:
       Rent excluding sale and leaseback        77.7         77.4       0.4         77.4        74.6         3.8
       Sale and leaseback rentals               15.1         13.4      12.7         13.4        11.6        15.5
     Misc. operating expenses                   93.3         94.0      (0.7)        94.0        96.5        (2.6)
Weighted avg. operating theatres(2)              327          354      (7.6)         354         395       (10.4)
Weighted avg. operating screens(2)             2,160        2,204      (2.0)       2,204       2,299        (4.1)
Weighted avg. screens per
  avg. theatre                                   6.6          6.2       6.1          6.2         5.8         6.9
Admissions per weighted avg.
  operating theatre                       $1,389,602    1,338,701       3.8    1,338,701   1,181,013        13.4
Admissions per weighted avg.
  operating screen                          $210,370      215,018      (2.2)     215,018     202,914         6.0
Concession sales per weighted
  avg. operating theatre                    $576,453      535,593       7.6      535,593     468,608        14.3

(1) The operating theatres include revenue and expenses of all theatres operated by UATC that are more than 50% owned.
(2) Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.

*Restated to reflect the entertainment center business segment as discontinued operations.

      REVENUE FROM OPERATING THEATRES FOR THE YEAR ENDED DECEMBER 31, 1998
                  COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

ADMISSIONS: Admissions revenue decreased 4.1% during 1998 as compared to 1997. This decrease was primarily due to a 7.2% decline in attendance, partially offset by a 3.4% increase in the average ticket price. The decrease in attendance was primarily due to decreases in the number of weighted average theatres and screens operated, and the effect of new competitive theatre openings in certain areas. The increase in the average ticket price was primarily due to certain selective price increases in late 1997 and the summer of 1998. Admissions per weighted average operating theatre increased 3.8% during 1998, while admissions per weighted average operating screen decreased 2.2% during 1998. These admissions fluctuations were due primarily to the opening of several new theatres which have higher admissions and more screens per theatre, the sale or closure of several less productive theatres and the increases in ticket prices, partially offset by a decrease in average screen size and the increased number of total new screens in certain areas.

CONCESSION SALES: Concession sales revenue decreased 0.6% during 1998 as compared to 1997. This decrease was primarily due to the decreased attendance discussed above, partially offset by a 7.2% increased in the average concession sale per patron. Concession sales per weighted average operating theatre increased 7.6% during 1998 as compared to 1997. The increases in the average concession sale per patron and concession sales per weighted average operating theatre were primarily due to certain selective price increases during 1998, UATC's increased emphasis on sales staff training, the opening of several new theatres with more efficient concession operations and the sale or closure of several less productive theatres.

The following table sets forth the admissions and concession sales revenue for theatres operated throughout all of 1998 and 1997 (dollars in millions):


                                               Theatres     Screens        1998        1997     % Decrease
                                               --------     -------        ----        ----     ----------
Theatres operated throughout
   both periods                                   296        1,914
         Admissions                                                         $389.5     423.7       (8.1)%
         Concession sales                                                    160.7     168.5       (4.6)

This "same theatre" analysis eliminates the effect of new theatre openings, sales or closures during 1998 or 1997.

OTHER: Other revenue is derived primarily from on-screen advertising, revenue generated by the Satellite Theatre Network-TM-, electronic video games located in theatre lobbies, theatre rentals, and other miscellaneous sources. Other revenue decreased 4.2% during 1998 as compared to 1997 primarily as a result of UATC operating 7.6% fewer theatres and a 2.5% decrease in revenue from on-screen advertising and an 11.4% decrease in Satellite Theatre Network-TM- revenue.

      REVENUE FROM OPERATING THEATRES FOR THE YEAR ENDED DECEMBER 31, 1997
                  COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

ADMISSIONS: Admissions revenue increased 1.6% during 1997 as compared to 1996, despite a 10.4% decline in the average number of theatres operated. This increase was primarily due to a 7.0% increase in the average ticket price, partially offset by a 5.0% decrease in attendance. The increase in the average ticket price for 1997 was primarily due to an increase in the percentage of full priced tickets purchased and certain selective increases in ticket prices during 1997 and late 1996. The decrease in attendance for 1997 was primarily due to decreases in the number of weighted average theatres and screens operated during the year. Admissions per weighted average operating theatre and screen increased 13.4% and 6.0%, respectively, during 1997 as compared to 1996. These admissions increases were primarily due to an increase in the number of films released, the success of those films and the opening of several new theatres which have higher admissions per theatre and screen, the sale or closure of several less productive theatres, and the 1997 and late 1996 increases in ticket prices, partially offset by decreased attendance.

CONCESSION SALES: Concession sales revenue increased 2.4% during 1997 as compared to 1996. This increase was primarily due to a 7.8% increase in the average concession sale per patron, partially offset by the decreased attendance discussed above. Concession sales per weighted average operating theatre increased 14.3% during 1997 as compared to 1996. The increases in the average concession sale per patron and concession sales per weighted average operating theatre were primarily due to certain selective price increases during 1997 and late

1996, UATC's increased emphasis on sales staff training, the opening of several new theatres with more efficient concession operations, the sale or closure of several less productive theatres and the introduction of new concession menu items at certain theatres.

The following table sets forth the admissions and concession sales revenue for theatres operated throughout all of 1997 and 1996 (dollars in millions):


                                               Theatres     Screens        1997        1996     % Increase
                                               --------     -------        ----        ----     ----------
Theatres operated throughout
   both periods                                   312        1,922
         Admissions                                                         $412.1     410.8        0.3%
         Concession sales                                                    162.0     160.5        0.9


This "same theatre" analysis eliminates the effect of new theatre openings, sales or closures during 1997 or 1996.

OTHER: Other revenue decreased 20.0% during 1997 as compared to 1996 primarily as a result of UATC operating fewer weighted average operating theatres and a decrease in revenue from on-screen advertising.

            OPERATING EXPENSES FOR THE YEAR ENDED DECEMBER 31, 1998
                  COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

FILM RENTAL AND ADVERTISING EXPENSES: Film rental and advertising expenses decreased 5.3% during 1998 as compared to 1997. Film rental and advertising expenses as a percentage of admissions revenue were 54.7% for 1998 and 55.4% for 1997 primarily due to the reduced admissions revenues discussed above. The decrease in film rental and advertising expenses as a percentage of admissions revenue for 1998 was primarily due to the longer run of several major films released in late 1997 and during 1998. Typically, film rental as a percentage of admissions revenue increases when a higher percentage of a film's total admissions is collected in the opening weeks of a film's run.

CONCESSION COSTS: Concession costs include direct concession product costs and concession promotional expenses. Such costs decreased 7.3% during 1998 as compared to 1997 primarily due to the reduced concession sales discussed above. Concession costs as a percentage of concession sales were 14.9% for 1998 and 15.9% for 1997. The decrease in concession costs as a percentage of concessions revenue for 1998 was primarily due to the rebidding or restructuring of the product and distribution contracts associated with many of UATC's concession supply products and slightly lower promotional expenses.

PERSONNEL EXPENSE: Personnel expense includes the salary and wages of the theatre manager and all theatre staff, commissions on concession sales, payroll taxes and employee benefits. Personnel expense increased 0.7% during 1998 as compared to 1997. This increase in personnel expense in 1998 was primarily due to an increase in the Federal (and certain state) minimum wage in late 1997, which increased the average wage paid to theatre staff by 7.5% during 1998. This increase in the average wage rate was partially offset by the decrease in attendance discussed above, fewer weighted average operating theatres and screens and more efficient theatre staffing. Personnel expense as a percentage of admissions and concession sales revenue was 15.0% in 1998 and 14.4% for 1997, reflecting the effect of the higher minimum wage rate and only moderate concession and ticket price increases.

OCCUPANCY EXPENSE: UATC's typical theatre lease arrangement provides for a base rental as well as contingent rental that is a function of the underlying theatre's revenue over an agreed upon breakpoint. Total occupancy expense increased 2.2% during 1998 as compared to 1997. This increase in 1998 relates to higher rentals on newly opened theatres, partially offset by the decrease in the number of weighted average operating theatres. Occupancy expense includes non-cash charges relating to the effect of escalating leases which have been "straight lined" for accounting purposes of $4.0 million and $3.7 million for 1998 and 1997, respectively.

MISCELLANEOUS OPERATING EXPENSES: Miscellaneous operating expenses consist of utilities, repairs and maintenance, insurance, real estate and other taxes, supplies and other miscellaneous operating expenses. Miscellaneous operating expenses decreased 0.7% during 1998 as compared to 1997. This decrease in 1998 relates primarily to reductions in utility and insurance costs and fewer weighted average theatres, partially offset by slightly higher repairs and maintenance, supplies, and real estate taxes.

             OPERATING EXPENSES FOR THE YEAR ENDED DECEMBER 31, 1997
                  COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

FILM RENTAL AND ADVERTISING EXPENSES: Film rental and advertising expenses increased 2.1% during 1997 as compared to 1996 primarily due to the increased admissions revenue discussed above. Film rental and advertising expenses as a percentage of admissions revenue were 55.4% for 1997 and 55.1% for 1996. The increase in film rental and advertising expenses as a percentage of admissions revenue for 1997 was primarily due to the shorter run of several major films released in the second quarter of 1997, partially offset by slightly lower advertising expenses. Advertising expenses were lower as a result of more efficient buying of print advertising by UATC and distributors and to fewer number of theatres operated.

CONCESSION COSTS: Concession costs increased 3.1% during 1997 as compared to 1996 primarily due to the increased concession sales discussed above. Concession costs as a percentage of concession sales were 15.9% for 1997 and 15.8% for 1996. The slight increase in concession costs as a percentage of concession sales for 1997 was primarily due to an increase in the cost of certain commodity priced items such as corn seed and oil.

PERSONNEL EXPENSE: Personnel expense decreased 0.9% during 1997 as compared to 1996. This decrease in personnel expense in 1997 was primarily due to more efficient theatre staffing and fewer weighted average operating theatres, partially offset by the increases in the Federal (and certain state) minimum wage in late 1996 and late 1997. These minimum wage increases resulted in a 7.4% increase in the average hourly wage paid to theatre staff in 1997 versus 1996. Despite the increases in the Federal minimum wage in 1997 and 1996, personnel expense as a percentage of admissions and concession sales revenue decreased to 14.4% in 1997 from 14.8% in 1996. These improved payroll statistics relate to more efficient staffing and some increases in ticket and concession sales. UATC's personnel expense efficiencies have also been positively impacted by the closure or sale of several less efficient theatres and the opening of several new larger, more efficient multiplex theatres and reduced expenses for fringe benefits.

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

MISCELLANEOUS OPERATING EXPENSES: Miscellaneous operating expenses decreased 2.6% during 1997 as compared to 1996. This decrease in 1997 relates primarily to reduced utilities, repairs and maintenance and insurance associated with fewer weighted average theatres, partially offset by additional expenses associated with the Satellite Theatre Network-TM-.

         OTHER EXPENSES FOR THE YEARS ENDED DECEMBER 1998, 1997 AND 1996

GENERAL AND ADMINISTRATIVE EXPENSE AND RESTRUCTURING CHARGE

General and administrative expense consists primarily of costs associated with corporate theatre administrative and operating personnel, Satellite Theatre Network-TM- sales and marketing staff and other support functions located at UATC's corporate headquarters, two film booking and regional operating offices and 14 district theatre operations offices (generally located in theatres). At the end of 1996, UATC initiated a corporate restructuring plan intended to provide a higher level of focus on UATC's domestic theatrical business at a lower annual cost. As a result of this corporate restructuring plan which was substantially completed in January 1997, general and administrative expenses decreased $0.8 million for 1998 as compared to 1997 and $10.8 million for 1997 as compared to 1996. During 1997 and 1996, UATC recorded $0.8 million and $1.9 million, respectively, of restructuring charges relating to severance and other expenses related to UATC's corporate restructuring.

DEPRECIATION AND AMORTIZATION AND PROVISIONS FOR IMPAIRMENTS

Depreciation and amortization expense includes the depreciation of theatre buildings and equipment, the amortization of theatre lease costs and certain non-compete agreements. Depreciation and amortization decreased $5.2 million for 1998 as compared to 1997, and $15.1 million for 1997 as compared to 1996. These decreases were primarily due to lower amortization from non-compete agreements which were fully amortized during 1997 and changing the useful lives of certain assets during 1998, partially offset by increased depreciation on newly opened theatres. UATC recorded approximately $9.0 million and $24.0 million of amortization expense during

1997 and 1996, respectively, on non-compete agreements and certain other assets acquired as part of the Acquisition which were fully amortized in May 1997.

Provisions for impairments relates to non-cash charges for the differences between the historical book value of individual theatres (in some cases groups of theatres) and the discounted cash flow expected to be received from the operation or future sale of the individual theatre (or groups of theatres). UATC recorded non-cash provisions for asset impairments of $32.9 million, $30.4 million, and $8.7 million during the years ended December 31, 1998, 1997, and 1996, respectively.

OPERATING INCOME (LOSS)

UATC incurred operating losses of $4.4 million, $1.5 million and $6.5 million during 1998, 1997 and 1996, respectively. The increase in the operating loss during 1998 was primarily due to reduced revenue, partially offset by reduced general and administrative expenses and depreciation and amortization. The decrease in the operating loss during 1997 was primarily due to increased revenue, reduced general and administrative expenses and depreciation and amortization, partially offset by increased provisions for impairments.

INTEREST, NET

Interest, net decreased $6.4 million in 1998 as compared to 1997 and decreased $0.3 million in 1997 as compared to 1996. The 1998 decrease was primarily due to lower average debt balances as a result of the 1998 refinancing of UATC's senior secured notes with senior subordinated notes issued by the Parent. The 1997 decrease was primarily due to a slightly lower average outstanding debt balance. UATC capitalized $1.5 million of interest during 1998 to various construction projects.

GAIN ON DISPOSITION OF ASSETS, NET

In 1998, UATC sold the majority of its remaining international theatrical exhibition assets for $3.0 million of cash, $0.5 million of stock of the acquiring company and a $3.0 million note. In addition, UATC sold certain other operating theatres and non-operating real estate for which net cash proceeds of $7.0 million were received. In conjunction with these sales, UATC recognized $0.2 million of gains. During April 1997, UATC sold its 50% interest in a Hong Kong theatre company to its partner for approximately $17.5 million and during September 1997, UATC sold its theatre investments in Mexico and the majority of its theatre assets in Argentina for approximately $25.0 million. In addition, various non-strategic or underperforming operating theatres and real estate assets were sold for net cash proceeds of approximately $17.0 million. As a result of these 1997 sales UATC recognized $21.9 million of gains. During 1996, UATC sold certain theatres for which cash proceeds of $20.5 million were received and $1.3 million of gains were recognized.

INCOME TAX EXPENSE

Income tax expense consists of current state and Federal income taxes of UATC's is less than 80%-owned consolidated subsidiaries. On February 10, 1998, the Parent filed a private letter ruling with the Internal Revenue Service (the "IRS") requesting an extension of time to file a Section 197 election. This election allows for the amortization of various intangible assets over 15 years. On June 8, 1998, the IRS granted the Parent's request and, on August 6, 1998, the Parent filed a Section 197 election along with its amended 1993 income tax return. As the Parent and UATC had previously been amortizing certain intangible assets acquired as part of the Acquisition over a five year period, the effect of the Section 197 election was to reduce the Parent's and UATC's net operating loss carryforward and increase the basis of certain intangible assets, which will be amortized, and provide for future tax deductions. The Section 197 election also enabled the Parent to conclude the IRS audit for the years ending December 31, 1992, 1993 and 1994. As a result of the audit the net operating loss was reduced further by various items which were reclassified as Section 197 assets. These items will be amortized and will provide the Parent and UATC with additional future deductions. As UATC had fully reserved the deferred tax asset associated with its net operating loss carryforward, there is no financial statement impact associated with the reduction in its net operating loss carryforward. At December 31, 1998, UATC has a net operating loss carryforward of approximately $175.4 million. The Parent's income tax returns for the years ended December 31, 1995, 1996 and 1997 are currently being audited by the IRS. The outcome of this audit may reduce the amount of the Parent's and UATC's net operating loss carryforward and/or change the basis (and thus future tax depreciation) related to certain assets. The Parent and UATC believe that the result of the audit will not have a material adverse effect on their financial condition or results of operation.

DISCONTINUED OPERATIONS

During 1998, UATC established a plan to dispose of its entertainment center business operations. The net loss from the discontinued operations was $13.8 million, $5.3 million, and $1.4 million for 1998, 1997, and 1996, respectively. Included in the net loss from discontinued operations was interest expense of $1.1 million, $1.2 million, and $0.7 million for 1998, 1997, and 1996, respectively. The anticipated loss from disposition was $5.7 million during 1998 which represents future losses. Additionally, the net loss from discontinued operations included non-cash provisions for asset impairments is $10.2 million and $1.0 million for 1998 and 1997, respectively.

EXTRAORDINARY ITEM

As a result of the repayment of UATC's existing bank credit facility (the "Bank Credit Facility") and senior secured notes (the "Senior Secured Notes") during 1998, UATC recognized an extraordinary loss on the early extinguishment of debt of $7.9 million, consisting of a $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.3 million of unamortized deferred loan costs.

NET LOSS AVAILABLE TO COMMON STOCKHOLDER

UATC incurred a net loss available to common stockholder of $74.0 million compared to net losses available to common stockholder of $51.6 million and $67.5 million for 1997 and 1996 respectively. The increase in the 1998 net loss relates primarily to charges for the discontinuance of the entertainment center operations, the extraordinary expense for the early extinguishment of debt, and the gain on the disposition of assets during 1997. The decrease in the 1997 net loss relates primarily to the gain on the disposition of assets during 1997, partially offset by increased non-cash provisions for asset impairments and reduced operating results for the discontinued operations. Excluding these unusual items, the net losses available to common stockholders for 1998, 1997, and 1996 would have been as follows (dollars in millions):

                                                                          1998            1997            1996
                                                                          ----            ----            ----
         Net loss available to common stockholder...........          $  (74.0)          (51.6)          (67.5)
         Provisions for impairment..........................              32.9            30.4             8.7
         Gain on disposition of assets......................              (0.2)          (21.9)           (1.3)
         Discontinued operations............................              19.5             5.3             1.4
         Loss on early extinguishment of debt...............               7.9               -               -
                                                                          ----            ----            ----
                                                                      $  (13.9)          (37.8)          (58.7)
                                                                          ----            ----            ----
                                                                          ----            ----            ----

                         LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 1998, net cash provided by UATC's operating activities was $56.2 million. This net cash provided by operating activities in addition to $62.9 million of cash provided by financing activities and $2.7 million of cash on hand was used to fund $115.4 million of capital expenditures for 1997 and 1998 theatre openings and future projects and on-going maintenance expenditures and $6.4 million of other investing activities.

Substantially all of UATC's admissions and concession sales revenue is collected in cash. Due to the unfavorable interest rate spread between bank facility borrowings and cash investments, UATC seeks to use all of its available cash to repay its revolving bank borrowings and borrow under those facilities as cash is required. UATC benefits from the fact that film expenses (except for films that require advances) are usually paid 15 to 45 days after the admissions revenue is collected.

On April 21, 1998, the Parent completed the offering of $225.0 million of its 9.75% senior subordinated notes due April 15, 2008, and the offering of $50.0 million of its floating rate senior subordinated notes due October 15, 2007 (collectively, the "Senior Subordinated Notes"), and entered into a $450.0 million bank credit facility (the "New Bank Credit Facility") with a final maturity of April 21, 2007.

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

As a result of the repayment of the Bank Credit Facility and the redemption of the Senior Secured Notes, UATC recognized an extraordinary loss on the early extinguishment of debt during 1998 of $7.9 million, consisting of the $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.3 million of unamortized deferred loan costs.

On November 1, 1998, borrowings of approximately $45.7 million under the New Bank Credit Facility were used to repay and retire the Prop I mortgage notes. The annual interest savings attributable to the differential interest rates on the 11.15% Prop I mortgage notes and the current borrowing rate of approximately 8.0% will be approximately $1.5 million.

In December 1996, UATC initiated a new investment strategy that focuses on the development of new theatres and renovations (including stadium seating retrofits) and expansions of existing high revenue theatres in the U.S. where UATC has a significant operating presence. As part of this increased focus on its U.S. operations, UATC has restructured and realigned its corporate overhead functions and has sold substantially all of its international theatre exhibition investments. The proceeds received from the sale of international investments and corporate overhead savings were redeployed into new theatre developments and the renovation and expansion of existing key theatres in UATC's core areas of operation and used to repay existing debt.

As part of its strategic plan, UATC intends to continue to dispose of, through sale or lease terminations, certain of its non-strategic or underperforming operating theatres and real estate in the United States. Net proceeds, if any, from these increased disposition efforts are also expected to be used to repay existing debt or to be redeployed into the renovation and/or expansion of existing theatres and development of new, larger (in terms of screens), higher margin theatres. While there can be no assurance that such sales or lease termination efforts will be successful, negotiations are ongoing with respect to several theatres and parcels of real estate. During 1998, UATC closed or sold 32 theatres (137 screens). During 1998, UATC sold the majority of its remaining international theatrical exhibition assets for $3.0 million of cash, $0.5 million of stock in the acquiring company and a $3.0 million note. The note earns interest at various rates between 15% and 20%, and matures December 2001. The domestic theatres that were closed or sold were primarily smaller, older theatres that were not part of UATC's long term strategic plans or were underperforming.

In an effort to limit the amount of investment exposure on any one project, UATC typically develops theatre projects where both the land and building are leased through long-term operating leases. Where such lease transactions are unavailable, however, UATC will invest in the land and development of the entire theatre facility (fee owned) and then seek to enter into a sale and leaseback transaction. Regardless of whether the theatre is leased or fee owned, in most cases the equipment and other theatre fixtures are owned by UATC. During 1998, UATC invested approximately $7.1 million on five theatres (52 screens) which opened in 1997, $87.7 million on the development of 13 new theatres (157 screens) that opened in 1998, the addition of stadium seating to two theatres (22 screens), and the renovation of two existing theatres which opened during the period, and $1.0 million on construction of five new theatres (68 screens) and the renovation of three theatres (36 screens) expected to open during 1999 and $19.6 million on theatre point-of-sale systems, corporate computer systems and recurring maintenance on certain existing theatres.

In December 1995, UATC and UAR entered into a sale and leaseback transaction (the "1995 Sale and Leaseback") whereby the land and buildings underlying 27 of their operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. In conjunction with the 1995 Sale and Leaseback, the buyer of the properties issued certain publicly traded bonds. The lease of the properties by UATC required UATC to enter into a Participation Agreement that requires UATC to comply with certain covenants including limitations on indebtedness and restricted payments.

In November 1996, UATC entered into a sale and leaseback transaction whereby the building and land underlying three of its operating theatres and two theatres under development were sold to and leased back from an unaffiliated third party.

In December 1997, UATC entered into a sale and leaseback transaction (the "1997 Sale and Leaseback") whereby two theatres under development were sold to and leased back from an unaffiliated third party for approximately $18.1 million. At December 31, 1998, approximately $9.1 million of the sales proceeds were held in escrow and will be paid under the terms of the sale and leaseback to fund certain of the construction costs associated with the two theatres.

At December 31, 1998, UATC had entered into construction or lease agreements for five new theatres (68 screens), and for renovations and the addition of stadium seating to three existing theatres (36 screens) which UATC intends to open (or reopen) during 1999. UATC estimates that capital expenditures associated with these theatres and on-going theatre maintenance will aggregate approximately $39.0 million, exclusive of the cash received from the 1997 Sale and Leaseback. Such amounts relate only to projects in which UATC has executed a definitive lease and all significant lease contingencies have been satisfied. UATC expects additional capital expenditures to be made as UATC's internally generated available cash from improved operating results and proceeds from various asset sales becomes available. Because a significant portion of UATC's future capital spending plans relate to the renovation and/or expansion of existing key locations, the timing of such commitments and expenditures are much more flexible and thus can be matched to net cash provided by operating activities.

At December 31, 1998, UATC had approximately $365.3 million of indebtedness outstanding under its bank credit facility and approximately $83.0 million of unused revolving loan commitments thereunder (of which $4.1 million of which had been used for the issuance of letters of credit).

UATC is party to interest rate collar agreements on $225.0 million of floating rate debt which provide for a LIBOR interest rate cap ranging between 6% and 7 1/2% per annum and LIBOR interest rate floors ranging between 5 1/4% and 5 1/2% and expire at various dates through August 2001. The terms of the New Bank Credit Facility require UATC to obtain interest rate hedges on a certain portion of its indebtedness thereunder. Amounts paid to the counterparties to the interest rate collar agreements are recorded as an increase to interest expense and amounts received from the counterparties to the interest rate collar agreements are recorded as a reduction of interest expense.

The level of continued investing activities by UATC is dependent on, among other factors, its on-going operating liquidity and other sources of liquidity. One measure commonly used in the theatrical industry to measure operating liquidity is referred to as "Interest Coverage." Interest Coverage is the ratio of Operating Cash Flow (defined as EBITDA - earnings before interest, taxes, depreciation, amortization - plus other non-recurring or non-cash operating credits or charges) to interest expense (excluding amortization of deferred loan costs). Following is a calculation of Operating Cash Flow and Interest Coverage for each of the last three years, including a reconciliation of Operating Income to Operating Cash Flow. Additionally, information from the statements of cash flow is presented for each of the last three years in the following table (dollars in millions):


                                                                     1998         1997          1996
                                                                    -----        -----         -----
   Operating loss from continuing operations................      $  (4.4)        (1.5)         (6.5)
   Depreciation and amortization............................         51.1         56.3          71.4
   Provisions for asset impairments.........................         32.9         30.4           8.7
   Non-cash rent............................................          4.0          3.7           3.1
   Severance, litigation and restructuring expenses.........          0.3          0.8           1.9
                                                                    -----        -----         -----
     Operating Cash Flow....................................      $  83.9         89.7          78.6
                                                                    -----        -----         -----
                                                                    -----        -----         -----

   Interest Expense.........................................      $  31.2         35.7          35.4
                                                                    -----        -----         -----
                                                                    -----        -----         -----

   Interest Coverage Ratio..................................          2.7          2.5           2.2
                                                                    -----        -----         -----
                                                                    -----        -----         -----

Statements of Cash Flow Information:
  Net cash provided by operating activities.................      $  56.2         48.7          28.4
  Net cash used in investing activities.....................       (121.8)       (14.7)        (57.9)
  Net cash provided by (used in) financing
    activities..............................................         62.9        (33.0)          6.7
                                                                    -----        -----         -----
  Net cash flow.............................................      $  (2.7)         1.0         (22.8)
                                                                    -----        -----         -----
                                                                    -----        -----         -----

As shown above, UATC's Interest Coverage Ratio increased from 2.5 times for 1997 to 2.7 times for 1998 primarily due to decreased interest expense associated with the 1998 refinancing of UATC's Senior Subordinated Notes with the Parent's Senior Subordinated Notes. The Interest Coverage Ratio increased from 2.2 times for 1996 to 2.5 times for 1997 primarily due to increased Operating Cash Flow.

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

Another measure of liquidity is net cash provided by operating activities as set forth above. Net cash provided by operating activities was $56.2 million, $48.7 million and $28.4 million for 1998, 1997 and 1996, respectively. This measurement sets forth the net cash from the operations provided by UATC's operations which was available for UATC's liquidity needs after taking into consideration certain additional costs of doing business which are not reflected in the Operating Cash Flow calculations discussed above.

UATC believes that the net cash provided by operations and borrowings available under the New Bank Credit Facility will be sufficient to fund its future cash requirements. UATC expects that future cash requirements will principally be for repayments of indebtedness, working capital requirements and capital expenditures. UATC's future operating performance and ability to service its current indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond UATC's control. Additionally, UATC's ability to incur additional indebtedness may be limited by covenants contained in the Participation Agreement relating to the 1995 Sale and Leaseback discussed above.

                                      OTHER

UATC's revenues have been seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, the most successful motion pictures have been released during the summer extending from Memorial Day to Labor Day and the holiday season extending from Thanksgiving through year-end. The unexpected emergence of a hit film during other periods can alter this traditional trend. The timing of such film releases can have a significant effect on UATC's results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or for the same period in the following year.

Historically, the principal impact of inflation and changing prices upon UATC has been with respect to the construction of new theatres, the purchase of theatre equipment and the utility and labor costs incurred in connection with continuing theatre operations. Film rental fees, which are the largest operating expense incurred by UATC, are customarily paid as a percentage of admissions revenue and hence while the film rental fees may increase on an absolute basis the percentages are not directly affected by inflation. Inflation and changing prices have not had a significant impact on UATC's total revenues and results of operations.

                                    YEAR 2000

UATC has initiated a review of its internal information systems for potential year 2000 transition problems. There exists the possibility that some equipment reliant upon computer chips that have a date sensitive component will not operate correctly after December 31, 1999 and that system failures could occur. UATC's review encompasses this type of equipment, segmented into three broad areas: computer based systems in UATC's theatres; computer based systems at UATC's administrative offices; and products and services provided by outside vendors.

COMPUTER BASED SYSTEMS IN UATC'S THEATRES: UATC's theatres utilize a number of computerized systems that may encounter year 2000 problems. Some of the systems that experience year 2000 problems include the point-of-sale ("POS") system, the projection and sound system, the energy management system and other ancillary systems. The POS system records sales transactions, issues admission tickets and relays the daily operational information to UATC's corporate computer system. UATC initiated a plan to replace its outdated POS system in 1993. The new POS system has been tested and is expected to be year 2000 compliant. At December 31, 1998, replacement of UATC's POS system was approximately 50% complete. UATC expects that by December 31, 1999 all of its operating theatres will be equipped with the new POS system. If the new POS system were to malfunction or fail, manual backup systems currently in place at the theatres could be utilized.

Most all of the UATC's theatres are equipped with projection and sound systems and energy management systems which are automated. If either the projection and sound systems or energy management systems were to malfunction or fail as a result of a year 2000 problem, manual backup systems currently in place at the theatres could be utilized.

Certain theatres utilize other systems that may experience a malfunction or failure as a result of a year 2000 problem. These systems include elevators, escalators and fire and sprinkler systems. Failure of any of these systems should not be material to the operations of the theatres taken as a whole.

Computer based systems at UATC's administrative offices: UATC's corporate administrative offices utilize a number of computerized systems that may encounter year 2000 problems. The most significant of these systems are the financial information systems (i.e. general ledger, accounts payable, payroll and management information systems), and the telecommunications systems. During 1998 UATC purchased and implemented a new general ledger and accounts payable system. An upgrade to the existing payroll system will be implemented during 1999. These financial information systems have been tested and appear to be year 2000 compliant. A failure of any of these systems could impact the ability of UATC to provide accurate financial information. Such failure or malfunction could also delay payments to both vendors and employees. While manual systems of information gathering and monetary disbursements are available, these backup manual systems would be very expensive to utilize.

The telecommunications systems allow UATC to obtain the daily operational information for each of its theatres and to communicate with the theatres and all vendors and suppliers. The telecommunication systems have been tested and appears to be year 2000 compliant.

PRODUCTS AND SERVICES PROVIDED BY OUTSIDE VENDORS: UATC is very dependent upon products and services provided by outside vendors. Year 2000 compliance by these vendors is voluntary and outside of the control of UATC. The major products and services that UATC is dependent upon vendors for are film supply, concessions inventory and utilities. If any of these vendors were to experience year 2000 problems, that could result in material and adverse consequences for UATC. UATC has been advised by its major vendors that they expect to be year 2000 compliant.

UATC is very dependent upon the banking industry for depositing daily cash receipts and making vendor and payroll disbursements. UATC primarily utilizes large, national banks and generally anticipates no material and adverse year 2000 problems by then. If, however, the banking industry were to experience year 2000 problems, that could result in material and adverse consequences for UATC.

Although this review is still in progress, UATC believes that conversion requirements will not result in significant disruption of UATC's business operations or have a material adverse effect on its future liquidity or results of operations. UATC's cost associated with year 2000 upgrades and preventative measures is expected to be less than $0.5 million. At December 31, 1998, approximately $0.1 million had been spent on year 2000 compliance by UATC.

                          NEW ACCOUNTING PRONOUNCEMENTS

During 1998, the Emerging Issues Task Force (EITF) released No. 97-10, The Effect of Leasee Involvement in Asset Construction. Issue No. 97-10 is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased to the lessee when construction of the asset is completed. In certain construction projects, UATC is responsible for directly paying project costs that are in excess of an agreed upon amount to be paid for by the owner-lessor. Generally, these project costs paid by UATC include elements that are considered to be structural in nature as defined by Issue No. 97-10. As a result, UATC believes it would be considered the owner of these projects during construction. The consensus reached in Issue No. 97-10 applies to construction projects committed to after May 21, 1998 and also to those projects that were committed to on May 21, 1998 if construction does not commence by December 31, 1999. Unless UATC changes the manner in which it contracts for the construction of theatres, UATC believes that Issue No. 97-10 will require certain of its future operating leases to be recorded as lease financing obligations. UATC is in the process of evaluating the impact of Issue No. 97-10 on its consolidated financial position, results of operation and cash flows.

During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. The Statement expands the definition of derivatives and requires that derivative instruments be recorded at fair market value on the balance sheet and changes in the fair value be recognized in the calculation of net income unless specific hedge accounting criteria are met. Qualifying financial instruments to which UATC is a party include borrowings under the New Bank Credit Facility, interest rate swap agreements and interest rate collar agreements. The effective date for SFAS No. 133 is for fiscal years beginning after June 15, 1999. UATC has not quantified the impact of adopting SFAS No. 133 on its financial position, results of operation or cash flow and has not determined the timing of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in net income and comprehensive income.

During 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), Reporting on Internal Use Software and Statement of Position 98-5 ("SOP 98-5") Reporting on Start-up Costs. SOP 98-1 provides guidance on accounting for the cost of computer software obtained for internal use and requires that certain costs of internally generated computer software be capitalized rather than expensed. SOP 98-5 requires that entities expense the costs of start-up activities as they are incurred. The effective date for SOP 98-1 and SOP 98-5 is for fiscal years beginning after December 15, 1998. Adoption of SOP 98-1 and SOP 98-5 is not expected to materially effect UATC's consolidated financial position, results of operation or cash flow.

During 1998, FASB issued Statement of Financial Accounting Standard No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information. SFAS 131 requires new disclosures of certain operation segments. The effective date for SFAS 131 is for fiscal years beginning after December 15, 1997.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

UATC is subject to market risk associated with changes in interest rates on its debt obligations. UATC manages its interest rate risk through a combination of fixed and floating rate debt obligations and by selectively entering into interest rate cap and interest rate collar agreements. The table presented below provides information about UATC's financial instruments that are sensitive to changes in interest rates (amounts in millions):

                                                                                                             FAIR
                              1999      2000      2001     2002     2003      THEREAFTER       TOTAL        VALUE
                              ----      ----      ----     ----     ----      ----------       -----       --------
Long-Term Debt
  Fixed Rate                  $2.9      2.9       1.2       0.4      0.4          3.4            11.2          11.2
  Avg. Interest Rate           9.4%     9.4       8.9       7.8      7.8          7.8             8.7

  Floating Rate               $3.5      3.5       5.6      15.8     23.8        313.1           365.3         365.3
  Avg. Interest Rate          (1)       (1)       (1)       (1)      (1)          (1)            (1)
Interest Rate Collars
  (notional amount)          $75.0       -       150.0       -        -            -            225.0          (3.1)
Avg. Interest Rate
  Interest Rate Cap           (2)       (2)       (2)       (2)      (2)          (2)            (2)
  Interest Rate Floor         (3)       (3)       (3)       (3)      (3)          (3)            (3)



(1)  The weighted average floating interest rate at December 31, 1998 was 8.3%.

(2) The average interest rate cap was 6.5% through July 1999 and 6.0% through August 2001.

(3) The average interest rate floor was 5.4% through July 1999 and 5.5% through August 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of UATC are filed under this item beginning on page 26.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO UNITED ARTISTS THEATRE CIRCUIT, INC.:

We have audited the accompanying consolidated balance sheets of United Artists Theatre Circuit, Inc. and subsidiaries ("UATC") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flow for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of UATC's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Artists Theatre Circuit, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flow for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



                                          ARTHUR ANDERSEN LLP


Denver, Colorado
March 31, 1999

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                              (Amounts in Millions)

                                  ASSETS                                                            December 31,
                                                                                           -----------------------------
                                                                                             1998                 1997*
                                                                                           --------             --------
Current assets:
  Cash and cash equivalents.............................................................   $   7.9                10.6
  Receivables, net:
    Notes...............................................................................       2.4                 0.9
    Other...............................................................................      18.0                13.5
                                                                                           --------             --------
                                                                                              20.4                14.4

  Prepaid expenses and concession inventory..............................................     15.2                18.4
  Other assets...........................................................................      0.6                 0.3
                                                                                           --------             --------
    Total current assets.................................................................     44.1                43.7

  Investments and related receivables....................................................      8.3                15.4
  Property and equipment, at cost (note 14):
    Land.................................................................................     20.6                26.0
    Theatre buildings, equipment and other...............................................    538.0               443.8
                                                                                           --------             --------
                                                                                             558.6               469.8
    Less accumulated depreciation and
      amortization (note 5)..............................................................   (200.1)             (162.2)
                                                                                           --------             --------
                                                                                             358.5               307.6
  Intangible assets, net (note 14).......................................................     81.3               101.5
  Assets held for sale - discontinued
      operations (note 15)...............................................................      3.1                13.7
  Other assets, net (note 2).............................................................     72.9                24.1
                                                                                           --------             --------
                                                                                           $ 568.2               506.0
                                                                                           --------             --------
                                                                                           --------             --------
                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
  Accounts Payable:
    Film rentals.........................................................................  $  28.7                29.8
    Other................................................................................     65.0                57.2
                                                                                           --------             --------
                                                                                              93.7                87.0
  Accrued liabilities:
    Salaries and wages...................................................................      6.1                 6.7
    Interest.............................................................................      2.3                 5.0
    Other................................................................................     30.1                16.9
                                                                                           --------             --------
                                                                                              38.5                28.6
  Current portion of long-term debt (notes 2 and 7)......................................      6.2                32.3
                                                                                           --------             --------
    Total current liabilities............................................................    138.4               147.9
Other liabilities........................................................................     29.7                30.2
Debt (notes 2 and 7).....................................................................    370.3               329.9
Liabilities related to discontinued
      operations (note 15)...............................................................      4.9                   -
                                                                                           --------             --------
    Total liabilities....................................................................    543.3               508.0
Minority interests in equity of
  consolidated subsidiaries..............................................................      5.6                 7.2
Stockholder's equity (deficit) (note 2):
  Preferred stock (note 9)...............................................................      -                 193.9
  Common stock (note 10).................................................................      -                   -
  Additional paid-in capital.............................................................    318.0                29.0
  Accumulated deficit....................................................................   (295.3)             (230.3)
  Cumulative foreign currency translation adjustment.....................................      -                  (0.4)
  Intercompany account ..................................................................     (3.4)               (1.4)
                                                                                           --------             --------
    Total stockholder's equity (deficit).................................................     19.3                (9.2)
                                                                                           --------             --------
                                                                                           $ 568.2               506.0
                                                                                           --------             --------
                                                                                           --------             --------

*Restated

See accompanying notes to consolidated financial statements.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES


                      Consolidated Statements of Operations
                             (Amounts in Millions)

                                                                               Years Ended December 31,
                                                                       -------------------------------------
                                                                        1998            1997*         1996*
                                                                       ------           ------        ------
Revenue:
    Admissions.....................................................   $ 454.4            473.9         466.5
    Concession sales...............................................     188.5            189.6         185.1
    Other..........................................................      18.4             19.2          24.0
                                                                       ------           ------        ------
                                                                        661.3            682.7         675.6
                                                                       ------           ------        ------

Costs and expenses:
    Film rental and advertising expenses...........................     248.5            262.5         257.2
    Direct concession costs........................................      28.0             30.2          29.3
    Other operating expenses ......................................     259.7            257.3         257.5
    Sale and leaseback rentals (note 3)............................      15.1             13.4          11.6
    Affiliate lease rentals (note 11)..............................       7.5              9.6          10.0
    General and administrative (notes 11
      and 13)......................................................      22.9             23.7          34.5
    Restructuring charge (note 12).................................       -                0.8           1.9
    Depreciation and amortization (note 5).........................      51.1             56.3          71.4
    Provisions for impairment (note 14)............................      32.9             30.4           8.7
                                                                       ------           ------        ------
                                                                        665.7            684.2         682.1
                                                                       ------           ------        ------
       Operating loss from continuing operations...................      (4.4)            (1.5)         (6.5)

Other income (expense):
    Interest, net (notes 2, 7 and 11):
       Interest expense............................................     (31.2)           (35.7)        (35.4)
       Amortization of deferred loan costs.........................      (1.1)            (2.1)         (2.2)
       Interest income.............................................       2.8              1.9           1.4
                                                                       ------           ------        ------
                                                                        (29.5)           (35.9)        (36.2)
    Gain on disposition of assets, net (note 16)...................       0.2             21.9           1.3
    Share of losses of affiliates, net.............................      (0.3)            (1.6)         (0.5)
    Minority interests in earnings of consolidated subsidiaries....      (1.3)            (1.3)         (0.8)
    Other, net.....................................................      (1.7)            (2.6)         (1.4)
                                                                       ------           ------        ------
                                                                        (32.6)           (19.5)        (37.6)
                                                                       ------           ------        ------
    Loss from continuing operations before income tax
      expenses, discontinued operations and extraordinary item.....     (37.0)           (21.0)        (44.1)
Income tax expense (note 17).......................................     ( 0.6)            (1.5)         (1.1)
                                                                       ------           ------        ------
    Loss from continuing operations................................     (37.6)           (22.5)        (45.2)
Discontinued operations (note 15)..................................     (19.5)            (5.3)         (1.4)
                                                                       ------           ------        ------
    Loss before extraordinary item.................................     (57.1)           (27.8)        (46.6)
Extraordinary item - loss on early
  extinguishment of debt (note 2)..................................      (7.9)               -             -
                                                                       ------           ------        ------
    Net loss.......................................................     (65.0)           (27.8)        (46.6)
Dividend on preferred stock (note 9)...............................      (9.0)           (23.8)        (20.9)
                                                                       ------           ------        ------
    Net loss available to common stockholder.......................   $ (74.0)           (51.6)        (67.5)
                                                                       ------           ------        ------
                                                                       ------           ------        ------

* Restated

See accompanying notes to consolidated financial statements

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

            Consolidated Statements of Stockholder's Equity (Deficit)
                              (Amounts in Millions)

                                                                                                        Cumulative
                                                                                                      foreign currency
                                                 Preferred  Common       Additional     Accumulated    translation
                                                   stock    stock     paid-in capital     deficit       adjustment
                                                 ---------  ------    ---------------   -----------   ----------------
Balance at January 1, 1996......................  $ 149.2      -           73.7           (155.9)         (0.1)
  Accretion of dividends on preferred stock.....     20.9      -          (20.9)             -              -
  Net increase in intercompany account..........      -        -            -                -              -
  Foreign currency translation adjustment.......      -        -            -                -            (0.4)
  Net loss......................................      -        -            -              (46.6)           -
                                                 ---------  ------    ---------------   -----------   ----------------
Balance at December 31, 1996....................    170.1      -           52.8           (202.5)         (0.5)
  Accretion of dividends on preferred stock.....     23.8      -          (23.8)             -              -
  Net decrease in intercompany account..........      -        -            -                -              -
  Foreign currency translation adjustment.......      -        -            -                -             0.1
  Net loss......................................      -        -            -              (27.8)           -
                                                 ---------  ------    ---------------   -----------   ----------------
Balance at December 31, 1997....................    193.9      -           29.0           (230.3)         (0.4)
  Accretion of dividends on preferred stock.....      9.0      -           (9.0)             -              -
  Dividend to parent............................      -        -          (13.0)             -              -
  Equity contribution...........................      -        -          108.1              -              -
  Conversion of preferred stock.................   (202.9)     -          202.9              -              -
Net decrease in intercompany account............      -        -            -                -              -
  Foreign currency translation adjustment.......      -        -            -                -             0.4
  Net loss......................................      -        -            -              (65.0)           -
                                                 ---------  ------    ---------------   -----------   ----------------
Balance at December 31, 1998....................  $   -        -          318.0           (295.3)           -
                                                 ---------  ------    ---------------   -----------   ----------------
                                                 ---------  ------    ---------------   -----------   ----------------

                                                                              Total
                                                        Intercompany       stockholder's
                                                           account       equity (deficit)
                                                        ------------     ----------------
Balance at January 1, 1996......................            0.2               67.1
  Accretion of dividends on preferred stock.....             -                  -
  Net increase in intercompany account..........            0.4                0.4
  Foreign currency translation adjustment.......             -                (0.4)
  Net loss......................................             -               (46.6)
                                                        ------------     ----------------
Balance at December 31, 1996....................            0.6               20.5
  Accretion of dividends on preferred stock.....             -                  -
  Net decrease in intercompany account..........           (2.0)              (2.0)
  Foreign currency translation adjustment.......             -                 0.1
  Net loss......................................             -               (27.8)
                                                        ------------     ----------------
Balance at December 31, 1997....................           (1.4)              (9.2)
  Accretion of dividends on preferred stock.....                                -
  Dividend to parent............................             -               (13.0)
  Equity contribution...........................             -               108.1
  Conversion of preferred stock.................             -                  -
Net decrease in intercompany account............           (2.0)              (2.0)
  Foreign currency translation adjustment.......             -                 0.4
  Net loss......................................             -               (65.0)
                                                        ------------     ----------------
Balance at December 31, 1998....................          (3.4)               19.3
                                                        ------------     ----------------
                                                        ------------     ----------------


   See accompanying notes to consolidated financial statements.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flow
                             (Amounts in Millions)

                                                                                        Years Ended December 31,
                                                                                 -----------------------------------
                                                                                  1998          1997*         1996*
                                                                                 ------        ------        -------
Net cash provided by operating activities..................................     $  56.2          48.7          28.4
                                                                                 ------        ------        -------

Cash flow from investing activities:
   Capital expenditures....................................................      (115.4)        (65.8)        (65.8)
   Increase in receivable from sale and
     leaseback escrow......................................................       (11.0)        (12.8)        (19.5)
   Proceeds from sale and leaseback transaction
     and escrow............................................................         2.7          23.2          22.9
   Proceeds from disposition of assets, net................................         7.0          59.5          20.5
   Change in investments and receivables from
     theatre joint ventures, net...........................................         2.7         (18.3)        (14.3)
   Other, net..............................................................        (7.8)         (0.5)         (1.7)
                                                                                 ------        ------        -------
    Net cash used in investing activities..................................      (121.8)        (14.7)        (57.9)
                                                                                 ------        ------        -------

Cash flow from financing activities:
   Equity contribution by Parent...........................................       108.1           -             -
   Dividend to Parent......................................................       (13.0)          -             -
   Debt borrowings.........................................................       630.6         150.9         129.8
   Debt repayments.........................................................      (500.1)       (179.2)       (126.3)
   Repurchase of senior secured notes......................................      (128.6)          -             -
   Increase (decrease) in intercompany account.............................        (2.0)         (2.0)          0.4
   Increase (decrease) in cash overdraft...................................        10.5          (2.8)          6.2
   (Increase) decrease in related party
     receivables...........................................................       (41.5)          0.4          (2.8)
   Other, net..............................................................        (1.1)         (0.3)         (0.6)
                                                                                 ------        ------        --------
    Net cash provided by (used in) financing
     activities............................................................        62.9         (33.0)          6.7
                                                                                 ------        ------        --------

    Net increase (decrease) in cash and cash
     equivalents...........................................................        (2.7)          1.0         (22.8)

Cash and cash equivalents:
   Beginning of period.....................................................        10.6           9.6          32.4
                                                                                 ------        ------        --------
   End of period ..........................................................     $   7.9          10.6           9.6
                                                                                 ------        ------        --------
                                                                                 ------        ------        --------
Reconciliation of net loss to net cash provided by
     operating activities:
   Net loss................................................................     $ (65.0)        (27.8)        (46.6)
   Non-cash expense associated with
     discontinued operations...............................................        16.0           2.7           0.7
   Extraordinary item......................................................         7.9           -             -
   Effect of leases with escalating minimum
     annual rentals........................................................         4.0           3.7           3.1
   Depreciation and amortization...........................................        51.1          56.3          71.4
   Provision for impairment................................................        32.9          30.4           8.7
   Gain on disposition of assets, net......................................        (0.2)        (21.9)         (1.3)
   Share of losses of affiliates, net......................................         0.3           1.6           0.5
   Minority interests in earnings of
     consolidated subsidiaries.............................................         1.3           1.3           0.8
   Change in assets and liabilities:
    Receivables............................................................         5.1           2.3          (4.7)
    Prepaid expenses and concession inventory..............................         2.5          (3.0)          4.0
    Other assets...........................................................        (0.5)          1.6           1.1
    Accounts payable.......................................................         7.6           3.2          (8.4)
    Accrued and other liabilities..........................................        (6.8)         (1.7)         (0.9)
                                                                                 ------        ------        --------
Net cash provided by operating activities..................................     $  56.2          48.7          28.4
                                                                                 ------        ------        --------
                                                                                 ------        ------        --------

*Restated

  See accompanying notes to consolidated financial statements.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

(1)      ORGANIZATION

         On May 12, 1992, United Artists Theatre Circuit, Inc. and substantially all of its then existing subsidiaries ("UATC") were acquired (the "Acquisition") by United Artists Theatre Company (the "Parent") from an indirect subsidiary of Tele-Communications, Inc. ("TCI"). The Parent is owned by an investment fund managed by affiliates of Merrill Lynch Capital Partners, Inc., ("MLCP") and certain institutional investors (collectively the "Non-Management Investors"), certain institutional investors and certain members of UATC's management.

         In addition to owning all of the outstanding capital stock of UATC, the Parent also owns all of the outstanding capital stock of United Artists Realty Company ("UAR"). UAR and its subsidiary United Artists Properties I Corp. ("Prop I") are the owners and lessors of certain operating theatre properties leased to and operated by UATC. Prior to December 13, 1995, UAR's other subsidiary, United Artists Properties II Corp. ("Prop II") was also the owner and lessor of certain theatre properties leased to and operated by UATC.

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

         Included in the New Bank Credit Facility was a delayed draw term loan that was used to facilitate the repayment of certain Prop I mortgage notes upon their maturity. On November 1, 1998, approximately $45.7 million of this delayed draw facility was used to repay and retire these Prop I mortgage notes. (See Note 7, Debt.)

         The net proceeds from the offering of the Senior Subordinated Notes in excess of the redemption value of the Parent's preferred stock (approximately $108.1 million) was contributed to UATC as additional common equity by the Parent. Additionally, UATC's preferred stock (which was held by the Parent) was converted into additional common equity.

         As a result of the repayment of the Bank Credit Facility and redemption of the Senior Secured Notes, UATC recognized an extraordinary loss on the early extinguishment of debt during 1998 of approximately $7.9 million, consisting of the $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.3 million of unamortized deferred loan costs.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL
                              STATEMENTS, CONTINUED

(3)      SALE AND LEASEBACK TRANSACTIONS

         In December 1995, UATC and UAR entered into a sale and leaseback transaction (the "1995 Sale and Leaseback") whereby the buildings and land underlying 27 of their operating theatres and four theatres under development were sold to and leased back from the 1995-A United Artists Pass Through Trust (the "Pass Through Trust"), an unaffiliated third party. The 1995 Sale and Leaseback requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. The lease of the properties by UATC requires UATC to enter into a Participation Agreement that requires UATC to comply with certain covenants including limitations on indebtedness and restrictions on payments.

         In November 1996, UATC entered into a sale and leaseback transaction whereby the buildings and land underlying three of its operating theatres and two theatres under development were sold to and leased back from an unaffiliated third party. The lease has a term of 20 years and nine months with options to extend for an additional 10 years.

         In December 1997, UATC entered into a sale and leaseback transaction whereby two theatres under development were sold to and leased back from an unaffiliated third party for approximately $18.1 million. At December 31, 1998, approximately $9.1 million of the sales proceeds were deposited into an escrow account and are to be paid under the terms of the sale and leaseback to fund certain of the construction costs associated with the two theatres. The lease has a term of 22 years with options to extend for an additional 10 years.

(4)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      PRINCIPLES OF CONSOLIDATION
                  The consolidated financial statements include the accounts of UATC and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         (b)      NATURE OF OPERATIONS
                  UATC is principally engaged in the operation of motion picture theatres.

         (c)      CASH AND CASH EQUIVALENTS
                  UATC considers investments with initial maturities of three months or less to be cash equivalents.

         (d)      INVESTMENTS
                  Investments in which UATC's ownership is 20% to 50% are accounted for using the equity method. Under this method, the investment, originally recorded at cost, is adjusted to recognize dividends received and UATC's share of net earnings or losses of the investee as they occur. Investments in which UATC's ownership is less than 20% are accounted for using the cost method. Under this method, the investments are recorded at cost and any dividends received are recorded as income.

         (e)      PROPERTY AND EQUIPMENT
                  Property and equipment are stated at cost, including acquisition costs allocated to tangible assets acquired. Construction costs, including applicable direct overhead and interest, are capitalized. During the year ended December 31, 1998, UATC capitalized $1.5 million of interest related to its various construction projects. Repairs and maintenance are charged to operations.

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

         (f)      INTANGIBLE ASSETS
                  Intangible assets consist of theatre lease acquisition costs and non-compete agreements. Amortization of theatre lease acquisition costs and non-compete agreements is calculated on a straight-line basis over the terms of the underlying leases including certain renewal periods (weighted average life of approximately 17 years) and non-compete agreements (primarily 5 years). Intangible assets and related accumulated amortization are summarized as follows (amounts in millions):


                                                                                    December 31,
                                                                             -------------------------
                                                                                1998            1997
                                                                             ----------      ---------
                  Theatre lease acquisition costs...................        $  145.5            156.9

                  Non-compete agreements............................             -                3.0
                                                                             ----------      ---------
                                                                               145.5            159.9
                  Accumulated amortization..........................           (64.2)           (58.4)
                                                                             ----------      ---------
                                                                            $   81.3            101.5
                                                                             ----------      ---------
                                                                             ----------      ---------

         (g)      OTHER ASSETS
                  Other assets primarily consist of deferred loan costs, long term receivables and other assets. Amortization of the deferred loan costs is calculated on a straight-line basis over the terms of the underlying loan agreements (average life of approximately seven years) and is included as a component of interest expense. Amortization of the deferred acquisition costs is calculated on a straight line basis over five years. Other assets and related accumulated amortization are summarized as follows (amounts in millions):

                                                                                 December 31,
                                                                            ----------------------
                                                                              1998          1997
                                                                            --------      --------
                  Deferred loan costs...............................        $  7.0          14.9
                  Long term receivablefrom UAR .....................          60.1          17.6
                  Other long term receivables ......................           6.0           0.3
                  Other.............................................           0.4           1.2
                                                                            --------      --------
                                                                              73.5          34.0
                  Accumulated amortization..........................          (0.6)         (9.9)
                                                                            --------      --------
                                                                            $ 72.9          24.1
                                                                            --------      --------
                                                                            --------      --------

         (h)      OPERATING COSTS AND EXPENSES
                  Film rental and advertising expenses include film rental and co-op and directory advertising costs. Film advertising costs are expensed as incurred. Direct concession costs include direct concession product costs and concession promotional expenses. Concession promotional expenses are expensed as incurred. Other operating expenses include joint facility costs such as employee costs, theatre rental and utilities, which are common to both ticket sales and concession operations. As such, other operating expenses are reported as a combined amount as the allocation of such costs to exhibition and concession activities would be arbitrary and not meaningful. Rental expense for operating leases which provide for escalating minimum annual rentals during the term of the lease are accounted for on a straight-line basis over the terms of the underlying leases.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL
                              STATEMENTS, CONTINUED


(4)               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

                  (i)      ESTIMATES
                           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  (j)      RECLASSIFICATION
                           Certain prior year amounts have been
                           reclassified for comparability with the 1998 presentation.

(5)      CHANGE IN ESTIMATED USEFUL LIVES

         During 1998, UATC revised the estimated useful lives of certain equipment and leasehold improvements to more closely reflect the actual lives of these assets. The effect of this change in estimated useful lives was to decrease depreciation and amortization expense for the year ended December 31, 1998 by approximately $2.9 million.

(6)      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Cash payments for interest for the years ended December 31, 1998, 1997 and 1996, were $35.3 million, $36.3 million, and $37.3 million, respectively.

         Cash payments by certain less than 80% owned entities for income taxes for the years ended December 31, 1998, 1997 and 1996, were $1.8 million, $1.4 million, and $1.2 million, respectively.

         UATC accrued $9.0 million, $23.8 million and $20.9 million of dividends during the years ended December 31, 1998, 1997 and 1996, respectively, on its preferred stock (see note 9).

         During 1998, 1997 and 1996, UATC incurred $0.7 million, $1.1 million and $1.4 million, respectively, of capital lease obligations relating to new equipment.

(7)      DEBT

         Debt is summarized as follows (amount in millions):


                                                                          December 31, 1998       December 31, 1997
                                                                          -----------------       -----------------
                           New Bank Credit Facility (a)..................   $    365.3                      -
                           Bank Credit Facility (b)......................          -                      226.5
                           Senior Secured Notes (b)......................          -                      125.0
                           Other (c).....................................         11.2                     10.7
                                                                                 -----                    -----
                                                                                 376.5                    362.2

                           Less current position.........................         (6.2)                   (32.3)
                                                                                 -----                    -----
                                                                            $    370.3                    329.9
                                                                                 -----                    -----
                                                                                 -----                    -----

                  (a) The New Bank Credit Facility provides for delayed draw term loans aggregating $350.0 million (the "Term Loans") and a reducing revolving loan and standby letters of credit aggregating $100.0 million (the "Revolving Facility"). The Term Loans consist of the

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL
                              STATEMENTS, CONTINUED


(7)      DEBT, CONTINUED

                  following (i) a $70.0 million delayed draw term loan (the "Tranche A Term Loan"); (ii) a $118.0 million delayed draw term loan (the "Tranche B Term Loan"); and (iii) a $162.0 million delayed draw term loan (the "Tranche C Term Loan"). All of the term loans were fully funded at December 31, 1998.

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

                  The New Bank Credit Facility is guaranteed, on a joint and several basis, by UATC and by certain of the Parent's other subsidiaries, those being UAR and Prop I. The New Bank Credit Facility is secured by, among other things, the capital stock of UATC, UAR, Prop I and certain other subsidiaries of the Parent and UATC and by an intercompany note from UATC to the Parent established with respect to borrowings by UATC from the Parent.

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

         (c) Other debt at December 31, 1998, consists of various term loans, mortgage notes, capital leases and other borrowings. This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through March 1, 2006.

          At December 31, 1998, UATC was party to interest rate collar agreements on $225.0 million of floating rate debt which provide for a LIBOR interest rate cap ranging between 6% and 7 1/2% and LIBOR interest rate floors ranging between 5 1/4% and 5 1/2% that expire at various dates through August 2001. UATC is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements. As UATC has historically received payments relating to its various interest hedge agreements, it does not anticipate such non-performance in the future. Amounts paid to the counterparties to the interest collar agreements are recorded as an increase to interest expense and amounts received from the counterparties to the interest rate collar agreements are recorded as a reduction of interest expense.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL
                              STATEMENTS, CONTINUED


(7)       DEBT, CONTINUED

          At December 31, 1998, the Parent had approximately $83.0 million of Revolving Facility commitments, $4.1 million of which has been used for the issuance of letters of credit. The Parent pays commitment fees of 1/2% per annum on the average unused commitments.

          The primary source of principal and interest payments related to the New Bank Credit Facility and the Senior Subordinate Notes will come from payments by UATC to the Parent. The amount of payments by UATC to the Parent may be limited from time to time by covenants included in the Participation Agreement relating to the 1995 Sale and Leaseback. See Note (3), Sale and Leaseback Transactions.

          Annual maturities of debt for each of the next five years and thereafter are summarized as follows (amounts in millions):

                           1999................................................   $  6.4
                           2000................................................      6.4
                           2001................................................      6.8
                           2002................................................     16.2
                           2003................................................     24.2
                           Thereafter..........................................    316.5
                                                                                 -------
                                                                                  $376.5
                                                                                 -------
                                                                                 -------

(8)      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         CASH AND CASH EQUIVALENTS
         The carrying amount of cash and cash equivalents approximates fair value because of its short maturity.

         FINANCIAL INSTRUMENTS
         The carrying amount and estimated fair value of UATC's financial instruments at December 31, 1998 are summarized as follows (amounts in millions):


                                                                    Carrying       Estimated
                                                                     Amount       Fair Value
                                                                    --------      ----------
         New Bank Credit Facility and Other Debt................... $  376.5        376.5
                                                                    --------      ----------
                                                                    --------      ----------
         Interest Rate Collar Agreements........................... $      -         (3.1)
                                                                    --------      ----------
                                                                    --------      ----------

         New Bank Credit Facility and Other Debt: The carrying amount of UATC's borrowings under the New Bank Credit Facility and other debt approximates fair value because the interest rates on the majority of this debt floats with market interest rates.

         Interest Rate Collar Agreements: The fair value of UATC's interest rate collar agreements is estimated based upon dealer quotes for similar agreements at December 31, 1998.

(9)      PREFERRED STOCK

         As part of the recapitalization discussed in Note (2), Recapitalization, the UATC preferred stock (which was held by the Parent) was converted into additional common equity. At the May 1, 1998 conversion date, the carrying amount was approximately $202.9 million. Dividends on the preferred stock had been accrued at a 14% per annum rate for all periods since issuance in 1992 rather than the stated rate of 8% through December 31, 1995, 9% through December 31, 1996 and 14% thereafter.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL
                              STATEMENTS, CONTINUED

(10)     COMMON STOCK

         UATC is authorized to issue 1,000 shares of its $1.00 par value common stock. At December 31, 1998 and 1997, UATC had 100 shares of common stock outstanding, all of which were held by the Parent.

         At December 31, 1998, the Parent had three stock-based compensation plans. UATC applies the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the Parent's stock option plans. No compensation cost has been recognized by UATC for any of the Parent's stock option plans. UATC's compensation expense would not have been materially different had UATC recorded compensation expense for these three stock option plans in accordance with SFAS No. 123, "Accounting for Stock Based Compensation."

(11)     RELATED PARTY TRANSACTIONS

         UATC leases certain of its theatres from UAR and Prop I in accordance with two master leases. The master leases provide for basic monthly rentals and may require additional rentals, based on the revenue of the underlying theatre. The lease arrangements with Prop I were entered into in conjunction with the placement of mortgage debt financing in 1988. On November 1, 1998, the mortgage debt was repaid via a term loan borrowing under the New Bank Credit Facility. UATC has reflected this additional borrowing as a receivable from an affiliate at December 31, 1998.

         In order to fund the cost of additions and/or renovations to the theatres leased by UATC from UAR or Prop I, UATC has periodically made advances to UAR. Interest on these advances, as well the borrowings under the New Bank Credit Facility utilized to repay the Prop I mortgage debt, accrues at the prime rate and amounted to $2.0 million, $1.4 million, and $1.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.

         During 1998, UATC exchanged one fee-owned theatre property with Prop I in return for two fee-owned theatre properties and a $1.1 million note. During 1997, UATC exchanged two fee-owned theatre properties with Prop I in return for a fee-owned theatre property and a $2.7 million note. During 1996, UATC exchanged a fee-owned theatre property with Prop I in return for two fee-owned theatre properties and a $1.5 million note. The notes bear interest at the prime rate plus 1 1/2% and are due upon demand.

         In conjunction with the Acquisition, UATC entered into a management agreement with UAR. Such management agreement provides for a fee to be paid to UATC in return for certain accounting and management services. These fees are recorded as a reduction of general and administrative expenses in the accompanying consolidated financial statements and approximated $0.5 million, $0.6 million, and $0.6 million for the years ended December 31, 1998, 1997 and 1996, respectively.

(12)     RESTRUCTURING CHARGE

         At the end of 1996, UATC initiated a corporate restructuring plan intended to provide a higher level of focus on UATC's domestic theatrical business at a lower annual cost. This corporate restructuring was substantially completed in January 1997. In conjunction with this corporate restructuring plan, UATC recorded $0.8 million and $1.9 million of restructuring charges in 1997 and 1996, respectively, for severance and other related expenses.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL
                              STATEMENTS, CONTINUED


(13)     EMPLOYEE BENEFIT PLANS

         The UATC 401(k) Savings Plan (the "Savings Plan") provides that employees may contribute up to 10% of their compensation, subject to Internal Revenue Service (the "IRS") limitations, to the Savings Plan. Employee contributions are invested in various investment funds based upon elections made by the employee. Depending on the amount of each employee's level of contribution, the Savings Plan currently matches up to 4% of their compensation.

         Effective January 1, 1993, UATC established the UATC Supplemental 401(k) Savings Plan (the "Supplemental Plan") for certain employees who are highly compensated as defined by the IRS and whose elective contributions to the Savings Plan exceed the IRS limitations. Effective January 1, 1997, UATC suspended the Supplemental Plan.

         Contributions to the various employee benefit plans for the years ended December 31, 1998, 1997 and 1996 were $0.6 million, $0.6 million, and $2.3 million, respectively.

(14)     PROVISIONS FOR IMPAIRMENT

         UATC accounts for its long lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." During 1998, 1997 and 1996, UATC recorded non-cash charges for the impairment of its long-lived assets of $32.9 million, $30.4 million and $8.7 million, respectively. These non-cash charges relate to the difference between the historical book value of the individual theatres (in some cases groups of theatres) and the discounted cash flow expected to be received from the operation or future sale of the individual theatres (or groups of theatres).

(15)     DISCONTINUED OPERATIONS

         During 1998, UATC established a plan to dispose of its entertainment center business operations. Current and prior period results for the entertainment center business operations have been classified separately in the accompanying statements of operations as discontinued operations.

         Net assets of the discontinued operations were $3.1 million and $13.7 million at December 31, 1998 and 1997, respectively. Liabilities related to the discontinued operations were $4.9 million at December 31, 1998. The net loss from discontinued operations was $13.8 million, $5.3 million, and $1.4 million, for the years ended December 31, 1998, 1997, and 1996 respectively. The anticipated loss from disposition was $5.7 million during 1998 which represents future losses. Revenue generated by the discontinued operations was $1.0 million, $2.4 million and $1.9 million, for the years ended December 31, 1998, 1997 and 1996, respectively. Included in the net loss from discontinued operations was interest expense of $1.1 million, $1.2 million and $0.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. Interest expense was allocated to the discontinued operations based upon the average fixed asset balance and UATC's average borrowing rate. The net loss from discounted operations included non-cash provisions for asset impairments of $10.2 million and $1.0 million for the years ended December 31, 1998 and 1997, respectively.

(16)     GAIN ON DISPOSITION OF ASSETS

         In 1998, UATC sold the majority of its remaining international theatrical exhibition assets for $3.0 million of cash, $0.5 million of stock of the acquiring company and a $3.0 million note. In addition, UATC sold certain other operating theatres for which net cash proceeds of $7.0 million were received. During April 1997, UATC sold its 50% interest in Hong Kong theatre company to its partner

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL
                              STATEMENTS, CONTINUED


(16)     GAIN ON DISPOSITION OF ASSETS, CONTINUED

         for approximately $17.5 million and, during September 1997, UATC sold its theatre investments in Mexico and the majority of its theatre assets in Argentina for approximately $25.0 million. During the year ended December 31, 1997, UATC sold various other non-strategic or underperforming theatres for net cash proceeds of approximately $17.0 million. During the year ended December 31, 1996, UATC sold certain theatres for which cash proceeds of $20.5 million were received.

(17)     INCOME TAXES

         UATC and each of its 80% or more owned subsidiaries are included in the Parent's consolidated federal income tax return. Pursuant to a tax sharing agreement with the Parent, UATC and each of its 80% or more owned consolidated subsidiaries are allocated a portion of the Parent's current federal income tax expense (benefit). Such allocations are determined as if UATC and each of its 80% or more owned consolidated subsidiaries were separate tax paying entities within the consolidated group. For the years ended December 31, 1998, 1997 and 1996 UATC and each of its 80% or more owned consolidated subsidiaries were allocated no current federal income tax expense (benefit) pursuant to such tax sharing agreement as a result of the group's overall net loss position.

         On February 10, 1998, the Parent filed a private letter ruling with the IRS requesting an extension of time to file a Section 197 election. This election allows for the amortization of various intangible assets over 15 years. On June 8, 1998, the IRS granted the Parent's request and, on August 6, 1998, the Parent filed a Section 197 election along with its amended 1993 income tax return. As the Parent had previously been amortizing certain intangible assets acquired as part of the Acquisition over a five year period, the effect of the Section 197 election was to reduce the Parent's net operating loss carryforward and to increase the basis of certain intangible assets, which will be amortized, and provide for future tax deductions. The Section 197 election also enabled the Parent to conclude the IRS audit for the years ending December 31, 1992, 1993 and 1994. As a result of the audit the net operating loss was reduced further by various items which were reclassified as Section 197 assets. These items will be amortized and will provide the Parent and UATC with additional future deductions. As the Parent had fully reserved the deferred tax asset associated with its net operating loss carryforward, there is no financial statement impact associated with the reduction in its net operating loss carryforward.

         The current state income tax expense of UATC and federal income tax expense of UATC's less than 80%-owned consolidated subsidiaries and deferred state and federal income tax expense are as follows (amounts in millions):

                                                                Years Ended December 31,
                                                              ----------------------------
                                                              1998       1997        1996
                                                              -----      -----       -----
         Current income taxes:
           State expense...................................  $ 0.2         0.2        0.1

           Federal expense.................................    0.4         1.3        1.0
                                                               ---         ---        ---
                                                               0.6         1.5        1.1
         Deferred income taxes:
           State expense...................................     -           -          -
           Federal expense.................................     -           -          -
                                                               ---         ---        ---
                                                             $ 0.6         1.5        1.1
                                                               ---         ---        ---
                                                               ---         ---        ---

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL
                              STATEMENTS, CONTINUED


(17)     INCOME TAXES, CONTINUED

         Income tax expense differed from the amount computed by applying the U.S. federal income tax rate (35% for all periods) to loss before income tax expense as a result of the following (amounts in millions):


                                                                Years Ended December 31,
                                                              ----------------------------
                                                              1998       1997        1996
                                                              -----      -----       -----
         Expected tax benefit........................        $(22.5)      (9.2)      (15.9)
         Change in valuation allowance...............          31.7       12.9        13.3
         Adjustment of net operating loss
           carryforward..............................         (34.2)      (2.4)        0.7
         Changes in basis of assets..................          29.3         -           -
         Other.......................................          (3.7)       0.2         3.0
                                                             ------      -----       -----
                                                             $  0.6        1.5         1.1
                                                             ------      -----       -----
                                                             ------      -----       -----


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows (amounts in millions):

                                                                      1998         1997
         Deferred tax assets:
           Net operating loss carryforwards.....................     $ 66.6         75.0
           Intangible and other assets..........................       32.2          3.7
           Accrued liabilities..................................        6.4          3.6
           Deferred revenue.....................................        4.5           -
           Other................................................        1.5          1.2
                                                                     ------        -----
                                                                      111.2         83.5

           Less: valuation allowance............................     (110.0)       (78.3)
                                                                     ------        -----
             Net deferred tax assets............................        1.2          5.2
                                                                     ------        -----
         Deferred tax liabilities:

           Property and equipment...............................        -            3.7
           Other................................................        1.2          1.5
                                                                     ------        -----
             Net deferred tax liabilities.......................        1.2          5.2
                                                                     ------        -----
         Net....................................................     $  -             -
                                                                     ------        -----
                                                                     ------        -----


         At December 31, 1998, UATC had a net operating loss carryforward for federal income tax purposes of approximately $175.4 million.

         The Parent's income tax returns for the years ended December 31, 1995, 1996 and 1997 are currently being audited by the IRS. The outcome of this audit may reduce the amount of the Parent's and UATC's net operating loss carryforward and/or change the basis (and thus future tax depreciation) related to certain assets. The Parent and UATC believe that the result of the audit will not have a material adverse effect on the financial condition or results of operation.

(18)     SEGMENT INFORMATION

         UATC's operations are classified into two business segments; theatre operations and the Satellite Theatre Network-TM-. The Satellite Theatre Network-TM- rents theatre auditoriums for seminars, corporate training, business meetings and other educational or communication uses product and consumer research and other entertainment uses. Theatre auditoriums are rented individually or on networked basis.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL
                              STATEMENTS, CONTINUED


(18)     SEGMENT INFORMATION, CONTINUED

         The following table presents certain information relating to the theatre operations and Satellite Theatre Network-TM- segments for each of the last three years (amounts in millions):

                                                                 THEATRE        SATELLITE
                                                                OPERATIONS    THEATRE NETWORK      TOTAL
                                                                ----------    ---------------     -------
                                1998
         Revenue............................................    $   655.8          5.5               661.3
         Operating income (loss)............................         (4.8)         0.4               (4.4)
         Depreciation and amortization......................         51.0          0.1                51.1
         Assets.............................................        564.3          3.9               568.2
         Capital expenditures...............................        115.4          -                 115.4

                                1997
         Revenue............................................        676.5          6.2               682.7
         Operating income (loss)............................         (2.1)         0.6                (1.5)
         Depreciation and amortization......................         56.2          0.1                56.3
         Assets.............................................        502.1          3.9               506.0
         Capital expenditures...............................         65.8          -                  65.8

                                1996
         Revenue............................................        669.6          6.0               675.6
         Operating income (loss)............................         (5.4)        (1.1)               (6.5)
         Depreciation and amortization......................         71.4          -                  71.4
         Assets.............................................        544.2          3.9               548.1
         Capital expenditures...............................         65.8          -                  65.8


(19)     COMPREHENSIVE INCOME

         Separate statements of comprehensive income have not been presented in these financial statements as the only reconciling item between net loss as reflected in the statements of operations and comprehensive income would be the change in UATC's cumulative foreign currency translation adjustment. For the years ended December 31, 1998, 1997 and 1996, the change in the cumulative foreign currency translation adjustment was $0.4 million, $0.1 million, and $0.4 million, respectively.

(20)     COMMITMENTS AND CONTINGENCIES

         UATC conducts a significant portion of its theatre and corporate operations in leased premises. These leases have noncancelable terms expiring at various dates after December 31, 1998. Many leases have renewal options. Most of the leases provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property. Also, certain leases contain escalating minimum rental provisions that have been accounted for on a straight-line basis over the initial term of the leases.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL
                              STATEMENTS, CONTINUED


(20)     COMMITMENTS AND CONTINGENCIES, CONTINUED

         Rent expense for theatre and corporate operations is summarized as follows (amounts in millions):

                                                                  Years Ended December 31,
                                                              --------------------------------
                                                               1998          1997*       1996*
                                                              ------         -----       -----
         Minimum rental.....................................  $ 87.6          85.6        82.4
         Contingent rental..................................     3.0           3.8         3.5
         Effect of leases with escalating
           minimum annual rentals...........................     4.0           3.7         3.1
         Rent tax...........................................     0.6           0.5         0.6
                                                              ------         -----       -----
                                                              $ 95.2          93.6        89.6
                                                              ------         -----       -----
                                                              ------         -----       -----


         *Restated

         Approximately $15.1 million, $13.4 million and $11.6 million of the minimum rentals reflected in the preceding table for the years ended December 31, 1998, 1997 and 1996, respectively, were incurred pursuant to the sale and leaseback transactions (see note 3).

         Approximately $7.5 milllion, $9.5 million and $9.9 million of the minimum rentals reflected in the preceding table for the years ended December 31, 1998, 1997 and 1996, respectively, were incurred pursuant to operating leases between UATC and UAR and Prop I. Additionally, $0.1 million of the contingent rentals reflected in the preceding table for the years ended December 31, 1997 and 1996 were incurred pursuant to such leases.

         Future minimum lease payments under noncancelable operating leases for each of the next five years and thereafter are summarized as follows (amounts in millions):

                                          Third Party      Affiliate
                                            Leases           Leases
                                          -----------      ---------
         1999..........................   $  88.6            2.5
         2000..........................      85.8            2.5
         2001..........................      84.0            2.5
         2002..........................      81.5            2.5
         2003..........................      79.7            1.9
         Thereafter....................     580.7            -


         Included in the future minimum lease payments table above are lease payments relating to theatres which UATC intends to sell or close. To the extent UATC is successful in disposing of these theatres, the future minimum lease payments will be decreased.

         It is expected that in the normal course of business, desirable leases that expire will be renewed or replaced by other leases.

         At December 31, 1998, UATC had entered into theatre construction and equipment commitments aggregating approximately $39.0 million for five new theatres (68 screens) for renovations and stadium seating to three existing theatres (36 screens) which UATC intends to open or renovate during 1999. Such amount relates only to projects in which UATC has executed a definitive lease agreement and all significant lease contingencies have been satisfied.

         UATC is involved in various pending and threatened legal proceedings involving allegations concerning contract breaches, torts, employment matters, environmental issues, anti-trust violations, local tax disputes and miscellaneous other matters. In addition, there are other various claims against UATC relating to certain of the leases held by UATC. Although it is not possible to predict the

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL
                              STATEMENTS, CONTINUED



(20)    COMMITMENTS AND CONTINGENCIES, CONTINUED

         outcome of these proceedings, UATC believes that such legal proceedings will not have a material adverse effect on UATC's financial position, liquidity or results of operations.

         The Americans with Disabilities Act of 1990 (the "ADA") and certain state statutes, among other things, require that places of public accommodation, including theatres (both existing and newly constructed), be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and reimbursement of plaintiff's attorneys' fees and expenses under certain circumstances. UATC has established a program to review and evaluate UATC's theatres and to make any changes that may be required by the ADA. In 1995, UATC settled the lawsuit styled CONNIE ARNOLD ET AL. VS. UATC, filed in 1991. This lawsuit involved allegations that certain of UATC's theatres lacked accessibility to persons with mobility disabilities in violation of the ADA. In the settlement agreement, UATC, the plaintiffs and the Department of Justice established standards of modifications that must be made to UATC's theatres throughout the United States to make them more accessible to persons with disabilities. UATC believes that the cost of complying with the ADA and the settlement agreement in the CONNIE ARNOLD case will not have a material adverse effect on UATC's financial position, liquidity or results of operations.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding members of UATC's and the Parent's Board of Directors as of March 19, 1999 is set forth below. Directors will serve until the next annual meeting and until his successor is duly elected and qualified.

Name                      Age        Business Experience During Past Five Years           Other Public Directorships
----                      ---        ------------------------------------------           --------------------------
Kurt C. Hall................39       President and Chief Executive Officer since          Mr. Hall is a director of Showscan
                                     March 6, 1998. Chief Operating Officer since         Entertainment, Inc.
                                     February 24, 1997 and Executive Vice President
                                     and Director since May 12, 1992. Mr. Hall was
                                     Chief Financial Officer from May 12, 1992 to
                                     March 5, 1998.

John W. Boyle...............70       Named Chairman of the Board on March 6, 1998.        Mr. Boyle is a director of
                                     Director since March 5, 1997. Mr. Boyle was          Supermarkets General Holdings Corp.
                                     Chief Financial Officer of Eckerd Corporation
                                     from 1983 to 1995 and Vice Chairman from
                                     1992 to 1995.

James J. Burke, Jr..........47       Director since May 12, 1992. Director of Merrill     Mr. Burke is a director of AnnTaylor
                                     Lynch Capital Partners, Inc. ("MLCP"), since 1985    Stores Corporation, Borg-Warner
                                     and Partner and Director of Stonington Partners,     Security Corporation, Education
                                     Inc. ("SP"), since July 1993 and Partner and         Management Corporation, Pathmark
                                     Director of Stonington Partners, Inc. II ("SPII")    Stores, Inc. and Supermarkets General
                                     since  1994. Prior to July 1994, Mr. Burke was       Holdings Corp.
                                     President and Chief Executive Officer of
                                     MLCP from 1987 to 1994, a Managing Director
                                     of the Investment Banking Division of
                                     Merrill Lynch & Co. ("ML&Co.") from 1985 to
                                     1994 and a First Vice President of Merrill
                                     Lynch Pierce Fenner and Smith, Inc. from
                                     1988 to 1994.

Albert J. Fitzgibbons, III..53       Director since May 12, 1992. Director of MLCP        Mr. Fitzgibbons is a director of
                                     since 1988 and a Partner and a Director of SP        Borg-Warner Security Corporation,
                                     since July 1993 and a Partner and a Director of      Dictaphone Corporation and Merisel,
                                     SPII since 1994. Prior to July 1994, Mr.             Inc.
                                     Fitzgibbons was a Partner of MLCP from 1993 to
                                     1994 and an Executive Vice President of MLCP from
                                     1988 to 1993. Mr. Fitzgibbons was also a Managing
                                     Director of the Investment Banking Division of
                                     ML&Co. from 1978 to July 1994.


Robert F. End...............43       Director since February 17, 1993. Director of        Mr. End is a director of Goss Graphic
                                     MLCP since 1993 and a Partner and a Director         Systems, Inc. and Packard BioScience
                                     of SP since July 1993 and a Partner and a            Company.
                                     Director of SPII since 1994. Prior to July 1994,
                                     Mr. End was a Partner of MLCP from 1993 to 1994
                                     and a Vice President of MLCP from 1989 to 1993.
                                     Mr. End was also a Managing Director of the
                                     Investment Banking Division of ML&Co. from 1993
                                     to July 1994.

Scott M. Shaw...............36       Director since February 17, 1993. Partner and        Mr. Shaw is a director of Dictaphone
                                     Director of SP since February 1999. Prior to         Corporation and Goss Graphic Systems,
                                     becoming a Partner and Director, Mr. Shaw was        Inc.
                                     Principal of SP since July 1993. Mr. Shaw has
                                     also been a Partner and Director of SPII since
                                     February 1999. Prior to July 1994, Mr. Shaw was
                                     a Vice President of MLCP from January 1994,
                                     an Associate of MLCP from 1991 to 1994 and
                                     an Analyst of MLCP from 1986 to 1989. Mr.
                                     Shaw was also a Vice President of the
                                     Investment Banking Division of ML&Co. from
                                     January to July 1994 and an Associate of
                                     the Investment Banking Division of ML&Co.
                                     from 1991 to 1994 and an Analyst of the
                                     Investment Banking Division of ML&Co. from
                                     1986 to 1989.


Information regarding executive officers of UATC who are not directors of UATC as of March 19, 1999 is set forth below. Executive officers will hold office for such term as may be prescribed by the Board of Directors and until such person's successor is chosen and qualified or until such person's death, resignation, or removal.

Name                   Age         Business Experience During Past Five Years
----                   ---         ------------------------------------------
Neil Pinsker............43         Executive Vice President. Mr. Pinsker was promoted to Executive Vice President of
                                   UATC in charge of theatre operations in January 1999. Mr. Pinsker was most recently
                                   Vice President of the Western region operations, and has previously directed the east and central regional operations of UATC. Joining UATC in May of 1970, as a third generation theatre operator, Mr. Pinsker has four decades of theatre experience.

Gene Hardy..............48         Executive Vice President and General Counsel. Mr. Hardy was promoted to Executive
                                   Vice President of UATC in charge of legal affairs and general counsel in September
                                   1994. Mr. Hardy was previously the Senior Vice President and general counsel of UATC.

Michael Pade............49         Executive Vice President. Mr. Pade became Executive Vice President of UATC in
                                   February 1997 in charge of film operations. Mr. Pade joined UATC in October 1994 as a Senior Vice President of film operations. Prior to joining UATC, Mr. Pade worked for Mann Theatres as the Senior Vice President in charge of domestic film booking.

Jim Ruybal..............53         Executive Vice President. Mr. Ruybal became Executive Vice President of UATC in
                                   1992. Mr. Ruybal's duties include supervision of UATC's Satellite Theatre Network-TM-.

Bruce M. Taffet.........51         Executive Vice President. Mr. Taffet was promoted to Executive Vice President in
                                   January 1995 and is responsible for purchasing, marketing and national concession operations of UATC. Prior to February 1995, Mr. Taffet was the Senior Vice
                                   President in charge of national concession operations of UATC.

Trent J. Carman.........38         Senior Vice President. Chief Financial Officer since March 6, 1998. Mr. Carman was previously the Senior Vice President and Treasurer of UATC from September 1997 to
                                   March 6, 1998 and was Vice President of Finance from June 1992 to September 1997.

There are no family relationships between any of the directors and executive officers named above. During the past five years, none of the directors and executive officers named above were involved in any legal proceedings that would be material to an evaluation of his ability or integrity.

ITEM 11. EXECUTIVE COMPENSATION

(a)      COMPENSATION

The following table sets forth all compensation paid to the president and chief executive officer and the four next most highly paid executive officers of UATC for the years ended December 31, 1998, 1997 and 1996.

SUMMARY COMPENSATION TABLE

                                                                    Long-Term
                                                                   Compensation
                                                                      Awards/
                                        Annual Compensation          Securities         Other
                                   ----------------------------      Underlying         Annual          All Other
     Name and                                 Salary    Bonus      Stock Options     Compensation     Compensation
Principal Positions                Year       ($) (1)   ($) (2)          #              ($) (3)          ($) (4)
-------------------                ----       -------   -------     -------------     ------------     ------------
Kurt C. Hall                        1998      304,866       --         50,000            3,960              4,800
  President and                     1997      283,103       --         80,000            2,877              4,684
  Chief Executive Officer           1996      220,514       --             --              920             22,182

Michael Pade                        1998      258,998    7,500         20,000            3,795                 --
Executive Vice President            1997      253,846       --         12,000            6,083             41,079
                                    1996      220,080       --             --            5,426                 --

Ralph ("Gene") Hardy                1998      195,154    5,640         12,000               --              4,800
Executive Vice President            1997      193,361       --         12,000               --              4,800
                                    1996      188,136       --             --            2,222             18,811

Jim Ruybal                          1998      186,314    1,863         10,000              989              4,800
Executive Vice President            1997      193,481       --         12,000            1,073              4,800
                                    1996      186,300       --             --               --              18,630

Dennis R. Daniels (5)               1998      207,980    5,925         12,000            3,229              4,800
Executive Vice President            1997      205,130       --         12,000            2,287              4,800
                                    1996      195,473       --             --            2,500             14,723


Thomas C. Elliot (6)                1998      218,462                      --              395                 --
Executive Vice President            1997      215,029       --             --            4,603              4,800
                                    1996      204,244       --         15,300            4,845             20,765


(1) Represents annual salary, including compensation deferred by the Named Executive Officer pursuant to the UATC 401(k) Savings Plan and the UATC Supplemental 401(k) Savings Plan (prior to January 1, 1997).

(2) The executive officers were entitled to receive bonuses depending on the Parent's achievement of certain performance criteria. Bonus amounts are reflected in the year paid but relate to the performance of the previous year.

(3) Other annual compensation consists of reimbursement of membership dues.

(4) Consists primarily of matching contributions to employee benefit plans except for the amount attributable to Mr. Pade which was related to a loan which was forgiven.

(5) Effective January 1999, Mr. Daniels no longer worked for UATC.

(6) Mr. Elliot resigned from UATC in 1998. Amounts received by Mr. Elliot in 1998 are in connection with his severance arrangements with UATC.

(b)      STOCK OPTION GRANTS

The following table sets forth all of the Parent's stock options granted during 1998 to the president and chief executive officer and the four next most highly paid executive officers of UATC.

                                                                                                  Potential Realizable
                                                                                                    Value at Assumed
                                Number of          % of Total                                     Annual Rates of Stock
                               Securities            Options                                     Price Appreciation for
                               Underlying          Granted to       Exercise                           Option Term
                                 Options          Employees in      Price Per     Expiration     -----------------------
       Name                      Granted              1998            Share          Date           5%            10%
       ----                      -------              ----            -----          ----        ---------     ---------
Kurt C. Hall                      50,000              18.1%          $22.50           2008        $707,506     1,792,960
Michael Pade                      20,000               7.2%           22.50           2008         283,003       717,184
Gene Hardy                        12,000               4.3%           22.50           2008         169,802       430,310
Jim Ruybal                        10,000               3.6%           22.50           2008         141,501       358,592
Dennis R. Daniels (1)             12,000               4.3%           22.50           2008         169,802       430,310


(1) Effective January 1999, Mr. Daniels no longer worked for UATC.

(c)      YEAR-END STOCK OPTION TABLE

The following table sets forth all of the Parent's stock options held by the president and chief executive officer and the four next most highly paid executive officers of UATC as of December 31, 1998.

                                                       Number of
                                                   Share Underlying                        Value of
                                                Unexercised Options at             In-the-Money Options at
                                                at December 31, 1998                 December 31, 1998 (1)
                            Option          --------------------------------      ------------------------------
      Name                   Type           Exercisable        Unexercisable      Exercisable      Unexercisable
      ----                  ------          -----------        -------------      -----------      -------------
Kurt C. Hall             Incentive            30,250                  --            $378,125                --
                         Performance          75,000              82,500             525,000          $658,750
                         Premium                  --              13,750                  --                --

Michael Pade             Incentive             7,750                  --               90,752               --
                         Performance          17,500              21,250               78,750          126,292
                         Premium                  --               3,375                  --                --

Gene Hardy               Incentive             7,750                  --               96,875               --
                         Performance          13,500              17,250               78,750          131,625
                         Premium                  --               3,375                   --               --

Jim Ruybal               Incentive            13,850                  --              173,125               --
                         Performance          12,500               22,000              78,750          203,500
                         Premium                  --                6,250                  --               --

Dennis R. Daniels (2)    Incentive            10,000                   --             125,000               --
                         Performance          13,500               19,625              78,750          161,312
                         Premium                  --                6,063                  --               --


(1) As the Common Stock of the Parent is not publicly held, UATC has valued the unexercised stock options using the value attributable to the stock options granted closest to, but not after, December 31, 1998 ($22.50).

(2)  Effective January 1999, Mr. Daniels no longer worked for UATC.

(d)      LONG-TERM INCENTIVE AWARDS

No long-term incentive awards were granted to executive officers of UATC during 1998.

(e)      COMPENSATION OF DIRECTORS

Mr. Boyle received 25,000 performance options ($22.50 strike price) and $120,000 for his services as a director during 1998 and 10,000 performance options ($12.00 strike price) and $20,000 for his services as a director during 1997. No other directors of the Parent or UATC received compensation for their services as directors or committee members.

(f)      EMPLOYEE BENEFITS PLAN

UATC established the United Artists Theatre Circuit, Inc. 401(k) Savings Plan (the "Savings Plan") which allows electing employees to contribute up to 10.0% of their compensation, subject to certain IRS limitations. Depending on the amount of each employees level of contribution, the Savings Plan currently matches up to 4.0% of their compensation.

Effective January 1, 1993, UATC established the United Artists Theatre Circuit, Inc. Supplemental 401(k) Savings Plan (the "Supplemental Plan") for certain employees who are highly compensated as defined by the IRS and whose elective contributions to the Savings Plan exceed the IRS limitations. Through December 31, 1996, such employees were allowed to contribute to the Supplemental Plan, provided that the aggregate contributions to the Savings Plan and Supplemental Plan did not exceed 10.0% of their compensation. Effective January 1, 1997, UATC suspended the Supplemental Plan.

Matching contributions to the Savings Plan and the Supplemental Plan for the president and chief executive officer and the four other highest paid executives have been included in the summary compensation table.

During 1998, UATC's board established a bonus plan for all non-commissioned corporate employees that is based upon UATC achieving its operating budgets and other financial and operating goals and the employee achieving certain specified goals.

(g)      EMPLOYMENT AGREEMENTS

UATC entered into employment agreements (each an "Employment Agreement" and collectively, the "Employment Agreements") with each of Kurt C. Hall, Edward C. Cooper, Gene Hardy, Robert A. McCormick, Michael L. Pade, Jim Ruybal, Bruce M. Taffet, Trent J. Carman, Charles Fogel and Darrell C. Taylor. The Employment Agreements with Messrs. Hardy, Ruybal and Taffet expire on
May 12, 2000.

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

In the event that Mr. McCormick, Mr. Cooper, Mr. Carman, Mr. Fogel or Mr. Taylor is terminated without cause, such individual will be entitled to his base salary for the remainder of the term of his employment agreement following his termination but not less than 12 months and annual bonuses for the remainder of the term of his employment agreement but not less than 12 months, in an amount based upon the average bonuses paid to him over the preceding two fiscal years.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Parent owns 100% of the issued and outstanding shares of UATC's capital stock. The Parent is a Delaware corporation whose only business interest is its ownership of UATC and UAR. The Parent's principal executive offices are located at 9110 E. Nichols Avenue, Englewood, Colorado 80112.

The Parent has three classes of capital stock outstanding: the United Artists Theatre Company Class A Shares, the United Artists Theatre Company Class B Shares, and the United Artists Theatre Company Class C Shares (collectively the "United Artists Shares"). The United Artists Shares are held of record by 416 holders. The following tables set forth certain information concerning the beneficial ownership of United Artists Shares known to the Parent to own beneficially in excess of 5% of the outstanding United Artists Shares and the president and chief executive officer and the four other highest paid executive officers of UATC, for each director and all executive officers and directors of UATC as a group as of March 19, 1999. Except as otherwise indicated, all of the persons listed below have (i) sole voting power and investment power with respect to their United Artists Shares, except to the extent that authority is shared by spouses under applicable law and (ii) record and beneficial ownership with respect to their United Artists Shares.

                    UNITED ARTISTS THEATRE COMPANY COMMON STOCK

NAME AND ADDRESS                       BENEFICIAL     PERCENTAGE OF      BENEFICIAL     PERCENTAGE OF
INTEREST                                INTEREST      UNITED ARTISTS      INTEREST      UNITED ARTISTS
BENEFICIAL OWNER                     CLASS A SHARES   CLASS A SHARES   CLASS B SHARES   CLASS B SHARES
----------------                     --------------   --------------   --------------   --------------
MLCP(1)(5)(7)......................    8,409,761          72.8%                0                -
Merrill Lynch & Co, Inc.(2)(5).....    2,082,205          18.0%                0                -
Institutional Investors(8).........    1,059,417           9.2%                0                -
Kurt C. Hall(3)(6).................            0             -           116,750             31.9%
Michael Pade(3)(6).................            0             -            25,825              7.1%
Gene Hardy(3)(6)...................            0             -            23,850              6.5%
Jim Ruybal(3)(6)...................            0             -            33,350              9.1%
James J. Burke, Jr.(4)(7)..........            0             -                0                 -
Albert J. Fitzgibbons, III(4)(7)...            0             -                0                 -
Robert F. End(4)(7)................            0             -                0                 -
Scott Shaw(4)......................            0             -                0                 -
John W. Boyle(9)...................            0             -           18,750               5.1%
Directors and Executive Officers
  as a group (12 persons)(6).......            0             -          265,575              72.6%

NAME AND ADDRESS                       BENEFICIAL     PERCENTAGE OF    PERCENTAGE OF
INTEREST                                INTEREST      UNITED ARTISTS   UNITED ARTISTS
BENEFICIAL OWNER                     CLASS C SHARES   CLASS C SHARES       SHARES
----------------                     --------------   --------------   --------------
MLCP(1)(5)(7)......................          0               -            70.5%
Merrill Lynch & Co, Inc.(2)(5).....          0               -            17.5%
Institutional Investors(8).........          0               -             8.9%
Kurt C. Hall(3)(6).................          0               -             1.0%
Michael Pade(3)(6).................      1,622            15.4%            0.2%
Gene Hardy(3)(6)...................          0               -             0.2%
Jim Ruybal(3)(6)...................          0               -             0.3%
James J. Burke, Jr.(4)(7)..........          0               -               -
Albert J. Fitzgibbons, III(4)(7)...          0               -               -
Robert F. End(4)(7)................          0               -               -
Scott Shaw(4)......................          0               -               -
John W. Boyle(9)...................          0               -             0.2%
Directors and Executive Officers
  as a group (12 persons)(6).......      1,622            15.4%            2.2%


------------------------------------------------------

(1) United Artists Theatre Company Class A Shares beneficially owned by MLCP are held as follows: 5,049,958.2 by Merrill Lynch Capital Appreciation Partnership No. B-XIX, L.P. ("MLCAP B-XIX"); 46,396.0 by Merrill Lynch Capital Appreciation Partnership No. B-XX, L.P. ("MLCAP B-XX"); 3,229,723.5 by Roman Nineteen Offshore Fund N..V. ("Roman Holdings") and 83,683.3 by MLCP Associates L.P. No. 11. ("MLCP 11"). MLCP is the indirect managing general partner of MLCAP B-XIX and MLCAP B-XX and the general partner of MLCP 11. Affiliates of MLCP are the sole stockholders of Roman Holdings. The address of MLCP and each of the aforementioned record holders is South Tower, World Financial Center, New York, New York 10080.

(2) United Artists Theatre Company Class A Shares beneficially owned by Merrill Lynch & Co., Inc. are owned of record as follows: 1,932,204.7 by ML IBK Positions, Inc.; 150,000.0 by Merrill Lynch KECALP L.P. 1991. The address for ML IBK Positions, Inc. is North Tower, World Financial Center, New York, New York 10281. The address of Merrill Lynch KECALP L.P. 1991 is South Tower, World Financial Center, New York, New York 10080.

(3) The address for each of Messrs. Hall, Pade, Hardy, and Ruybal is 9110 East Nichols Avenue, Englewood, Colorado 80112.

(4) The address for each of Messrs. Burke, Fitzgibbons, End and Shaw is c/o Stonington Partners, Inc., 767 Fifth Avenue, New York, New York 10153.

(5) Entities affiliated with Merrill Lynch & Co., Inc. own approximately 10,491,966 of the outstanding United Artists Theatre Company Shares, which represents approximately 88.0% of the outstanding United Artists Theatre Company Shares.

(6) Includes vested incentive options and Class C shares that are exercisable within 60 days.

(7) Each of Messrs. Burke, Fitzgibbons and End are members of the Board of Directors of MLCP, but each disclaims beneficial ownership of the United Artists Theatre Company Shares.

(8) To the knowledge of United Artists, none of the Institutional Investors beneficially owns 5% or more of the United Artists Theatre Company Class A Shares.

(9)  The address for Mr. Boyle is 7 North Pine Circle, Belleair, Florida 34616.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

UATC leases four theatres from UAR and 25 theatres from Prop I. The common stock of UAR is owned 100% by the Parent.

The lease agreement between UATC and UAR provides for an annual base rental of approximately $2.5 million, as well as taxes, insurance, maintenance and other related charges. Effective November 1, 1998, the lease agreement between UATC and Prop I provides for an annual base rental of $1, as well as taxes, insurance, maintenance and other related charges. Prior to November 1, 1998, the lease agreement between UATC and Prop I provided for an annual base rental of approximately $5.9 million. In addition to the annual base rental amounts, the leases provide for additional rentals based upon a percentage of the leased theatres' revenue. The leases between UATC and UAR and Prop I expire on October 4, 2003 and October 31, 2003, respectively, and provide for options to extend the leases at UATC's option for up to ten years.

In order to fund the cost of additions and/or renovations to the theatres leased by UATC from UAR or Prop I, UATC has periodically made advances to UAR. In addition, a portion of the New Bank Credit Facility was advanced to UAR for the repayment of the Prop I mortgage notes which matured on November 1, 1998. Interest on the advances accrues at the prime rate and amounted to $2.0 million, $1.4 million and $1.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.

During 1998, UATC exchanged on fee-owned theatre property with Prop I in return for two fee-owned theatre properties and a $1.1 million note. During 1997, UATC exchanged two fee-owned theatre properties with Prop I in return for a fee-owned theatre property and a $2.7 million note. During 1996, UATC exchanged a fee-owned theatre with Prop I in return for two fee-owned theatre properties and a $1.5 million note. The note bears interest at the prime rate plus 1 1/2% and are due upon demand.

Pursuant to a management agreement entered into between UATC and UAR on May 12, 1992, UATC charges UAR a management fee. This management fee represents the cost of managing and accounting for UAR's properties. For each of the years ended December 31, 1998, 1997 and 1996, such management fees were approximately $0.5 million, $0.6 million and $0.6 million, respectively.

Entities affiliated with MLCP own approximately 88.0% of the United Artists Shares. Through a management agreement with MLCP, Stonington Partners, Inc. manages the portfolio of companies owned by MLCP, including the Parent.

                                                                                Page Number
                                                                                -----------
                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements Included in Part II of this Report:

     United Artists Theatre Circuit, Inc. and Subsidiaries

         Report of Independent Public Accountants                                    26

         Consolidated Balance Sheets                                                 27
         December 31, 1998 and 1997

         Consolidated Statements of Operations                                       28
         Years Ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Stockholder's Equity (Deficit)                   29
         Years Ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flow                                        30
         Years Ended December 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements                                  31

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

     3.  Exhibits

         The following exhibits are filed herewith or incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:

         3.1     Restated Articles of Incorporation of United Artists Theatre
                 Circuit, Inc. (1)

         3.2     By-laws of United Artists Theatre Circuit, Inc. (1)

         10.1    Credit Agreement, dated as of April 21, 1998, among United
                 Artists Theatre Company and Bank of America National Trust
                 and Savings Association, BankBoston, N.A., NationsBank
                 Texas, N.A. and Merrill Lynch Capital Corporation and Morgan
                 Stanley Senior Funding, Inc. and the leaders party thereto.
                 (5)

         10.2    Trust Indenture and Security Agreement dated as of December
                 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut, and Alan B. Coffey.
                 (3)

         10.3    Pass Through Certificates, Series 1995-A Registration Rights
                 Agreement, dated as of December 13, 1995 among United
                 Artists Theatre Circuit, Inc., Morgan Stanley & Co.
                 Incorporated and Merrill Lynch, Pierce, Fenner & Smith
                 Incorporated. (3)

         10.4 Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust
                 Company, William J. Wade, Theatre Investors, Inc., Northway
                 Mall Associates, LLC, Wilmington Trust Company, William J.
                 Wade, Fleet National


                                                                                Page Number
                                                                                -----------

                 Bank of Connecticut, Alan B. Coffey and Fleet National Bank of Connecticut. (3)

         10.5 Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet
                 National Bank of Connecticut. (3)

         10.6    Lease Agreement, dated as of December 13, 1995, between
                 Wilmington Trust Company and William J. Wade and United
                 Artists Theatre Circuit, Inc. (3)

         10.7    Lease Agreement, dated as of October 1, 1988, between United
                 Artists Properties I Corporation and United Artists Theatre
                 Circuit, Inc. (1)

         10.8    United Artists Theatre Company Stock Incentive Plan. (5)

         10.9 Stockholders' Agreement, dated as of May 12, 1992, by and among United Artists Theatre Company, Merrill Lynch Capital
                 Appreciation Partnership No. B-XIX, L.P., Roman Nineteen
                 Offshore Fund B.V., ML IBK Positions, Inc., MLCP Associates
                 L.P. No. II, Equitable Capital Private Income and Equity
                 Partnership II, L.P. and Equitable Deal Flow Fund, L.P. and the holders of Options or Restricted Stock awards under the Management Stock Option Plan. (1)

         10.10   Amendment No. 1, dated as of July 15, 1992, to the
                 Stockholders' Agreement, dated as of May 12, 1992, by and among United Artists Theatre Company, Merrill Lynch Capital
                 Appreciation Partnership No. B-XIX, L.P., Roman Nineteen
                 Offshore Fund B.V., ML IBK Positions, Inc., MLCP Associates
                 L.P. No. II, Equitable Capital Private Income and Equity
                 Partnership II, L.P. and Equitable Deal Flow Fund, L.P. and the holders of Options or Restricted Stock awards under the Management Stock Option Plan. (1)

         10.11 Stock Subscription Agreement, dated as of May 12, 1992, by and among United Artists Theatre Company, Merrill Lynch
                 Capital Appreciation Partnership No. B-XIX, L.P., Roman
                 Nineteen Offshore Fund B.V., ML IBK Positions, Inc., MLCP
                 Associates L.P. No. II, Equitable Capital Private Income and
                 Equity Partnership II, L.P. and Equitable Deal Flow Fund,
                 L.P. (1)

         10.12 Non-Competition Agreement, dated as of May 12, 1992, by and among Tele-Communications, Inc., United Artists Theatre
                 Circuit, Inc. and United Artists Theatre Company. (1)

         10.13   Trademark Agreement as of May 12, 1992 by United Artists
                 Entertainment Company, United Artists Holdings, Inc., United
                 Artists Cable Holdings, Inc., United Artists Theatre Holding
                 Company, on the one hand and United Artists Theatre Circuit, Inc., United Artists Realty Company, UAB, Inc., and UAB II,
                 Inc., on the other hand. (1)

         10.14   United Artists Theatre Circuit 401(k) Savings Plan. (1)

         10.15   United Artists Theatre Circuit Supplemental 401(k) Savings
                 Plan. (2)

         10.16   Tax Sharing Agreement, dated as of May 12, 1992, between
                 United Artists Theatre Company and United Artists Theatre
                 Circuit, Inc. (1)


                                                                                Page Number
                                                                                -----------
         10.17   Form of Employment Agreement, dated as of May 12, 1992,
                 between UATC and Kurt C. Hall. (1)

         10.18 Amendment to the United Artists Theatre Circuit, Inc. 401(K) savings Plan dated as of January 1, 1997. (4)

         10.19   Employment Agreement Extension Letter dated as of May 12,
                 1998, between United Artists Theatre Circuit, Inc. and Kurt
                 C. Hall. (4)

         21.1    Subsidiaries of United Artists Theatre Circuit, Inc. (4)

         27.1    Financial Data Schedule.


(1)  Incorporated herein by reference from Form S-1 dated October 5, 1992.

(2) Incorporated herein by reference from Form 10-K for the year ended December 31, 1993.

(3)  Incorporated herein by reference from Form S-2 dated January 31, 1996.

(4) Incorporated herein by reference to Form 10-K for the year ended December 31, 1996.

(5) Incorporated herein by reference to Form S-4 for United Artists Theatre Company, dated June 16, 1998.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNITED ARTISTS THEATRE CIRCUIT, INC.
                                                 (Registrant)


Director, President and Chief          /S/ Kurt C. Hall
Executive Officer                      -------------------------
Dated: March 26, 1999                  Kurt C. Hall


Chief Financial Officer                /S/ Trent J. Carman
Dated: March 26, 1999                  -------------------------
                                       Trent J. Carman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Chairman of the Board and Director          /S/ John W. Boyle
Dated: March 26, 1999                       ------------------------------
                                            John W. Boyle


Director                                    /S/ James J. Burke, Jr.
Dated: March 26, 1999                       ------------------------------
                                            James J. Burke, Jr.


Director                                    /S/ Albert J. Fitzgibbons, III
Dated: March 26, 1999                       ------------------------------
                                            Albert J. Fitzgibbons, III


Director                                    /S/ Robert F. End
Dated: March 26, 1999                       ------------------------------
                                            Robert F. End


Director                                    /S/ Scott M. Shaw
Dated: March 26, 1999                       ------------------------------
                                            Scott M. Shaw