Form 10-K/A
period 1998-12-31
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 1999-04-20
CIK 889570

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                             --------------------

(Mark One)                       FORM 10-K/A

                               AMENDMENT NO. 1

     (X)         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998    Commission file number:  333-1024


     ( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ________________


                         UNITED ARTISTS THEATRE CIRCUIT, INC.
                  (exact name of registrant as specified in charter)


           Maryland                                            13-1424080
-------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


9110 E. Nichols Avenue, Suite 200
Englewood, CO                                                   80112
-------------------------------                            ------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            -----

State the aggregate market value of the voting stock held by non-affiliates of the registrant. N/A.

The number of shares outstanding of $1.00 par value common stock at March 26, 1999 was 100 shares.

UATC hereby files this Amendment No. 1 on Form 10-K/A to amend  Part III,
Item 10 and Part IV, Item 14 of its Annual Report on Form 10-K for the year ending December 31, 1998.


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


Name                        Age      Business Experience During Past Five Years           Other Public Directorships
----                        ---      ------------------------------------------           --------------------------
Kurt C. Hall................39       President and Chief Executive Officer since March    Mr. Hall is a director of Showscan
                                     6, 1998. Chief Operating Officer since February      Entertainment, Inc.
                                     24, 1997 and Executive Vice President and Director
                                     since May 12, 1992.  Mr. Hall was Chief Financial
                                     Officer from May 12, 1992 to March 5, 1998.

John W. Boyle...............70       Named Chairman of the Board on March 6, 1998.        Mr. Boyle is a director of
                                     Director since March 5, 1997.  Mr. Boyle was Chief   Supermarkets General Holdings Corp.
                                     Financial Officer of Eckerd Corporation
                                     from 1983 to 1995 and Vice Chairman from
                                     1992 to 1995.

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

Robert F. End...............43       Director since February 17, 1993.  Director of       Mr. End is a director of Goss Graphic
                                     MLCP since 1993 and a Partner and a Director of SP   Systems, Inc. and Packard BioScience
                                     since July 1993 and a Partner and a Director of      Company.
                                     SPII since 1994. Prior to July 1994, Mr. End was
                                     a Partner of MLCP from 1993 to 1994 and a Vice
                                     President of MLCP from 1989 to 1993. Mr. End was
                                     also a Managing Director of the Investment Banking
                                     Division of ML&Co. from 1993 to July 1994.


Name                        Age      Business Experience During Past Five Years           Other Public Directorships
----                        ---      ------------------------------------------           --------------------------
Scott M. Shaw...............36       Director since February 17, 1993. Partner and        Mr. Shaw is a director of Dictaphone
                                     Director of SP since February 1999.  Prior to        Corporation and Goss Graphic Systems,
                                     becoming a Partner and Director, Mr. Shaw was a      Inc.
                                     Principal of SP since July 1993.  Mr. Shaw has
                                     also been a Partner and Director of SP II since
                                     February 1999.  Prior to July 1994, Mr. Shaw was a
                                     Vice President of MLCP from January 1994, an
                                     Associate of MLCP from 1991 to 1994 and an Analyst
                                     of MLCP from 1986 to 1989.  Mr. Shaw was also a
                                     Vice President of the Investment Banking Division
                                     of ML&Co. from January to July 1994 and an
                                     Associate of the Investment Banking Division of
                                     ML&Co. from 1991 to 1994 and an Analyst of the
                                     Investment Banking Division of ML&Co. from 1986 to
                                     1989.

Michael Pade................49       Executive Vice President and Director.  Mr. Pade
                                     became Executive Vice President of UATC in
                                     February 1997 in charge of film operations and was
                                     elected Director May 7, 1998.  Mr. Pade joined
                                     UATC in October 1994 as a Senior Vice President of
                                     film operations.  Prior to joining UATC, Mr. Pade
                                     worked for Mann Theatres as the Senior Vice
                                     President in charge of domestic film booking.


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

Jim Ruybal..............53         Executive Vice President.  Mr. Ruybal became Executive Vice President of UATC in
                                   1992.  Mr. Ruybal's duties include supervision of UATC's Satellite Theatre Network(TM).

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

          10.14  United Artists Theatre Circuit 401(k) Savings Plan.
                 (1)

          10.15  United Artists Theatre Circuit Supplemental 401(k) Savings
                 Plan. (2)

          10.16  Tax Sharing Agreement, dated as of May 12, 1992, between
                 United
                 Artists Theatre Company and United Artists Theatre Circuit,
                 Inc. (1)

          10.17  Form of Employment Agreement, dated as of May 12,
                 1992, between UATC and Kurt C. Hall. (1)

          10.18  Employment Agreement Extension Letter dated as of May 12,
                 1998, between
                 United Artists Theatre Circuit, Inc. and Kurt C. Hall. (4)

          10.19 Amendment to the United Artists Theatre Circuit, Inc. 401(K) savings Plan dated as of January 1, 1997. (4)

          10.20  United Artists Theatre Company 1998 Management Stock Plan. (6)

          21.1   Subsidiaries of United Artists Theatre Circuit, Inc. (4)

          27.1   Financial Data Schedule. (7)


------------------------

(1)  Incorporated herein by reference from Form S-1 dated October 5, 1992.
(2) Incorporated herein by reference from Form 10-K for the year ended December 31, 1993.
(3)  Incorporated herein by reference from Form S-2 dated January 31, 1996.
(4)  Incorporated herein by reference to Form 10-K for the year ended
     December 31, 1996.
(5) Incorporated herein by reference to Form S-4 for United Artists Theatre Company, dated June 16, 1998.
(6) Incorporated herein by reference to Form S-8 for United Artists Theatre Company, dated October 15, 1998.
(7)  Previously filed.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        UNITED ARTISTS THEATRE CIRCUIT, INC.
                                        (Registrant)


                                        /S/ Trent J. Carman
                                        -----------------------------
                                        BY:  Trent J. Carman
                                             Chief Financial Officer


Date:  April 16, 1999