Form 10-Q
period 1999-04-01
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 1999-05-17
CIK 889570

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  F O R M 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended April 1, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


Commission File Number  333-1024

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                             13-1424080
---------------------------                               ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


9110 East Nichols Avenue, Suite 200
Englewood, CO                                                   80112
-----------------------------------                       ------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:        (303) 792-3600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----    -----

The number of shares outstanding of $1.00 par value common stock at May 13, 1999 was 100 shares.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                                  APRIL 1, 1999
                                   (UNAUDITED)

                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION                                            PAGE NUMBER
  ITEM 1.  FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets.........................      4
            Condensed Consolidated Statements of Operations...............      5
            Condensed Consolidated Statement of Stockholder's Equity......      6
            Condensed Consolidated Statements of Cash Flow................      7
            Notes to Condensed Consolidated Financial Statements..........      8

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..............     15

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK...........................................     22

PART II    OTHER INFORMATION

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................     23


                         CAUTIONARY STATEMENT REGARDING
                           FORWARD LOOKING STATEMENTS

CERTAIN OF THE MATTERS DISCUSSED IN THIS FORM 10-Q MAY CONSTITUTE FORWARD-LOOKING STATEMENTS FOR PURPOSES OF THE SECURITIES ACT OF 1933, AS AMENDED AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INVOLVE UNCERTAINTIES AND OTHER FACTORS AND THE ACTUAL RESULTS AND PERFORMANCE OF UATC MAY BE MATERIALLY DIFFERENT FROM FUTURE RESULTS OR PERFORMANCE EXPRESSED OR IMPLIED BY SUCH STATEMENTS. CAUTIONARY STATEMENTS REGARDING THE RISKS ASSOCIATED WITH SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THOSE STATEMENTS INCLUDED UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK." CERTAIN OF SUCH RISKS AND UNCERTAINTIES RELATE TO THE HIGHLY LEVERAGED NATURE OF UATC, THE RESTRICTIONS IMPOSED ON UATC BY CERTAIN INDEBTEDNESS, THE SENSITIVITY OF UATC TO ADVERSE TRENDS IN THE GENERAL ECONOMY, THE HIGH DEGREE OF COMPETITION IN UATC'S INDUSTRY, THE VOLATILITY OF UATC'S QUARTERLY RESULTS AND UATC'S SEASONALITY, THE DEPENDENCE OF UATC ON FILMS AND DISTRIBUTORS AND ON ITS ABILITY TO OBTAIN POPULAR MOTION PICTURES, THE CONTROL OF UATC BY THE MERRILL LYNCH CAPITAL PARTNERS, INC. ("MLCP") AND THE DEPENDENCE OF UATC ON KEY PERSONNEL, AMONG OTHERS.

ALL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO UATC ARE EXPRESSLY QUALIFIED BY THE FOREGOING CAUTIONARY STATEMENTS.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                              (Amounts in Millions)
                                   (Unaudited)

                                                                             April 1, 1999        December 31, 1998
                                                                             -------------        -----------------
                                 ASSETS
Current assets:
  Cash and cash equivalents..........................................          $   6.3                     7.9
  Receivables, net ..................................................             19.1                    19.4
  Prepaid expenses and concession inventory..........................             20.4                    15.0
  Other assets.......................................................              0.5                     0.6
                                                                                ------                   -----
     Total current assets............................................             46.3                    42.9

Investments and related receivables..................................              6.7                     8.3
Property and equipment, at cost:
  Land...............................................................             18.5                    20.6
  Theatre buildings, equipment and other.............................            545.9                   538.2
                                                                                ------                   -----
                                                                                 564.4                   558.8
  Less accumulated depreciation and amortization.....................           (206.9)                 (200.1)
                                                                                ------                   -----
                                                                                 357.5                   358.7

Intangible assets, net...............................................             78.9                    81.3
Net assets of discontinued operations (note 9).......................              3.1                     3.1
Other assets, net (notes 3 and 8)....................................             76.8                    73.9
                                                                                ------                   -----
                                                                               $ 569.3                   568.2
                                                                                ------                   -----
                                                                                ------                   -----

                  LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable...................................................          $  73.5                    93.7
  Accrued and other liabilities......................................             33.4                    34.7
  Current portion of long-term debt (notes 3 and 6)..................              6.4                     6.2
                                                                                ------                   -----
     Total current liabilities.......................................            113.3                   134.6

Other liabilities....................................................             34.9                    33.5
Debt (notes 3 and 6).................................................            411.4                   370.3
Liabilities related to discontinued operations (note 9)..............              4.3                     4.9
                                                                                ------                   -----
     Total liabilities...............................................            563.9                   543.3

Minority interests in equity of consolidated
     subsidiaries....................................................              5.3                     5.6

Stockholder's equity (note 3):
  Common stock.......................................................              -                       -
  Additional paid-in capital.........................................            316.7                   318.0
  Accumulated deficit................................................           (313.2)                 (295.3)
  Intercompany account...............................................             (3.4)                   (3.4)
                                                                                ------                   -----
    Total stockholder's equity.......................................              0.1                    19.3
                                                                                ------                   -----
                                                                               $ 569.3                   568.2
                                                                                ------                   -----
                                                                                ------                   -----

See accompanying notes to condensed consolidated financial statements.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                              (Amounts in Millions)
                                   (Unaudited)

                                                                               Thirteen Weeks         Three Months
                                                                                   Ended                Ended
                                                                                April 1,1999        March 31, 1998*
                                                                               --------------       ---------------
Revenue:
     Admissions........................................................         $   93.4                113.4
     Concession sales..................................................             37.0                 46.6
     Other.............................................................              4.3                  4.1
                                                                                --------               ------
                                                                                   134.7                164.1
                                                                                --------               ------
Costs and expenses:
     Film rental and advertising expenses..............................             52.1                 60.9
     Direct concession costs...........................................              4.7                  6.5
     Occupancy expense (note 4)........................................             23.9                 22.8
     Other operating expenses..........................................             44.8                 43.1
     Affiliate lease rentals (note 8)..................................              0.6                  2.1
     General and administrative........................................              6.0                  5.3
     Depreciation and amortization.....................................             13.3                 12.8
                                                                                --------               ------
                                                                                   145.4                153.5
                                                                                --------               ------

Operating income (loss) from continuing operations.....................            (10.7)                10.6

Other income (expense):
     Interest, net (notes 3, 6 and 8)..................................             (7.4)                (8.2)
     Gain on disposition of assets.....................................              0.7                  0.2
     Minority interests in earnings of consolidated subsidiaries.......             (0.1)                (0.4)
     Other, net........................................................             (0.2)                (0.5)
                                                                                --------               ------
                                                                                    (7.0)                (8.9)
                                                                                --------               ------

     Income (loss) from continuing operations before income
         tax expense and discontinued operations.......................            (17.7)                 1.7

Income tax expense (note 10)...........................................             (0.2)                (0.3)
                                                                                --------               ------
     Income (loss) from continuing operations..........................            (17.9)                 1.4

Discontinued operations (note 9).......................................               -                  (1.1)
                                                                                --------               ------
     Net income (loss).................................................            (17.9)                 0.3

Dividends on preferred stock (note 3)..................................               -                  (6.7)
                                                                                --------               ------
     Net loss available to common stockholder..........................         $  (17.9)                (6.4)
                                                                                --------               ------
                                                                                --------               ------


*Restated

See accompanying notes to condensed consolidated financial statements.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

            Condensed Consolidated Statement of Stockholder's Equity
                              (Amounts in Millions)
                                   (Unaudited)

                                                                          Additional                                   Total
                                                                Common      paid-in     Accumulated  Intercompany  stockholder's
                                                                 stock     capital        deficit       account        equity
                                                                ------    ----------    -----------  ------------  ------------
Balance at January 1, 1999................................     $   -        318.0          (295.3)       (3.4)          19.3

Dividend to Parent .......................................         -         (1.3)            -            -            (1.3)

Net loss.................................................          -           -            (17.9)         -           (17.9)
                                                                -----       -----          ------        ----          -----
Balance at April 1, 1999 .................................     $   -        316.7          (313.2)       (3.4)           0.1
                                                                -----       -----          ------        ----          -----
                                                                -----       -----          ------        ----          -----


See accompanying notes to condensed consolidated financial statements.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flow
                             (Amounts in Millions)
                                  (Unaudited)

                                                                                Thirteen Weeks        Three Months
                                                                                  Ended                 Ended
                                                                                April 1,1999        March 31, 1998*
                                                                                --------------      ---------------
Net cash used in operating activities........................................   $  (18.9)                 (0.7)
                                                                                --------                 -----

Cash flow from investing activities:
     Capital expenditures....................................................      (20.7)                (16.8)
     Increase in receivable from sale and leaseback escrow...................        -                    (0.8)
     Proceeds from disposition of assets, net................................        4.4                   -
     Change in investments and receivables from
        theatre joint ventures, net..........................................        1.9                  (1.0)
     Other, net..............................................................       (0.4)                 (1.0)
                                                                                --------                 -----
        Net cash used in investing activities................................      (14.8)                (19.6)
                                                                                --------                 -----

Cash flow from financing activities:
     Debt borrowings.........................................................       53.0                  42.0
     Debt repayments.........................................................      (11.7)                (25.2)
     Dividend to Parent......................................................       (1.3)                  -
     Increase in intercompany receivable.....................................       (2.1)                 (1.8)
     Increase (decrease) in cash overdraft...................................       (4.4)                  1.8
     Other, net..............................................................       (1.4)                   -
                                                                                --------                 -----
        Net cash provided by financing activities............................       32.1                  16.8
                                                                                --------                 -----

        Net decrease in cash.................................................       (1.6)                 (3.5)

Cash and cash equivalents:
     Beginning of period.....................................................        7.9                  10.6
                                                                                --------                 -----
     End of period...........................................................   $    6.3                   7.1
                                                                                --------                 -----
                                                                                --------                 -----

Reconciliation of net income (loss) to net cash used in operating activities:
Net income (loss)............................................................   $  (17.9)                  0.3
Discontinued operations......................................................       (0.6)                  0.4
Effect of leases with escalating minimum annual rentals......................        1.2                   0.9
Depreciation and amortization................................................       13.3                  12.8
Gain on disposition of assets................................................       (0.7)                 (0.2)
Minority interests in earnings of consolidated subsidiaries..................        0.1                   0.4
Change in assets and liabilities:
     Receivables.............................................................       (0.1)                  0.2
     Prepaid expenses and concession inventory...............................       (5.4)                 (3.8)
     Other assets............................................................        0.4                   0.3
     Accounts payable........................................................       (7.1)                 (7.9)
     Accrued and other liabilities...........................................       (2.1)                 (4.1)
                                                                                --------                 -----
        Net cash used in operating activities................................   $  (18.9)                 (0.7)
                                                                                --------                 -----
                                                                                --------                 -----

*Restated

See accompanying notes to condensed consolidated financial statements.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  April 1, 1999
                                   (Unaudited)

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

     Certain prior period amounts have been reclassified for comparability with the 1999 presentation.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made in the accompanying interim condensed consolidated financial statements, which are necessary to present fairly the financial position of UATC and the results of its operations. Interim results are not necessarily indicative of the results for the entire year because of fluctuations of revenue and related expenses resulting from the seasonality of attendance and the availability of popular motion pictures. These financial statements should be read in conjunction with the audited December 31, 1998 consolidated financial statements and notes thereto included as part of UATC's Form 10-K.

(2)  CHANGE IN REPORTING PERIOD

     During 1999, UATC changed its reporting period from the traditional calendar quarter and year presentation ending on March 31, June 30, September 30 and December 31 to a presentation ending on the Thursday closest to the calendar quarter or year. This change was made to more accurately reflect UATC's natural business cycle. The periods presented in these financial statements are for the thirteen weeks ended April 1, 1999 and the quarter ended March 31, 1998.

(3)  RECAPITALIZATION

     On April 21, 1998, the Parent completed the offering of $225.0 million of its 9.75% senior subordinated notes due April 15, 2008 (the "Fixed Rate Subordinated Notes") and the offering of $50.0 million of its floating rate senior subordinated notes due October 15, 2007 (the "Floating Rate Subordinated Notes") (collectively, the "Senior Subordinated Notes"), and entered into a $450.0 million bank credit facility (the "New Bank Credit Facility") with a final maturity of April 2007.

     The proceeds from the offerings of the Senior Subordinated Notes and a portion of the borrowings under the New Bank Credit Facility were used to repay the outstanding borrowings under UATC's existing bank credit facility (the "Bank Credit Facility")

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(3)  RECAPITALIZATION, CONTINUED

     (approximately $272.5 million), and fund the redemption of the Parent's preferred stock (approximately $159.2 million) and the redemption of UATC's $125.0 million senior secured notes (the "Senior Secured Notes") at 102.875% plus accrued but unpaid interest of $0.8 million. Included in the New Bank Credit Facility was a delayed draw term loan that was used to repay and retire all of the Prop I mortgage notes outstanding (approximately $45.7 million on November 1, 1998).

     The Parent contributed the net proceeds from the Senior Subordinated Notes in excess of the redemption value of the Parent's preferred stock (approximately $108.1 million) to UATC as additional common equity. Additionally, UATC's preferred stock (which was held by the Parent) was converted into additional common equity.

(4)  SALE AND LEASEBACK TRANSACTIONS

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

     In December 1997, UATC entered into a sale and leaseback transaction whereby two theatres under development were sold to, and leased back from, an unaffiliated third party for approximately $18.1 million. At April 1, 1999, approximately $9.1 million of the sales proceeds were held in escrow and will be paid under the terms of the sale and leaseback to reimburse UATC for certain of the construction costs associated with the two theatres. The lease has a term of 22 years with options to extend for an additional 10 years.

(5)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash payments for interest were $8.6 million and $5.9 million for the thirteen weeks ended April 1, 1999 and the three months ended March 31 1998, respectively.

     UATC accrued $6.7 million of dividends during the three months ended March 31, 1998 on its preferred stock. The preferred stock was redeemed during 1998 as part of the recapitalization (see Note 3).

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(5)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION, CONTINUED

     During the three months ended March 31, 1998, UATC exchanged one of its fee-owned theatre properties with Prop I in exchange for two of Prop I's fee-owned theatre properties and a $1.1 million note.

(6)  DEBT

     Debt is summarized as follows (amounts in millions):

                                                          April 1, 1999             December 31, 1998
                                                          -------------             -----------------
          New Bank Credit Facility (a)...................   $  407.3                        365.3
          Other (b)......................................       10.5                         11.2
                                                            --------                       ------
                                                               417.8                        376.5
          Less current portion...........................       (6.4)                        (6.2)
                                                            --------                       ------
                                                             $ 411.4                        370.3
                                                            --------                       ------
                                                            --------                       ------

     (a) The New Bank Credit Facility provides for term loans aggregating $350.0 million (the "Term Loans") and a reducing revolving loan and standby letters of credit aggregating $100.0 million (the "Revolving Facility"). The Term Loans consist of the following (i) a $70.0 million term loan (the "Tranche A Term Loan"); (ii) a $118.0 million term loan (the "Tranche B Term Loan"); and (iii) a $162.0 million term loan (the "Tranche C Term Loan").

          Commitments available for borrowing under the Revolving Facility reduce semi-annually commencing January 3, 2002 through April 21, 2005. The Tranche A Term Loan requires semi-annual principal payments commencing December 31, 1998 through June 28, 2001 of 1/2% of the December 31, 1998 outstanding balance and then in escalating semi-annual payments through April 21, 2005. The Tranche B Term Loan requires semi-annual principal payments commencing December 31, 1998 through June 30, 2005 of 1/2% of the December 31, 1998 outstanding balance and two payments of 46.5% of the December 31, 1998 outstanding balance on December 29, 2005 and April 21, 2006. The Tranche C Term Loan requires semi-annual principal payments commencing December 31, 1998 through June 29, 2006 of 1/2% of the December 31, 1998 outstanding balance and two payments of 46% of the December 31, 1998 outstanding balance on December 28, 2006 and April 21, 2007.

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

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(6)  DEBT, CONTINUED

          Additionally, the New Bank Credit Facility will be secured by mortgages on certain of UATC's and Prop I's properties.

          The New Bank Credit Facility contains certain provisions that require the Parent to maintain certain financial ratios and places limitations on, among other things, capital expenditures, additional indebtedness, disposition of assets and restricted payments.

     (b) Other debt at April 1, 1999, consists of various term loans, mortgage notes, capital leases and other borrowings. This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through March 1, 2006.

     At April 1, 1999, UATC was party to interest rate collar agreements on $225.0 million of floating rate debt which provide for a LIBOR interest rate cap ranging between 6% and 7 1/2% and LIBOR interest rate floors ranging between 5 1/4% and 5 1/2% that expire at various dates through August 2001. UATC is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements. As UATC has historically received payments relating to its various interest hedge agreements, it does not anticipate such non-performance in the future. Amounts paid to the counterparties to the interest collar agreements are recorded as an increase to interest expense and amounts received from the counterparties to the interest rate collar agreements are recorded as a reduction of interest expense.

     At April 1, 1999, the Parent had approximately $41.0 million of Revolving Facility commitments, $4.1 million of which has been used for the issuance of letters of credit. The Parent pays commitment fees of 1/2% per annum on the average unused commitments.

     The primary source of principal and interest payments related to the New Bank Credit Facility and the Senior Subordinated Notes will come from payments by UATC to the Parent. The amount of payments by UATC to the Parent may be limited from time to time by covenants included in the Participation Agreement relating to the 1995 Sale and Leaseback. (see Note
     4).

     Interest, net includes amortization of deferred loan costs of $0.2 million and $0.5 million for the thirteen weeks ended April 1, 1999 and the three months ended March 31, 1998, respectively. Additionally, interest, net includes interest income of $1.4 million and $0.4 million for the thirteen weeks ended April 1, 1999 and the three months ended March 31, 1998, respectively.

(7)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     At April 1, 1999, the fair value of UATC's cash and cash equivalents, outstanding borrowings under the New Bank Credit Facility and other debt approximated their carrying amount and the fair value of the interest rate collar agreements was approximately $(0.8) million.

(8)  RELATED PARTY TRANSACTIONS

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

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(8)  RELATED PARTY TRANSACTIONS, CONTINUED

     The lease arrangement with Prop I was entered into in conjunction with the placement of mortgage debt financing in 1988. On November 1, 1998, the mortgage debt was repaid via a term loan borrowing under the New Bank Credit Facility (see Note 3). UATC has reflected this additional borrowing as a long-term receivable from an affiliate. In order to fund the cost of additions and/or renovations to the theatres leased by UATC from UAR or Prop I, UATC has periodically made advances to UAR. Interest on the advances accrues at the prime rate and amounted to $1.3 million for the thirteen weeks ended April 1, 1999 and $0.4 million for the three months ended March 31 1998.

(9)  DISCONTINUED OPERATIONS

     During 1998, UATC established a plan to dispose of its entertainment center business operations. Current and prior period results for the entertainment center business operations have been classified separately in the accompanying statements of operations as discontinued operations.

     Net assets of the discontinued operations were $3.1 million at April 1, 1999 and December 31, 1998. Liabilities related to the discontinued operations were $4.3 million and $4.9 million at April 1, 1999 and December 31, 1998, respectively. The net loss from discontinued operations was $1.1 million for the three months ended March 31, 1998. Revenue generated by the discontinued operations was $0.1 million for the thirteen weeks ended April 1, 1999 and $0.4 million for the three months ended and March 31, 1998. Included in the net loss from discontinued operations was interest expense of $0.4 million for the three months ended March 31, 1998. Interest expense was allocated to the discontinued operations based upon the average fixed asset balance and UATC's average borrowing rate.

(10) INCOME TAXES

     UATC and each of its 80% or more owned subsidiaries are included in the Parent's consolidated federal income tax returns. Pursuant to a tax sharing agreement with the Parent's, UATC and each of its 80% or more owned consolidated subsidiaries are allocated a portion of the Parent's current federal income tax expense (benefit). Such allocations are determined as if UATC and each of its 80% or more owned consolidated subsidiaries were separate tax paying entities within the consolidated group. For the thirteen weeks ended April 1, 1999 and the three months ended March 31, 1998, UATC and each of its 80% or more owned consolidated subsidiaries were allocated no current federal income tax expense (benefit) pursuant to such tax sharing agreement as a result of the group's overall net loss position.

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

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(10) INCOME TAXES, CONTINUED

     At April 1, 1999, the Parent had a net operating loss carryforward for federal income tax purposes of approximately $183.0 million.

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

(11) SEGMENT INFORMATION

     UATC's operations are classified into two business segments; theater operations and the Satellite Theatre Network-TM-. The Satellite Theatre Network-TM- rents theatre auditoriums for seminars, corporate training, business meetings and other educational or communication uses product and consumer research and other entertainment uses. Theatre auditoriums are rented individually or on networked basis.

     The following table presents certain information relating to the theatre operations and Satellite Theatre Network-TM- segments for the thirteen weeks ended April 1, 1999 and the three months ended March 31, 1998 (amounts in millions):

                                                                    Theatre           Satellite
                                                                  Operations        Theatre Network      Total
                                                                  ----------        ---------------     -------
         FOR THE THIRTEEN WEEKS ENDED APRIL 1, 1999
         Revenue............................................      $  133.6                1.1           134.7
         Operating income (loss)............................         (10.7)               -             (10.7)
         Depreciation and amortization......................          13.0                0.3            13.3
         Assets.............................................         565.4                3.9           569.3
         Capital expenditures...............................          20.7                -              20.7

         FOR THE THREE MONTHS ENDED MARCH 31, 1998
         Revenue............................................         162.7                1.4           164.1
         Operating income (loss)............................          10.8               (0.2)           10.6
         Depreciation and amortization......................          12.5                0.3            12.8
         Assets.............................................         501.2                3.9           505.1
         Capital expenditures...............................          16.8                -              16.8


(12) COMPREHENSIVE INCOME

     Separate statements of comprehensive income have not been presented in these financial statements as the only reconciling item between net loss as reflected in the statements of operations and comprehensive income would be the change in UATC's cumulative foreign currency translation adjustment. For the three months ended March 31, 1998, the change in the cumulative foreign currency translation adjustment was $0.1 million.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(13) COMMITMENTS AND CONTINGENCIES

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

     The American With Disabilities Act of 1990 ("ADA") and certain state statutes, among other things, require that places of public accommodation, including theatres (both existing and newly constructed) be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and reimbursement of plaintiff's attorney's fees and expenses under certain circumstances. UATC has established a program to review and evaluate UATC's theatres and to make any changes that may be required by the ADA. UATC believes that the cost of complying with the ADA will not have a material adverse affect on UATC's financial position, liquidity or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 1999, UATC changed its reporting period from the traditional calendar quarter and year presentation ending on March 31, June 30, September 30, and December 31 to a presentation ending on the Thursday closest to the calendar quarter or year end. The periods presented below are for the thirteen weeks ended April 1, 1999 and the quarter ended March 31, 1998. The following discussion and analysis of UATC's financial condition and results of operations should be read in conjunction with UATC's Condensed Consolidated Financial Statements and related notes thereto. Such financial statements provide additional information regarding UATC's financial activities and condition.

                              RESULTS OF OPERATIONS

    THIRTEEN WEEKS ENDED APRIL 1, 1999 AND THREE MONTHS ENDED MARCH 31, 1998

The following table summarizes certain operating data of UATC's theatres (dollars in millions, except admissions per weighted average operating theatre, admissions per weighted average operating screen and concession sales per weighted average operating theatre):

                                                         Thirteen Weeks         Three Months                 %
                                                             Ended                 Ended                  Increase
                                                         April 1, 1999         March 31, 1998*           (Decrease)
                                                         -------------         ----------------          ----------
Operating Theatres(1)
   Revenue:
     Admissions......................................    $     93.4                 113.4                 (17.6)
     Concession sales................................          37.0                  46.6                 (20.6)
     Other...........................................           4.3                   4.1                   4.9
   Operating expenses:
     Film rental and advertising expenses............          52.1                  60.9                 (14.5)
     Concession costs................................           4.7                   6.5                 (27.7)
     Occupancy expense...............................          23.9                  22.8                   4.8
     Other operating expenses:
        Personnel expense............................          23.1                  22.8                   1.3
        Miscellaneous operating expenses.............          22.3                  22.4                  (0.5)
   Weighted avg. operating theatres(2)...............           315                   332                  (5.1)
   Weighted avg. operating screens(2)................         2,167                 2,154                   0.6
   Weighted avg. screens per avg. theatre............           6.9                   6.5                   6.0
   Admissions per weighted avg.
     operating theatre...............................    $  296,508               341,566                 (13.2)
   Admissions per weighted avg.
     operating screen................................    $   43,101                52,646                 (18.1)
   Concession sales per weighted avg.
     operating theatre...............................    $  117,460               140,361                 (16.3)

     (1) The operating theatres include revenue and expenses of all theatres operated by UATC that are more than 50% owned.

     (2) Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.

*Restated

REVENUE FROM OPERATING THEATRES

ADMISSIONS: Admissions revenue, admission revenue per weighted average operating theatre and admissions revenue per weighted average operating screen decreased 17.6%, 13.2% and 18.1%, respectively, during the thirteen weeks ended April 1, 1999 as compared to the three months ended March 31, 1998. These decreases were primarily the result of a 20.6% decrease in attendance, partially offset by a 3.7% increase in the average ticket price. The decrease in attendance was primarily due to the decrease in overall industry attendance associated with the unprecedented success of the film TITANTIC during the three months ended March 31, 1998. In addition to the lower industry attendance, the attendance at certain of United Artists' older theatres has been adversely impacted by new theatre construction and certain older theatres have been closed resulting in a decline in the weighted average operating theatres by 5.1%. The increase in the average ticket price was primarily due to selective increases in ticket prices during the summer and holiday periods of 1998.

CONCESSION SALES: Concession sales revenue decreased 20.6% during the thirteen weeks ended April 1, 1999 as compared to the three months ended March 31, 1998, as a result of the decreased attendance discussed above. Concession sales per weighted average operating theatre decreased only 16.3% during the thirteen weeks ended April 1, 1999 as compared to the three months ended March 31, 1998 as a result of those concession improvements related to increased emphasis on sales staff training, the opening of several new theatres with more efficient concession operations and the sale or closure of several less productive theatres.

OTHER: Other revenue is derived primarily from on-screen advertising, revenue generated by the Satellite Theatre Network-TM- , electronic video games located in theatre lobbies, theatre rentals, and other miscellaneous sources. Other revenue increased 4.9% for the thirteen weeks ended April 1, 1999 as compared to the three months ended March 31, 1998, primarily as a result of a 91.6% increase in slide advertising revenue, partially offset by a 21.4% decrease in Satellite Theatre Network-TM- revenue and a 5.1% decrease in weighted average operating theatres.

OPERATING EXPENSES FROM OPERATING THEATRES

FILM RENTAL AND ADVERTISING EXPENSES: Film rental and advertising expenses decreased 14.5% during the thirteen weeks ended April 1, 1999 as compared to the three months ended March 31, 1998, primarily as a result of the decrease in admissions revenue discussed above. Film rental and advertising expenses as a percentage of admissions revenue were 55.8% for the thirteen weeks ended April 1, 1999 and 53.7% for the three months ended March 31, 1998. The increase in film rental and advertising expenses as a percentage of admissions revenue related primarily to the shorter run of the films which played during the thirteen weeks ended April 1, 1999. Typically, film rental as a percentage of admissions revenue increases the shorter the run of the film.

CONCESSION COSTS: Concession costs include direct concession product costs and concession promotional expenses. Such costs decreased 27.7% during the thirteen weeks ended April 1, 1999 as compared to the three months ended March 31, 1998, primarily as a result of the decrease in concession sales revenue discussed above and a decrease in the cost percentage. Concession costs as a percentage of concession sales revenue were 12.7% and 14.0% for the thirteen weeks ended April 1, 1999 and the three months ended March 31, 1998, respectively. The decrease in concession costs as a percent of concession sales for the thirteen weeks ended April 1, 1999 as compared to the three months ended March 31, 1998 was primarily due to lower promotional expenses and the rebidding or restructuring of the product and distribution contracts associated with many of UATC's concession products.

OCCUPANCY EXPENSE: UATC's typical theatre lease arrangement provides for a base rental as well as contingent rentals that is a function of the underlying theatre's revenue over an agreed upon breakpoint. Occupancy expense increased 4.8% during the thirteen weeks ended April 1, 1999 as compared to the three months ended March 31, 1998. This increase related to higher base rentals on newly opened theatres and additional sale and leaseback rent, partially offset by fewer weighted average operating theatres. In addition, occupancy expense for the thirteen weeks ended April 1, 1999 and the three months ended March 31, 1998 includes $1.2 million and $0.9 million, respectively, of non-cash charges relating to the effect of escalating leases which have been "straight-lined" for accounting purposes.

PERSONNEL EXPENSE: Personnel expense includes the salary and wages of the theatre manager and all theatre staff, commissions on concession sales, payroll taxes and employee benefits. Personnel expense increased 1.3% during the thirteen weeks ended April 1, 1999 as compared to the three months ended March 31, 1998. This increase in personnel expense was primarily due to an increase in janitorial and fringe benefit expenses. Personnel expense as a percentage of admissions and concessions revenue was 17.7% for the thirteen weeks ended April 1, 1999 and 14.3% for the three months ended March 31, 1998. The increase in personnel expense as a percentage of admissions and concessions was primarily attributable to the fixed nature of certain of the personnel expenses (i.e., theatre managers' and assistant managers' salaries) and the increase in janitorial and fringe benefit expenses, partially offset by the closure or sale of several less efficient theatres and the opening of several new larger, more efficient multiplex theatres.

MISCELLANEOUS OPERATING EXPENSES: Miscellaneous operating expenses consist of utilities, repairs and maintenance, insurance, real estate and other taxes, supplies and other miscellaneous operating expenses. Miscellaneous operating expenses decreased 0.5% during the thirteen weeks ended April 1, 1999 as compared to the three months ended March 31, 1998, primarily as a result of reductions in utilities, insurance and Satellite Theatre Network-TM-operating expenses, partially offset by slightly higher common area maintenance expenses.

The revenue and operating expenses discussed above are incurred exclusively within UATC's theatres. The other expense discussions below reflect the combined expenses of corporate, divisional, district and theatre operations.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of costs associated with corporate theatre administration and operating personnel, Satellite Theatre Network-TM- sales and marketing staff and other support functions located at UATC's corporate headquarters, two film booking and regional operating offices and 14 district theatre operations offices (generally located in theatres). General and administrative expenses increased $0.7 million for the thirteen weeks ended April 1, 1999 as compared to the three months ended March 31, 1998, primarily as a result of normal salary adjustments and a $0.2 million reduction in management fees from international theatres previously managed.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense includes the depreciation of theatre buildings and equipment and the amortization of theatre lease costs and certain non-compete agreements. Depreciation and amortization increased $0.5 million during the thirteen weeks ended April 1, 1999 as compared to the three months ended March 31, 1998, primarily due to increased depreciation charges on UATC's newly opened theatres.

OPERATING INCOME (LOSS)

During the thirteen weeks ended April 1, 1999, UATC incurred a operating loss of $10.7 million as compared to generating operating income of $10.6 million for the three months ended March 31, 1998. This decrease in operating income relates primarily to lower revenue and higher other operating expenses, partially offset by reduced film rental and advertising expenses and direct concession costs.

INTEREST, NET

Interest, net decreased $0.8 million for the thirteen weeks ended April 1, 1999 as compared to the three months ended March 31, 1998, due primarily to lower average debt balances as a result of the 1998 refinancing of UATC's Senior Secured Notes with the Senior Subordinated Notes issued by the Parent.

DISCONTINUED OPERATIONS

During 1998 UATC established a plan to dispose of its entertainment center business operations. The net loss from the discontinued operations was $1.1 million for the three months ended March 31, 1998. Included in the net loss from discontinued operations for the three months ended March 31, 1998 was interest expense of $0.4 million.

NET LOSS AVAILABLE TO COMMON STOCKHOLDER

During the thirteen weeks ended April 1, 1999 and the three months ended March 31, 1998, UATC incurred net losses available to common stockholder of $17.9 million and $6.4 million, respectively. This decrease relates primarily to the decrease in operating income, partially offset by the reduction in interest, net, the loss from discontinued operations and the dividends of preferred stock.

                         LIQUIDITY AND CAPITAL RESOURCES

For the thirteen weeks ended April 1, 1999, $18.9 million of cash was used in UATC's operating activities. This operating use of cash, in addition to $14.8 million of cash used for capital expenditures and other investing activities, was provided by $32.1 million of financing activities and $1.6 million of cash balances available at December 31, 1998.

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

During May 1998, the Parent completed the offering of $225.0 million of its 9.75% Fixed Rate Subordinated Notes due April 15, 2008, and the offering of $50.0 million of its Floating Rate Subordinated Notes due October 15, 2007 and entered into the $450.0 million New Bank Credit Facility with a final maturity of April 21, 2007.

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

As part of its strategic plan, UATC intends to continue to dispose of, through sale or lease terminations, certain of its non-strategic or underperforming operating theatres and real estate. Net proceeds, if any, from these increased disposition efforts are expected to be used to repay existing debt or to be redeployed into the renovation and/or expansion of existing theatres and new, larger (in terms of screens), higher margin theatres. While there can be no assurance that such sales or lease termination efforts will be successful, negotiations are ongoing with respect to several theatres and parcels of real estate. During the thirteen weeks ended April 1, 1999, UATC closed or sold six theatres (27 screens). The theatres that were closed were primarily smaller, older theatres that were not part of UATC's long term strategic plans or were underperforming.

In an effort to limit the amount of investment exposure on any one project, UATC typically develops theatre projects where both the land and building are leased through long-term operating leases. Where such lease transactions are unavailable, however, UATC will invest in the land and development of the entire theatre facility (fee-owned) and then seek to enter into a sale and leaseback transaction. Regardless of whether the theatre is leased or fee-owned, in most cases the equipment and other theatre fixtures are owned by UATC. For the thirteen weeks ended April 1, 1999, UATC invested approximately $10.2 million on eight theatres (101 screens) which opened during 1998 and $10.5 million on the development of three new theatres (41 screens), one theatre (12 screens) on an existing drive-in and renovations, expansions and the addition of stadium seating to four existing theatres (51 screens) expected to open during the remainder of 1999 and recurring maintenance to certain existing theatres.

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

In December 1997, UATC entered into a sale and leaseback transaction whereby two theatres under development were sold to, and leased back from, an unaffiliated third party for approximately $18.1 million. At April 1, 1999, approximately $9.1 million of the sales proceeds were held in escrow and will be paid under the terms of the sale and leaseback to reimburse UATC for certain of the construction costs associated with the two theatres.

At April 1, 1999, UATC had entered into construction or lease agreements for three new theatres (41 screens), one theatre (12 screens) on an existing drive-in and for renovations, expansions and the addition of stadium seating to four existing theatres (51 screens) that UATC intends to open during 1999. UATC estimates that capital expenditures associated with these theatres and ongoing maintenance will aggregate approximately $39.0 million, exclusive of the cash received from the 1997 sale and leaseback. Such amounts relate only to projects in which UATC had executed a definitive lease and all significant lease contingencies have been satisfied. UATC expects additional capital expenditures, primarily with regard to the renovation or expansion of existing key locations. Because a significant portion of UATC's future capital spending plans relate to the renovation and/or expansion of existing key locations, the timing of such commitments and expenditures are much more flexible and thus can be matched to net cash provided by operating activities, asset sales or other sources of capital.

UATC is party to interest rate collar agreements on $225.0 million of floating rate debt which provide for a LIBOR interest rate cap ranging between 6% and 7 1/2% per annum and LIBOR interest rate floors ranging between 5 1/4% and 5 1/2%, and expire at various dates through August 2001. The terms of the New Bank Credit Facility require UATC to obtain interest rate hedges on a certain portion of its indebtedness thereunder. Amounts paid to the counterparties to the interest rate collar agreements are recorded as an increase to interest expense and amounts received from the counterparties to the interest rate collar agreements are recorded as a reduction of interest expense.

UATC believes that the net cash provided by operations in future periods and borrowings available under the New Bank Credit Facility will be sufficient to fund its future cash requirements. UATC expects the future cash requirements will principally be for repayments of indebtedness, working capital requirements and capital expenditures. UATC's future operating performance and ability to service its current indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond UATC's control. Additionally, UATC's ability to incur additional indebtedness may be limited by convenants contained in the Participation Agreement relating to the 1995 Sale and Leaseback discussed above.

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

COMPUTER BASED SYSTEMS IN UATC'S THEATRES: UATC's theatres utilize a number of computerized systems that may encounter year 2000 problems. Some of the systems that may experience year 2000 problems include the point-of-sale ("POS") system, the projection and sound system, the energy management system and other ancillary systems. The POS system records sales transactions, issues admission tickets and relays the daily operational information to UATC's corporate computer system. UATC initiated a plan to replace its outdated POS system in 1993. The new POS system has been tested and is expected to be year 2000 compliant. At April 1, 1999, replacement of UATC's POS system was approximately 70% complete. UATC expects that by December
31, 1999 all of its operating theatres will be equipped with the new POS system. If the new POS system were to malfunction or fail, manual backup systems currently in place at the theatres could be utilized.

Most all of the UATC's theatres are equipped with projection and sound systems and energy management systems that are automated. If either the projection and sound systems or energy management systems were to malfunction or fail as a result of a year 2000 problem, manual backup systems currently in place at the theatres could be utilized.

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

The telecommunications systems allow UATC to obtain the daily operational information for each of its theatres and to communicate with the theatres and all vendors and suppliers. The telecommunication systems have been tested and appear to be year 2000 compliant.

PRODUCTS AND SERVICES PROVIDED BY OUTSIDE VENDORS: UATC is very dependent upon products and services provided by outside vendors. Year 2000 compliance by these vendors is voluntary and outside of the control of UATC. The major products and services that UATC is dependent upon vendors for are film supply, concessions inventory and utilities. If any of these vendors were to experience year 2000 problems, UATC could experience in material and adverse consequences. UATC has been advised by its major vendors that they expect to be year 2000 compliant.

UATC is very dependent upon the banking industry for depositing daily cash receipts and making vendor and payroll disbursements. UATC primarily utilizes large, national banks and generally anticipates no material and adverse year 2000 problems from them. If, however, the banking industry were to experience year 2000 problems, UATC could experience material and adverse consequences.

Although this review is still in progress, UATC believes that conversion requirements will not result in significant disruption of UATC's business operations or have a material adverse effect on its future liquidity or results of operations. UATC's cost associated with year 2000 upgrades and preventative measures is expected to be less than $0.5 million.

                       NEW ACCOUNTING PRONOUNCEMENTS

During 1998, the Emerging Issues Task Force (EITF) released No. 97-10, "The Effect of Leasee Involvement in Asset Construction." Issue No. 97-10 is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased to the lessee when construction of the asset is completed. In certain construction projects, UATC is responsible for directly paying project costs that are in excess of an agreed upon amount to be paid for by the owner-lessor. Generally, these project costs paid by UATC include elements that are considered to be structural in nature as defined by Issue No. 97-10. As a result, UATC believes it would be considered the owner of these projects during construction. The consensus reached in Issue No. 97-10 applies to construction projects committed to after May 21, 1998 and also to those projects that were committed to on May 21, 1998 if construction does not commence by December 31, 1999. Unless UATC changes the manner in which it contracts for the construction of theatres, UATC believes that Issue No. 97-10 will require certain of its future operating leases to be recorded as lease financing obligations. UATC is in the process of evaluating the impact of Issue No. 97-10 on its consolidated financial position, results of operation and cash flows.

During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Statement expands the definition of derivatives and requires that derivative instruments be recorded at fair market value on the balance sheet and changes in the fair value be recognized in the calculation of net income unless specific hedge accounting criteria are met. Qualifying financial instruments to which UATC is a party include borrowings under the New Bank Credit Facility, interest rate swap agreements and interest rate collar agreements. The effective date for SFAS No. 133 is for fiscal years beginning after June 15, 1999. UATC has not quantified the impact of adopting SFAS No. 133 on its financial position, results of operation or cash flow and has not determined the timing of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in net income and comprehensive income.

During 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Reporting on Internal Use Software" and Statement of Position 98-5 ("SOP 98-5") "Reporting on Start-up Costs." SOP 98-1 provides guidance on accounting for the cost of computer software obtained for internal use and requires that certain costs of internally generated computer software be capitalized rather than expensed. SOP 98-5 requires that entities expense the costs of start-up activities as they are incurred. The effective date for SOP 98-1 and SOP 98-5 is for fiscal years beginning after December 15, 1998. Adoption of SOP 98-1 and SOP 98-5 has not materially effected UATC's consolidated financial position, results of operation or cash flow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                         Expecting Maturity Date
                                                April 1,                                                      Fair
                              2000      2001      2002     2003      2004      Thereafter      Total         Value
                              ----      ----      ----     ----      ----      ----------      -----         -----
Long-Term Debt
  Fixed Rate                 $ 2.9       3.0       0.5      0.4       0.4          3.3          10.5          10.5
  Avg. Interest Rate           9.4%      9.4       7.9      7.8       7.8          7.8           8.7
  Floating Rate              $ 3.5       3.5       5.6     15.8      27.8        351.1         407.3         407.3
  Avg. Interest Rate           (1)       (1)       (1)      (1)       (1)          (1)           (1)
Interest Rate Collars
  (notional amount)          $75.0        -      150.0       -         -            -          225.0          (0.8)
Avg. Interest Rate
  Interest Rate Cap            (2)       (2)       (2)      (2)       (2)          (2)           (2)
  Interest Rate Floor          (3)       (3)       (3)      (3)       (3)          (3)           (3)


(1)  The weighted average floating interest rate at April 1, 1999 was 8.69%.
(2) The average interest rate cap was 6.5% through July 1999 and 6.0% through August 2001.
(3) The average interest rate floor was 5.4% through July 1999 and 5.5% through August 2001.

                           PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

27 Financial Data Schedule

(b) Reports on Form 8-K

On April 9, 1999, UATC filed a Form 8-K with the Securities and Exchange Commission.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNITED ARTISTS THEATRE CIRCUIT, INC.
                                       (Registrant)



                                       /s/ Trent J. Carman
                                       ------------------------------
                                       BY: Trent J. Carman
                                           Chief Financial Officer

Date:  May 13, 1999