Form 10-Q
period 1999-07-01
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 1999-08-12
CIK 889570

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 F O R M  10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended July 1, 1999

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ________


Commission File Number:  333-1024


                      UNITED ARTISTS THEATRE CIRCUIT, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Maryland                                 13-1424080
          -------------------------------                ---------------------
          (State or other jurisdiction of                  (I.R.S. Employer
           incorporation or organization)                 Identification No.)


         9110 East Nichols Avenue, Suite 200
         Englewood, Colorado                                  80112
         ----------------------------------------           ----------
         (Address of principal executive offices)           (Zip Code)

         Registrant's telephone number, including area code:  (303) 792-3600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X    No
                       ---     ---

The number of shares outstanding of $1.00 par value common stock at August 9, 1999 was 100 shares.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                                  JULY 1, 1999
                                   (UNAUDITED)

                                TABLE OF CONTENTS

                                                                                                   PAGE NUMBER
                                                                                                   -----------
PART I        FINANCIAL INFORMATION


     ITEM 1.      FINANCIAL STATEMENTS

      UNITED ARTISTS THEATRE CIRCUIT, INC.
                   Condensed Consolidated Balance Sheets................................................  4
                   Condensed Consolidated Statements of Operations......................................  5
                   Condensed Consolidated Statement of Stockholder's Equity (Deficit)...................  6
                   Condensed Consolidated Statements of Cash Flow.......................................  7
                   Notes to Condensed Consolidated Financial Statements.................................  8


     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS ................................ 16


     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                          ABOUT MARKET RISK............................................................. 25


PART II     OTHER INFORMATION

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K...................................................... 26

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD LOOKING STATEMENTS


CERTAIN OF THE MATTERS DISCUSSED IN THIS FORM 10-Q MAY CONSTITUTE FORWARD-LOOKING STATEMENTS FOR PURPOSES OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INVOLVE UNCERTAINTIES AND OTHER FACTORS AND THE ACTUAL RESULTS AND PERFORMANCE OF UATC MAY BE MATERIALLY DIFFERENT FROM FUTURE RESULTS OR PERFORMANCE EXPRESSED OR IMPLIED BY SUCH STATEMENTS. CAUTIONARY STATEMENTS REGARDING THE RISKS ASSOCIATED WITH SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THOSE STATEMENTS INCLUDED UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK." CERTAIN OF SUCH RISKS AND UNCERTAINTIES RELATE TO THE HIGHLY LEVERAGED NATURE OF UATC, THE RESTRICTIONS IMPOSED ON UATC BY CERTAIN INDEBTEDNESS, THE SENSITIVITY OF UATC TO ADVERSE TRENDS IN THE GENERAL ECONOMY, THE HIGH DEGREE OF COMPETITION IN UATC'S INDUSTRY, THE VOLATILITY OF UATC'S QUARTERLY RESULTS, THE DEPENDENCE OF UATC ON FILMS AND DISTRIBUTORS AND ON ITS ABILITY TO OBTAIN POPULAR MOTION PICTURES, THE CONTROL OF UATC BY AFFILIATES OF MERRILL LYNCH CAPITAL PARTNERS, INC. ("MLCP") AND THE DEPENDENCE OF UATC ON KEY PERSONNEL, AMONG OTHERS.

ALL WRITTEN FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO UATC ARE EXPRESSLY QUALIFIED BY THE FOREGOING CAUTIONARY STATEMENTS.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                              (Amounts in Millions)
                                   (Unaudited)

                                                                                  July 1, 1999          December 31, 1998
                                                                                  ------------          -----------------
                                 ASSETS

Current assets:
  Cash and cash equivalents..................................................  $       7.3                     7.9
  Receivables, net...........................................................         10.7                    19.4
  Prepaid expenses and concessions inventory.................................         18.4                    15.0
  Other assets...............................................................          0.2                     0.6
                                                                                   -------                 -------
      Total current assets...................................................         36.6                    42.9

Investments and related receivables..........................................          6.7                     8.3
Property and equipment, at cost:
  Land.......................................................................         18.4                    20.6
  Theatre buildings, equipment and other.....................................        556.2                   538.2
                                                                                   -------                 -------
                                                                                     574.6                   558.8
  Less accumulated depreciation and amortization.............................       (220.1)                 (200.1)
                                                                                   -------                 -------
                                                                                     354.5                   358.7

Intangible assets, net.......................................................         76.5                    81.3
Net assets of discontinued operations (note 7)...............................          3.1                     3.1
Other assets, net (note 3)...................................................         75.0                    73.9
                                                                                   -------                 -------
                                                                               $     552.4                   568.2
                                                                                   -------                 -------
                                                                                   -------                 -------
             LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
  Accounts payable...........................................................  $      88.3                    93.7
  Accrued and other liabilities..............................................         34.4                    34.7
  Current portion of long-term debt (notes 3 and 6)..........................          6.6                     6.2
                                                                                   -------                 -------
      Total current liabilities..............................................        129.3                   134.6

Other liabilities............................................................         34.4                    33.5
Debt (notes 3 and 6).........................................................        401.9                   370.3
Liabilities related to discontinued operations (note 7)......................          4.1                     4.9
                                                                                   -------                 -------
     Total liabilities.......................................................        569.7                   543.3

Minority interests in equity of consolidated subsidiaries....................          5.6                     5.6

Stockholder's equity (deficit) (note 3):
  Common stock...............................................................          -                       -
  Additional paid-in capital.................................................        316.7                   318.0
  Accumulated deficit........................................................       (323.5)                 (295.3)
  Cumulative foreign currency translation adjustment.........................         (0.4)                    -
  Intercompany account.......................................................        (15.7)                   (3.4)
                                                                                   -------                 -------
      Total stockholder's equity (deficit)...................................        (22.9)                   19.3
                                                                                   -------                 -------
                                                                               $     552.4                   568.2
                                                                                   -------                 -------
                                                                                   -------                 -------

See accompanying notes to condensed consolidated financial statements.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                              (Amounts in Millions)
                                   (Unaudited)

                                                    Thirteen           Twenty-Six
                                                      Weeks               Weeks           Three Months         Six Months
                                                      Ended               Ended               Ended               Ended
                                                  July 1, 1999        July 1, 1999       June 30, 1998*      June 30, 1998*
                                                  ------------        ------------       --------------      --------------
Revenue:
     Admissions................................  $     114.3              207.7               106.2                219.6
     Concession sales..........................         46.6               83.6                44.3                 90.9
     Other.....................................          6.5               10.8                 4.2                  8.3
                                                      ------            -------              ------               ------
                                                       167.4              302.1               154.7                318.8
                                                      ------            -------              ------               ------
Costs and expenses:
     Film rental and advertising expenses......         64.7              116.8                59.1                120.0
     Direct concession costs...................          6.4               11.1                 7.0                 13.5
     Occupancy expense (note 4)................         23.8               47.1                20.7                 41.4
     Affiliate lease rentals (note 8)..........          0.7                1.3                 2.2                  4.3
     Other operating expenses..................         48.1               93.5                45.9                 91.1
     General and administrative................          5.7               11.7                 5.6                 10.9
     Depreciation and amortization.............         12.5               25.8                11.7                 24.5
     Provisions for impairment (note 9)........          9.2                9.2                 5.3                  5.3
                                                      ------            -------              ------               ------
                                                       171.1              316.5               157.5                311.0
                                                      ------            -------              ------               ------
        Operating income (loss) from continuing
            operations.........................         (3.7)             (14.4)               (2.8)                 7.8

Other income (expense):
     Interest, net (notes 3 and 6).............         (8.2)             (15.6)               (7.3)               (15.5)
     Gain on disposition of assets.............          2.6                3.3                 -                    0.2
     Share of losses of affiliates, net........          -                  -                  (0.2)                (0.2)
     Minority interests in earnings of
       consolidated subsidiaries...............         (0.6)              (0.7)               (0.3)                (0.7)
     Other, net................................         (0.4)              (0.6)               (1.0)                (1.5)
                                                      ------            -------              ------               ------
                                                        (6.6)             (13.6)               (8.8)               (17.7)
                                                      ------            -------              ------               ------
      Loss from continuing operations before
         income tax expense, discontinued
         operations and extraordinary item.....        (10.3)             (28.0)              (11.6)                (9.9)
Income tax expense (note 10)...................          -                 (0.2)               (0.4)                (0.7)
                                                      ------            -------              ------               ------
      Loss from continuing operations..........        (10.3)             (28.2)              (12.0)               (10.6)
Discontinued operations (note 7)...............          -                  -                  (1.2)                (2.3)
                                                      ------            -------              ------               ------
      Net loss before extraordinary item.......        (10.3)             (28.2)              (13.2)               (12.9)
Extraordinary item - loss on early
  extinguishment of debt (note 3)..............          -                  -                  (7.9)                (7.9)
                                                      ------            -------              ------               ------
      Net loss.................................        (10.3)             (28.2)              (21.1)               (20.8)
Dividend on preferred stock (note 3)...........          -                  -                  (2.3)                (9.0)
                                                      ------            -------              ------               ------
      Net loss available to common
        stockholder............................  $     (10.3)             (28.2)              (23.4)               (29.8)
                                                      ------            -------              ------               ------
                                                      ------            -------              ------               ------

*Restated

See accompanying notes to condensed consolidated financial statements.

                     UNITED ARTISTS THEATRE CIRCUIT, INC.
                               AND SUBSIDIARIES
        Condensed Consolidated Statement of Stockholder's Equity (Deficit)
                             (Amounts in Millions)
                                  (Unaudited)


                                                                Common        Additional          Accumulated
                                                                stock       paid-in capital         deficit
                                                                ------   --------------------  -----------------
     Balance at January 1, 1999..........................         -             318.0               (295.3)

     Dividend to Parent..................................         -              (1.3)                 -

     Net increase in intercompany account................         -               -                    -

     Foreign currency translation adjustment.............         -               -                    -

     Net loss............................................         -               -                  (28.2)
                                                                -----           -----                -----


     Balance at July 1, 1999.............................         -             316.7               (323.5)
                                                                -----           -----                -----
                                                                -----           -----                -----

                                                                      Cumulative                                Total
                                                                   foreign currency        Intercompany     stockholder's
                                                                translation adjustment        account      equity (deficit)
                                                                ----------------------     -------------   ----------------
     Balance at January 1, 1999..........................                  -                  (3.4)              19.3

     Dividend to Parent..................................                  -                   -                 (1.3)

     Net increase in intercompany account................                  -                 (12.3)             (12.3)

     Foreign currency translation adjustment.............                 (0.4)                -                 (0.4)

     Net loss............................................                  -                   -                (28.2)
                                                                       -------              ------              -----


     Balance at July 1, 1999.............................                 (0.4)              (15.7)             (22.9)
                                                                       -------              ------              -----
                                                                       -------              ------              -----

     See accompanying notes to condensed consolidated financial statements.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flow
                              (Amounts in Millions)
                                   (Unaudited)

                                                                                       Twenty-Six Weeks      Six Months
                                                                                             Ended              Ended
                                                                                         July 1, 1999       June 30, 1998*
                                                                                       ----------------     --------------
Net cash provided by (used in) operating activities..................................   $     0.7                  9.2
                                                                                          --------               -----
Cash flow from investing activities:
     Capital expenditures............................................................       (23.5)               (53.2)
     Proceeds from disposition of assets.............................................         6.4                  2.3
     Investments in and receivables from theatre joint ventures......................         1.8                  -
     Other, net......................................................................        (1.2)                 1.5
                                                                                          --------               -----
       Net cash used in investing activities.........................................       (16.5)               (49.4)
                                                                                          --------               -----

Cash flow from financing activities:
     Equity contribution by Parent...................................................         -                  108.1
     Debt borrowings.................................................................        99.0                437.0
     Debt repayments.................................................................       (67.0)              (379.1)
     Dividend to Parent..............................................................        (1.3)                 -
     Repurchase of Senior Secured Notes..............................................         -                 (128.6)
     Increase in intercompany account................................................       (12.6)                (0.5)
     Increase in cash overdraft......................................................         0.6                  8.0
     Increase in related party receivables...........................................        (2.1)                (1.7)
     Other, net......................................................................        (1.4)                (6.6)
                                                                                          --------               -----
       Net cash provided by financing activities.....................................        15.2                 36.6
                                                                                          --------               -----

       Net decrease in cash..........................................................        (0.6)                (3.6)

Cash and cash equivalents:
     Beginning of period.............................................................         7.9                 10.6
                                                                                          --------               -----
     End of period...................................................................   $     7.3                  7.0
                                                                                          --------               -----
                                                                                          --------               -----

Reconciliation of net loss to net cash provided by (used in) operating activities:
     Net loss........................................................................   $   (28.2)               (20.8)
     Discontinued operations.........................................................        (0.8)                 0.7
     Extraordinary item..............................................................         -                    7.9
     Effect of leases with escalating minimum annual rentals.........................         2.4                  1.8
     Depreciation and amortization...................................................        25.8                 24.5
     Provisions for impairment.......................................................         9.2                  5.3
     Gain on disposition of assets...................................................        (3.3)                (0.2)
     Share of losses of affiliates, net..............................................         -                    0.2
     Minority interests in earnings of consolidated subsidiaries.....................         0.7                  0.7
     Change in assets and liabilities:
       Receivables...................................................................        (1.3)                 1.0
       Prepaid expenses and concession inventory.....................................        (3.4)                 2.4
       Other assets..................................................................         0.9                  -
       Accounts payable..............................................................         -                   (3.8)
       Accrued and other liabilities.................................................        (1.3)               (10.5)
                                                                                          --------               -----
           Net cash provided by (used in) operating activities.......................   $     0.7                  9.2
                                                                                          --------               -----
                                                                                          --------               -----

*Restated

See accompanying notes to condensed consolidated financial statements.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  July 1, 1999
                                   (Unaudited)



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

(2)      CHANGE IN REPORTING PERIOD

         During 1999, UATC changed its reporting period from the traditional calendar quarter and year presentation ending on March 31, June 30, September 30 and December 31 to a presentation ending on the Thursday closest to the calendar quarter or year. This change was made to more accurately reflect UATC's natural business cycle. The periods presented in these financial statements are for the thirteen and twenty-six weeks ended July 1, 1999 and the three and six months ended June 30, 1998.

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

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(3)      RECAPITALIZATION, CONTINUED

         The proceeds from the offerings of the Senior Subordinated Notes and a portion of the borrowings under the New Bank Credit Facility were used to repay the outstanding borrowings under UATC's existing bank credit facility (the "Bank Credit Facility") (approximately $272.5 million), and fund the redemption of the Parent's preferred stock (approximately $159.2 million) and the redemption of UATC's $125.0 million senior secured notes (the "Senior Secured Notes") at 102.875% plus accrued but unpaid interest of $0.8 million. Included in the New Bank Credit Facility was a delayed draw term loan that was used to repay and retire all of the Prop I mortgage notes outstanding (approximately $45.7 million on November 1, 1998).

         The Parent contributed the net proceeds from the Senior Subordinated Notes in excess of the redemption value of the Parent's preferred stock (approximately $108.1 million) to UATC as additional common equity. Additionally, UATC's preferred stock (which was held by the Parent) was converted into additional common equity.

         As a result of the repayment of the Bank Credit Facility and redemption of the Senior Secured Notes, UATC recognized an extraordinary loss on the early extinguishment of debt during the three and six months ended June 30, 1998 of approximately $7.9 million, consisting of the $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.3 million of unamortized deferred loan costs.


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

         In December 1997, UATC entered into a sale and leaseback transaction whereby two theatres under development were sold to, and leased back from, an unaffiliated third party for approximately $18.1 million. During the thirteen weeks ended July 1, 1999, approximately $9.1 million of the sales proceeds from the escrow account were paid to reimburse UATC for certain of the construction costs associated with the two theatres. The lease has a term of 22 years with options to extend for an additional 10 years.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(5)      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Cash payments for interest were $18.3 million and $19.9 for the twenty-six weeks ended July 1, 1999 and the six months ended June 30, 1998, respectively.

         UATC accrued $9.0 million of dividends during the six months ended June 30, 1998 on its preferred stock. The preferred stock was redeemed during 1998 as part of the recapitalization (see Note 3).

        During the six months ended June 30, 1998, UATC exchanged one of its fee-owned theatre properties with Prop I in exchange for two of Prop I's fee-owned theatre properties and a $1.1 million note.

(6)      DEBT

         Debt is summarized as follows (amounts in millions):

                                                           July 1, 1999            December 31, 1998
                                                           -------------          ------------------
         New Bank Credit Facility (a)...................   $   398.5                    365.3
         Other (b).......................................       10.0                     11.2
                                                              ------                   ------
                                                               408.5                    376.5
         Less current portion............................       (6.6)                    (6.2)
                                                              ------                   ------
                                                          $    401.9                    370.3
                                                              ------                   ------
                                                              ------                   ------

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

                  The New Bank Credit Facility includes several financial covenants that must be complied with on a quarterly basis. A certificate demonstrating compliance must be submitted within 60 days subsequent to quarter end. Due primarily to the unprecedented decline in attendance during the first quarter of 1999, UATC believes it will not be in compliance with certain of its existing financial covenants for the period ending July 1, 1999. UATC is in discussion with its banking group to obtain a waiver of amendment with respect thereto.

         (b) Other debt at July 1, 1999, consists of various term loans, mortgage notes, capital leases and other borrowings. This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through March 1, 2006.

         At July 1, 1999, UATC was party to interest rate collar agreements on $225.0 million of floating rate debt which provide for a LIBOR interest rate cap ranging between 6% and 7 1/2% and LIBOR interest rate floors ranging between 5 1/4% and 5 1/2% that expire at various dates through August 2001. UATC is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements. As UATC has historically received payments relating to its various interest hedge agreements, it does not anticipate such non-performance in the future. Amounts paid to the counterparties to the interest collar agreements are recorded as an increase to interest expense and amounts received from the counterparties to the interest rate collar agreements are recorded as a reduction of interest expense.

         At July 1, 1999, the Parent had approximately $48.0 million of Revolving Facility commitments, $3.7 million of which has been used for the issuance of letters of credit. The Parent pays commitment fees of 5/8% per annum on the average unused commitments.

         The primary source of principal and interest payments related to the New Bank Credit Facility and the Senior Subordinated Notes will come from payments by UATC to the Parent. The amount of payments by UATC to the Parent may be limited from time to time by covenants included in the Participation Agreement relating to the 1995 Sale and Leaseback. (see Note 4).

         Interest, net includes amortization of deferred loan costs of $0.3 million and $0.2 million for the thirteen weeks ended July 1, 1999 and for the three months ended June 30, 1998, respectively, and $0.5 million and $0.7 million for the twenty-six weeks ended July 1, 1999 and for the six months ended June 30, 1998 respectively. Additionally, interest, net includes interest income of $2.3 million and $0.8 million for the thirteen weeks ended July 1, 1999

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued


(6)      DEBT, CONTINUED

         and for the three months ended June 30, 1998 respectively, and $3.7 million and $1.2 million for the twenty-six weeks ended July 1, 1999 and for the six months ended June 30, 1998, respectively.

(7)      DISCONTINUED OPERATIONS

         During 1998, UATC established a plan to dispose of its entertainment center business operations. Current and prior period results for the entertainment center business operations have been classified separately in the accompanying statements of operations as discontinued operations.

         Net assets of the discontinued operations were $3.1 million at July 1, 1999 and December 31, 1998. Liabilities related to the discontinued operations were $4.1 million and $4.9 million at July 1, 1999 and December 31, 1998, respectively. The net loss from discontinued operations was $1.2 million and $2.3 million for the three and six months ended June 30, 1998, respectively. Revenue generated by the discontinued operations was $0.1 million and $0.3 million for the thirteen weeks ended July 1, 1999 and the three months ended and June 30, 1998, respectively, and $0.2 million and $0.7 for the twenty-six weeks ended July 1, 1999 and the six months ended and June 30, 1998, respectively. Included in the net loss from discontinued operations was interest expense of $0.4 million and $8.0 million for the three and six months ended June 30, 1998. Interest expense was allocated to the discontinued operations based upon the average fixed asset balance and UATC's average borrowing rate.

(8)      RELATED PARTY TRANSACTIONS

         UATC leases certain of its theatres from UAR and Prop I. The leases provide for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre. The lease arrangement with Prop I was entered into in conjunction with the placement of mortgage debt financing in 1988. On November 1, 1998, the mortgage debt was repaid via a term loan borrowing under the New Bank Credit Facility (see Note 3). UATC has reflected this additional borrowing as a long-term receivable from an affiliate. In order to fund the cost of additions and/or renovations to the theatres leased by UATC from UAR or Prop I, UATC has periodically made advances to UAR. Interest on the advances accrues at the prime rate and amounted to $1.3 million and $0.4 million for the thirteen weeks ended July 1, 1999 and the three months ended June 30, 1998, respectively and $2.6 million and $0.8 million for the twenty-six weeks ended July 1, 1999 and the six months ended June 30, 1998, respectively.

(9)      PROVISIONS FOR IMPAIRMENT

         During the thirteen and twenty-six weeks ended July 1, 1999, UATC recorded non-cash charges for the impairment of its long-lived assets of $9.2 million and, during the three and six months ended June 30, 1998, UATC recorded non-cash charges for the impairment of its long-lived assets of $5.3 million. These non-cash charges relate to the difference between the historical book value of the individual theatres (in some cases groups of theatres) and the

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(9)      PROVISION FOR IMPAIRMENT, CONTINUED

         cash flow expected to be received from the operation or future sale of the individual theatres (or groups of theatres).


(10)     INCOME TAXES

         UATC and each of its 80% or more owned subsidiaries are included in the Parent's consolidated federal income tax returns. Pursuant to a tax sharing agreement with the Parent, UATC and each of its 80% or more owned consolidated subsidiaries are allocated a portion of the Parent's current federal income tax expense (benefit). Such allocations are determined as if UATC and each of its 80% or more owned consolidated subsidiaries were separate tax paying entities within the consolidated group. For the thirteen and twenty-six weeks ended July 1, 1999 and the three and six months ended June 30, 1998, UATC and each of its 80% or more owned consolidated subsidiaries were allocated no current federal income tax expense (benefit) pursuant to such tax sharing agreement as a result of the group's overall net loss position.

         Consolidated subsidiaries in which UATC owns less than 80% file separate federal income tax returns. The current and deferred federal and state income taxes of such subsidiaries are calculated on a separate return basis and are included in the accompanying condensed consolidated financial statements of UATC.

         At July 1, 1999, the Parent had a net operating loss carryforward for federal income tax purposes of approximately $183.0 million.

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

         The following table presents certain information relating to the theatre operations and Satellite Theatre Network-TM- segments for the thirteen and twenty-six weeks ended July 1, 1999 and the three and six months ended June 30, 1998 (amounts in millions):

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued


(11)     SEGMENT INFORMATION, CONTINUED

                                                                   Theatre             Satellite
                                                                  Operations        Theatre Network         Total
                                                                  ----------        ---------------         -----
         FOR THE THIRTEEN WEEKS ENDED JULY 1, 1999
         Revenue............................................$       165.8                  1.6              167.4
         Operating income (loss)............................         (3.6)                (0.1)              (3.7)
         Depreciation and amortization......................         12.2                  0.3               12.5
         Assets.............................................        548.5                  3.9              552.4
         Capital expenditures...............................          5.6                  -                  5.6

         FOR THE THREE MONTHS ENDED JUNE 30, 1998
         Revenue............................................        153.1                  1.6              154.7
         Operating income (loss)............................         (2.8)                 -                 (2.8)
         Depreciation and amortization......................         11.4                  0.3               11.7
         Assets.............................................        528.9                  3.9              532.8
         Capital expenditures...............................         35.6                  -                 35.6

         FOR THE TWENTY-SIX WEEKS ENDED JULY 1, 1999
         Revenue............................................        299.4                  2.7              302.1
         Operating income (loss)............................        (14.3)                (0.1)             (14.4)
         Depreciation and amortization......................         25.2                  0.6               25.8
         Assets.............................................        548.5                  3.9              552.4
         Capital expenditures...............................         26.3                  -                 26.3

         FOR THE SIX MONTHS ENDED JUNE 30, 1998
         Revenue............................................        315.8                  3.0              318.8
         Operating income (loss)............................          8.0                 (0.2)               7.8
         Depreciation and amortization......................         23.9                  0.6               24.5
         Assets.............................................        528.9                  3.9              532.8
         Capital expenditures...............................         53.2                  -                 53.2

(12)     COMPREHENSIVE INCOME

         Separate statements of comprehensive income have not been presented in these financial statements as the only reconciling item between net loss as reflected in the statements of operations and comprehensive income would be the change in UATC's cumulative foreign currency translation adjustment. For the thirteen and twenty-six weeks ended July 1, 1999, the change in the cumulative foreign currency translation adjustment was $(0.4) million. For the three and six months ended June 30, 1998, the change in the cumulative foreign currency translation adjustment was $0.1 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 1999, UATC changed its reporting period from the traditional calendar quarter and year presentation ending on March 31, June 30, September 30 and December 31 to a presentation ending on the Thursday closest to the calendar quarter or year end. The periods presented below are for the thirteen and twenty-six weeks ended July 1, 1999 and the three and six months ended June 30, 1998. The following discussion and analysis of UATC's financial condition and results of operations should be read in conjunction with UATC's Condensed Consolidated Financial Statements and related notes thereto. Such financial statements provide additional information regarding UATC's financial activities and condition.

                              RESULTS OF OPERATIONS
              THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 1, 1999 AND
                    THREE AND SIX MONTHS ENDED JUNE 30, 1998

The following table summarizes certain operating data of UATC's theatres (dollars in millions, except admissions per weighted average operating theatre, admissions per weighted average operating screen and concession sales per weighted average operating theatre):

                                                          Thirteen    Three                  Twenty-Six    Six
                                                            Weeks    Months          %          Weeks     Months         %
                                                            Ended     Ended       Increase      Ended     Ended,     Increase
                                                           July 1,   June 30,                  July 1,   June 30
                                                            1999      1998       (Decrease)     1999       1998      (Decrease)
                                                          --------   --------    ----------  ---------- --------
Operating Theatres (1)
   Revenue:
     Admissions......................................     $  114.3      106.2         7.6%     207.7      219.6       (5.4)%
     Concession sales................................         46.6       44.3         5.2       83.6       90.9       (8.0)
     Other...........................................          6.5        4.2        54.8       10.8        8.3       30.1
   Operating Expenses:
     Film rental and advertising expenses............         64.7       59.1         9.5      116.8      120.0       (2.7)
     Concession costs................................          6.4        7.0        (8.6)      11.1       13.5      (17.8)
     Occupancy expense...............................         24.5       22.9         7.0       48.4       45.7        5.9
     Other Operating Expenses........................
        Personnel expense............................         25.3       23.4         8.1       48.4       46.2        4.8
        Miscellaneous operating expenses.............         22.8       22.5         1.3       45.1       44.9        0.5

   Weighted Avg. Operating Theatres(2)...............          312        328        (4.9)       313        330       (5.2)
   Weighted Avg. Operating Screens(2) ...............        2,145      2,161        (0.7)     2,157      2,158       (0.1)
   Weighted Avg. Screens Per Theatre.................          6.9        6.6         4.4        6.9        6.5        5.4
   Admissions Per Weighted Avg. Operating
     Theatre..........................................    $366,346    323,780        13.2    663,578    665,455       (0.3)
   Admissions Per Weighted Avg. Operating
     Screen...........................................    $ 53,287     49,144         8.4     96,291    101,761       (5.4)
   Concession Sales Per Weighted Avg.
     Operating Theatre................................    $149,359    135,061        10.6    267,093    275,455       (3.0)

   (1) The operating theatres include revenue and expenses of all theatres operated by UATC which are more than 50% owned.

   (2) Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.

REVENUE FROM OPERATING THEATRES

ADMISSIONS: Admission revenue, admissions per weighted average operating theatre and admissions per weighted average operating screen increased 7.6%, 13.2%, and 8.4%, respectively, during the thirteen weeks ended July 1, 1999 as compared to the three months ended June 30, 1998. These increases were primarily due to a 1.4% increase in attendance during the period and to a 6.1% increase in the average ticket price. Additionally, UATC closed and/or sold several underperforming theatres which resulted in a decline in the weighted average operating theatres and screens of 4.9% and 0.7%, respectively, during the period. The increase in attendance during the thirteen weeks ended July 1, 1999 was primarily due to the success of several films released during the period. Admissions revenue, admissions per weighted average operating theatre and admissions per weighted average operating screen decreased 5.4%, 0.3% and 5.4%, respectively, during the twenty-six weeks ended July 1, 1999 as compared to the six months ended June 30, 1998. These decreases were primarily due a 9.9% decrease in attendance during the period, partially offset by a 5.0% increase in the average ticket price. The decrease in attendance during the twenty-six weeks ended July 1, 1999 was primarily due to the short run of several films released at the end of 1998 and a somewhat weak film release schedule during the first four months of 1999, as compared to the unprecedented success of the film TITANTIC during the same 1998 period. In addition to lower industry attendance during the thirteen weeks ended April 1, 1999, certain of UATC's older theatres were adversely impacted by new stadium theatre construction. The increases in average ticket prices for the thirteen and twenty-six weeks ended July 1, 1999 were primarily due to certain selective ticket price increases during 1998 and 1999.

CONCESSION SALES: Concession sales increased 5.2% and decreased 8.0% during the thirteen and twenty-six weeks ended July 1, 1999, respectively, as compared to the three and six months ended June 30, 1998. The increase in concession sales for the thirteen weeks ended July 1, 1999 was primarily due to a 3.7% increase in the average concession sale per patron, and the increased attendance discussed above. The decrease in concession sales for the twenty-six weeks ended July 1, 1999 was primarily due to the decreased attendance discussed above, partially offset by a 2.1% increase in the average concession sale per patron. Concession sales per weighted average operating theatre increased 10.6% and decreased only 3.0% during the thirteen and twenty-six weeks ended July 1, 1999, respectively, as compared to the three and six months ended June 30, 1998. The increases in the average concession sale per patron were primarily attributable to certain selective price increases during 1998 and 1999, additional concession menu items, concession improvements related to increased emphasis on sales staff training, the opening of several new theatres with more efficient concession operations and the sale or closure of several less productive theatres.

OTHER: Other revenue is derived primarily from on-screen advertising, revenue generated by the Satellite Theatre Network-TM-, electronic video games located in theatre lobbies, theatre rentals, and other miscellaneous sources. Other revenue increased 54.8% and 30.1% during the thirteen and twenty-six weeks ended July 1, 1999, respectively as compared to the three and six months ended June 30, 1998 primarily as a result of increases in on-screen advertising revenue. During the thirteen and twenty-six weeks ended July 1, 1999, on-screen advertising increased 190.8% and 145.8%, respectively. Revenue generated by the Satellite Theatre Network-TM- increased 4.0% and decreased 9.6% during the thirteen and twenty-six weeks ended July 1, 1999, respectively.


OPERATING EXPENSES FROM OPERATING THEATRES

FILM RENTAL AND ADVERTISING EXPENSES: Film rental and advertising expenses increased 9.5% and decreased 2.7% during the thirteen and twenty-six weeks ended July 1, 1999, respectively, as compared to the three and six months ended June 30, 1998, primarily as a result of the admission revenue fluctuations discussed above. Film rental and advertising expenses as a percentage of admissions revenue for the thirteen weeks ended July 1, 1999 and the three months ended June 30, 1998 were 56.6% and 55.6%, respectively, and 56.2% and 54.6% for the twenty-six weeks ended July 1, 1999 and the six months ended
June 30, 1998, respectively. The increase in film rental and advertising expenses as a percentage of admissions revenue related primarily to higher than average film terms associated with certain films released in May or June and the shorter run of the films which played during the first four months of 1999. Typically, film rental as a percentage of admission revenue increases the shorter the run of the film.

CONCESSION COSTS: Concession costs include direct concession product costs and concession promotional expenses. Such costs decreased 8.6% and 17.8% during the thirteen and twenty-six weeks ended July 1, 1999, respectively, as compared to the three and six months ended June 30, 1998. Concession costs as a percentage of concession sales revenue for the thirteen weeks ended July 1, 1999 and the three months ended June 30, 1998 were 13.7% and 15.8%, respectively, and 13.3% and 14.9% for the twenty-six weeks ended July 1, 1999 and the six months ended June 30, 1998, respectively. The decrease in concession costs as a percentage of concessions revenue for the thirteen and twenty-six weeks ended July 1, 1999 was primarily due to lower promotional expenses and the rebidding or restructuring of the product and distribution contracts associated with many of UATC's concession products.

OCCUPANCY EXPENSE: UATC's typical theatre lease arrangement provides for a base rental as well as contingent rentals that is a function of the underlying theatre's revenue over an agreed upon breakpoint. Occupancy expense increased 7.0% and 5.9% during the thirteen and twenty-six weeks ended July 1, 1999, respectively, as compared to the three and six months ended June 30, 1998. These increases relate to higher base rentals on newly opened theatres and additional sale and leaseback rent, partially offset by fewer weighted average operating theatres and lower affiliated rental expenses. In addition, occupancy expense includes non-cash charges relating to the effect of escalating leases which have been "straight-lined" for accounting purposes of $1.2 million and $2.4 million for the thirteen and twenty-six weeks ended July 1, 1999, respectively, and $0.9 million and $1.8 million for the three and six months ended June 30, 1998, respectively.

PERSONNEL EXPENSE: Personnel expense includes the salary and wages of the theatre manager and all theatre staff, commissions on concession sales, payroll taxes and employee benefits. Personnel expense increased 8.1% and 4.8% during the thirteen weeks and twenty-six weeks ended July 1, 1999, respectively, as compared to the three and six months ended June 30, 1998. These increases in personnel expense were primarily due to a 2.7% and 3.7% increase in the hourly wage rate of theatre floor staff for the thirteen and twenty-six week periods, respectively, and to increases in janitorial and security expenses. Personnel expenses as a percentage of admissions and concessions revenue were 15.7% and 15.5% for the thirteen weeks ended July 1, 1999 and three months ended June 30, 1998, respectively, and 16.6% and 14.9% for the twenty-six weeks ended July 1, 1999 and the six months ended June 30, 1998, respectively. The increases in personnel expense as a percentage of admissions and concessions were primarily attributable to the increased hourly wage rate of theatre staff and to increased janitorial and security expenses, partially offset by the closure or sale of several less efficient theatres and the opening of several new larger, more efficient multiplex theatres. In addition, personnel expense as a percentage of admissions and concessions for the twenty-six weeks ended July 1, 1999 was negatively impacted during the thirteen weeks ended April 1, 1999 due to the lower attendance discussed above and the fixed nature of certain expenses (i.e., theatres mangers' and assistant managers' salaries).

MISCELLANEOUS OPERATING EXPENSES: Miscellaneous operating expenses consist of utilities, repairs and maintenance, insurance, real estate and other taxes, supplies and other miscellaneous operating expenses. Miscellaneous operating expenses increased 1.3% and 0.5% during the thirteen and twenty-six weeks ended July 1, 1999, respectively, as compared to the three and six months ended June 30, 1998. These fluctuations were primarily due to higher supplies and repair and maintenance expenses and lower common area maintenance and utilities expenses.

The revenue and operating expenses discussed above are incurred exclusively within UATC's theatres. The other expense discussions below reflect the combined expenses of corporate, divisional, district and theatre operations.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of costs associated with corporate theatre administration and operating personnel, Satellite Theatre Network-TM- sales and marketing staff and other support functions located at UATC's corporate headquarters, two film booking and regional operating offices and 14 district theatre operations offices (generally located in theatres). General and administrative expenses increased $0.1 million and $0.8 million for the thirteen and twenty-six weeks ended July 1, 1999, respectively, as compared to the three and six months ended June 30, 1998, respectively, primarily as a result of a reduction in management fees from international theatre investments that were sold at the end of 1998.

DEPRECIATION AND AMORTIZATION AND PROVISIONS FOR IMPAIRMENT

Depreciation and amortization includes the depreciation of theatre buildings and equipment and the amortization of theatre lease costs and certain non-compete agreements. Provisions for impairment relates to non-cash charges for the difference between the historical book value of individual theatres (in some cases groups of theatres) and the cash flow expected to be received from the operation or future sale of the individual theatre (or groups of theatres). Depreciation and amortization increased $0.8 million and $1.3 million during the thirteen and twenty-six weeks ended July 1, 1999, respectively, compared to the three and six months ended June 30, 1998. These increases were primarily due to increased depreciation charges on UATC's newly opened theatres. During the thirteen and twenty-six weeks ended July 1, 1999 and the three and six months ended June 30, 1998, UATC recorded $9.2 million and $5.3 million, respectively, of non-cash provisions for asset impairments associated with unprofitable theatres.

OPERATING INCOME (LOSS)

UATC incurred net operating losses of $3.7 million and $2.8 million for the thirteen weeks ended July 1, 1999 and the three months ended June 30, 1998, respectively. The 1999 increase in the net operating loss relates primarily to higher depreciation and amortization and provisions for impairment, partially offset by higher operating margins and higher revenue. During the twenty-six weeks ended July 1, 1999, UATC incurred an operating loss of $14.4 million as compared to generating operating income of $7.8 million for the six months ended June 30, 1998. This decrease in operating income was due primarily to lower revenue, higher occupancy and operating expenses, higher depreciation and amortization and provisions for impairment, partially offset by reduced film rental and advertising expenses and direct concession costs.

INTEREST

Interest, net increased $0.9 million and $0.1 million during the thirteen and twenty-six weeks ended July 1, 1999, respectively, as compared to the three and six months ended June 30, 1998. These increases were due primarily to a higher average debt balance and to an increase in the interest rate on the New Bank Credit Facility.

DISCONTINUED OPERATIONS

During 1998 UATC established a plan to dispose of its entertainment center business operations. The net loss from the discontinued operations was $1.2 million and $2.3 million for the three and six months ended June 30, 1998, respectively. Included in the net loss from discontinued operations for the three months and six months ended June 30, 1998 was interest expense of $0.5 million and $0.9 million, respectively.

EXTRAORDINARY ITEM

As a result of the repayment of the Bank Credit Facility and the redemption of the Senior Secured Notes during the three months ended June 30, 1998, UATC recognized an extraordinary loss on the early extinguishment of debt of $7.9 million, consisting of the $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.3 million of unamortized deferred loan costs.

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS

During the thirteen weeks ended July 1, 1999 and the three months ended June 30, 1998, UATC incurred net losses available to the common stockholder of $10.3 million and $23.4 million, respectively. During the twenty-six weeks ended July 1, 1999 and the six months ended June 30, 1998, UATC incurred net losses available to the common stockholder of $28.2 million and $29.8 million, respectively. These decreases relate primarily to the increased operating results for the thirteen weeks ended July 1, 1999, the dividends on preferred stock and the extraordinary loss on the early extinguishment of debt recorded during the three months ended June 30, 1998, partially offset by increased depreciation and amortization, provisions for impairment and interest expense for the twenty-six weeks ended July 1, 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

For the twenty-six weeks ended July 1, 1999, $0.7 million of cash was generated by UATC's operating activities. This operating source of cash, in addition to $15.2 million of cash obtained through financing activities and $0.6 million of cash balances available at December 31, 1998, was used for $16.5 million in capital expenditures and other investing activities.

Substantially all of UATC's admissions and concession sales revenue is collected in cash. Due to the unfavorable interest rate spread between bank facility borrowings and cash investments, UATC seeks to use all of its available cash to repay its revolving bank borrowings and borrow under those facilities, as cash is required. UATC benefits from the fact that film expenses (except for films that require advances or guarantees) are usually paid 15 to 45 days after the admissions revenue is collected.

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

As a result of the repayment of the Bank Credit Facility and the redemption of the Senior Secured Notes, UATC recognized an extraordinary loss on the early extinguishment of debt during the three and six months ended June 30, 1998 of $7.9 million, consisting of the $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.3 million of unamortized deferred loan costs.

The net proceeds from the offering of the Senior Subordinated Notes in excess of the redemption value of the Parent's preferred stock (approximately $108.1 million) was contributed to UATC as additional common equity by the Parent. Additionally, UATC's preferred stock (which was held by the Parent) was converted into additional common equity.

As part of its strategic plan, UATC intends to continue to invest very selectively in new strategically important theatre developments within its core markets and renovate, rebuild, and/or expand existing, well located successful key locations. UATC will continue to dispose of, through sale or lease terminations, certain of its non-strategic or underperforming operating theatres and real estate.

As many of UATC's underperforming and nonstrategic theatres are nearing the end of their lease term, located in desirable locations for other uses, or are owned, the net utilization of cash to dispose of these locations is not expected to be significant. Net proceeds, if any, from these increased disposition efforts are expected to be used to repay existing debt or to be redeployed into the renovation and/or expansion of existing theatres and new, larger (in terms of screens), higher margin theatres. While there can be no assurance that such sales or lease termination efforts will be successful, or what the final cost will be, negotiations are ongoing with respect to several theatres and parcels of real estate. During 1999 (through July 31, 1999), UATC received $4.8 million as a result of the closure or sale of 22 theatres (118 screens). These theatres that were closed or sold were primarily smaller, older theatres that were not part of UATC's long term strategic plans or were underperforming. In aggregate they had $1.4 million of negative cash flow for the year prior to the sale or closure.

In an effort to limit the amount of investment exposure on any one project, UATC typically develops theatre projects where both the land and building are leased through long-term operating leases. Where such lease transactions are unavailable, however, UATC will invest in the land and development of the entire theatre facility (fee-owned) and then seek to enter into a sale and leaseback transaction. Regardless of whether the theatre is leased or fee-owned, in most cases the equipment and other theatre fixtures are owned by UATC. For the twenty-six weeks ended July 1, 1999, UATC invested $12.8 million on eight theatres (101 screens) which opened during 1998 and approximately $10.7 million on the development of three new theatres (41 screens), one theatre (12 screens) on an existing drive-in and renovations, expansions, and the addition of stadium seating to five existing theatres (53 screens) opened or expected to open during the next 12 months, as well as and recurring maintenance to certain existing theatres.

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

In December 1997, UATC entered into a sale and leaseback transaction whereby two theatres under development were sold to, and leased back from, an unaffiliated third party for approximately $18.1 million. Approximately $9.1 million of the sales proceeds were paid to UATC during 1999 for reimbursement of certain of the construction costs relating to the two theatres.

At July 1, 1999, UATC had entered into construction or lease agreements for three new theatres (41 screens), one theatre (12 screens) on an existing drive-in and for the renovation, expansion and the addition of stadium seating to one existing theatre (15 screens) that UATC intends to open during the next 12 months. UATC estimates that capital expenditures associated with these theatres will aggregate approximately $36.0 million. Such amount relates only to projects in which UATC had executed a definitive lease and all significant lease contingencies have been satisfied. UATC will make additional capital expenditures, primarily with regard to the renovation or expansion of existing key locations. Because a significant portion of UATC's future capital spending plans relate to the renovation and/or expansion of existing key locations as opportunities present themselves and capital resources are available, the timing of such commitments and expenditures are much more flexible and thus can be matched to net cash provided by operating activities, asset sales and other sources of capital.

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

The New Bank Credit Facility includes several financial covenants that must be complied with on a quarterly basis. A certificate demonstrating compliance must be submitted within 60 days subsequent to quarter end. Due primarily to the unprecedented decline in attendance during the first quarter of 1999, UATC believes it will not be in compliance with certain of its existing financial covenants for the period ending July 1, 1999. UATC is in discussion with its banking group to obtain a waiver of amendment with respect thereto.

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

COMPUTER BASED SYSTEMS IN UATC'S THEATRES: UATC's theatres utilize a number of computerized systems that may encounter year 2000 problems. Some of the systems that may experience year 2000 problems include the point-of-sale ("POS") system, the projection and sound system, the energy management system and other ancillary systems. The POS system records sales transactions, issues admission tickets and relays the daily operational information to UATC's corporate computer system. UATC initiated a plan to replace its outdated POS system in 1993. The new POS system has been tested and is expected to be year 2000 compliant. At July 1, 1999, replacement of UATC's POS system was approximately 80% complete. UATC expects that by December 31, 1999 all of its operating theatres will be equipped with the new POS system. If the new POS system were to malfunction or fail, manual backup systems currently in place at the theatres could be utilized.

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

PRODUCTS AND SERVICES PROVIDED BY OUTSIDE VENDORS: UATC is very dependent upon products and services provided by outside vendors. Year 2000 compliance by these vendors is voluntary and outside of the control of UATC. The major products and services that UATC is dependent upon vendors for include film supply, concessions inventory and utilities. If any of these vendors were to experience year 2000 problems, UATC could experience in material and adverse consequences. UATC has been advised by its major vendors that they expect to be year 2000 compliant.

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

                          NEW ACCOUNTING PRONOUNCEMENTS

During 1998, the Emerging Issues Task Force (EITF) released No. 97-10, "The Effect of Leasee Involvement in Asset Construction." Issue No. 97-10 is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased to the lessee when construction of the asset is completed. In certain construction projects, UATC is responsible for directly paying project costs that are in excess of an agreed upon amount to be paid for by the owner-lessor. Generally, these project costs paid by UATC include elements that are considered to be structural in nature as defined by Issue No. 97-10. As a result, UATC believes it would be considered the owner of these projects during construction. The consensus reached in Issue No. 97-10 applies to construction projects committed to after May 21, 1998 and also to those projects that were committed to on May 21, 1998 if construction does not commence by December 31, 1999. Unless UATC changes the manner in which it contracts for the construction of theatres, UATC believes that Issue No. 97-10 will require certain of its future operating leases to be recorded as lease financing obligations. None of the current construction commitments that UATC is party to will need to be accounted for in accordance with Issue No. 97-10.

During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Statement expands the definition of derivatives and requires that derivative instruments be recorded at fair market value on the balance sheet and changes in the fair value be recognized in the calculation of net income unless specific hedge accounting criteria are met. Qualifying financial instruments to which UATC is a party include borrowings under the New Bank Credit Facility, interest rate swap agreements and interest rate collar agreements. The effective date for SFAS No. 133 is for fiscal years beginning after June 15, 2000. UATC has not quantified the impact of adopting SFAS No. 133 on its financial position, results of operation or cash flow and has not determined the timing of adoption of SFAS No.
133. However, SFAS No. 133 could increase volatility in net income and comprehensive income.

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

                                        Expecting Maturity Date
                                                 July 1,                                        Fair
                              2000      2001      2002     2003      2004      Thereafter       Total          Value
                              ----      ----      ----     ----      ----      ----------       -----          -----
Long-Term Debt
  Fixed Rate                $ 3.1       2.5       0.4       0.4      0.3          3.3            10.0          10.0
  Avg. Interest Rate          9.4%      9.4       7.9       7.8      7.8          7.8             8.7

  Floating Rate             $ 3.5       3.5       7.7      23.8     15.9        344.1           398.5         398.5
  Avg. Interest Rate           (1)       (1)       (1)       (1)      (1)          (1)             (1)

Interest Rate Collars
  (notional amount)         $75.0         -     150.0       -          -            -           225.0         (0.8)
Avg. Interest Rate
  Interest Rate Cap            (2)       (2)       (2)       (2)      (2)          (2)             (2)
  Interest Rate Floor          (3)       (3)       (3)       (3)      (3)          (3)             (3)

(1) The weighted average floating interest rate at July 1, 1999 was 8.8%.

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



                                            UNITED ARTISTS THEATRE CIRCUIT, INC.
                                            (Registrant)



                                            /S/ Trent J. Carman
                                            ------------------------------------
                                            BY:   Trent J. Carman
                                                  Chief Financial Officer


Date:  August 9, 1999