Form 10-K405
period 1999-12-30
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2000-04-14
CIK 889570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)                         FORM 10-K

         ( X )    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 1999    Commission file number:  333-1024


         (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ________________


                      UNITED ARTISTS THEATRE CIRCUIT, INC.
               (exact name of registrant as specified in charter)


           Maryland                                          13-1424080
-------------------------------                         ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

9110 E. Nichols Avenue, Suite 200
 Englewood, CO                                                80112
--------------------------                                 ------------
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

The number of shares outstanding of $1.00 par value common stock at April 10, 2000 was 100 shares.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.

                           Annual Report on Form 10-K

                                December 30, 1999

                                TABLE OF CONTENTS

                                     PART I
                                                                                          Page
                                                                                          ----
Item 1       -  Business                                                                     3

Item 2       -  Properties                                                                  15

Item 3       -  Legal Proceedings                                                           15

Item 4       -  Submission of Matters to a Vote of Security Holder                          15


                                   PART II

Item 5       -  Market for Registrant's Common Equity and Related Stockholder
                         Matters                                                            16

Item 6       -  Selected Financial Data                                                     16

Item 7       -  Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                          17

Item 7(A)    -  Quantitative and Qualitative Disclosures About Market Risk                  30

Item 8       -  Financial Statements and Supplementary Data                                 30

Item 9       -  Changes in and Disagreements with Accountants on Accounting
                         and Financial Disclosure                                           30


                                  PART III

Item 10      -  Directors and Executive Officers of the Registrant                          50

Item 11      -  Executive Compensation                                                      52

Item 12      -  Security Ownership of Certain Beneficial Owners and Management              55

Item 13      -  Certain Relationships and Related Transactions                              57


                                   PART IV

Item 14      -  Exhibits, Financial Statement Schedules, and                                58
                           Reports on Form 8-K

Signatures

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD LOOKING STATEMENTS

CERTAIN OF THE MATTERS DISCUSSED IN THIS FORM 10-K MAY CONSTITUTE FORWARD-LOOKING STATEMENTS FOR PURPOSES OF THE SECURITIES ACT OF 1933, AS AMENDED AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INVOLVE UNCERTAINTIES AND OTHER FACTORS AND THE ACTUAL RESULTS AND PERFORMANCE OF UATC MAY BE MATERIALLY DIFFERENT FROM FUTURE RESULTS OR PERFORMANCE EXPRESSED OR IMPLIED BY SUCH STATEMENTS. CAUTIONARY STATEMENTS REGARDING THE RISKS ASSOCIATED WITH SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THOSE STATEMENTS INCLUDED UNDER "BUSINESS", "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK." CERTAIN OF SUCH RISKS AND UNCERTAINTIES RELATE TO THE HIGHLY LEVERAGED NATURE OF UATC, THE RESTRICTIONS IMPOSED ON UATC BY CERTAIN INDEBTEDNESS, THE SENSITIVITY OF UATC TO ADVERSE TRENDS IN THE GENERAL ECONOMY, THE HIGH DEGREE OF COMPETITION IN UATC'S INDUSTRY, THE VOLATILITY OF UATC'S QUARTERLY RESULTS AND UATC 'S SEASONALITY, THE DEPENDENCE OF UATC ON FILMS AND DISTRIBUTORS AND ON ITS ABILITY TO OBTAIN POPULAR MOTION PICTURES, THE CONTROL OF UATC BY THE MERRILL LYNCH CAPITAL APPRECIATION FUND II, AND THE DEPENDENCE OF UATC ON KEY PERSONNEL, AMONG OTHERS. ADDITIONALLY, UATC'S ABILITY TO SUCCESSFULLY IMPLEMENT ITS BUSINESS AND OPERATING STRATEGY MAY BE DEPENDENT UPON REORGANIZING ITS CAPITAL STRUCTURE AS DISCUSSED HEREIN.

THE FOREGOING CAUTIONARY STATEMENT EXPRESSLY QUALIFIES ALL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO UATC.


PART I

ITEM 1.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

United Artists Theatre Company ("the Parent" or "United Artists") (formerly known as OSCAR I Corporation), a Delaware corporation and an affiliated company OSCAR II Corporation ("OSCAR II") were formed in February 1992 for the purpose of acquiring United Artists Theatre Circuit, Inc. ("UATC") and United Artists Realty Company ("UAR") from an affiliate of Tele-Communications, Inc. ("TCI"). OSCAR II was subsequently merged into OSCAR I Corporation.

Merrill Lynch Capital Appreciation Fund II ("ML Fund II"), is a private equity investment fund managed by Merrill Lynch Capital Partners, Inc., certain institutional investors, and certain members of UATC's management. On May 12, 1992, the Parent purchased all of the outstanding common stock of UATC from the affiliate of TCI (the "Acquisition").

UATC, a Maryland corporation, was initially founded in 1926 by shareholders including Mary Pickford, Douglas Fairbanks, Sam Goldwyn and Joe Schenck. In addition to the development of its theatre operations, in the early 1960s UATC, through a separate subsidiary, invested in the cable television business.

In 1986, an affiliate of TCI acquired a controlling interest in UATC's then parent company, United Artists Communications, Inc. ("UACI"), which owned both the theatre and cable businesses. To separately finance its significant real estate holdings to provide capital for reinvestment, UAR and two of its subsidiaries, United Artists Properties I Corp. ("Prop I") and United Artists Properties II Corp. ("Prop II"), were formed and several of UATC's fee-owned theatre properties were transferred to those entities and then leased back to UATC. The theatre land and buildings were then mortgaged as part of various mortgage bond financings.

From 1986 through 1989, UACI's growth was the result of the acquisition of several regional theatre circuits predominantly in Pennsylvania, Georgia, North and South Carolina, Louisiana, Arkansas, Mississippi, Arizona, Nevada and Colorado. Subsequent to these acquisitions UACI was the largest operator of theatres in North America with 2,695 screens. From 1989 to the present UATC has continued to consolidate the previously acquired operations through the construction of new facilities and the sale or closure of numerous older, smaller theatres.

In 1989 UACI changed its name to United Artists Entertainment Company ("UAE") in conjunction with the acquisition of United Cable Television Corporation. In December 1991, TCI's affiliate acquired the remaining outstanding shares of UAE and pursued divestiture of UATC and UAR, which was completed in May 1992. Subsequent to the Acquisition by ML Fund II, UATC increased its investments in new domestic theatres, international theatres and invested in certain businesses that it believed were synergistic with its theatre operations. These new businesses included virtual reality entertainment centers and the Satellite Theatre

Network-TM-, a network of theatres that can be used for business meetings during non-peak theatrical business hours.

In December of 1996, subsequent to the departure of UATC's then CEO, UATC initiated a more focused operating and capital investment strategy. This strategy was designed to improve the efficiency and quality of its core operating theatre business and increase its market share within its key domestic markets. As part of this strategy, substantially all of its international operations were sold, its entertainment center business was discontinued and certain domestic markets and theaters that were under-performing or non-strategic were sold or earmarked for sale. The proceeds from the sale of the international and domestic assets have been used to repay debt and reinvested into new theatres and the expansion or renovation of existing successful theatres in key domestic markets.

The current corporate structure of the Parent and UATC are as follows:

                       ----------------------------------
                         UNITED ARTISTS THEATRE COMPANY
                                    (Parent)
                       ----------------------------------
                                       |
                                       |
                       ----------------------------------
                      |                                  |
            -----------                                  -----------
                UAR    ----------------------------------    UATC
            -----------          Affiliate Leases        -----------
                 |                                       |
            ----------                                   |
              Prop I   ----------------------------------
            ----------


(b)  NARRATIVE DESCRIPTION OF BUSINESS

UATC is a leading motion picture exhibitor in North America. At December 30, 1999, UATC operated 2,018 screens at 283 theatres located in 23 states. UATC licenses films from all major and independent film distributors and derives revenues primarily from theatre admissions and concession sales. UATC operates screens in eight of the ten largest demographic market areas ("DMAs") in the United States and approximately 43.2% of its screens are located in the top 20 DMAs. UATC believes that it is one of the largest single exhibitors, based on number of screens, in many of its core areas of operation and that this market position provides several operating benefits. Theatre operations in six states (California, New York, Pennsylvania, Florida, Texas and Colorado) accounted for approximately 57.6% and 56.7% of UATC's total theatres and screens, respectively, at December 30, 1999 and 63.3% of UATC's theatrical revenue for the fiscal year ended December 30, 1999.

UATC has invested more than $492.9 million since January 1, 1992 toward improving the quality of its asset base by, among other things, renovating existing theatres and constructing new state-of-the-art theatres. Approximately 39.2% of UATC's screens (791 screens) have been constructed since January 1, 1992. Virtually all of the theatres UATC has built since 1997 are state-of-the-art, 9 to 16 screen multiplex theatres with stadium seating, high-backed rocking seats, digital sound, expanded concession areas and other state-of-the-art design features and amenities. In addition, since 1997 eight theatres (77 screens) have been rebuilt or renovated to accommodate stadium seating. These state-of-the-art amenities will be included in UATC's construction of all newly built theatres as well as in the renovations to existing theatres. As compared to the prior generation of non-stadium theatres, UATC believes that these theatres provide a higher quality entertainment experience for patrons and significant operating efficiencies and improved economics for UATC. At December 30, 1999, UATC operated 30 theatres (318 screens) which offered stadium seating. At December 30, 1999, approximately 89.0% of UATC's screens were located in theatres with five or more screens. UATC's average number of screens per theatre has increased 47.9% from 4.8 at January 1, 1992 to 7.1 at December 30, 1999.

During late 1997 several of UATC's competitors initiated expansion programs to aggressively build new stadium seating megaplexes (14 or more screens) in an effort to gain market share. As a result of this unprecedented increase in capital spending by other operators, several of UATC's older, smaller non-stadium theatres were adversely impacted. In response to this market condition, UATC, within the limitations imposed by its capital structure and liquidity, has been seeking to defend its key market positions through investments and to dispose of those theatres that were unprofitable and could not compete effectively against new stadium seating theatres.

During 1999 as the level of the capital spending of its competitors peaked, UATC implemented a plan intended to accelerate the divestitures of under-performing and non-strategic theatres. At December 30, 1999, 55 operating theatres (371 screens) and leases for 18 closed theatres were included in its disposition plan. The 55 operating theatres include 41 third party leases, five intercompany leases and nine properties previously sold and leased back by UATC. In addition to the effort of UATC's personnel, an outside consultant was engaged to facilitate negotiations with landlords. The timing and cost of disposal of under-performing theatres have been estimated based on recent progress, ongoing settlement discussions and/or prospective tenants which have been identified to take over the location. During 1999, 21 theatre leases (113 screens) were terminated or sold and net proceeds of $7.7 million were received for those transactions. The earnings before interest, tax, depreciation and amortization plus other non-recurring or non-cash operating credits or changes ("EBITDA") of these properties for the twelve months prior to the termination or sale was a negative $2.8 million.

UATC continues to face liquidity problems caused by its significant debt burden and its continuing net losses. UATC has incurred net losses of $92.3 million, $74.0 million and $51.6 million in 1999, 1998 and 1997, respectively. UATC's EBITDA in 1999, 1998, and 1997 were, and absent recapitalization and restructuring its projected EBITDA in future years is projected to be insufficient to support the current debt balances and related
interest obligations of the Parent.   The Parent's obligations under its Bank
Credit Facility are guaranteed, on a joint and several basis, by UATC, UAR and certain of their subsidiaries. UATC's independent public accountants included in their report on UATC's consolidated financial statements for the fiscal year ended December 30, 1999 an explanatory paragraph that describes the significant uncertainty about UATC's ability to continue as a going concern due to recurring losses insufficient liquidity that UATC's financial statements do not reflect any adjustment that might result from the outcome of this uncertainty.

Due to a decline in its EBITDA and lack of operating liquidity, in February 2000, the Parent initiated discussions with the senior secured lenders under its Bank Credit Facility regarding a recapitalization plan. Once a recapitalization plan has been approved by its senior secured lenders, the Parent intends to initiate discussions with the holders of the Senior Subordinated Notes, with respect to that recapitalization plan. There can be no assurance that such negotiations will be successful and even if successful, implementation of the recapitalization plan may require additional actions with respect to the reorganization of UATC. The Parent is or soon will be in default under its Bank Credit Facility and Senior Subordinated Notes, and in the absence of forbearance and conclusion of a successful recapitalization and restructuring, the senior secured lenders and Senior Subordinated Noteholders may seek to exercise their remedies, including acceleration of indebtedness. In the absence of a recapitalization and restructuring, management will not be able to implement its business plan as expressed throughout this document, and UATC will have to explore other alternatives to reorganize UATC.

On April 15, 2000, an interest payment of $12.3 million is due from the Parent to the holders of the Senior Subordinated Notes. The Parent will not make that payment when due and will attempt to complete its negotiations with its senior secured lenders under the Bank Credit Facility to recapitalize United Artists during the 30-day Senior Subordinated Notes interest payment grace period and then the Parent will present that plan to the holders of the Senior Subordinated Notes for their consideration. There can be no assurance that the holders of the Senior Subordinated Notes will consent to the plan. At the end of the 30-day interest payment grace period under the Senior Subordinated Notes, assuming that both the lenders under the Bank Credit Facility and the holders of the Senior Subordinated Notes have not consented to a recapitalization plan, the holders of the Senior Subordinated Notes may then attempt to exercise any remedies available to them, including, without limitation, acceleration of the indebtedness. The senior secured lenders under the Bank Credit Facility have, however notified the holders of the Senior Subordinated Notes of a default under the Bank Credit Facility and blocked payment of the Senior Subordinated Notes for up to 180 days. A financial and corporate reorganization of UATC is likely whether or not a consensual debt restructuring agreement can be reached with the lenders under the Bank Credit Facility and the holders of the Senior Subordinated Notes.

INDUSTRY OVERVIEW
According to the National Association of Theatre Owners, more than 400 participants in the domestic motion picture theatre exhibition business operate approximately 37,200 screens in North America. At June 1999, the top ten companies operated approximately 54.5% of the total screens as compared to 31.0% in 1986. The remainder of the domestic motion picture theatre exhibition industry is highly fragmented, with the remaining 45.5% of the screens being operated by approximately 390 exhibitors. UATC has one of the largest shares of total screens with approximately 5.4% of all screens in North America at December 30, 1999.

The majority of the theatres operated in North America are multi-screen theatres with four to 12 screens and sloped floors ("multiplex"). During 1996 a new theatre design known as the megaplex which generally has between 14 and 30 screens in a single theatre became the industry standard in most major markets. The multiplex and megaplex format provides numerous benefits for theatre operators, including allowing facilities (concession stands and restrooms) and operating costs (lease rentals, utilities and personnel) to be allocated over a larger base of screens and patrons. Multiplexes and megaplexes have varying seating capacities (typically from 100 to 500 seats) that allow for multiple showtimes of the same film and a variety of films with differing audience appeal to be shown. They also provide the flexibility to shift films to larger or smaller auditoriums depending on their popularity. To limit crowd congestion and maximize the efficiency of floor and concession staff, the starting times of films are staggered. The growth in the number of screens operated nationally and the cost of construction have accelerated significantly over the past three years. The number of screens increased 7.2% in each of 1997 and 1998 and 8.8% in 1999 while the cost per screen of a stadium seating megaplex has increased to $1.0 million or more. In contrast, the annual average rate of increase since 1978 was only approximately 3.9% and the cost per screen was less than half of the current cost.

The growth of the number and quality of screens, strong domestic consumer demand, growing foreign theatrical construction and ancillary revenue opportunities have led to an increase in the volume of major film releases. The greater number of screens has allowed films to be produced for and marketed to specific audience segments (e.g., horror films for teenagers) without using capacity required for mainstream product. The greater number of screens has also prompted distributors to increase promotion of new films. Not only are there more films in the market at any given time, but the multiplex and megaplex format allows for much larger simultaneous national theatrical release. In prior years a studio might have released 1,000 prints of a major film, initially releasing the film only in major metropolitan areas, then gradually releasing it in smaller cities and towns nationwide. Today, studios often release over 2,500 prints of a major film and open it nationally in one weekend. While these broader national openings have made up-front promotion of films critical to attract audiences and stimulate word of mouth advertising, they have in many cases shortened the length of run and increased the film cost percentage paid by exhibitors.

Motion pictures are generally made available through various distribution methods at various dates after the theatrical release date. The release dates of motion pictures in these other "distribution windows" begin four to six months after the theatrical release date with video cassette rentals, followed generally by off-air or cable television programming including pay-per-view, pay television, other basic cable and broadcast network syndicated programming. These new distribution windows have given producers the ability to generate a greater portion of a film's revenues through channels other than theatrical release. This increased revenue potential after a film's initial domestic release has enabled major studios and certain independent producers to increase film production and theatrical advertising. The additional non-theatrical revenue has also allowed for higher individual film production and marketing costs. The total cost of producing and distributing a picture averaged approximately $51.5 million in 1999 compared with approximately $17.5 million in 1986. The average cost to advertise and promote a picture was approximately $24.5 million in 1999 as compared with $6.7 million in 1986.

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

Although it cannot provide any assurances, management expects that the overall supply of films will continue to increase. Over the past five years there has been an increase of approximately 6.6% in the number of motion pictures rated by the Classification and Rating Administration. There has also been an increase in the number of major studios and reissues of films as well as an increased popularity of films made by independent producers.


BUSINESS AND OPERATING STRATEGY
The matters described under this caption "Business and Operating Strategy", to the extent that they relate to future events or expectations, may be significantly and negatively affected by UATC's current liquidity position. Due to a decline in its EBITDA and lack of operating liquidity, in February 2000, the Parent initiated discussions with the senior secured lenders under its Bank Credit Facility regarding a recapitalization plan. Once a recapitalization plan has been approved by its senior secured lenders, the Parent intends to initiate discussions with the holders of the Senior Subordinated Notes, with respect to that recapitalization plan. There can be no assurance that such negotiations will be successful and even if successful, implementation of the recapitalization plan may require additional actions with respect to the reorganization of UATC. The Parent is or soon will be in default under its Bank Credit Facility and Senior Subordinated Notes, and in the absence of forbearance and conclusion of a successful recapitalization and restructuring, the senior secured lenders and Senior Subordinated Noteholders may seek to exercise their remedies, including acceleration of indebtedness. In the absence of a recapitalization and restructuring, management will not be able to implement its business plan as expressed throughout this document, and UATC will have to explore other alternatives to reorganize UATC.

UATC's operating and capital investment strategy is to focus on improving the quality of its theatres in key operating markets and the quality of its daily operations. Key elements include:

DIVEST OR FIND ALTERNATE USES FOR UNDER-PERFORMING THEATRES. UATC's 1999 divestiture plan was designed to accelerate the termination of under-performing or non-strategic assets by:

     -    terminating leases for under-performing theatres;
     - selling real estate underlying non-strategic or under-performing theatres;
     -    divesting profitable theatres in non-core areas;
     -    exchanging theatres in non-core areas for theatres in core areas; and
     - finding new operating techniques or alternative uses for under-performing theatres.

During 1999, UATC closed or sold 40 under-performing or non-strategic theatres (205 screens) for which net cash proceeds of $7.7 million were received. Many of the theatres closed were not profitable or were located in areas that are not part of UATC's long-term strategic plans. The divestiture plan is designed to significantly increase EBITDA by discontinuing operations at under-performing and non-strategic locations. UATC has identified 55 operating theatres (371 screens) which are not considered strategically important or are under-performing. UATC plans to sell or close these theatres (and terminate the lease) during the next twelve months, although there can be no assurance that UATC will be able to accomplish such divestitures or closings (or lease terminations). EBITDA for those operating theatres included in the divestiture plan at December 30, 1999, was negative $11.2 million for the year then ended. In addition, theatres closed during 1999 had negative EBITDA totaling $4.8 million and United Artists recognized $2.4 million of expenses related to entertainment center operations, discontinued in 1998. Increased cash flow (net of the disposition costs) resulting from the disposition of under-performing theatres can be used to either reduce debt or for capital improvements to existing, successful theatres. Lease exit costs of $22.7 million have been charged to operating income during 1999 related to the targeted operating theatres.

FOCUSED OVERHEAD AND OPERATING STRATEGY. UATC's core business strategy focuses management's attention and capital resources on those geographic areas where UATC intends to strengthen and defend its current position. During the last few years, UATC has implemented operational improvements and overhead reductions intended to improve UATC's operating results and has sold or closed numerous under-performing or non-strategic theatres.

RENOVATE, REBUILD OR EXPAND EXISTING KEY THEATRE LOCATIONS AND DEVELOP NEW THEATRES IN CORE MARKET AREAS. UATC plans to continue increasing its number of screens per location and operating margins by focusing its capital investment activities on the renovation or expansion of existing theatres in its core areas of operation. All future theatre renovations and expansions will include, among other things, the addition of stadium seating. The theatres selected for renovation and expansion will be those that have favorable historical operating results and for which a renovation or expansion will solidify market position and improve operating performance.

If presented with a good opportunity, UATC may also build new state-of-the-art theatres within its core areas of operation. Currently, only one new theatre (15 screens plus an IMAX) is under construction and is scheduled to open during 2000. This theatre replaces two existing twin screen theatres in the Philadelphia market. While no additional theatre developments have been initiated, plans or other pre-development work has been completed for the renovation and expansion of several existing key theatres. Assuming United Artists is able to complete its recapitalization, these high priority renovations will be initiated. UATC constructs its new theatres or renovates existing theatres with stadium seating, digital sound, comfortable high back rocker seats and other popular design features and amenities. UATC believes that this theatre design will provide an optimal relationship between the number of screens (12 to 16) and the size of the auditoriums (125 to 400 seats) and maximize the revenue per square foot generated by the facility and reduce the cost per square foot of construction and operation. This strategy, in combination with an emphasis on concession sales, is designed to improve revenue and profitability by enhancing attendance and concession sales, theatre utilization and operating efficiencies and provide more efficient clustering around regional and district management centers. UATC believes that theatres which are larger than 16 screens tend to have a higher level of return risk because they require both a larger capital investment and a larger drawing area (exposed to a more potential competition) to be successful. This strategy generally results in a diminishing return on capital investment for the incremental screens.

While UATC plans to develop new state-of-the-art theatres on a very selective basis, its main focus will be to improve the risk return relationship of investments made. This can be accomplished by reducing individual theatre financial leverage and capital requirements by focusing on expanding, renovating and rebuilding many of its key locations. In many cases, these existing key locations can be transformed into state-of-the-art multiplex stadium seating theatres without competing against other operators for the location and incurring higher rent and excessive preconstruction costs. Furthermore, existing structures can be utilized while being refurbished to help reduce overall construction costs. UATC's renovation of theatres in successful locations eliminates much of the geographic risk related to a project's success as it is already known that patrons prefer the location.

In order to reduce the overall investment in new theatres, UATC generally enters into "build to suit" and other landlord leasing arrangements or sale and leaseback transactions. The Parent also intends to continue to sell non-strategic and under-performing assets and expects to redeploy capital to its core markets. This strategy is intended to provide increased liquidity from the disposal of non-cash flow producing investments and theatres with limited growth potential.

UATC also plans to renovate the concession stands in several of its high volume theatres with a new "pass-thru" design. This design has been included in theatres opened during 1999 and has provided increased concession sales in those theatres of $0.25 to $0.50 per patron over traditional stand designs in the same market. The investment of approximately $150,000 per stand is expected, by management, to have a payback period of six months to a year.

During 1999, UATC opened three new theatres (37 screens), added stadium seating to three theatres (36 screens), and renovated one additional theatre (2 screens).

IMPLEMENT OPERATIONAL IMPROVEMENTS. UATC has recognized theatre and concession operating efficiencies through a heightened focus on increasing concession sales, managing theatre payrolls and other variable costs and increased staff training. Concession sales per patron increased by approximately 2.4% in 1999 versus 1998 and 5.0% annually from 1993 to 1999. Management believes that there are opportunities to achieve additional operating efficiencies by disposing of under-performing theatres, renovating and expanding certain existing theatres, developing new multiplex stadium theatres, and continuing to control theatre level operating expenses.

ENHANCE STUDIO/DISTRIBUTOR RELATIONSHIPS. Management intends to continue to enhance and balance its studio relationships to obtain the optimal number of marketable motion pictures at efficient film rental percentages. UATC believes that it will maintain or increase the number of prints it obtains from each studio as it increases the number of its screens in key locations, renovates certain of its existing theatres and develops new, larger (12 to 16 screens), higher margin theatres in its core markets.

DEVELOP ANCILLARY REVENUE OPPORTUNITIES. UATC believes that there are opportunities to increase its ancillary revenue from its Satellite Theatre Network-TM- ("STN"), VIP/Premier group ticket sales, In-Theatre Advertising and game machines. STN rents theatres on a networked and non-networked basis for corporate meetings, seminars, product and customer research and other entertainment uses. Through its VIP/Premier ticket programs, UATC seeks to enhance theatre attendance by selling large groups of tickets to businesses and groups through coupon books as well as gift certificates. In-Theatre Advertising provides an additional opportunity to increase revenue and profitability through the sale of rolling stock commercials, intermission slides, intermission music, lobby monitor advertising and other advertising products.

OPERATIONS
OVERVIEW
The following table summarizes the screens and theatres in which UATC owned more than a 50% interest at the end of each of the last five years:

                                                 1995         1996         1997         1998        1999
                                                 ----         ----         ----         ----        ----
Number of Theatres                                 406          366          338          319         283
Number of Screens                                2,310        2,203        2,172        2,184       2,018
Average Screens per Theatre                        5.7          6.0          6.4          6.8         7.1
Number of North America screens                 27,843       29,731       31,865       34,168      37,185
United Artists share of industry screens          8.3%         7.4%         6.8%         6.4%        5.4%

UATC also manages four other theatres (10 screens) in the United States in which it owns a 50% or less interest and owns 10% interests in each of two corporate entities, one of which operates two theatres (seven screens) in Singapore and the other that operates two theatres (14 screens) in Thailand.

As set forth in the following table, although UATC operates some smaller theatres (in terms of number of screens), approximately 89.0% of UATC's screens as of December 30, 1999 were in theatres containing five or more screens:

                   Number of Screens          Number of                % of                  % of
                      Per Theatre             Theatres             Total Screens         Total Revenue
                      -----------             --------             -------------         -------------
                    Greater than 10               36                  22.7%                  28.6%
                        9 - 10                    57                  27.2                   28.0
                         7 - 8                    53                  20.2                   17.3
                         5 - 6                    66                  18.9                   16.3
                         3 - 4                    50                   9.4                    7.5
                         1 - 2                    21                   1.6                    2.3

As part of its strategic operating plan, UATC intends to terminate leases on 55 theatres (371 screens) in operation at year-end. A summary of the theatres included in the disposition plan is set forth below:

                   Number of Screens          Number of                % of                  % of
                      Per Theatre             Theatres             Total Screens         Total Revenue
                      -----------             --------             -------------         -------------
                    Greater than 10               5                    3.0%                   2.0%
                        9 - 10                    5                    2.4                    1.1
                         7 - 8                   14                    5.3                    2.6
                         5 - 6                   21                    6.0                    2.6
                         3 - 4                    8                    1.5                    0.8
                         1 - 2                    2                    0.2                    0.1
                                                 --                    ---                    ---
                                                 55                   18.4%                   9.2%
                                                 ==                   ====                    ===

REVENUE UATC's principal sources of revenue from its theatres are derived from theatrical admissions and concession sales. For the fiscal year ended December 30, 1999, theatrical admissions and concession sales comprised approximately 68.7% and 27.6% of UATC's revenue, respectively. The remaining 3.7% of revenue for this period was derived primarily from In-Theatre Advertising, the Satellite Theatre Network-TM-, electronic video games located in theatre lobbies and other miscellaneous sources.

UATC's admissions revenue is based on the level of theatrical attendance and the mix of tickets sold. Theatre attendance is dependent primarily upon the ability to license the most popular films. UATC's ticket prices vary throughout the circuit depending upon such things as local competition, whether the theatre is showing first run or second run movies and the local economy in which the theatre operates. Reduced ticket prices are typically charged for senior citizens, children and matinee showings. The mix of tickets sold is primarily related to the types of movies available to and exhibited by UATC. Admission prices are typically evaluated taking into consideration such things as the prices at competitive theatres within the region, the nature of the theatre and the local economy. Admissions revenue is recorded net of applicable sales taxes.

Concession sales are a significant factor in the overall profitability of a theatre. UATC's primary concession products are varying sizes of popcorn, soft drinks, candy and certain other products such as nachos and hot dogs. UATC also sells specialty items such as pizza, pretzels, cookies, ice cream, bottled water and fruit juices in many of its theatres. Popcorn, soft drinks and packaged candy are generally sold in three or four (including children's) sizes. Retail prices for concession items vary by the size of the offering and are generally market sensitive. Concession sales are recorded net of applicable sales taxes.

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

UATC licenses the majority of its first run films from distributors owned by the major and independent film production companies. Each film distributor establishes geographic areas known as "film zones," and typically allocates each of its films to only one theatre within each film zone. In most cases where there is more than one exhibitor in a film zone, this allocation process is based on long standing relationships between the distributor and exhibitor with respect to that theatre or is done on an alternating basis. In certain very limited cases where several exhibitors operate in a single film zone, films are allocated based on an exhibitor bidding process. The size of a film zone is based primarily upon population density. UATC operates 145 theatres in non-competitive film zones and, therefore, does not currently compete with other exhibitors for licensing specific film product at a given time in those film zones.

Film licenses typically specify rental fees equal to the higher of a percentage of (i) gross box office receipts or (ii) a theatre admissions revenue sharing formula. Under the gross box office receipts formula, the film distributor receives a specified weekly percentage of the gross box office receipts, with the percentage declining over the term of the run. Under the theatre admissions revenue sharing formula, the film distributor receives a specified percentage of the excess of box office receipts over a periodically negotiated amount of theatre "house" expenses. In a very limited number of cases, UATC may be required to pay a non-refundable guarantee or make film rental advances in order to obtain certain film licenses.

The terms of the film licenses (and hence the film rental costs) with certain film distributors are historically finalized after exhibition of the film in a process known as "settlement." The settlement process considers, among other things, the actual success of a film relative to original expectations, an exhibitor's commitment to the film and the exhibitor's relationship with the film distributor. UATC has historically been able to license a majority of the motion pictures available; however, there is no guarantee that this will continue.

MARKETING AND ADVERTISING
UATC relies principally upon newspaper advertisements, newspaper film schedules, the internet, MovieFone and word of mouth to inform its patrons of film titles and exhibition times. UATC typically pays for local newspaper advertisements to promote its theatres and inform its patrons of the films being played and show times. In many areas, the film's distributor pays for multi-media advertisements for upcoming film releases. In many areas there is also a "co-op" arrangement whereby the exhibitors and distributors share in the cost of film advertisement in newspapers. Film distributors will also typically pay for radio and television spots to promote certain motion pictures and special events.

Prior to the opening of a new theatre, UATC typically initiates a marketing campaign that advertises and promotes the new theatre for several weeks to several months prior to the theatre's opening date. When a theatre is performing below management's expectations, UATC may also initiate a newspaper marketing campaign with the objective of increasing attendance at the theatre.

THEATRE PROPERTIES
The majority of UATC's theatres are located in freestanding buildings or are "anchor" tenants in regional malls or strip centers. Typically, UATC's third-party leases have remaining terms ranging from 10 to 25 years and provide for options to extend for up to 20 additional years at UATC's election. The leases provide for annual base rent and many require contingent rent based upon a percentage of the leased theatres' revenue over a certain breakpoint. Certain of the leases provide for escalating minimum annual rentals. The leases typically require UATC to pay for property taxes, insurance and certain of the lessors' overhead costs. UATC expects that in the normal course of business, desirable leases that expire will be renewed or replaced by other leases, although such renewals or replacements may be on different terms. UATC owns directly or through its subsidiaries substantially all of the theatre equipment used in all of its theatres.

UATC has historically financed, and plans to continue to finance, a significant portion of the cost of construction of new theatres by entering into long-term leases or sale and leaseback transactions. UATC's long-term leases typically have initial terms of 15 to 25 years with renewal options and require the landlord to provide a significant portion of the up-front construction costs. As a result, capital expenditures are often only required for equipment and certain tenant finishes, thereby reducing the required net capital expenditures.
A summary of UATC theatre leases is as follows (square feet and base rent in millions):


          Remaining
         Terms (yrs.)     Leases      Screens      Base Rent     Square Feet
         ------------     ------      -------      ---------     -----------
             1-3             61          266         $7.8            1.1
             4-6             51          239          7.1            0.9
             7-9             35          236          9.1            0.9
          more than 9       126        1,091         63.1            4.5

The leases related to the 50 third-party operating theatres and 18 closed theatres that UATC is seeking to terminate are summarized as follows (square feet and base rent in millions):

          Remaining
         Terms (yrs.)      Leases     Screens      Base Rent     Square Feet
         ------------      ------     -------      ---------     -----------
             1-3              17         48           $1.8            0.3
             4-6              21         68            3.8            0.4
             7-9              13         90            4.6            0.4
          more than 9         17        116            8.2            0.6

Reserves totaling $22.5 million for estimated lease termination costs were booked during 1999. Management believes that: (i) the relatively short remaining lease terms, (ii) the size of the spaces, (iii) and general favorable locations of these underperforming or closed theatres will assist it in its efforts to terminate the leases.

CONSTRUCTION. UATC intends to add additional screens to existing theatres and refurbish or rebuild existing theatres to strengthen its position in existing areas as resources become available. UATC believes that renovating, expanding or completely rebuilding certain of its existing theatre locations provides it with a significant competitive advantage in many of the large metropolitan areas where the availability of suitable theatre sites is limited. The capital costs associated with renovating or expanding an existing theatre are usually significantly less than for constructing a new theatre. Additionally, the timing of these capital expenditures are flexible and thus can be matched to net cash provided by operating activities, asset sales and other sources of capital.

UATC's new theatre construction strategy focuses on selecting sites in its existing core areas of operation and enhancing the theatregoers' experience by building state-of-the-art theatres. Each new location is selected after considering UATC's relative strength in the particular area, the number of existing competitive screens, growth potential of the area and the minimum threshold population within a certain radius of the theatre. As part of its construction strategy, UATC intends to construct stadium seating theatres that have a favorable balance between the number of screens (12 to 16) and the size of the auditoriums (125 to 400 seats). UATC believes that this balance will allow UATC to provide an adequate number of screens for film distributors and increased entertainment value to patrons afforded by larger auditoriums.

As a result of new construction and the closure of older, smaller theatres, approximately 39.2% of UATC's screens have been constructed since January 1, 1992 and approximately 58.8% of theatres operated on January 1, 1992 have been sold or closed. As a result of this new construction and the sale or closure of older, smaller theatres, UATC's average number of screens per theatre has increased 47.9% from 4.8 screens at January 1, 1992 to 7.1 screens at December 30, 1999.

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

Theatrical exhibitors depend upon strong geographic positioning to obtain the most attractive film rental arrangements because film bookings are negotiated on a theatre-by-theatre basis. Strong geographic positioning in terms of both numbers of screens and locations enhances the attractiveness of a theatre exhibitor to film distributors, in part because of the exhibitor's ability to influence the local success of a film release.

UATC's theatres are located in large and medium sized metropolitan areas in California, southern New York (primarily New York City and Long Island), New Jersey, Florida, Texas, eastern Pennsylvania (including Philadelphia), Louisiana, Colorado (primarily Denver), and Georgia. UATC believes that it has a good balance and strong position in many of these major metropolitan areas and in several rural or smaller metropolitan areas where there is reduced competition. The six states that represent the largest geographic concentration of theatres and screens operated accounted for approximately 57.6% and 56.7% of UATC's total theatres and screens, respectively, at December 30, 1999 and generated approximately 63.3% of UATC's theatrical revenue for the fiscal year ended December 30, 1999 were as follows:

                                           Total Number             Total Number                         % of
                                           of Theatres               of Screens                   Theatrical Revenue
                                           ------------             ------------                      ----------
California                                      48                      292                              16.4%
New York                                        31                      216                              18.4
Florida                                         22                      195                               6.1
Texas                                           22                      186                               7.3
Pennsylvania                                    21                      131                               7.8
Colorado                                        19                      124                               7.3

During the next 12 months, UATC plans to terminate leases on 55 theatres (371 screens) in operation at December 30, 1999 and 18 closed theatres as well as sell certain real estate parcels. Reserves totaling $22.5 million for estimated lease termination costs were booked during 1999. A summary of those underperforming or closed theatres is as follows:

                                           Total Number             Total Number                         % of
                                           of Theatres               of Screens                   Theatrical Revenue
                                           ------------             ------------                      ----------
California                                      15                       96                               3.2%
New York                                         3                       26                               0.8
Florida                                          8                       65                               1.2
Texas                                            5                       34                               0.7
Pennsylvania                                     2                        6                               0.4
Georgia                                          5                       36                               0.6
Louisiana                                        3                       22                               0.5
Colorado                                         2                        9                               0.2
Other                                           12                       77                               1.6
                                                --                       --                               ---
                                                55                      371                               9.2%
                                                ==                      ===                               ===

COMPETITION
UATC competes for the public's leisure time and disposable income with all forms of out-of-home entertainment including sporting events, concerts, live theatre and restaurants. UATC is also subject to varying degrees of competition from other theatre circuits and independent theatres, some of which may have greater access to capital resources. The motion picture exhibition industry is highly competitive, particularly with respect to film licensing, attracting patrons and acquiring or leasing new theatre sites. Some of UATC's competitors may have greater capital resources and/or be better established in certain areas where UATC's theatres are located. Competition for patrons occurs locally and depends upon factors such as:
     -    which films a particular theatre is showing;
     -    location of theatres;
     -    comfort and quality of theatres;
     -    ticket prices.

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

Where real estate is readily available there are few barriers preventing competitors from opening theatres near one of UATC's theatres, which may have a materially adverse effect on UATC's theatre. In addition, "megaplexes" (theatres with 14 or more screens) have been built or are planned to be built by competitors in certain general market areas in which UATC operates. This new megaplex construction may result in excess capacity and adversely affect attendance and pricing at existing theatres in these market areas. UATC has attempted to address the situation by rebuilding/renovating or expanding its locations, or through its divestiture plan. UATC plans to further address this situation through capital expenditures. To the extent that future funds are available for capital expansion, UATC intends to rebuild, renovate, and/or expand existing key locations.

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

Recent consolidation in the industry has included the merger of Sony Corp.'s Loews Theatres Exhibition Group with Cineplex Odeon Corp. and the merger of Act III Cinemas Inc. and several other regional circuits with Regal Cinemas Inc. Such consolidation has increased the level of capital available to these and other larger entities which has resulted in a significant increase in new theatre construction over the past three years. As the investment returns related to this new construction have been generally low, UATC believes future levels of new theatre construction within the industry will be much lower than in recent years.

IN-THEATRE ADVERTISING
As a means of producing ancillary revenue, UATC sells various advertising within its theatres and on its web page including rolling stock commercials, intermission slides, intermission music, lobby monitor advertising and entertainment, coupon distribution and customer sampling. Revenues are primarily contingent upon the location of the theatre and attendance at the theatres. Profit margins on the In-Theatre Advertising are extremely high as UATC utilizes a small corporate staff to sell and coordinate the advertising, while local theatre personnel implement the advertising programs. Existing assets at the theatres are utilized so that only a small capital investment is necessary for slide projectors. Strong business relationships exist between UATC and some of its national advertisers, such as Coca-Cola Company, MovieFone and America on Line (AOL). UATC recorded revenues of $8.4 million, $4.4 million and $4.5 million for the years ended December 1999, 1998 and 1997, respectively, from In-Theatre Advertising.

SATELLITE THEATRE NETWORK-TM-
In an effort to utilize its existing theatres more effectively during periods of low attendance (such as mornings and weekdays), UATC has developed a business unit called the Satellite Theatre Network-TM- ("STN"). STN rents theatre auditoriums for seminars, corporate training, business meetings, educational or communication uses, product and customer research and other entertainment uses. Theatre auditoriums are rented individually or on a networked basis. To provide the "broadcasting" network or "teleconferencing" equipment, a network of theatres has been created by installing high quality (high definition-like) electronic video projection equipment within theatres that are networked via the combination of satellite delivery from a single location or multiple locations and telephonic communication.

As of December 30, 1999, STN included 26 theatres permanently equipped with electronic video capability and an additional 257 theatres that were being rented for individual non-networked uses. All of UATC's theatres can be "networked" through the use of temporary equipment. Because STN utilizes existing theatre facilities and existing personnel manage its operations within the theatre, very little incremental capital or personnel expenditures are required. Marketing and sales of STN services is performed on a national basis by staff located in the corporate headquarters in Englewood, Colorado. UATC recorded $6.2 million, $5.9 million, and $6.6 million of revenue from STN for the years ended December 1999, 1998, and 1997, respectively.

During 1998, UATC was issued a United States Patent (No. 5,801,754) with respect to the interactive theatre network system.

MANAGEMENT
UATC operates its theatres from its Englewood, Colorado corporate headquarters, two regional operating offices, 14 district operating offices and two film booking offices. During January 2000, the number of district operating offices was reduced to 13. Nearly all of UATC's district offices and regional operating offices are located within theatres.

There is active communication between the theatres and division management and corporate management, which allows management to react on a daily basis to revenue and staffing information. Division management provides guidance in scheduling, staffing, screen allocation and other day-to-day operating decisions. Management personnel with UATC's marketing and concessions operations are also continually involved with theatre management to promote strong performance in those areas. This structure allows the theatre manager to focus solely on the daily operations of the theatre. A primary responsibility of the theatre manager is improving efficiency and managing costs at the local theatre level.

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

As of December 30, 1999, UATC employed approximately 9,000 employees, of whom approximately 1,000 were full-time. Approximately 25% of UATC's employees (substantially all of whom are part-time employees who work in the theatres) are paid based on the applicable state and Federal minimum wage regulations. Approximately 125 employees (primarily consisting of film projectionists, many of whom are part-time) are covered by two collective bargaining agreements.

SEASONALITY
UATC's theatrical results of operations are subject to seasonal fluctuations in theatre attendance which corresponds to holiday school vacation periods and a greater availability of popular motion pictures during the period from Memorial Day through Labor Day and during the Easter, Thanksgiving and Christmas holiday seasons.

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

The Americans With Disabilities Act of 1990 ("ADA") and certain state statutes, among other things, require that places of public accommodation, including theatres (both existing and newly constructed), be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and reimbursement of plaintiff's attorneys' fees and expenses under certain circumstances. UATC has established a program to review and evaluate UATC's theatres and to make any changes that may be required by the ADA. In 1995, UATC settled the lawsuit styled CONNIE ARNOLD ET AL. VS. UATC, filed in 1991. This lawsuit involved allegations that certain of UATC's theatres lacked accessibility to persons with mobility disabilities in violation of the ADA. In the settlement agreement, UATC, the plaintiffs and the Department of Justice established standards of modifications that must be made to UATC's theatres throughout the United States to make them more accessible to persons with disabilities. If UATC is unsuccessful in its efforts to reorganize its capital structure it may be unable to comply with the ADA and the settlement agreement in the Connie Arnold Case. Failure to comply with the ADA and the settlement agreement in the CONNIE ARNOLD case may have a materially adverse effect on UATC's financial position, liquidity and results of operations.

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

ITEM 2. PROPERTIES

UATC leases its executive office located in Englewood, Colorado and certain of its regional operating and film booking offices. The following table summarizes the theatres operated by UATC at December 30, 1999:

                                                                   Total Number             Total Number
                                                                    of Theatres              of Screens
                                                                   ------------             ------------
Owned and Operated Theatres:
     Owned                                                                8                         31
     Leased:
       From third parties                                               214                      1,494
       From UAR and Prop I                                               25                        164
       Through sale and leaseback transactions                           36                        329
                                                                        ---                      -----
          Total owned and leased theatres                               283                      2,018
Managed theatres                                                          4                         10
                                                                        ---                      -----
          Total theatres operated                                       287                      2,028
                                                                        ===                      =====

Of the 283 owned and operated theatres, five theatres (11 screens) are held through a corporation that is owned 75% by UATC, one theatre (2 screens) is owned 60% by UATC and four theatres (33 screens) are held by three partnerships, each owned 51% by UATC. The remaining owned and operated theatres are held directly by UATC or its wholly owned subsidiaries. The master leases for theatres associated with sale and leaseback transactions allow for the exchange and sale of obsolete theatres for theatres that are part of United Artists long-term business plan. Substitutions may be made under certain conditions, during certain time periods in the future. The managed theatres include four theatres (10 screens) located in the United States.

As of December 30, 1999, UATC also had a 10% interest in two Asian theatre exhibition joint venture companies that operate four theatres (21 screens) in Singapore and Thailand.

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

ITEM 3. LEGAL PROCEEDINGS

UATC is involved in various pending and threatened legal proceedings involving allegations concerning contract breaches, torts, employment matters, environmental issues, anti-trust violations, local tax disputes and miscellaneous other matters. In addition, there are other various claims against UATC relating to certain of the leases held by UATC. Although it is not possible to predict the outcome of these proceedings, if UATC's recapitalization efforts (see Note 2, Going Concern) are unsuccessful, and judgements against UATC are obtained in such proceedings, there could result a material adverse effect on UATC's financial position, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

There were no matters submitted to a vote of the security holder during the quarter ended December 30, 1999.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data relating to the results of operations for the years ended December 1999, 1998, 1997, 1996, and 1995, and balance sheets as of December 1999, 1998, 1997, 1996, and 1995 (dollars in millions, except revenue per weighted average operating theatre):

                                                                         Years Ended December (3)
                                                                         ------------------------
                                                           1999        1998       1997        1996        1995
                                                           ----        ----       ----        ----        ----
SUMMARY OF OPERATIONS DATA:
Revenue                                          $         630.8      661.7       683.1       675.6       648.0
                                                           =====      =====       =====       =====       =====
EBITDA (1)                                       $          54.7       79.6        86.0        75.5        75.0
                                                            ====       ====        ====        ====        ====
Depreciation and amortization                    $          50.8       51.1        56.3        71.4        65.4
                                                            ====       ====        ====        ====        ====
Operating income before provision
  for impairments, lease exit costs and other    $           3.9       28.5        29.7         4.1         9.6
                                                             ===       ====        ====         ===         ===
Impairments, lease exit costs and other          $          56.3       32.9        31.2        10.6        21.0
                                                            ====       ====        ====        ====        ====
Operating Loss                                   $         (52.4)      (4.4)       (1.5)       (6.5)      (11.4)
                                                           =====       ====        ====        ====       =====
Gain (loss) on disposition of assets             $           4.2        0.2        21.9         1.3       (13.9)
                                                             ===        ===        ====         ===       =====
Discontinued operations                          $           2.4       19.5         5.3         1.4         0.6
                                                             ===       ====         ===         ===         ===
Extraordinary loss                               $            -         7.9          -           -           -
                                                           =====      =====       =====       =====       =====
Net loss                                         $         (92.3)     (65.0)      (27.8)      (46.6)      (68.9)
                                                           =====      =====       =====       =====       =====
Net loss available to common stockholder         $         (92.3)     (74.0)      (51.6)      (67.5)      (87.2)
                                                           =====      =====       =====       =====       =====
Net loss available to common stockholder
  before impairments, lease exit costs, other,
  gain (loss) on disposition of assets,
  discontinued operations, and extraordinary
  loss                                           $         (37.8)     (13.9)      (37.0)      (56.8)      (51.7)
                                                           =====      =====       =====       =====       =====
Net cash used in investing activities            $          43.5      120.7        10.0        57.9        54.3
                                                            ====      =====        ====        ====        ====
BALANCE SHEET DATA AT YEAR END:
  Total assets                                   $         534.3      568.2       506.0       548.1       594.2
                                                           =====      =====       =====       =====       =====
  Total debt                                     $         446.6      376.5       362.2       389.0       383.2
                                                           =====      =====       =====       =====       =====
  Preferred stock                                $            -          -        193.9       170.1       149.2
                                                           =====      =====       =====       =====       =====
Weighted avg. operating screens(2)                         2,108      2,160       2,204       2,299       2,270
                                                           =====      =====       =====       =====       =====
Weighted avg. operating theatres(2)                          304        327         354         395       409
                                                             ===        ===         ===         ===       ===
Weighted avg. operating screens
  per operating theatre                                      6.9        6.6         6.2         5.8       5.6
                                                             ===        ===         ===         ===       ===
Revenue per weighted average
  operating theatre (000's)                       $        2,075      2,024       1,929       1,710       1,584
                                                           =====      =====       =====       =====       =====

(1) Earnings before interest, taxes, depreciation and amortization plus other non-recurring or non-cash operating credits or charges.
(2) Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.
(3) During 1999, UATC changed its reporting period from the traditional calendar year to a fifty-two/fifty-three week presentation. The 1999 year contained 52 weeks and ended on December 30.

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

UATC continues to face liquidity problems caused by its significant debt burden and its continuing net losses. UATC has incurred net losses of $92.3 million, $74.0 million and $51.6 million in 1999, 1998, and 1997, respectively. UATC's EBITDA in 1999, 1998, and 1997 were, and absent recapitalization and restructuring its EBITDA in future years is projected to be insufficient to support the current debt balances and related interest obligations of the Parent. The Parent's obligations under its Bank Credit Facility are guaranteed by, on a joint and several basis, by UATC, UAR and certain of their subsidiaries. UATC's independent public accountants included in their report on UATC's consolidated financial statements for the fiscal year ended December 30, 1999 an explanatory paragraph that describes the significant uncertainty about UATC's ability to continue as a going concern due to recurring losses and insufficient liquidity, and that UATC's financial statements do not reflect any adjustment that might result from the outcome of this uncertainty.

Due to a decline in its EBITDA and lack of operating liquidity, in February 2000, the Parent initiated discussions with the senior secured lenders under its Bank Credit Facility regarding a recapitalization plan. Once a recapitalization plan has been approved by its senior secured lenders, the Parent intends to initiate discussions with the holders of the Senior Subordinated Notes, with respect to that recapitalization plan. There can be no assurance that such negotiations will be successful and even if successful, implementation of the recapitalization plan may require additional actions with respect to the reorganization of UATC. The Parent is or soon will be in default under its Bank Credit Facility and Senior Subordinated Notes, and in the absence of forbearance and conclusion of a successful recapitalization and restructuring, the senior secured lenders and Senior Subordinated Noteholders may seek to exercise their remedies, including acceleration of indebtedness. In the absence of a recapitalization and restructuring, management will not be able to implement its business plan as expressed throughout this document, and UATC will have to explore other alternatives to reorganize UATC.

                              RESULTS OF OPERATIONS
                 FISCAL YEARS ENDED DECEMBER 1999, 1998, AND 1997

The following table summarizes certain operating data of UATC's theatres(1) (dollars in millions, except admissions per weighted average operating theatre, admissions per weighted average operating screen and concession sales per weighted average operating theatre):

                                              Fiscal Years Ended                   Fiscal Years Ended
                                                 December(4)             %              December              %
                                                 -----------         Increase          ----------         Increase
                                               1999        1998     (Decrease)      1998       1997      (Decrease)
                                               ----        ----     ----------      ----       ----      ----------
Revenue:
   Admissions                                 $433.1        454.4      (4.7)%      454.4       473.9        (4.1)%
   Concession sales                            174.4        188.5      (7.5)       188.5       189.6        (0.6)
   Other (2)                                    23.3         18.8      23.9         18.8        19.6        (4.1)
Operating expenses:
   Film rental and advertising expenses        244.0        248.5      (1.8)       248.5       262.5        (5.3)
   Concession costs                             22.7         28.0     (18.9)        28.0        30.2        (7.3)
   Other operating expenses:
     Personnel expense                          96.5         96.2       0.3         96.2        95.5         0.7
     Occupancy expense:
       Rent excluding sale and leaseback        78.1         77.7       0.5         77.7        77.4         0.4
       Sale and leaseback rentals               17.7         15.1      17.2         15.1        13.4        12.7
     Misc. operating expenses (3)               94.7         93.7       1.1         93.7        94.4        (0.7)

(1) The operating information includes revenue and expenses of all theatres operated by UATC that are more than 50% owned.
(2) Revenues from the business segment In-Theatre Advertising and Satellite Theatre Network-TM- are included in Other.
(3) Expenses from the business segment In-Theatre Advertising and Satellite Theatre Network-TM- are included in miscellaneous operating expenses.
(4) During 1999, UATC changed its reporting period from the traditional calendar year to a fifty-two/fifty-three week presentation. The 1999-year contained 52 weeks and ended on December 30.

During 1999, UATC changed its reporting period from the traditional calendar quarter and year presentation ending on March 31, June 30, September 30 and December 31 to a presentation ending on the Thursday closest to the calendar quarter or year end. The periods presented below are for the fifty-two weeks ended December 30, 1999 and the calendar years ended December 31, 1998 and 1997. UATC operates three business segments: Theatre Operations, In-Theatre Advertising and Satellite Theatre Network-TM-. Each segment is separately discussed in the following analysis.

                          THEATRE OPERATIONS SEGMENT

The following table summarizes operating revenue and expenses of UATC's Theatre Operations Segment for the fifty-two weeks ended December 30, 1999 and December 31, 1998, and the years ended December 31, 1998 and 1997 (dollars in millions).

                                                                         %                                    %
                                                                     Increase                             Increase
                                               1999        1998     (Decrease)      1998       1997      (Decrease)
                                               ----        ----     ----------      ----      -----      ----------
Revenue:
   Admissions                                 $433.1        454.4      (4.7)%      454.4       473.9        (4.1)%
   Concession sales                            174.4        188.5      (7.5)       188.5       189.6        (0.6)
   Other                                         8.7          8.5       2.4          8.5         8.5         -
Expenses:
   Film rental and advertising expenses        244.0        248.5      (1.8)       248.5       262.5        (5.3)
   Concession costs                             22.7         28.0     (18.9)        28.0        30.2        (7.3)
   Other operating expenses:
     Personnel expense                          96.5         96.2       0.3         96.2        95.5         0.7
     Occupancy expense                          95.8         92.8       3.2         92.8        90.8         2.2
     Misc. operating expenses                   89.5         88.8       0.8         88.8        89.1        (0.3)

Weighted avg. operating theatres (1)             304          327      (7.0)         327         354        (7.6)
Weighted avg. operating screens (1)            2,108        2,160      (2.4)       2,160       2,204        (2.0)
Weighted avg. screens per
  avg. theatre                                   6.9          6.6       5.0          6.6         6.2         6.1
Admissions per weighted avg.
  operating theatre                       $1,424,671    1,389,602       2.5    1,389,602   1,338,701         3.8
Admissions per weighted avg.
  operating screen                          $205,455      210,370      (2.3)     210,370     215,018        (2.2)
Concession sales per weighted
  avg. operating theatre                    $573,684      576,453      (0.5)     576,453     535,593         7.6

(1) Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.


         REVENUE AND EXPENSES FROM OPERATING THEATRES FOR THE YEAR ENDED DECEMBER 30, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

ADMISSIONS: Admissions revenue decreased 4.7% during the fifty-two weeks ended December 30, 1999 as compared to the year ended December 31, 1998. This decrease was primarily due to a 9.6% decrease in attendance, partially offset by a 5.4% increase in the average ticket price. The increases in the average ticket prices during the year were due to an increase in the percentage of adult, non-matinee tickets sold and certain selective ticket price increases during 1998 and early 1999. The attendance decline during the fifty-two weeks ended December 30, 1999 was primarily due to three factors:
- The closure of 40 theatres (205 screens), partially offset by the opening of three new theatres (37 screens),
- The short run of several films released at the end of 1998 and a weak film release schedule during the first four months of 1999 as compared to the unprecedented success of the film TITANIC during the same 1998 period,
- The adverse impact of stadium seating theatre construction built by competitive theatre chains.

CONCESSION SALES: Concession sales decreased 7.5% during the fifty-two weeks ended December 30, 1999 as compared to the year ended December 31, 1998. The decrease in sales was primarily due to the decrease in attendance discussed above, partially offset by a 2.4% increase in the average concession sales per patron. While concession sales growth was adversely impacted by film mix (fewer children's and action films), improvements were realized as a result of:

-    Certain selective price increases during 1998 and 1999,
-    Additional concession menu items,
-    Increased emphasis on sales staff training,
- The opening of new theatres with more efficient concession operations and the closure or sale of older, smaller theatres with less efficient concession operations.

The following table sets forth the admissions and concession sales revenue for theatres operated throughout all of 1999 and 1998 (dollars in millions):

                                               Theatres     Screens        1999        1998     % Decrease
                                               --------     -------        ----        ----     ----------
Theatres operated
   throughout both periods                        281        1,887
         Admissions                                                         $372.4     416.2      (10.5)%
         Concession sales                                                    154.2     172.9      (10.8)

This "same theatre" analysis eliminates the effect of new theatre openings, sales or closures during 1999 or 1998.

OTHER:
Other theatre operations segment revenue is derived primarily from electronic video games located in theatre lobbies, theatre screening and commercial rentals, and other miscellaneous sources. Despite the reduction in theatres, other revenue increased 2.4% during 1999 as compared to 1998 due to an increase in auditorium rental income and an increase in game revenues on a per theatre basis.

FILM RENTAL AND ADVERTISING EXPENSES: Film rental and advertising expenses decreased 1.8% during the fifty-two weeks ended December 30, 1999 as compared to the year ended December 31, 1998, primarily as a result of the decrease in admissions revenue discussed above, partially offset by a higher film rental percentages. Film rental and advertising expenses as a percentage of admissions revenue for the fifty-two weeks ended December 30, 1999 and the year ended December 31, 1998 were 56.3% and 54.7%, respectively. The increase in film rental and advertising expenses as a percentage of admissions revenue related primarily to higher than average film terms associated with certain highly anticipated films released in May and June of 1999 and the shorter run of several films. Typically, film rental as a percentage of admission revenue increases the shorter the run of the film.

CONCESSION COSTS: Concession costs include direct concession product costs and concession promotional expenses. Such costs decreased 18.9% during the fifty-two weeks ended December 30, 1999 as compared to the year ended December 31, 1998. Concession costs as a percentage of concession sales revenue for the fifty-two weeks ended December 30, 1999 and the year ended December 31, 1998 were 13.0% and 14.9%, respectively. The decrease in concession costs as a percentage of concessions revenue for the fifty-two weeks ended December 30, 1999 was primarily due to the rebidding or restructuring of the product and distribution contracts associated with many of UATC's concession products.

PERSONNEL EXPENSE: Personnel expense includes the salary and wages of the theatre manager and all theatre staff, commissions on concession sales, payroll taxes and employee benefits. The 0.3% increase in personnel expense during the fifty-two weeks ended December 30, 1999, as compared to the year ended December 31, 1998 related primarily to a 3.5% increase in the average hourly rate, increased costs for union projectionists, security and janitorial expenses, partially offset by lower payroll taxes and the reduction in the number of staff hours and theatres operated during the year. Personnel expense a percentage of admissions and concessions revenue was 15.9% and 15.0% for the fifty-two weeks ended December 30, 1999 and the year ended December 31, 1998, respectively. The increase in personnel expense as a percentage of admissions and concessions revenue was primarily attributable to the increased wages discussed above, partially offset by more efficient theatre staffing, the closing of numerous unprofitable theatres and the opening of several new larger, more efficient multiplex theatres. In addition, personnel expense as a percentage of admissions and concessions revenue for the fifty-two weeks ended December 30, 1999 was negatively impacted by the lower attendance during the first four months of 1999 and the fixed nature of certain expenses (i.e., theatres managers' and assistant managers' salaries).

OCCUPANCY EXPENSE: UATC's typical theatre lease arrangement provides for a base rental as well as contingent rentals that are a function of the underlying theatre's revenue over an agreed upon breakpoint. Occupancy expense increased 3.2% during the fifty-two weeks ended December 30, 1999 as compared to the year ended December 31, 1998. This increase relates to higher base rentals on theatres opened in late 1998 and 1999 and additional sale and leaseback rent, partially offset by fewer weighted average operating theatres, lower affiliated rents and lower contingent rent. In addition, occupancy expense includes non-cash charges relating to the effect of escalating leases which have been "straight-lined" for accounting purposes of $4.8 million and $4.0 million for the fifty-two weeks ended December 30, 1999 and the year ended December 31, 1998, respectively.

MISCELLANEOUS OPERATING EXPENSES: Miscellaneous operating expenses consist of utilities, repairs and maintenance, insurance, real estate and other taxes, supplies and other miscellaneous operating expenses. Miscellaneous operating expenses increased 0.8% during the fifty-two weeks ended December 30, 1999 as compared to the year ended December 31, 1998. This fluctuation was primarily due to a decrease in repair and maintenance, supplies, utilities, real estate taxes and common area maintenance expenses related to the fewer number of theatres operated, partially offset by merchant fees on credit card generated revenues.


         REVENUE AND EXPENSES FROM OPERATING THEATRES FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

ADMISSIONS: Admissions revenue decreased 4.1% during 1998 as compared to 1997. This decrease was primarily due to a 7.3% decrease in attendance partially offset by a 3.4% increase in the average ticket price. The lower attendance was primarily due to decreases in the number of weighted average theatres and screens operated, and the effect of new competitive theatre openings in certain areas. The increase in the average ticket price was primarily due to certain selective price increases in late 1997 and the summer of 1998. Admissions per weighted average operating theatre increased 3.8% during 1998, while admissions per weighted average operating screen decreased 2.2% during 1998. These admissions fluctuations were due primarily to the closure of numerous under-performing theatres, the opening of several new theatres which have higher admissions and more screens per theatre and the increases in ticket prices, partially offset by an increase in the number of new competitive screens in certain areas.

CONCESSION SALES: Concession sales revenue decreased 0.6% during 1998 as compared to 1997. This decrease was primarily due to the decreased attendance discussed above, partially offset by a 7.2% increase in the average concession sale per patron. Concession sales per weighted average operating theatre increased 7.6% during 1998 as compared to 1997. The increases in the average concession sale per patron and concession sales per weighted average operating theatre were primarily due to certain selective price increases during 1998, increased emphasis on sales staff training, the closure of numerous less efficient theatres and the opening of several new theatres with more efficient concession operations.

The following table sets forth the admissions and concession sales revenue for theatres operated throughout all of 1998 and 1997 (dollars in millions):

                                               Theatres     Screens        1998        1997     % Decrease
                                               --------     -------        ----        ----     ----------
Theatres operated
   throughout both periods                        294        1,912
         Admissions                                                        $389.6      425.0       (8.3)%
         Concession sales                                                   160.9      168.8       (4.7)

This "same theatre" analysis eliminates the effect of new theatre openings, sales or closures during 1998 or 1997.

OTHER: Other revenue is derived from electronic video games located in theatre lobbies, theatre rentals, commercial rental properties, and other miscellaneous sources. Other revenue remained constant during 1998 as compared to 1997.

FILM RENTAL AND ADVERTISING EXPENSES: Film rental and advertising expenses decreased 5.3% during 1998 as compared to 1997 primarily due to the decreased admissions revenue discussed above. Film rental and advertising expenses as a percentage of admissions revenue were 54.7% for 1998 and 55.4% for 1997. The decrease in film rental and advertising expenses as a percentage of admissions revenue for 1998 was primarily due to the longer run of several major films released in late 1997 and during 1998. Typically, film rental as a percentage of admissions revenue increases when a higher percentage of a film's total admissions is collected in the opening weeks of a film's run.

CONCESSION COSTS: Concession costs include direct concession product costs and concession promotional expenses. Such costs decreased 7.3% during 1998 as compared to 1997 primarily due to the decreased concession sales discussed above. Concession costs as a percentage of concession sales were 14.9% for 1998 and 15.9% for

1997. The decrease in concession costs as a percentage of concessions revenue for 1998 was primarily due to the rebidding or restructuring of the product and distribution contracts associated with many of UATC's concession supply products and slightly lower promotional expenses.

PERSONNEL EXPENSE: Personnel expense includes the salary and wages of the theatre manager and all theatre staff, commissions on concession sales, payroll taxes and employee benefits. Personnel expense increased 0.7% during 1998 as compared to 1997. This increase in personnel expense in 1998 was primarily due to an increase in the Federal (and certain state) minimum wage in late 1997, which increased the average wage paid to theatre staff by 7.5% during 1998. This increase in the average wage rate was partially offset by the decrease in attendance discussed above and more efficient theatre staffing. Personnel expense as a percentage of admissions and concession sales revenue was 15.0% in 1998 and 14.4% for 1997, reflecting the effect of the higher minimum wage rate and only moderate concession and ticket price increases.

OCCUPANCY EXPENSE: UATC's typical theatre lease arrangement provides for a base rental as well as contingent rental that is a function of the underlying theatre's revenue over an agreed-upon breakpoint. Total occupancy expense increased 2.2% during 1998 as compared to 1997. This increase in 1998 relates to higher rentals on newly opened theatres partially offset by lower affiliated rents and the closure of numerous theatres during the year. Occupancy expense includes non-cash charges relating to the effect of escalating leases which have been "straight lined" for accounting purposes of $4.0 million and $3.7 million for 1998 and 1997, respectively.

MISCELLANEOUS OPERATING EXPENSES: Miscellaneous operating expenses consist of utilities, repairs and maintenance, insurance, real estate and other taxes, supplies and other miscellaneous operating expenses. Miscellaneous operating expenses decreased 0.3% during 1998 as compared to 1997. This decrease in 1998 relates primarily to lower insurance, common area maintenance, utility expenses and prior year adjustments, partially offset by higher real estate taxes and repairs and maintenance expenses.

THEATRES TARGETED FOR DISPOSITION:

During 1999, UATC continued to implement a strategy intended to identify and divest of under-performing and non-strategic theatres and properties. In December 1999, management formalized a plan to dispose of 55 operating theatres (371 screens) and exit leases covering 18 closed theatres. As a result, UATC recorded estimated lease termination costs of $17.9 million in the fourth quarter of 1999. Set forth below are the 1999, 1998, and 1997 revenue and expenses, included within the theatre operation segment information discussed above, for the theatres and properties included in the disposition plan at December 30, 1999 or closed during 1999 (in millions):

                                               1999                    1998                    1997
                                               ----                    ----                   -----
Revenue:
   Admissions                                  $46.6                   74.2                     99.3
   Concession sales                             20.3                   32.2                     40.3
   Other                                         0.4                    0.5                      0.7
                                               -----                  -----                    -----
   Total revenue                                67.3                  106.9                    140.3
Expenses:
   Film rental and advertising expenses         26.1                   40.9                     55.8
   Concession costs                              2.8                    5.2                      7.1
   Other operating expenses:
     Personnel expense                          16.9                   21.1                     22.4
     Occupancy expense                          18.7                   20.3                     20.9
     Misc. operating expenses                   18.8                   22.1                     22.7
                                                ----                   ----                     ----
   Total expenses                               83.3                  109.6                    128.9

Revenue less expenses:                         (16.0)                  (2.7)                    11.4
                                               =====                   =====                    ====

                             IN-THEATRE ADVERTISING

The following table summarizes operating revenue and expenses of UATC's In-Theatre Advertising segment for 1999, 1998 and 1997 (dollars in millions):

                                                                         %                                    %
                                                                     Increase                             Increase
                                               1999        1998     (Decrease)      1998       1997      (Decrease)
                                               ----        ----     ----------      ----       ----      ----------
Revenue:
   Other                                       8.4         4.4         90.9%         4.4         4.5        (2.2)%
Expenses:
   Other operating expenses:
     Misc. operating expenses                  0.7         0.3        133.3          0.3         0.4       (25.0)

        REVENUES AND EXPENSES FOR THE FISCAL YEAR ENDED DECEMBER 30, 1999
                  COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

ADVERTISING REVENUE: UATC sells advertising including rolling stock commercials, intermission slides, intermission music, lobby monitor advertising and entertainment, coupon distribution and customer sampling. Revenues are primarily contingent upon the success of the sales efforts, as well as upon the location of theatres and attendance at the theatres. In-Theatre Advertising revenue increased 90.9% during the fifty-two weeks ended December 30, 1999 as compared to the year ended December 30, 1998. This increase was primarily due to a change from the use of an outside sales agency to a small corporate sales staff that increased the number of advertising sales and the net rate received.

ADVERTISING EXPENSES: Expenses associated with In-Theatre Advertising include supplies, professional services, freight, projection repair and other miscellaneous expenses. These expenses have increased 133.3% during the fifty-two weeks ended December 30, 1999 as compared with the year ended December 31, 1998. Expenses have increased in conjunction with the substantial increases in advertising revenue and the in-house natures of its sales effort. The most significant increases were in the areas of supplies, professional fees and projection repair costs.


           REVENUES AND EXPENSES FOR THE YEAR ENDED DECEMBER 31, 1998
                  COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

ADVERTISING REVENUE: In-Theatre Advertising revenue decreased 2.2% during the year ended December 31, 1998 as compared to the year ended December 31, 1997. This decrease related to the poor performance of the outside sales agency that was primarily responsible for managing sales. The contract with the outside agency was cancelled and, as mentioned above, a small corporate staff was hired to sell and coordinate the advertising.

ADVERTISING EXPENSES: Expenses associated with In-Theatre Advertising decreased 25.0% during the year ended December 31, 1998 as compared with the year ended December 31, 1997. Expenses decreased primarily due to lower professional fees, freight and projection repair costs, partially offset by higher advertising and travel and entertainment costs.


                          SATELLITE THEATRE NETWORK-TM-

The following table summarizes operating revenue and expenses of UATC's Satellite Theatre Network-TM- segment for 1999, 1998 and 1997 (dollars in millions):

                                                                         %                                    %
                                                                     Increase                             Increase
                                               1999        1998     (Decrease)      1998       1997      (Decrease)
                                               ----        ----     ----------      ----       ----      ----------
Revenue:
   Other                                       6.2         5.9          5.1%         5.9         6.6       (10.6)%
Expenses:
   Other operating expenses:
     Misc. operating expenses                  4.5         4.6         (2.2)         4.6         4.9        (6.1)

        REVENUES AND EXPENSES FOR THE FISCAL YEAR ENDED DECEMBER 30, 1999
                  COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

STN REVENUE: The Satellite Theatre Network-TM- ("STN") rents theatre auditoriums for seminars, corporate training, business meetings, educational or communication uses, product and customer research and other entertainment uses. Theatre auditoriums are rented individually or on a networked basis. Revenues increased 5.1% for the fifty-two weeks ended December 30, 1999 as compared to the year ended December 31, 1998. The additional revenue was due primarily to an increase in refreshment sales and satellite seminar revenue.

STN EXPENSES: Expenses associated with the satellite Theatre Network-TM-decreased 2.2% for the fifty-two weeks ended December 30, 1999 as compared to the year ended December 31, 1998. Other operating costs decreased primarily related to a reduction in equipment rental due to projector technology improvements.


           REVENUES AND EXPENSES FOR THE YEAR ENDED DECEMBER 31, 1998
                  COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

STN REVENUE: STN revenues decreased 10.6% during the year ended December 31, 1998 as compared to the year ended December 31, 1997, due to a decrease in refreshment, satellite seminar and non-satellite revenues of 36.2%, 2.5% and 20.5%, respectively.

STN EXPENSES: Expenses associated with STN decreased 6.1% for the year ended December 31, 1998 as compared to the year ended December 31, 1997. This decrease related to lower refreshment costs and other variable costs due to the decrease in revenue, partially offset by higher personnel costs.


      OTHER EXPENSES FOR THE FISCAL YEARS ENDED DECEMBER 1999, 1998 AND 1997

GENERAL AND ADMINISTRATIVE EXPENSE
General and administrative expense consists primarily of costs associated with functions at UATC's corporate headquarters, two film booking and regional operating offices and 14 district theatre operations offices (generally located in theatres). Staff at the corporate headquarters include theatre administrative and operating personnel, In-Theatre Advertising and Satellite Theatre Network-TM- sales and marketing staff and other support functions. At the end of 1996, UATC initiated a corporate restructuring plan intended to provide a higher level of focus on UATC's domestic theatrical business at a lower annual cost. As a result of this corporate restructuring plan, which was substantially completed in January 1997, general and administrative expenses decreased $0.8 million in 1998 as compared to 1997. During 1999, Administrative expenses decreased $0.5 million primarily as a result of a reduction in personnel, travel and entertainment, utility and other miscellaneous corporate expenses, partially offset by a reduction in management fees from international theatre investments, which were sold at the end of 1998.

IMPAIRMENTS, LEASE EXIT COSTS AND OTHER

Provisions for impairments relates to non-cash charges for the differences between the historical book value of individual theatres (in some cases groups of theatres) and the undiscounted cash flow expected to be received from the operation or future sale of the individual theatre (or groups of theatres). UATC recorded non-cash provisions for asset impairments of $30.6 million, $28.4 million, and $21.9 million during fiscal 1999, 1998, and 1997, respectively.

During 1999, UATC continued to implement a strategy intended to identify and divest of under-performing and non-strategic theatres and properties. In December 1999, management formalized a plan to dispose of 55 operating theatres (371 screens) and exit leases covering 18 closed theatres. In addition to the efforts of UATC personnel, an outside consultant has been hired to facilitate negotiations with landlords. Lease exit costs for operating theatres of $17.9 million have been charged to operating income during 1999. In cases where theatres are closed, but the termination of the lease has not been finalized or negotiated, an accrual for lease exit costs and other ongoing expenses is estimated and charged to income. Amounts recorded for estimated termination costs of closed theatres were $4.6 million, $4.5 million and $8.5 million for 1999, 1998 and 1997, respectively.

Restructuring costs of $0.3 million and $0.8 million for termination costs related to corporate personnel were recorded during fiscal 1999 and 1997, respectively.

In December 1999, UATC received an invoice from its former insurance provider for approximately $2.9 million for previously unbilled insurance claims paid by the insurance provider during 1996 through 1999 on UATC's behalf. After verifying the validity of the additional invoice, UATC recorded a charge of approximately $2.9 million.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization expense includes the depreciation of theatre buildings and equipment, the amortization of theatre lease costs and certain non-compete agreements. Depreciation and amortization decreased $0.3 million for 1999 as compared to 1998, and $5.2 million for 1998 as compared to 1997. The 1999 decrease was primarily due to theatre closures and the effect of asset impairments during 1998 and 1999, partially offset by increased depreciation from new theatres opened at the end of 1998 and during 1999. The 1998 decreases were primarily due to theatre closures and lower amortization from non-compete agreements which were fully amortized during 1997 and changing the useful lives of certain assets during 1998, partially offset by increased depreciation on newly opened theatres. UATC recorded approximately $9.0 million amortization expense during 1997 on non-compete agreements and certain other assets acquired as part of the Acquisition which were fully amortized in May 1997.

OPERATING INCOME (LOSS) UATC incurred operating losses of $52.4 million, $4.4 million, and $1.5 million during 1999, 1998 and 1997, respectively. The decrease in operating income during 1999 was primarily due to lower revenue, a higher film rental percentage and increased occupancy expenses and increased non-cash charges related to provisions for impairment and accrued lease termination costs, partially offset by lower non-film related operating costs and general and administrative expenses. The decrease in operating income during 1998 was primarily due to reduced revenue, partially offset by reduced general and administrative expenses and depreciation and amortization.

INTEREST, NET
Interest, net increased $4.4 million in 1999 as compared to 1998. This increase was due primarily to a higher average debt balance and to an increase in the interest rate on the Bank Credit Facility. Interest, net decreased $6.4 million in 1998 as compared to 1997. The 1998 decrease was primarily due to lower average debt balances as a result of the 1998 refinancing of UATC's senior secured notes with senior subordinated notes issued by the Parent. UATC capitalized $0.8 million and $1.5 million of interest during 1999 and 1998, respectively, to various construction projects.

GAIN ON DISPOSITION OF ASSETS, NET
During 1999, UATC sold certain theatres for which cash proceeds of $9.8 million were received and $4.2 million of gains were recognized. In 1998, UATC sold the majority of its remaining international theatrical exhibition assets for $3.0 million of cash, $0.5 million of stock of the acquiring company and a $3.0 million note. In addition, UATC sold certain other operating theatres and non-operating real estate for which net cash proceeds of $7.0 million were received. In conjunction with these sales, UATC recognized $0.2 million of gains. During April 1997, UATC sold its 50% interest in a Hong Kong theatre company to its partner for approximately $17.5 million and during September 1997, UATC sold its theatre investments in Mexico and the majority of its theatre assets in Argentina for approximately $25.0 million. In addition, various non-strategic or underperforming operating theatres and real estate assets were sold for net cash proceeds of approximately $17.0 million. As a result of these 1997 sales UATC recognized $21.9 million of gains.

INCOME TAX EXPENSE
Income tax expense consists of current state and Federal income taxes of UATC's is less than 80%-owned consolidated subsidiaries. On February 10, 1998, the Parent filed a private letter ruling with the Internal Revenue Service (the "IRS") requesting an extension of time to file a Section 197 election. This election allows for the amortization of various intangible assets over 15 years. On June 8, 1998, the IRS granted the Parent's request and, on August 6, 1998, the Parent filed a Section 197 election along with its amended 1993 income tax return. As the Parent and UATC had previously been amortizing certain intangible assets acquired as part of the Acquisition over a five year period, the effect of the Section 197 election was to reduce the Parent's and UATC's net operating loss carryforward and increase the basis of certain intangible assets, which will be amortized, and provide for future tax deductions. The Section 197 election also enabled the Parent to conclude the IRS audit for the years ending December 31, 1992, 1993 and 1994. As a result of the audit the net operating loss was reduced further by various items which were reclassified as Section 197 assets. These items will be amortized and will provide the Parent and UATC with additional future deductions. As UATC had fully reserved the deferred tax asset associated with its net operating loss carryforward, there is no financial statement impact associated with the reduction in its net operating loss carryforward. At December 30, 1999, UATC has a net operating loss carryforward of approximately $235.2 million. The IRS for the years ended December 31, 1995, 1996 and 1997 is currently auditing the Parent's income tax returns. The outcome of this audit may reduce the amount of the Parent's and UATC's net operating loss carryforward and/or change the basis (and thus future tax depreciation) related to certain assets. The Parent and UATC believe that the result of the audit will not have a material adverse effect on their financial condition or results of operation.

DISCONTINUED OPERATIONS
During 1998, UATC established a plan to dispose of its entertainment center business operations. Operations in all of UATC's entertainment centers ceased during 1999. UATC wrote off the cost of the related assets of $3.4 million against a previously established reserve. UATC subsequently established an additional reserve of $2.4 million related to estimated costs necessary to terminate three remaining leases and settle remaining litigation related to the entertainment centers. At December 30, 1999, the balance in the discontinued operations reserve account is $2.4 million. This is the amount estimated to be necessary to terminate three remaining leases and to settle related litigation. The net loss from the discontinued operations was $13.8 million and $5.3 million for 1998 and 1997, respectively. Included in the net loss from discontinued operations was interest expense of $1.1 million and $1.2 million for 1998 and 1997, respectively. The anticipated loss from disposition was $5.7 million during 1998 which represents future losses. Additionally, the net loss from discontinued operations included non-cash provisions for asset impairments are $10.2 million and $1.0 million for 1998 and 1997 respectively.

EXTRAORDINARY ITEM
As a result of the repayment of UATC's existing bank credit facility (the "Former Bank Credit Facility") and senior secured notes (the "Senior Secured Notes") during 1998, UATC recognized an extraordinary loss on the early extinguishment of debt of $7.9 million, consisting of a $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.3 million of unamortized deferred loan costs.

NET LOSS AVAILABLE TO COMMON STOCKHOLDER
UATC incurred a net loss available to common stockholder of $92.3 million during 1999, as compared to net losses available to common stockholder of $74.0 million and $51.6 million for 1998 and 1997, respectively. The increase in loss from 1999 to 1998 relates to reduced operating income before non-cash reserved impairments increased interest costs and increases in non-cash provisions for asset impairment, partially offset by the dividends on preferred stock, the extraordinary loss on early extinguishment of debt and the loss from discontinued operations recorded during 1998. The increase in the 1998 net loss relates primarily to charges for the discontinuance of the entertainment center operations, the extraordinary expense for the early extinguishment of debt, and the gain on the disposition of assets during 1997. Excluding these unusual items, the net losses available to common stockholders for 1999, 1998 and 1997 would have been as follows (dollars in millions):

                                                                     1999             1998            1997
                                                                     ----             ----            ----
     Net loss available to common stockholder...........          $  (92.3)          (74.0)          (51.6)
     Impairment, lease exit costs and other.............              56.3            32.9            31.2
     Gain on disposition of assets......................              (4.2)           (0.2)          (21.9)
     Discontinued operations............................               2.4            19.5             5.3
     Loss on early extinguishment of debt...............                -              7.9               -
                                                                     -----           -----           -----
                                                                  $  (37.8)          (13.9)          (37.0)
                                                                     =====           =====           =====

                         LIQUIDITY AND CAPITAL RESOURCES

For the fifty-two weeks ended December 30, 1999, net cash provided by UATC's operating activities was $22.4 million. This net cash provided by operating activities, in addition to $29.2 million of cash provided by financing activities, was used to fund $43.5 million of capital expenditures and other investing activities. Cash balances available at December 30, 1999 were $8.1 million higher than those available at December 31, 1998. However, UATC has no availability under its credit facilities and is not in compliance with certain covenants of its Bank Credit Facility (see Note 9).

On April 15, 2000, an interest payment of $12.3 million is due from the Parent to the holders of the Senior Subordinated Notes. The Parent will not make that payment when due and will attempt to complete its negotiations with its senior secured lenders under the Bank Credit Facility to recapitalize United Artists during the 30-day Senior Subordinated Notes interest payment grace period and then the Parent will present that plan to the holders of the Senior Subordinated Notes for their consideration. There can be no assurance that the holders of the Senior Subordinated Notes will consent to the plan. At the end of the 30-day interest payment grace period under the Senior Subordinated Notes, assuming that both the lenders under the Bank Credit Facility and the holders of the Senior Subordinated Notes have not consented to a recapitalization plan, the holders of the Senior Subordinated Notes may then attempt to exercise any remedies available to them, including, without limitation, acceleration of the indebtedness. The senior secured lenders under the Bank Credit Facility have, however, notified the holders of the Senior Subordinated Notes of a default under the Bank Credit Facility and blocked payment of the Senior Subordinated Notes for up to 180 days. A financial and corporate reorganization of UATC is likely whether or not a consensual debt restructuring agreement can be reached with the lenders under the Bank Credit Facility and the holders of the Senior Subordinated Notes.

Substantially all of UATC's admissions and concession sales revenue is collected in cash. UATC benefits from the fact that film expenses (except for films that require advances) are usually paid 15 to 45 days after the admissions revenue is collected.

During April 1998, the Parent completed the offering of $225.0 million of its 9.75% senior subordinated notes due April 15, 2008, and the offering of $50.0 million of its floating rate senior subordinated notes due October 15, 2007 (collectively, the "Senior Subordinated Notes"). Simultaneously, the Parent entered into a $450.0 million bank credit facility (the "Bank Credit Facility") with a final maturity of April 21, 2005. The Bank Credit Facility is guaranteed by UATC.

The proceeds from the offerings of the Senior Subordinated Notes and a portion of the borrowings under the New Bank Credit Facility were used to:
- repay the outstanding borrowings of $272.5 million under UATC's Former Bank Credit Facility
- fund the redemption of the Parent's preferred stock (approximately $159.2 million)
- fund the redemption of UATC's $125.0 million Senior Secured Notes at 102.875% of par value plus accrued but unpaid interest of $0.8 million.
- retire and repay the Parent's 11.15% Prop I mortgage notes (approximately $45.7 million).

The net proceeds from the offerings of the Senior Subordinated Notes in excess of the redemption value of the Parent's preferred stock (approximately $108.1 million) was contributed to UATC as additional common equity by the Parent. Additionally, UATC's preferred stock (which was held by the Parent) was converted into additional common equity.

As a result of the repayment of the Former Bank Credit Facility and the redemption of the Senior Secured Notes, UATC recognized an extraordinary loss on the early extinguishment of debt during 1998 of $7.9 million, consisting of the $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.3 million of unamortized deferred loan costs.

In March 1999 and September 1999, the Parent finalized the second and third amendments to its Bank Credit Facility with its lenders, including a shortening of the maturity date for part of the credit facility, an increase in the LIBOR borrowing spread and additional loan security through mortgages on certain of UATC's and UAR's properties. As of December 30, 1999, the Parent is in default of certain covenants under its Bank Credit Facility.

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

During late 1997, several of UATC's competitors initiated expansion programs to aggressively build new stadium seating megaplexes in a effort to gain market share. As a result of this unprecedented increase in capital spending by other operators, several of UATC's older, smaller non-stadium theatres were adversely impacted. In response to this market condition, UATC has been aggressively seeking to defend its key market positions and dispose of those theatres that were unprofitable and could not compete effectively.

In 1999, as the capital spending by its competitors peaked, UATC continued to implement a strategy intended to identify and divest of under-performing and non-strategic theatres and properties. In December 1999, management formalized a plan to dispose of 55 operating theatres (371 screens) and exit leases covering 18 closed theatres. For the year ended December 30, 1999 these theatres generated $11.2 million of negative EBITDA (earnings before interest, taxes, depreciation and amortization plus other non-recurring or non-cash operating credits or changes). While there can be no assurance that such sales or lease termination efforts will be successful, or what the final cost will be, negotiations are ongoing with respect to several theatres and parcels of real estate. During 1999, UATC received $9.8 million of proceeds as a result of the early lease buyouts associated with 21 theatres (113 screens) and disbursed approximately $2.1 million in early lease termination payments relating to five theatres (38 screens). Additionally 11 theatres (61 screens) were closed, the leases on 10 theatres (35 screens) expired and one theatre (eight screens) was subleased to another theatre operator. The theatres that were closed were primarily smaller, older theatres that were under-performing or not part of UATC's long-term strategic plans.

In March 1999 and September 1999, the Parent finalized the second and third amendments to its Bank Credit Facility with its lenders, including a shortening of the maturity date for part of the Credit facility, an increase in the borrowing spread and additional loan security through mortgages on certain of the Parents properties. For the year ended December 30, 1999 the Parent is in default of certain covenants of its Bank Credit Facility.

In response to the increasing competitive environment and limited capital resources, UATC continued to focus its investment activities on defending its key market positions and significantly curtailed its capital spending to only the most strategically important projects. During 1999, UATC invested approximately $12.0 million on eight theatres (103 screens) which opened in 1998. Approximately $47.5 million was invested on projects which opened during 1999 and for recurring capital maintenance. These 1999 projects include:

- the development of two new theatres (25 screens) in the Philadelphia and Dallas markets,
- the development of one theatre (12 screens) on an existing drive-in site on Long Island,
- the renovations, expansions and addition of stadium seating to three existing theatres (36 screens),
-    the renovation of one theatre (two screens) in Forest Hills, NY

In addition, approximately $5.0 million was invested in one theatre (15 screens plus an IMAX) expected to open during the spring of 2000 in the Philadelphia market.

A significant portion of UATC's capital expenditures over the past several years has been funded by sale and leaseback transactions. Following is a summary of the various transactions:

   In December 1995, UATC and UAR entered into a sale and leaseback transaction (the "1995 Sale and Leaseback") whereby the land and buildings underlying 27 of their operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. In conjunction with the 1995 Sale and Leaseback, the buyer of the properties issued certain publicly traded pass-through certificates. The lease related to properties required UATC to enter into a Participation Agreement that requires UATC to comply with certain covenants including limitations on indebtedness and restricted payments.

   In November 1996, UATC entered into a sale and leaseback transaction whereby the building and land underlying three of its operating theatres and two theatres under development were sold for approximately $21.5 million and leased back from an unaffiliated third party.

   In December 1997, UATC entered into a sale and leaseback transaction whereby two theatres under development were sold to and leased back from an unaffiliated third party for approximately $18.1 million. Approximately
   $9.2 million of the sales proceeds were paid to UATC during 1999 for reimbursement of certain of the construction costs associated with the two theatres.

   During 1999, UATC and UAR entered into three separate sale and leaseback transactions on one existing theatre and two theatres built during 1999 aggregating approximately $19.1 million. Proceeds from a $5.4 million sale and leaseback transaction on the existing theatre were received by UAR during 1999. A $4.0 million transaction on a theatre that opened in September 1999 is still pending. The purchase and sale agreement for $9.7 million, relating to a theatre that opened in December 1999, lapsed because the ground leasor consent could not be obtained. UATC and the buyer of the building and the ground leasor are currently involved in litigation claiming that the landlord has unreasonably withheld consent.

At December 30, 1999, UATC had entered into construction or lease agreements for one new theatre (15 screens plus an IMAX). UATC estimates that this project will be opened in April and capital expenditures during 2000 will aggregate approximately $14.6 million. This is the only project for which UATC has executed a definitive lease and all significant lease contingencies have been satisfied. UATC expects additional capital expenditures for ongoing maintenance and with regard to the renovation, expansion or replacement of existing key locations as opportunities present themselves and capital resources are available. Because a significant portion of UATC's future capital spending plans relate to the renovation and/or expansion of existing key locations, the timing of such commitments and expenditures are much more flexible. Therefore, they can be matched to net cash provided by operating activities, asset sales and other sources of capital.

At December 30, 1999, UATC was party to interest rate collar agreements on $150.0 million of floating rate debt which provide for a LIBOR interest rate cap of 6% per annum and LIBOR interest rate floors of approximately 5 1/2%, expiring at August 2001. In February 2000, UATC reset the CAP agreements at a rate of 7.5% and received $1.4 million. The terms of the Bank Credit Facility require UATC to obtain interest rate hedges on a certain portion of its indebtedness thereunder. Amounts paid to the counterparties to the interest rate collar agreements are recorded as an increase to interest expense and amounts received from the counterparties to the interest rate collar agreements are recorded as a reduction of interest expense.

At December 30, 1999, UATC had approximately $437.7 million of indebtedness outstanding under its Bank Credit Facility and approximately $2.7 million of revolving loan commitments thereunder which had been used for the issuance of letters of credit. There is no credit available to UATC under the Bank Credit Facility.

The level of continued investing activities by UATC will be significantly curtailed by its current liquidity status. Investing activities are dependent on, among other factors, its on-going operating liquidity and other sources of liquidity. One measure commonly used in the theatrical industry to measure operating liquidity is referred to as "Interest Coverage." Interest Coverage is the ratio of Operating Cash Flow (defined as EBITDA earnings before interest, taxes, depreciation, and amortization - plus other non-recurring or non-cash operating credits or charges) to interest expense (excluding amortization of deferred loan costs). Following is a calculation of Operating Cash Flow and Interest Coverage for each of the last three years, including a reconciliation of Operating Income to Operating Cash Flow. Additionally, information from the statements of cash flow is presented for each of the last three years in the following table (dollars in millions):

                                                                     1999         1998          1997
                                                                     ----         ----          ----
   Operating loss from continuing operations................  $     (52.4)        (4.4)         (1.5)
   Depreciation and amortization............................         50.8         51.1          56.3
   Impairments, lease exit costs and other..................         56.3         32.9          31.2
   Non-cash rent............................................          4.8          4.0           3.7
                                                                    -----        -----         -----
     Operating Cash Flow....................................  $      59.5         83.6          89.7
                                                                     ====         ====          ====

   Interest Expense.........................................  $      39.2         31.2          35.7
                                                                     ====         ====          ====

   Interest Coverage Ratio..................................         1.52         2.68          2.51
                                                                     ====         ====          ====

Statements of Cash Flow Information:
  Net cash provided by operating activities.................  $      22.4         55.1          44.0
  Net cash used in investing activities.....................        (43.5)      (120.7)        (10.0)
  Net cash provided by (used in) financing activities.......         29.2         62.9         (33.0)
                                                                     ----         ----         ------
  Net cash flow.............................................  $       8.1         (2.7)          1.0
                                                                    =====        =====          ====

As shown above, UATC's Interest Coverage Ratio increased from 2.5 times for 1997 to 2.7 times for 1998 primarily due to reduced interest expense. The interest coverage ratio decreased to 1.5 times during 1999 primarily due to increased interest expense and reduced Operating Cash Flow.

Operating Cash Flow, set forth above, is one measure of value and borrowing capacity commonly used in the theatrical exhibition industry. It is not intended to be a substitute for Operating Cash Flow as defined in the Parent's debt agreements or for cash flows provided by operating activities, a measure of performance provided herein in accordance with generally accepted accounting principles, and should not be relied upon as such. The Operating Cash Flow as set forth above does not take into consideration certain costs of doing business, and as such, should not be considered in isolation to other measures of performance.

Another measure of liquidity is net cash provided by operating activities as set forth above. Net cash provided by operating activities was $22.4 million, $55.1 million, and $44.0 million for 1999, 1998, and 1997, respectively. This measurement sets forth the net cash from the operations provided by UATC's operations which was available for UATC's liquidity needs after taking into consideration certain additional costs of doing business which are not reflected in the Operating Cash Flow calculations discussed above.

UATC believes that unless a recapitalization plan is complete, the net cash provided by operations and proceeds from asset sales and sale-leaseback transactions may not be sufficient to fund its future cash requirements.

UATC expects that future cash requirements will principally be for interest and repayments of indebtedness, working capital requirements and capital expenditures. UATC's future operating performance and ability to service its indebtedness will be subject to the success of motion pictures which are released, future economic conditions, the sale of non-core assets and to financial, business and other factors, many of which are beyond UATC's control. Additionally, UATC's ability to incur additional indebtedness may be limited by covenants contained in the Participation Agreement relating to the 1995 Sale and Leaseback discussed above.

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


                                    YEAR 2000

UATC completed a review of its internal information systems for potential year 2000 transition problems. Areas addressed include:
- Computer based systems in UATC's theatres (point-of-sale ("POS") system, the projection and sound system, the energy management system and other ancillary systems),
- Computer based systems at UATC's administrative offices (financial information systems and telecommunications systems),
- Products and services provided by outside vendors (e.g., the motion picture companies and banks).

The change over into the year 2000 did not result in significant disruption of UATC's business operations nor did it have a material adverse effect on UATC's liquidity or results of operations. UATC's cost associated with year 2000 upgrades and preventative measures was approximately $0.1 million.


                          NEW ACCOUNTING PRONOUNCEMENTS

During 1998, the Emerging Issues Task Force (EITF) released No. 97-10, "The Effect of Leasee Involvement in Asset Construction." Issue No. 97-10 is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased to the lessee when construction of the asset is completed. In certain construction projects, UATC is responsible for directly paying project costs that are in excess of an agreed upon amount to be paid for by the owner-lessor. Generally, these project costs paid by UATC include elements that are considered to be structural in nature as defined by Issue No. 97-10. As a result, UATC believes it would be considered the owner of these projects during construction. The consensus reached in Issue No. 97-10 applies to construction projects committed to after May 21, 1998 and also to those projects that were committed to on May 21, 1998 if construction does not commence by December 31, 1999. Unless UATC changes the manner in which it contracts for the construction of theatres, UATC believes that Issue No. 97-10 will require certain theatre leases entered into in the future to be recorded as lease financing obligations. UATC believes that none of its current construction commitments will need to be accounted for in accordance with Issue No. 97-10.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities."

SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and earlier application is encouraged. UATC has not yet quantified the impact, if any, of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

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

                                                                                                              FAIR
                              2000      2001      2002     2003      2004      THEREAFTER       TOTAL         VALUE
                              ----      ----      ----     ----      ----      ----------       -----         -----
Total Indebtedness
  Fixed Rate                  $3.2       1.5       0.4      0.4       0.4          3.0            8.9           8.9
  Avg. Interest Rate          9.4%       9.2       7.8      7.8       7.8          7.8

  Floating Rate               $3.5      10.4      30.7     46.3      58.8        288.0          437.7         284.5
  Avg. Interest Rate           (1)       (1)       (1)      (1)       (1)          (1)            (1)

Interest Rate Collars
  (notional amount)            $ -     150.0         -        -         -            -          150.0           0.7
Avg. Interest Rate
  Interest Rate Cap            (2)       (2)       (2)      (2)       (2)          (2)            (2)
  Interest Rate Floor          (3)       (3)       (3)      (3)       (3)          (3)            (3)

(1)  The weighted average floating interest rate at December 31, 1999 was 10.4%.
(2)  The average interest rate cap was 6.0% through August 2001. During
     February 2000, this interest collar was sold for $1.4 million and replaced with a 7.5% cap which expires at December 2000.
(3) The average interest rate floor was 5.5% through August 2001. During February this interest collar was sold.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of UATC are filed under this item beginning on page 31.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO UNITED ARTISTS THEATRE CIRCUIT, INC.:

We have audited the accompanying consolidated balance sheets of United Artists Theatre Circuit, Inc. and subsidiaries ("UATC") as of December 30, 1999 and December 31, 1998, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flow for the fiscal year ended December 30, 1999 and December 31, 1998 and 1997. These consolidated financial statements are the responsibility of UATC's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Artists Theatre Circuit, Inc. and subsidiaries as of December 30, 1999 and December 31, 1998 and the results of their operations and their cash flow for the fiscal year ended December 30, 1999 and December 31, 1998 and 1997 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that UATC will continue as a going concern. As discussed in Note 2 to the financial statements, UATC has suffered recurring losses from operations and may not generate sufficient liquidity to meet its financial obligations as they become due, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should UATC be unable to continue as a going concern.

                                        ARTHUR ANDERSEN LLP

Denver, Colorado
April 13, 2000

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                              (Amounts in Millions)

                                     ASSETS                                      December 30,    December 31,
                                                                                 -----------     -----------
                                                                                     1999            1998
                                                                                     ----            ----
Current assets:
  Cash and cash equivalents.....................................................   $  16.0             7.9
  Receivables, net:
    Notes.......................................................................       1.2             1.8
    Other.......................................................................       5.4            17.6
                                                                                   -------         -------
                                                                                       6.6            19.4

  Prepaid expenses and concession inventory.....................................      16.4            15.0
  Other assets..................................................................       2.3             0.6
                                                                                   -------         -------
    Total current assets........................................................      41.3            42.9

  Investments and related receivables...........................................       3.5             8.3
  Property and equipment, at cost (note 15):
    Land........................................................................      16.8            20.6
    Theatre buildings, equipment and other......................................     576.8           538.2
                                                                                   -------         -------
                                                                                     593.6           558.8
    Less accumulated depreciation and amortization (note 6).....................    (240.4)         (200.1)
                                                                                   -------         -------
                                                                                     353.2           358.7
  Intangible assets, net (note 15)..............................................      57.8            81.3
  Assets held for sale - discontinued operations (note 16)......................       -               3.1
  Other assets, net (note 4)....................................................      78.5            73.9
                                                                                   -------         -------
                                                                                   $ 534.3           568.2
                                                                                   =======         =======
                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
  Accounts Payable:
    Film rentals................................................................   $  36.4            28.7
    Other.......................................................................      42.1            65.0
                                                                                   -------         -------
                                                                                      78.5            93.7
  Accrued liabilities:
    Salaries and wages..........................................................       5.5             6.1
    Interest....................................................................       4.7             2.3
    Other.......................................................................      45.8            26.3
                                                                                      ----            ----
                                                                                      56.0            34.7
  Current portion of long-term debt (notes 4 and 9).............................     442.0             6.2
                                                                                    ------          ------
    Total current liabilities...................................................     476.5           134.6

Other liabilities...............................................................      40.8            33.5
Debt (notes 4 and 9)............................................................       4.6           370.3
Liabilities related to discontinued operations (note 16)........................       2.4             4.9
                                                                                   -------         -------
    Total liabilities...........................................................     624.3           543.3

Minority interests in equity of consolidated subsidiaries.......................       5.8             5.6

Stockholder's equity (deficit) (note 4):
  Common stock (note 12)........................................................       -               -
  Additional paid-in capital....................................................     291.2           318.0
  Accumulated deficit...........................................................    (387.6)         (295.3)
  Unrealized holding gain.......................................................       1.6             -
  Intercompany account .........................................................      (1.0)           (3.4)
                                                                                   -------         -------
    Total stockholder's equity (deficit)........................................     (95.8)           19.3
                                                                                   -------         -------
                                                                                   $ 534.3           568.2
                                                                                   =======         =======

          See accompanying notes to consolidated financial statements.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                              (Amounts in Millions)

                                                                               Fiscal Years Ended
                                                                               ------------------
                                                                    December 30,  December 31,  December 31,
                                                                    -----------   -----------   -----------
                                                                        1999          1998          1997
                                                                        ----          ----          ----
Revenue:
    Admissions.....................................................   $ 433.1         454.4         473.9
    Concession sales...............................................     174.4         188.5         189.6
    Other..........................................................      23.3          18.8          19.6
                                                                      -------       -------       -------
                                                                        630.8         661.7         683.1
                                                                      -------       -------       -------

Costs and expenses:
    Film rental and advertising expenses...........................     244.0         248.5         262.5
    Direct concession costs........................................      22.7          28.0          30.2
    Other operating expenses ......................................     266.9         260.1         257.7
    Sale and leaseback rentals (note 5)............................      17.7          15.1          13.4
    Affiliate lease rentals (note 13)..............................       2.4           7.5           9.6
    General and administrative (note 13)...........................      22.4          22.9          23.7
    Depreciation and amortization (note 7).........................      50.8          51.1          56.3
    Impairment lease exit costs and other (note 15)................      56.3          32.9          31.2
                                                                      -------       -------       -------
                                                                        683.2         666.1         683.8
                                                                      -------       -------       -------
       Operating loss from continuing operations...................     (52.4)         (4.4)         (1.5)

Other income (expense): Interest, net (notes 4, 9 and 13):
       Interest expense............................................     (39.2)        (31.2)        (35.7)
       Amortization of deferred loan costs.........................      (1.2)         (1.1)         (2.1)
       Interest income.............................................       6.5           2.8           1.9
                                                                      -------       -------       -------
                                                                        (33.9)        (29.5)        (35.9)
    Gain on disposition of assets, net (note 17)...................       4.2           0.2          21.9
    Share of  losses of affiliates, net............................       -            (0.3)         (1.6)
    Minority interests in earnings of consolidated subsidiaries....      (1.0)         (1.3)         (1.3)
    Other, net.....................................................      (5.9)         (1.7)         (2.6)
                                                                      -------       -------       -------
                                                                        (36.6)        (32.6)        (19.5)
                                                                      -------       -------       -------
    Loss from continuing operations before income tax
      expenses, discontinued operations and extraordinary item.....     (89.0)        (37.0)        (21.0)
Income tax expense (note 18).......................................      (0.9)        ( 0.6)         (1.5)
                                                                      -------       -------       -------
    Loss from continuing operations................................     (89.9)        (37.6)        (22.5)
Discontinued operations (note 16)..................................      (2.4)        (19.5)         (5.3)
                                                                      -------       -------       -------
    Loss before extraordinary item.................................     (92.3)        (57.1)        (27.8)
Extraordinary item - loss on early extinguishment of debt (note 4).       -            (7.9)          -
                                                                      -------       -------       -------
    Net loss.......................................................     (92.3)        (65.0)        (27.8)
Dividend on preferred stock (note 11)..............................       -            (9.0)        (23.8)
                                                                      -------       -------       -------
    Net loss available to common stockholder.......................   $ (92.3)        (74.0)        (51.6)
                                                                      =======       =======       =======

           See accompanying notes to consolidated financial statements

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

            Consolidated Statements of Stockholder's Equity (Deficit)
                              (Amounts in Millions)



                                                        Preferred     Common        Additional       Accumulated
                                                          stock        stock     paid-in capital       deficit
                                                          -----        -----     ---------------       -------
Balance at December 31, 1996 .........................  $  170.1         -             52.8            (202.5)
  Accretion of dividends on preferred stock ..........      23.8         -            (23.8)              -
  Net change in intercompany account .................       -           -              -                 -
  Foreign currency translation adjustment ............       -           -              -                 -
  Net loss ...........................................       -           -              -               (27.8)
                                                        --------      ------          -----            ------
Balance at December 31, 1997 .........................     193.9         -             29.0            (230.3)
  Accretion of dividends on preferred stock ..........       9.0         -             (9.0)              -
  Dividend to parent .................................       -           -            (13.0)              -
  Equity contribution ................................       -           -            108.1               -
  Conversion of preferred stock ......................    (202.9)        -            202.9               -
  Net change in intercompany account .................       -           -              -                 -
  Foreign currency translation adjustment ............       -           -              -                 -
  Net loss ...........................................       -           -              -               (65.0)
                                                        --------      ------          -----            ------
Balance at December 31, 1998 .........................       -           -            318.0            (295.3)
  Dividend to parent .................................       -           -            (26.8)              -
  Net change in intercompany account .................       -           -              -                 -
  Unrealized holding gain ............................       -           -              -                 -
  Net loss ...........................................       -           -              -               (92.3)
                                                        --------      ------          -----            ------
Balance at December 30, 1999 .........................  $    -           -            291.2            (387.6)
                                                        ========      ======          =====            ======

                                                                         Cumulative
                                                        Unrealized    foreign currency                         Total
                                                          holding       translation       Intercompany     stockholder's
                                                           gain          adjustment          account      equity (deficit)
                                                           ----          ----------          -------      ----------------
Balance at December 31, 1996 .........................       -             (0.5)               0.6             20.5
  Accretion of dividends on preferred stock ..........       -              -                  -                  -
  Net change in intercompany account .................       -              -                 (2.0)            (2.0)
  Foreign currency translation adjustment ............       -              0.1                -                0.1
  Net loss ...........................................       -              -                  -              (27.8)
                                                            ----          -----               ----            -----
Balance at December 31, 1997 .........................       -             (0.4)              (1.4)            (9.2)
  Accretion of dividends on preferred stock ..........       -              -                  -                  -
  Dividend to parent .................................       -              -                  -              (13.0)
  Equity contribution ................................       -              -                  -              108.1
  Conversion of preferred stock ......................       -              -                  -                  -
  Net change in intercompany account .................       -              -                 (2.0)            (2.0)
  Foreign currency translation adjustment ............       -              -                  -                0.4
  Net loss ...........................................       -              -                  -              (65.0)
                                                            ----          -----               ----            -----
Balance at December 31, 1998 .........................       -              -                 (3.4)            19.3
  Dividend to parent .................................       -              -                  -              (26.8)
  Net change in intercompany account .................       -              -                  2.4              2.4
  Unrealized holding gain ............................       1.6            -                  -                1.6
  Net loss ...........................................       -              -                  -              (92.3)
                                                            ----          -----               ----            -----
Balance at December 30, 1999 .........................       1.6            -                 (1.0)           (95.8)
                                                            ====          =====               ====            =====

   See accompanying notes to consolidated financial statements.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flow
                              (Amounts in Millions)

                                                                                        Fiscal Years Ended
                                                                                        ------------------
                                                                             December 30,  December 31,   December 31,
                                                                             -----------   -----------    -----------
                                                                                 1999          1998          1997
                                                                                 ----          ----          ----
Net cash provided by operating activities..................................      $ 22.4          55.1          44.0
                                                                                 ------        ------        ------

Cash flow from investing activities:
   Capital expenditures....................................................       (62.0)       (115.4)        (65.8)
   Change in receivable from sale and leaseback escrow.....................         5.2         (11.0)        (12.8)
   Proceeds from sale and leaseback transaction and escrow.................         -             2.7          23.2
   Proceeds from disposition of assets, net................................         9.8           7.0          59.5
   Change in investments and receivables from theatre joint ventures, net..         2.4           2.7         (18.3)
   Other, net..............................................................         1.1          (6.7)          4.2
                                                                                 ------        ------        ------
    Net cash used in investing activities..................................       (43.5)       (120.7)        (10.0)
                                                                                 ------        ------        ------

Cash flow from financing activities:
   Equity contribution by Parent...........................................         -           108.1           -
   Dividend to Parent......................................................       (26.8)        (13.0)          -
   Debt borrowings.........................................................       144.0         630.6         150.9
   Debt repayments.........................................................       (73.9)       (500.1)       (179.2)
   Repurchase of senior secured notes......................................         -          (128.6)          -
   Increase (decrease) in intercompany account.............................         2.4          (2.0)         (2.0)
   Increase (decrease) in cash overdraft...................................        (9.8)         10.5          (2.8)
   (Increase) decrease in related party receivables........................        (1.7)        (41.5)          0.4
   Other, net..............................................................        (5.0)         (1.1)         (0.3)
                                                                                 ------        ------        ------
    Net cash provided by (used in) financing activities....................        29.2          62.9         (33.0)
                                                                                 ------        ------        ------

    Net increase (decrease) in cash and cash equivalents...................         8.1          (2.7)          1.0

Cash and cash equivalents:
   Beginning of period.....................................................         7.9          10.6           9.6
                                                                                 ------        ------        ------
   End of period ..........................................................      $ 16.0           7.9          10.6
                                                                                 ======        ======        ======

Reconciliation of net loss to net cash provided by operating activities:
   Net loss................................................................      $(92.3)        (65.0)        (27.8)
   Non-cash expense associated with discontinued operations................         0.8          16.0           2.7
   Extraordinary item......................................................         -             7.9           -
   Effect of leases with escalating minimum annual rentals.................         4.8           4.0           3.7
   Depreciation and amortization...........................................        50.8          51.1          56.3
   Provision for impairment................................................        30.6          28.4          21.9
   Reserve for lease termination costs.....................................        19.0           4.5           8.5
   Gain on disposition of assets, net......................................        (4.2)         (0.2)        (21.9)
   Share of losses of affiliates, net......................................         -             0.3           1.6
   Minority interests in earnings of consolidated subsidiaries.............         1.0           1.3           1.3
   Early lease termination payments........................................        (2.1)         (1.1)         (4.7)
   Change in assets and liabilities:
    Receivables............................................................        (0.2)          5.1           2.3
    Prepaid expenses and concession inventory..............................        (1.4)          2.5          (3.0)
    Other assets...........................................................        (4.4)         (0.5)          1.6
    Accounts payable.......................................................         5.6           7.6           3.2
    Accrued and other liabilities..........................................         5.6          (6.8)         (1.7)
                                                                                 ------        ------        ------
Net cash provided by operating activities..................................      $ 22.4          55.1          44.0
                                                                                 ======        ======        ======

          See accompanying notes to consolidated financial statements.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 1999, 1998, AND 1997



(1)  ORGANIZATION

     On May 12, 1992, United Artists Theatre Circuit, Inc. and substantially all of its then existing subsidiaries ("UATC") were acquired (the "Acquisition") by United Artists Theatre Company (the "Parent") from an indirect subsidiary of Tele-Communications, Inc. ("TCI"). The Parent is owned by an investment fund managed by Merrill Lynch Appreciation
     Fund II ("ML Fund II") and certain institutional investors (collectively the "Non-Management Investors"), and certain members of UATC's management.

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

(2)  GOING CONCERN

     The accompanying financial statements have been prepared assuming UATC will continue as a going concern. UATC has incurred recurring losses from operations and has an accumulated deficit of $387.6 as of December 30, 1999. As more fully discussed in Note 9, the Parent a secured credit facility which provides for term loans and a revolving loan (the "Bank Credit Facility"), which aggregated $437.7 million as of December 30, 1999 (see Notes 4 and 9). The Parent was in default under certain covenants of the Bank Credit Facility as of December 30, 1999. The New Bank Credit Facility is guaranteed, on a joint and several basis, by UATC and by certain of the Parent's other subsidiaries. Under terms of the Bank Credit Facility the lenders may exercise such remedies as are permitted by the credit agreement, including, without limitation, acceleration of the $437.7 million outstanding principal balance.

     On April 15, 2000, an interest payment of $12.3 million is due from the Parent to the holders of the Senior Subordinated Notes. The Parent will not make that payment when due and will attempt to complete its negotiations with its senior secured lenders under the Bank Credit
     Facility to recapitalize United Artists during the 30-day Senior Subordinated Notes interest payment grace period and then the Parent will present that plan to the holders of the Senior Subordinated Notes for their consideration. There can be no assurance that the holders of the Senior Subordinated Notes will consent to the plan. At the end of the 30-day interest payment grace period under the Senior Subordinated Notes, assuming that both the lenders under the Bank Credit Facility and the holders of the Senior Subordinated Notes have not consented to a recapitalization plan, the holders of the Senior Subordinated Notes may then exercise any remedies available to them, including, without limitation, acceleration of the indebtedness. The senior secured lenders under the Bank Credit Facility have, however, notified the holders of the Senior Subordinated Notes of a default under the Bank Credit
     Facility and blocked payment of the Senior Subordinated Notes for up to 180 days. A financial and corporate reorganization of UATC is likely whether or not a consensual debt restructuring agreement can be reached with the lenders under the Bank Credit Facility and the holders of the Senior Subordinated Notes.

     A financial advisor has been retained to advise the Parent in development of a debt/equity recapitalization plan. The advisor will assist in the presentation of that plan to the Parent's lenders and bondholders, and be available for consultation.

(3)  CHANGE IN REPORTING PERIOD

     During 1999, UATC changed its reporting period from the traditional calendar quarter and year presentation ending on March 31, June 30, September 30 and December 31 to a presentation ending on the Thursday closest to the calendar quarter or year end. This change was made to more accurately reflect UATC's natural business cycle. The periods presented in these financial statements are for the 52 weeks ended December 30, 1999 and the twelve months ended December 31, 1998 and 1997.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(4)  RECAPITALIZATION

     On April 21, 1998, the Parent completed the offering of $225.0 million of its 9.75% senior subordinated notes due April 15, 2008 and the offering of $50.0 million of its floating rate senior subordinated notes due October 15, 2007 (collectively, the "Senior Subordinated Notes"). Simultaneously, UATC entered into a $450.0 million bank credit facility (the "Bank
     Credit Facility") with a final maturity of April 21, 2005.

     The proceeds from the offerings of the Senior Subordinated Notes and a portion of the borrowings under the Bank Credit Facility were used to:

     - repay the outstanding borrowings under UATC's existing bank credit facility (the "Former Bank Credit Facility") (approximately $272.5 million),
     - fund the redemption of the Parent's preferred stock (approximately $159.2 million)
     - fund the redemption of UATC's $125.0 million senior secured notes (the "Senior Secured Notes") at 102.875% of par value plus accrued, but unpaid interest of $0.8 million,
     - retire and repay the Parent's 11.15% Prop I mortgage notes (approximately $45.7 million).

     The net proceeds from the offering of the Senior Subordinated Notes in excess of the redemption value of the Parent's preferred stock (approximately $108.1 million) was contributed to UATC as additional common equity by the Parent. Additionally, UATC's preferred stock (which was held by the Parent) was converted into additional common equity.

     As a result of the repayment of the Former Bank Credit Facility and redemption of the Senior Secured Notes, UATC recognized an extraordinary loss on the early extinguishment of debt during 1998. The extraordinary loss was approximately $7.9 million, consisting of the $3.6 million prepayment premium on the Senior Secured Notes and approximately $4.3 million of unamortized deferred loan costs.

(5)  SALE AND LEASEBACK TRANSACTIONS

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

     In November 1996, UATC entered into a sale and leaseback transaction whereby the buildings and land underlying three of its operating theatres and two theatres under development were sold for $21.5 million and leased back from an affiliated third party. The lease has a term of 20 years and nine months with options to extend for an additional 10 years. In December 1997, UATC entered into a sale and leaseback transaction whereby two theatres under development were sold to and leased back from an unaffiliated third party for approximately $18.1 million. Approximately $9.2 million of the sales proceeds were paid to reimburse UATC as reimbursement for certain construction costs associated with the two theatres. The lease has a term of 22 years with options to extend for an additional 10 years.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(5)  SALE AND LEASEBACK TRANSACTIONS, CONTINUED

     During 1999, UATC and UAR entered into three separate sale and leaseback transactions on one existing theatre and two theatres under construction aggregating approximately $19.1 million. The proceeds from a $5.4 million sale and leaseback transaction on the existing theatre were received by UAR during 1999. A $4.0 million transaction on a theatre that opened in September 1999 is still pending. The purchase and sale agreement for $9.7 million relating to a theatre that opened in December 1999, lapsed because the ground lessor's consent could not be obtained. UATC and the buyer of the building and the ground leasor are currently involved in litigation claiming that the landlord has unreasonably withheld consent.


(6)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     (e)  PROPERTY AND EQUIPMENT
          Property and equipment are stated at cost, including acquisition costs allocated to tangible assets acquired. Construction costs, including applicable direct overhead and interest, are capitalized. UATC capitalized $0.8 million and $1.5 million of interest related to its various construction projects during the fiscal years ended
          December 30, 1999 and December 31, 1998. Repairs and maintenance are charged to operations.

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

     (f)  INTANGIBLE ASSETS
          Intangible assets consist of theatre lease acquisition costs. Amortization of theatre lease acquisition costs is calculated on a straight-line basis over the terms of the underlying leases including certain renewal periods (weighted average life of approximately 17 years).

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(6)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

          Intangible assets and related accumulated amortization as of the fiscal year end 1999 and 1998 are summarized as follows (amounts in millions):

                                                                               1999            1998
                                                                               ----            ----
          Theatre lease acquisition costs.............................     $   143.0           145.5
          Accumulated amortization....................................         (85.2)          (64.2)
                                                                               -----           -----
                                                                           $    57.8            81.3
                                                                                ====            ====

     (g)  OTHER ASSETS
          Other assets primarily consist of deferred loan costs, long term receivables and other assets. Amortization of the deferred loan costs is calculated on a straight-line basis over the terms of the underlying loan agreements (average life of approximately seven years) and is included as a component of interest expense. Other assets and related accumulated amortization as of the fiscal year end 1999 and 1998 are summarized as follows (amounts in millions):

                                                                               1999            1998
                                                                               ----            ----
          Deferred loan costs.........................................     $    11.9            7.0
          Long term receivable from UAR...............................          60.9           60.1
          Other long term receivables.................................           2.7            7.0
          Prepaid rent................................................           4.0            -
          Other.......................................................           0.8            0.4
                                                                                ----           ----
                                                                                80.3           74.5
          Accumulated amortization....................................          (1.8)          (0.6)
                                                                                ----           ----
                                                                            $   78.5           73.9
                                                                                ====           ====

     (h)  OPERATING COSTS AND EXPENSES
          Film rental and advertising expenses include film rental and co-op and directory advertising costs. Film advertising costs are expensed as incurred. Direct concession costs include direct concession product costs and concession promotional expenses. Concession promotional expenses are expensed as incurred. Other operating expenses include joint facility costs such as employee costs, theatre rental and utilities, which are common to both ticket sales and concession operations. As such, other operating expenses are reported as a combined amount as the allocation of such costs to exhibition and concession activities would be arbitrary and as the allocation of such costs to exhibition and concession activities would be arbitrary and as the allocation of such costs to exhibition and concession activities would be arbitrary and not meaningful. Rental expense for operating leases which provide for escalating minimum annual rentals during the term of the lease are accounted for on a straight-line basis over the terms of the underlying leases.

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

     (j)  RECLASSIFICATION
          Certain prior year amounts have been reclassified for comparability with the 1999 presentation.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(7)  CHANGE IN ESTIMATED USEFUL LIVES

     During 1998, UATC revised the estimated useful lives of certain equipment and leasehold improvements to more closely reflect the actual lives of these assets. The effect of this change in estimated useful lives was to decrease depreciation and amortization expense for the year ended December 31, 1998 by approximately $2.9 million.

(8)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash payments for interest for the fiscal years ended December 1999, 1998, and 1997 were $37.2 million, $35.3 million, and $36.3 million, respectively.

     Cash payments by certain less than 80% owned entities for income taxes for the fiscal years ended December 1999, 1998, and 1997 were $___million, $1.8 million, and $1.4 million, respectively.

     UATC accrued $9.0 million and $23.8 million of dividends during the years ended December 31, 1998 and 1997, respectively, on its preferred stock (see note 11).

     During 1998 and 1997, UATC incurred $0.7 million and $1.1 million, respectively, of capital lease obligations relating to new equipment.

(9)  DEBT

     Debt is summarized as follows (amount in millions):

     In March 1999 and September 1999, the Parent finalized the second and third amendments to its Bank Credit Facility with its lender LIBOR, including an advancement of the maturity date for part of the agreement, an increase in the borrowing spread and additional loan security through mortgages on certain of UATC and UAR's properties. For the year ended December 30, 1999, the Parent is in default of certain covenants of its Bank Credit Facility. In addition the Parent will not make the interest payments of approximately $12.3 million due on its Senior Subordinated Notes on April 15, 2000. If the required interest payments are not made, and after the expiration of any applicable grace period, United Artist will be in default of its obligations to the holders of the Senior Subordinated Notes. As a result of the existing default under the Bank Credit Facility and the pending default under the Senior Subordinated Notes (and certain cross-default provisions in United Artists other debt), UATC has classified all of its debt outstanding at December 30, 1999, as current.

                                                    December 30, 1999      December 31, 1998
                                                    -----------------      -----------------
          Bank Credit Facility (a)................       $ 437.7                 365.3
          Other (b)...............................           8.9                  11.2
                                                         -------                 -----
                                                           446.6                 376.5
          Less current position...................        (442.0)                 (6.2)
                                                         -------                 -----
                                                         $   4.6                 370.3
                                                         =======                 =====

     (a)  The Bank Credit Facility provides for term loans aggregating
          $350.0 million (the "Term Loans") and a reducing revolving loan and standby letters of credit aggregating $100.0 million (the "Revolving Facility"). The Term Loans consist of the following (i) a $70.0 million term loan (the "Tranche A Term Loan"); (ii) a $118.0 million delayed draw term loan (the "Tranche B Term Loan"); and (iii) a $162.0 million term loan (the "Tranche C Term Loan"). All of the term loans were fully funded at December 31, 1998.

          As of December 30, 1999 $7 million was outstanding under the Revolving Facility and UATC had utilized the unused commitment of $2.7 million to issue letters of credit. Commitments available for borrowing under the Revolving Facility reduce semi-annually commencing January 3, 2002 through April 21, 2005. The aggregate loan balance at December 30, 1999 is $437.7 million. The Tranche A Term Loan requires semi-annual principal payments commencing December 31, 1998 through June 28, 2001 of 1/2% of the December 31, 1998 outstanding balance and then in escalating semi-annual payments through April 21, 2005. The Tranche B and Tranche C Term Loans require semi-annual principal payments commencing December 31, 1998 through December 30, 2004 of 1/2% of the December 31, 1998 outstanding balance and a final payment of 93 1/2% of the December 31, 1998 outstanding balance on April 21, 2005.

          Borrowings under the Bank Credit Facility provide for interest to be accrued at varying rates depending on the ratio of indebtedness to annualized operating cash flow, as defined. Interest is payable at varying dates depending on the type of rate selected by the Parent, but no less frequently than once each 90 days. The weighted average interest rate at December 30, 1999 was 10.4%.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(9)  DEBT, CONTINUED

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

     (b) Other debt at December 30, 1999, consists of various term loans, mortgage notes, capital leases and other borrowings. This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through March 1, 2006.

     At December 30, 1999, UATC was party to interest rate collar agreements on $150.0 million of floating rate debt which provide for a LIBOR interest rate cap of 6% and LIBOR interest rate floors of approximately 5 1/2% expiring August 2001. In February 2000, UATC sold the existing collar for $1.4 million and reset the CAP agreement at a rate of 7.5%. UATC is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements. As UATC has historically received payments relating to its various interest hedge agreements, it does not anticipate such non-performance in the future. Amounts paid to the counterparties to the interest collar agreements are recorded as an increase to interest expense and amounts received from the counterparties to the interest rate collar agreements are recorded as a reduction of interest expense.

     At December 30, 1999, the Parent had approximately $2.7 million of Revolving Facility commitments, all of which has been used for the issuance of letters of credit. The Parent pays commitment fees of 5/8% per annum on the average unused commitments.

     The primary source of principal and interest payments related to the Bank Credit Facility and the Senior Subordinate Notes will come from payments by UATC to the Parent. The amount of payments by UATC to the Parent may be limited from time to time by covenants included in the Participation Agreement relating to the 1995 Sale and Leaseback. See Note
     (5), Sale and Leaseback Transactions.

     Annual maturities of debt for each of the next five years and thereafter are summarized as follows (amounts in millions):

                    2000.................................... $    6.7
                    2001....................................     12.0
                    2002....................................     31.1
                    2003....................................     46.7
                    2004....................................     59.2
                    Thereafter..............................    290.9
                                                              -------
                                                             $  446.6
                                                              =======

(10) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     CASH AND CASH EQUIVALENTS
     The carrying amount of cash and cash equivalents approximates fair value because of its short maturity.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(10) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

     FINANCIAL INSTRUMENTS
     The carrying amount and estimated fair value of UATC's financial instruments at December 30, 1999 are summarized as follows (amounts in millions):

                                                           Carrying         Estimated
                                                            Amount          Fair Value
                                                           --------         ----------
     Bank Credit Facility and Other Debt.................. $  446.6            293.4
                                                              =====           ======
     Interest Rate Collar Agreements...................... $      -              0.7
                                                              =====           ======

     New Bank Credit Facility and Other Debt: The fair value of UATC's borrowings under the New Bank Credit Facility and other debt is estimated based upon dealer quotes at December 30, 1999.

     Interest Rate Collar Agreements: The fair value of UATC's interest rate collar agreements is estimated based upon dealer quotes for similar agreements at December 30, 1999.

(11) PREFERRED STOCK

     As part of the recapitalization discussed in Note (4), Recapitalization, the UATC preferred stock (which was held by the Parent) was converted into additional common equity. At the May 1, 1998 conversion date, the carrying amount was approximately $202.9 million. Dividends on the preferred stock had been accrued at a 14% per annum rate for all periods since issuance in 1992 rather than the stated rate of 8% through December 31, 1995, 9% through December 31, 1996 and 14% thereafter.

(12) COMMON STOCK

     UATC is authorized to issue 1,000 shares of its $1.00 par value common stock. At December 30, 1999 and December 31, 1998, UATC had 100 shares of common stock outstanding, all of which were held by the Parent.

     At December 30, 1999, the Parent had three stock-based compensation plans. UATC applies the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the Parent's stock option plans. No compensation cost has been recognized by UATC for any of the Parent's stock option plans. UATC's compensation expense would not have been materially different had UATC recorded compensation expense for these three stock option plans in accordance with SFAS No. 123, "Accounting for Stock Based Compensation."

(13) RELATED PARTY TRANSACTIONS

     UATC leases certain of its theatres from UAR and Prop I in accordance with two master leases. The master leases provide for basic monthly rentals and may require additional rentals, based on the revenue of the underlying theatre. The lease arrangements with Prop I were entered into in conjunction with the placement of mortgage debt financing in 1988. On November 1, 1998, the mortgage debt was repaid via a term loan borrowing under the Bank Credit Facility. UATC has reflected this additional borrowing as a receivable from an affiliate at December 30, 1999 and December 31, 1998.

     In order to fund the cost of additions and/or renovations to the theatres leased by UATC from UAR or Prop I, UATC has periodically made advances to UAR. Interest on these advances, as well the borrowings under the New Bank Credit Facility utilized to repay the Prop I mortgage debt, accrues at the prime rate and amounted to $4.8 million, $2.0 million, and $1.4 million for the years ended December 1999, 1998, and 1997 respectively.

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(13) RELATED PARTY TRANSACTIONS, CONTINUED

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

     In conjunction with the Acquisition, UATC entered into a management agreement with UAR. Such management agreement provides for a fee to be paid to UATC in return for certain accounting and management services. These fees are recorded as a reduction of general and administrative expenses in the accompanying consolidated financial statements and approximated
     $0.1 million, $0.5 million, and $0.6 million for the years ended December 1999, 1998, and 1997, respectively.

(14) EMPLOYEE BENEFITS PLAN

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

     Contributions to the various employee benefit plans for the years ended December 1999, 1998, and 1997 were $0.7 million, $0.6 million and $0.6 million, respectively.

(15) IMPAIRMENTS, LEASE EXIT COSTS AND OTHER

     IMPAIRMENTS
     UATC accounts for its long lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." For the years ended 1999, 1998 and 1997, UATC recorded non-cash charges for the impairment of its long-lived assets of $30.6 million, $28.4 million, and $21.9 million, respectively. These non-cash charges relate to the difference between the historical book value of the individual theatres (in some cases groups of theatres) and the discounted cash flow expected to be received from the operation or future sale of the individual theatres (or groups of theatres).

     EXIT COSTS
     During 1999, UATC continued to implement a strategy intended to identify and divest of under-performing and non-strategic theatres and properties. In December 1999, management formalized a plan to dispose of 55 operating theatres (371 screens) and 12 properties and exit leases covering 18 closed theatres. As a result, UATC recorded estimated lease termination costs of $17.9 million in fourth quarter of 1999.

     The exit plan is focused on lease termination negotiations and there are no other significant actions necessary to complete the plan. As such, in December 1999, UATC hire a consultant to facilitate negotiations of lease terminations with landlords. Management believes that such negotiations will be finalized within one year.

     In addition, during fiscal 1999, 1998 and 1997 UATC accrued $4.6 million, $4.5 million and $8.5 million, respectively, for estimated lease termination costs for theatres closed in those years. These theatres were not part of the exit plan discussed above.

     OTHER
     In December 1999, UATC received an invoice from its former insurance provider for approximately $2.9 million for previously unbilled insurance claims paid by the insurance provider during 1996 through 1999 on UATC's behalf. After verifying the validity of the additional invoice, United Artists recorded a charge of approximately $2.9 million.

     Restructuring costs of $0.3 million and $0.8 million for termination costs related to corporate personnel were recorded during 1999 and 1997, respectively.

     During 1999, UATC's insurance provider discovered that they had not billed for insurance claims on behalf of UATC. These settlements were for claims related to 1996. Amounts totaling $0.9 million, $0.8 million, $1.0 million and $0.2 million were not billed during the years ended December 1999, 1998, 1997 and 1996, respectively. United Artists recorded $2.9 million of expense related to insurance during the year ended December 30, 1999.

     The following table shows the detailed components of the expenses in the impairments, lease exit costs and other:

                                                                 1999             1998            1997
                                                                 ----             ----            ----
     Asset impairments..................................        $ 30.6            28.4            21.9
     Lease exit costs in operating theatres.............          17.9             -               -
     Lease exit costs in closed theatres................           4.6             4.5             8.5
     Administrative restructuring.......................           0.3             -               0.8
     Insurance..........................................           2.9             -               -
                                                                 -----            ----            ----
                                                                $ 56.3            32.9            31.2
                                                                  ====            ====           =====

(16) DISCONTINUED OPERATIONS

     During 1998, UATC established a plan to dispose of its entertainment center business operations. Current and prior period results for the entertainment center business operations have been classified separately in the accompanying statements of operations as discontinued operations.

     Net assets of the discontinued operations were $3.1 million and $13.7 million at December 31, 1998 and 1997, respectively. Liabilities related to the discontinued operations were $4.9 million at December 31, 1998. The net loss from discontinued operations was $13.8 million and $5.3 million for the years ended December 31, 1998 and 1997, respectively. The anticipated loss from disposition recorded in 1998 was $5.7 million. Revenue generated by the discontinued operations was $1.0 million and $2.4 million for the years ended December 31, 1998 and 1997, respectively. Included in the net loss from discontinued operations was interest expense of $1.1 million and $1.2 million for the years ended December 31, 1998 and 1997, respectively. Interest expense was allocated to the discontinued operations based upon the average fixed asset balance and UATC's average borrowing rate. The net loss from discounted operations included non-cash provisions for asset impairments of $10.2 million and $1.0 million for the years ended
     December 31, 1998 and 1997, respectively. Operations in all of UATC entertainment centers ceased during 1999. UATC wrote off the cost of the related assets of $3.1 million against a previously established reserve. UATC subsequently established an additional reserve of $2.4 million related to estimated costs necessary to terminate three remaining leases and settle remaining litigation related to the entertainment centers.

(17) GAIN ON DISPOSITION OF ASSETS

     During fiscal 1999, UATC sold certain theatres and other assets for cash proceeds of $9.8 million. In 1998, UATC sold the majority of its remaining international theatrical exhibition assets for $3.0 million of cash, $0.5 million of stock of the acquiring company and a $3.0 million note. In addition, UATC sold certain other operating theatres for which net cash proceeds of $7.0 million were received. During April 1997, UATC sold its 50% interest in Hong Kong

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(17) GAIN ON DISPOSITION OF ASSETS, CONTINUED

     Theatre Company to its partner for approximately $17.5 million and, during September 1997, UATC sold its theatre investments in Mexico and the majority of its theatre assets in Argentina for approximately $25.0 million. During the year ended December 31, 1997, UATC sold various other non-strategic or underperforming theatres for net cash proceeds of approximately $17.0 million. During the year ended December 31, 1996, UATC sold certain theatres for which cash proceeds of $20.5 million were received.

(18) INCOME TAXES

     UATC and each of its 80% or more owned subsidiaries are included in the Parent's consolidated federal income tax return. Pursuant to a tax sharing agreement with the Parent, UATC and each of its 80% or more owned consolidated subsidiaries are allocated a portion of the Parent's current federal income tax expense (benefit). Such allocations are determined as if UATC and each of its 80% or more owned consolidated subsidiaries were separate tax paying entities within the consolidated group. For the years ended December 1999, 1998, and 1997 UATC and each of its 80% or more owned consolidated subsidiaries were allocated no current federal income tax expense (benefit) pursuant to such tax sharing agreement as a result of the group's overall net loss position.

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

     The current state income tax expense of UATC and federal income tax expense of UATC's less than 80%-owned consolidated subsidiaries and deferred state and federal income tax expense are as follows (amounts in millions):

                                                             Years Ended December
                                                         ----------------------------
                                                         1999         1998       1997
                                                         ----         ----       ----
     Current income taxes:
       State expense...................................  $0.2          0.2        0.2
       Federal expense.................................   0.7          0.4        1.3
                                                          ---          ---        ---
                                                          0.9          0.6        1.5
     Deferred income taxes:
       State expense...................................     -            -          -
       Federal expense.................................     -            -          -
                                                          ---          ---        ---
                                                         $0.9          0.6        1.5
                                                          ===          ===        ===

     Income tax expense differed from the amount computed by applying the U.S. federal income tax rate (35% for all periods) to loss before income tax expense as a result of the following (amounts in millions):

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(18) INCOME TAXES, CONTINUED

                                                             Years Ended December
                                                         ----------------------------
                                                         1999        1998        1997
                                                         ----        ----        ----
     Expected tax benefit.............................. $(32.0)      (22.5)      (9.2)
     Change in valuation allowance.....................   32.7        31.7       12.9
     Adjustment of net operating loss carryforward.....    1.1       (34.2)      (2.4)
     Changes in basis of assets........................     -         29.3        -

     Other.............................................   (0.9)       (3.7)       0.2
                                                         -----         ---       ----
                                                         $ 0.9         0.6        1.5
                                                         =====         ===       ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 1999 and 1998 are as follows (amounts in millions):

                                                                  1999           1998
                                                                 ------         ------
     Deferred tax assets:
       Net operating loss carryforwards........................  $ 89.4           66.6
       Intangible and other assets.............................    26.2           32.2
       Accrued liabilities.....................................     6.1            6.4
       Property and equipment..................................    16.2            -
       Deferred revenue........................................     5.6            4.5
       Other...................................................     1.6            1.2
                                                                 ------          -----
                                                                  145.1          111.2
       Less:  valuation allowance..............................  (142.7)        (110.0)
                                                                 ------          -----
         Net deferred tax assets...............................     2.4            1.2
                                                                 ------          -----
     Deferred tax liabilities:
       Property and equipment..................................       -            3.7
       Other...................................................     2.4            1.5
                                                                 ------          -----
         Net deferred tax liabilities..........................     2.4            5.2
                                                                 ------          -----
     Net.......................................................  $    -            -
                                                                 ======          =====

     At December 30, 1999, UATC had a net operating loss carryforward for federal income tax purposes of approximately $235.2 million. These will begin to expire in 2007.

     The IRS for the years ended December 31, 1995, 1996 and 1997 is currently auditing the Parent's income tax returns. The outcome of this audit may reduce the amount of the Parent's and UATC's net operating loss carryforward and/or change the basis (and thus future tax depreciation) related to certain assets. The Parent and UATC believe that the result of the audit will not have a material adverse effect on the financial condition or results of operation.

(18) SEGMENT INFORMATION

     UATC's operations are classified into three business segments; Theatre Operations, In-Theatre Advertising and the Satellite Theatre Network-TM-. The Satellite Theatre Network-TM- rents theatre auditoriums for seminars, corporate training, business meetings and other educational or communication uses, product and consumer research and other entertainment uses. Theatre auditoriums are rented individually or on networked basis. In-Theatre Advertising sells various advertising within its theatres and on its Web page.

     The following table presents certain information relating to the theatre operations and Satellite Theatre Network-TM- segments for each of the last three years (amounts in millions):

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(19) SEGMENT INFORMATION, CONTINUED

                                              THEATRE      IN-THEATRE      SATELLITE
                                             OPERATIONS   ADVERTISING   THEATRE NETWORK   TOTAL
                                             ----------   -----------   ---------------   -----
                    1999
                    ----
     Revenue............................         616.2         8.4             6.2        630.8
     Operating income (loss)............        (61.0)         7.3             1.3        (52.4)
     Depreciation and amortization......          50.6         0.2             -           50.8
     Assets.............................         528.9         1.5             3.9        534.3
     Capital expenditures...............          62.0         -               -           62.0

                    1998
                    ----
     Revenue............................         651.4         4.4             5.9        661.7
     Operating income (loss)............          (8.3)        3.5             0.4         (4.4)
     Depreciation and amortization......          50.6         0.4             0.1         51.1
     Assets.............................         562.7         1.6             3.9        568.2
     Capital expenditures...............         115.2         0.2             -          115.4

                    1997
                    ----
     Revenue............................         672.0         4.5             6.6        683.1
     Operating income (loss)............          (5.8)        3.7             0.6         (1.5)
     Depreciation and amortization......          55.8         0.4             0.1         56.3
     Assets.............................         500.6         1.5             3.9        506.0
     Capital expenditures...............          65.7         0.1             -           65.8

(20) COMPREHENSIVE INCOME

     Separate statements of comprehensive income have not been presented in these financial statements as the only reconciling item between net loss as reflected in the statements of operations and comprehensive income would be the change in UATC's cumulative foreign currency translation adjustment in fiscal 1998 and 1997 of $0.4 million and $0.1 million, respectively and an unrealized holding gain in fiscal 1999 of $1.6 million.

(21) COMMITMENTS AND CONTINGENCIES

     UATC conducts a significant portion of its theatre and corporate operations in leased premises. These leases have noncancelable terms expiring at various dates after December 30, 1999. Many leases have renewal options. Most of the leases provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property. Also, certain leases contain escalating minimum rental provisions that have been accounted for on a straight-line basis over the initial term of the leases.

     Rent expense for theatre and corporate operations is summarized as follows (amounts in millions):

                                                                 FISCAL YEARS ENDED
                                                            ------------------------------
                                                            1999         1998         1997
                                                            ----         ----         ----
     Minimum rental.....................................  $ 90.4         87.6         85.6
     Contingent rental..................................     2.4          3.0          3.8
     Effect of leases with escalating
       minimum annual rentals...........................     4.8          4.0          3.7
     Rent tax...........................................     0.6          0.6          0.5
                                                            ----         ----         ----
                                                          $ 98.2         95.2         93.6
                                                            ====         ====         ====

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(21) COMMITMENTS AND CONTINGENCIES, CONTINUED

     Approximately $17.7 million, $15.1 million, and $13.4 million of the minimum rentals reflected in the preceding table for fiscal 1999, 1998, and 1997, respectively, were incurred pursuant to the sale and leaseback transactions (see note 5).

     Approximately $2.4 million, $7.5 million, and $9.5 million of the minimum rentals reflected in the preceding table for the years ended December 1999, 1998, and 1997, respectively, were incurred pursuant to operating leases between UATC and UAR and Prop I. Additionally, $0.1 million of the contingent rentals, reflected in the preceding table, for the year ended December 31, 1997 were incurred pursuant to such leases.

     Future minimum lease payments under noncancelable operating leases for each of the next five years and thereafter are summarized as follows (amounts in millions):

                                                Third Party         Affiliate
                                                  Leases              Leases
                                                  ------              ------
     2000......................................   $ 86.6               0.6
     2001......................................     85.4               0.6
     2002......................................     83.4               0.6
     2003......................................     81.6               -
     2004......................................     79.9               -
     Thereafter................................    785.1               -

     Included in the future minimum lease payments table above are lease payments relating to theatres which UATC intends to sell or close. To the extent UATC is successful in disposing of these theatres, the future minimum lease payments will be decreased. It is expected that in the normal course of business, desirable leases that expire will be renewed or replaced by other leases.

     At December 30, 1999, UATC had entered into theatre construction and equipment commitments aggregating approximately $19.6 million for one new theatre (15 screens plus an IMAX) which UATC intends to open during 2000. This is the only to project for which UATC has executed a definitive lease agreement and all significant lease contingencies have been satisfied.

     UATC is involved in various pending and threatened legal proceedings involving allegations concerning contract breaches, torts, employment matters, environmental issues, anti-trust violations, local tax disputes and miscellaneous other matters. In addition, there are other various claims against UATC relating to certain of the leases held by UATC. Although it is not possible to predict the outcome of these proceedings, if UATC's restructuring efforts are unsuccessful and judgements against UATC are obtained in such proceedings, these could result a material adverse effect on UATC's financial position, liquidity and results of operations.

     The Americans with Disabilities Act of 1990 (the "ADA") and certain state statutes, among other things, require that places of public accommodation, including theatres (both existing and newly constructed), be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and reimbursement of plaintiff's attorneys' fees and expenses under certain circumstances. UATC has established a program to review and evaluate UATC's theatres and to make any changes that may be required by the ADA. In 1995, UATC settled the lawsuit styled CONNIE ARNOLD ET AL. VS. UATC, filed in 1991. This lawsuit involved allegations that certain of UATC's theatres lacked accessibility to persons with mobility disabilities in violation of the ADA. In the settlement agreement, UATC, the plaintiffs and the Department of Justice established standards of

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(21) COMMITMENTS AND CONTINGENCIES, CONTINUED

     modifications that must be made to UATC's theatres throughout the United States to make them more accessible to persons with disabilities. If UATC is unsuccessful in its efforts to reorganize its capital structure, it may be unable to comply with the ADA and the Settlement Agreement in the Connie Arnold case. Failure to comply with the ADA and the settlement agreement in the CONNIE ARNOLD case may have a material adverse effect on UATC's financial position, liquidity and results of operations.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding members of UATC's and the Parent's Board of Directors as of March 26, 2000 is set forth below. Directors will serve until the next annual meeting and until his successor is duly elected and qualified.

Name                       Age       Business Experience During Past Five Years           Other Public Directorships
----                       ---       ------------------------------------------           --------------------------
Kurt C. Hall................40       President and Chief Executive Officer since March
                                     6, 1998. Chief Operating Officer since
                                     February 24, 1997 and Executive Vice
                                     President and Director since May 12, 1992.
                                     Mr. Hall was Chief Financial Officer from
                                     May 12, 1992 to March 5, 1998.

John W. Boyle...............71       Named Chairman of the Board on March 6, 1998.        Mr. Boyle is a director of
                                     Director since March 5, 1997.  Mr. Boyle was Chief   Supermarkets General Holdings Corp.
                                     Financial Officer of Eckerd Corporation
                                     from 1983 to 1995 and Vice Chairman from
                                     1992 to 1995.

James J. Burke, Jr..........48       Director since May 12, 1992.  Director of Merrill    Mr. Burke is a director of AnnTaylor
                                     Lynch Capital Partners, Inc. ("MLCP"), since 1985    Stores Corporation, Borg-Warner
                                     and Partner and Director of Stonington Partners,     Security Corporation, Education
                                     Inc. ("SP"), since July 1993 and Partner and         Management Corporation, Pathmark
                                     Director of Stonington Partners, Inc. II ("SPII")    Stores, Inc. and Supermarkets General
                                     since 1994. Prior to July 1994, Mr. Burke was        Holdings Corp.
                                     President and Chief Executive Officer of
                                     MLCP from 1987 to 1994, a Managing Director
                                     of the Investment Banking Division of
                                     Merrill Lynch & Co. ("ML&Co.") from 1985 to
                                     1994 and a First Vice President of Merrill
                                     Lynch Pierce Fenner and Smith, Inc. from
                                     1988 to 1994.

Albert J. Fitzgibbons, III..54       Director since May 12, 1992.  Director of MLCP       Mr. Fitzgibbons is a director of
                                     since 1988 and a Partner and a Director of SP        Borg-Warner Security Corporation,
                                     since July 1993 and a Partner and a Director of      Dictaphone Corporation and Merisel,
                                     SPII since 1994.  Prior to July 1994, Mr.            Inc.
                                     Fitzgibbons was a Partner of MLCP from 1993 to
                                     1994 and an Executive Vice President of MLCP from
                                     1988 to 1993.  Mr. Fitzgibbons was also a Managing
                                     Director of the Investment Banking Division of
                                     ML&Co. from 1978 to July 1994.

Robert F. End...............44       Director since February 17, 1993.  Director of       Mr. End is a director of Goss Graphic
                                     MLCP since 1993 and a Partner and a Director of SP   Systems, Inc. and Packard BioScience
                                     since July 1993 and a Partner and a Director of      Company.
                                     SPII since 1994.  Prior to July 1994, Mr. End was
                                     a Partner of MLCP from 1993 to 1994 and a Vice
                                     President of MLCP from 1989 to 1993.  Mr. End was
                                     also a Managing Director of the Investment Banking
                                     Division of ML&Co. from 1993 to July 1994.



Name                       Age       Business Experience During Past Five Years           Other Public Directorships
----                       ---       ------------------------------------------           --------------------------
Scott M. Shaw...............37       Director since February 17, 1993. Partner and        Mr. Shaw is a director of Dictaphone
                                     Director of SP since February 1999.  Prior to        Corporation.
                                     becoming a Partner and Director, Mr. Shaw was a
                                     Principal of SP since July 1993.  Mr. Shaw has
                                     also been a Partner and Director of SP II since
                                     February 1999.  Prior to July 1994, Mr. Shaw was a
                                     Vice President of MLCP from January 1994, an
                                     Associate of MLCP from 1991 to 1994 and an Analyst
                                     of MLCP from 1986 to 1989.  Mr. Shaw was also a
                                     Vice President of the Investment Banking Division
                                     of ML&Co. from January to July 1994 and an
                                     Associate of the Investment Banking Division of
                                     ML&Co. from 1991 to 1994 and an Analyst of the
                                     Investment Banking Division of ML&Co. from 1986 to
                                     1989.

Michael Pade................50       Director since May 7, 1998. Executive Vice
                                     President.  Mr. Pade became Executive Vice
                                     President of United Artists in February 1997 in
                                     charge of film operations.  Mr. Pade joined United
                                     Artists in October 1994 as a Senior Vice President
                                     of film operations.  Prior to joining United
                                     Artists, Mr. Pade worked for Mann Theatres as the
                                     Senior Vice President in charge of domestic film
                                     booking.


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

Name                   Age         Business Experience During Past Five Years
----                   ---         ------------------------------------------
Neil Pinsker............43         Executive Vice President.  Mr. Pinsker was promoted to Executive Vice President of
                                   UATC in charge of theatre operations in January 1999.  Mr. Pinsker was most recently
                                   Vice President of the Western region operations, and has previously directed the east and central regional operations of UATC.  Joining UATC in May of 1970, Mr. Pinsker
                                   is a third generation theatre operator.

Gene Hardy..............48         Executive Vice President and General Counsel.  Mr. Hardy was promoted to Executive
                                   Vice President of UATC in charge of legal affairs and general counsel in September
                                   1994.  Mr. Hardy was previously the Senior Vice President and general counsel of
                                   UATC.

Raymond Nutt............38         Executive Vice President of Corporate Operations.  Mr. Nutt became Executive Vice
                                   President of United Artists in October 1999.  Mr. Nutt's duties include supervision of In-theatre Advertising, United Artists' Satellite Theatre Network-TM-, and various administrative functions including Human Resources, Risk Management, and Internal
                                   Audit.  Most recently, Mr. Nutt was Senior Vice President from 1995 through 1999 and
                                   Vice President from 1993 through 1995.  Mr. Nutt joined United Artists in 1988.

Bruce M. Taffet.........51         Executive Vice President.  Mr. Taffet was promoted to Executive Vice President in
                                   January 1995 and is responsible for Construction Operations of UATC.  Prior to
                                   February 1995, Mr. Taffet was the Senior Vice President in charge of national concession operations of UATC.

In January 2000, UATC's Chief Financial Officer left the Company to pursue other opportunities. The former controller of UATC has since rejoined UATC, as Acting Treasurer, to assume the duties of the Chief Financial Officer.

There are no family relationships between any of the directors and executive officers named above. During the past five years, none of the directors and executive officers named above were involved in any legal proceedings that would be material to an evaluation of his ability or integrity.

ITEM 11. EXECUTIVE COMPENSATION

(a)  COMPENSATION

The following table sets forth all compensation paid to the president and chief executive officer and the four next most highly paid executive officers of UATC for the years ended December 30, 1999, December 31, 1998, and 1997.

SUMMARY COMPENSATION TABLE

                                                                          Long-Term
                                                                        Compensation
                                                                           Awards/
                                                                         Securities           Other
                                        ANNUAL COMPENSATION              Underlying          Annual           All Other
      Name and                                Salary       Bonus         Stock Options     Compensation      Compensation
Principal Positions                Year       ($) (1)     ($) (2)             #              ($) (3)           ($) (4)
-------------------                ----       -------     -------       --------------   --------------    --------------
Kurt C. Hall                        1999      325,060         --           100,000            4,099             21,930
  President and                     1998      304,866         --            50,000            3,960              4,800
  Chief Executive Officer           1997      283,103         --            80,000            2,877              4,684

Michael Pade                        1999      265,056         --            60,000            3,894              6,400
Executive Vice President            1998      258,998      7,500            20,000            3,795                 --
                                    1997      253,846         --            12,000            6,083             41,079

Gene Hardy                          1999      200,045         --            25,000            3,050             17,415
Executive Vice President            1998      195,154      5,640            12,000               --              4,800
                                    1997      193,361         --            12,000               --              4,800

Neal Pinsker                        1999      212,417         --            45,000               --             39,706
Executive Vice President            1998      117,351      3,403             5,000               --              1,843
                                    1997      117,810         --             3,000               --              2,108

Bruce Taffet                        1999      175,051         --            20,000            3,423             14,884
Executive Vice President            1998      168,961      4,800            12,000            1,289              4,800
                                    1997      166,170         --            12,000            1,073              5,367

Jim Ruybal (5)                      1999      215,483         --                --              673             56,537
Executive Vice President            1998      186,314      1,863            10,000              989              4,800
                                    1997      193,481         --            12,000            1,073              4,800

(1) Represents annual salary, including compensation deferred by the Named Executive Officer pursuant to the UATC 401(k) Savings Plan and the UATC Supplemental 401(k) Savings Plan (prior to January 1, 1997).

(2) The executive officers were entitled to receive bonuses depending on UATC's achievement of certain performance criteria. Bonus amounts are reflected in the year paid but relate to the performance of the previous year.

(3) Other annual compensation consists primarily of reimbursement of membership dues.

(4) Consists primarily of matching contributions to employee benefit plans except for:
     - the amount attributable to Mr. Pade in 1997, which was related to a forgiven loan,
     - a portion of the amount paid to Mr. Ruybal in 1999 relates to a payment as a result of an employment contract,
     - a portion of the amount paid to Mr. Pinsker in 1999 relates to relocation expenses paid by United Artists.
(5)  Mr. Ruybal resigned from UATC in October 1999.

(b)  STOCK OPTION GRANTS

The following table sets forth all of the Parent's stock options granted during 1999 to the president and chief executive officer and the four next most highly paid executive officers of UATC.

                                                                                                  Potential Realizable
                                                                                                    Value at Assumed
                                Number of          % of Total                                     Annual Rates of Stock
                               Securities            Options                                     Price Appreciation for
                               Underlying          Granted to       Exercise                           Option Term
                                 Options          Employees in      Price Per     Expiration     ----------------------
       Name                      Granted              1999            Share          Date           5%              10%
       ----                      -------              ----            -----          ----        --------        ------
Kurt C. Hall                     100,000              19.0%          $12.50           2009       $786,118       $1,252,870
Michael Pade                      60,000              11.4%           12.50           2009        471,671          751,722
Gene Hardy                        25,000               4.8%           12.50           2009        196,530          313,218
Neal Pinsker                      45,000               8.6%           12.50           2009        353,753          563,790
Bruce Taffet                      20,000               3.8%           12.50           2009        157,224          250,575
Jim Ruybal (1)                        --               0.0%           12.50           2009              -                -

(1)  Mr. Ruybal resigned from UATC in October 1999.


(c)  YEAR-END STOCK OPTION TABLE

The following table sets forth all of the Parent's stock options held by the president and chief executive officer and the four next most highly paid executive officers of UATC as of December 30, 1999.

                                                       Number of
                                                   Share Underlying                           Value of
                                                Unexercised Options at                In-the-Money Options at
                                                 at December 30, 1999                   December 30, 1999 (1)
                            Option          --------------------------------      ------------------------------
      Name                   Type           Exercisable        Unexercisable      Exercisable      Unexercisable
      ----                   ----           -----------        -------------      -----------      -------------
Kurt C. Hall             Incentive             30,250                ---               ---                ---
                         Performance          130,000              127,500             ---                ---
                         Premium                ---                 13,750             ---                ---

Michael Pade             Incentive              7,750                ---               ---                ---
                         Performance           32,000               66,750             ---                ---
                         Premium                ---                  3,375             ---                ---

Gene Hardy               Incentive              7,750                ---               ---                ---
                         Performance           24,500               31,750             ---                ---
                         Premium                ---                  3,375             ---                ---

Neal Pinsker             Incentive                750                ---               ---                ---
                         Performance            8,000               45,625             ---                ---
                         Premium                ---                    313             ---                ---

Bruce Taffet             Incentive              7,750                ---               ---                ---
                         Performance           24,000               26,750             ---                ---
                         Premium                ---                  3,375             ---                ---

(1) Common Stock of the Parent is not publicly held. Given the Parent's current liquidity position, UATC has valued the unexercised stock options at zero.

(d)  LONG-TERM INCENTIVE AWARDS

No long-term incentive awards were granted to executive officers of UATC during 1999.

(e)  COMPENSATION OF DIRECTORS

Mr. Boyle received 30,000 of the Parent's performance options ($12.50 strike price) and $120,000 for his services as a director during 1999. He received 25,000 of the Parent's performance options ($22.50 strike price) and $120,000 for his services as a director during 1998 and 10,000 performance options ($12.00 strike price) and $20,000 for his services as a director during 1997. No other directors of the Parent or UATC received compensation for their services as directors or committee members.

(f)  EMPLOYEE BENEFITS PLAN

UATC established the United Artists Theatre Circuit, Inc. 401(k) Savings Plan (the "Savings Plan") which allows electing employees to contribute up to 20.0% of their compensation, subject to certain IRS limitations. Depending on the amount of each employee's level of contribution, the Savings Plan currently matches up to 4.0% of their compensation.

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

During 1999, UATC's board established a bonus plan for all non-commissioned corporate employees that is based upon UATC achieving its operating budgets and other financial and operating goals and the employee achieving certain specified goals.

(g)  EMPLOYMENT AGREEMENTS

UATC entered into employment agreements (each an "Employment Agreement" and collectively, the "Employment Agreements") with each of Kurt C. Hall, Edward
C. Cooper, Gene Hardy, Robert A. McCormick, Michael L. Pade, Bruce M. Taffet, Raymond C. Nutt, Neal Pinsker, Charles Fogel and Darrell C. Taylor. The Employment Agreements with Messrs. Hardy and Taffet expire on May 12, 2000.

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

In the event that Mr. Hardy, Mr. Taffet Mr. Pinsker or Mr. Nutt is terminated without cause, such individual will be entitled to his base salary for the lesser of two years or the remainder of the term of his employment agreement following termination, but not less than 12 months and annual bonuses for the lesser of two years or the remainder of the term of his employment agreement following termination, but not less than 12 months, in an amount based upon the average bonuses paid to him over the preceding two fiscal years.

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

The Parent has three classes of capital stock outstanding: the United Artists Theatre Company Class A Shares, the United Artists Theatre Company Class B Shares, and the United Artists Theatre Company Class C Shares (collectively the "United Artists Shares"). The United Artists Shares are held of record by ___ holders. The following tables set forth certain information concerning the beneficial ownership of United Artists Shares known to the Parent to own beneficially in excess of 5% of the outstanding United Artists Shares and the president and chief executive officer and the four other highest paid executive officers of UATC, for each director and all executive officers and directors of UATC as a group as of March 26, 2000. Except as otherwise indicated, all of the persons listed below have:

- sole voting power and investment power with respect to their United Artists Shares, except to the extent that authority is shared by spouses under applicable law and
-    record and beneficial ownership with respect to their United Artists
     Shares.

                   UNITED ARTISTS THEATRE COMPANY COMMON STOCK



  NAME AND ADDRESS     BENEFICIAL     PERCENTAGE OF    BENEFICIAL    PERCENTAGE OF    BENEFICIAL     PERCENTAGE OF   PERCENTAGE OF
  INTEREST             INTEREST       UNITED ARTISTS    INTEREST     UNITED ARTISTS    INTEREST      UNITED ARTISTS  UNITED ARTISTS
  BENEFICIAL OWNER     CLASS A SHARES CLASS A SHARES CLASS B SHARES  CLASS B SHARES CLASS C SHARES   CLASS C SHARES      SHARES
  ----------------     -------------- -------------- --------------  -------------- --------------   --------------      ------
MLCP(1)(5)(7)......... 8,409,761         72.8%             0              -                0                -            70.7%
Merrill Lynch & Co,
   Inc.(2)(5)......... 2,082,205         18.0%             0              -                0                -            17.5%
Institutional
   Investors(8)....... 1,059,417          9.2%             0              -                0                -             8.9%
Kurt C. Hall(3)(6)....         0             -       171,750          35.8%                0                -             0.3%
Michael Pade(3)(6)....         0             -        40,325          8.47%            1,622            37.4%             0.2%
Gene Hardy(3)(6)......         0             -        34,350           7.2%                0                -                %
Bruce Taffet(3)(6)....         0             -        39,250           8.2%                0                -             0.3%
James J. Burke, Jr.(4)
  (7).................         0             -             0              -                0                -                -
Albert J.
   Fitzgibbons, III(4)(7)      0             -             0              -                0                -                -
Robert F. End(4)(7)...         0             -             0              -                0                -                -
Scott Shaw(4).........         0             -             0              -                0                -                -
John W. Boyle(9)......         0             -        35,000           7.3%                0                -             0.3%
Directors and
  Executive Officers as
  a group (11 persons)
  (6).................         0             -       329,425          68.7%            4,342             100%             2.8%
------------------------------------------------------

(1) United Artists Theatre Company Class A Shares beneficially owned by MLCP are held as follows: 5,049,958.2 by Merrill Lynch Capital Appreciation Partnership No. B-XIX, L.P. ("MLCAP B-XIX"); 46,396.0 by Merrill Lynch Capital Appreciation Partnership No. B-XX, L.P. ("MLCAP B-XX"); 3,229,723.5 by Roman Nineteen Offshore Fund N..V. ("Roman Holdings") and 83,683.3 by MLCP Associates L.P. No. II. ("MLCP II"). ML Fund II is the indirect managing general partner of MLCAP B-XIX and MLCAP B-XX and the general partner of MLCP II. Affiliates of MLCP are the sole stockholders of Roman Holdings. The address of MLCP and each of the aforementioned record holders is South Tower, World Financial Center, New York, New York 10080.

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

(9)      The address for Mr. Boyle is 7 North Pine Circle, Belleair, Florida
         34616.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

UATC leases one theatre from UAR and 24 theatres from Prop I. The common stock of UAR is owned 100% by the Parent.

The lease agreement between UATC and UAR provides for an annual base rental of approximately $0.6 million, as well as taxes, insurance, maintenance and other related charges. Effective November 1, 1998, the lease agreement between UATC and Prop I provides for an annual base rental of $1, as well as taxes, insurance, maintenance and other related charges. Prior to November 1, 1998, the lease agreement between UATC and Prop I provided for an annual base rental of approximately $5.9 million. In addition to the annual base rental amounts, the leases provide for additional rentals based upon a percentage of the leased theatres' revenue. The leases between UATC and UAR and Prop I expire on October 4, 2003 and October 31, 2003, respectively, and provide for options to extend the leases at UATC's option for up to ten years.

In order to fund the cost of additions and/or renovations to the theatres leased by UATC from UAR or Prop I, UATC has periodically made advances to UAR. In addition, a portion of the New Bank Credit Facility was advanced to UAR for the repayment of the Prop I mortgage notes, which matured on November 1, 1998. Interest on the advances accrues at the prime rate and amounted to $4.8 million, $2.0 million, and $1.4 million for the years ended December 1999, 1998, and 1997, respectively.

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

Pursuant to a management agreement entered into between UATC and UAR on May 12, 1992, UATC charges UAR a management fee. This management fee represents the cost of managing and accounting for UAR's properties. For each of the years ended December 1999, 1998, and 1997, such management fees were approximately $0.1 million, $0.5 million, and $0.6 million, respectively.

Entities affiliated with ML Fund II own approximately 88.0% of the United Artists Shares. Through a management agreement with MLFund II, Stonington Partners, Inc. manages the portfolio of companies owned by ML Fund II, including the Parent.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements  Included in Part II of this Report:


         United Artists Theatre Circuit, Inc. and Subsidiaries


                  Report of Independent Public Accountants                                                    31

                  Consolidated Balance Sheets                                                                 32
                  December 30, 1999 and December 31, 1998

                  Consolidated Statements of Operations                                                       33
                  Years Ended December 30, 1999, December 31, 1998, and 1997

                  Consolidated Statements of Stockholder's Equity (Deficit)                                   34
                  Years Ended December 30, 1999, December 31, 1998, and 1997

                  Consolidated Statements of Cash Flow                                                        35
                  Years Ended December 30, 1999, December 31, 1998, and 1997

                  Notes to Consolidated Financial Statements                                                  36


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

                  10.7 Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corporation and United Artists Theatre Circuit, Inc. (1)

                  10.8     United Artists Theatre Company Stock Incentive
                           Plan. (5)

                  10.9 Stockholders' Agreement, dated as of May 12, 1992, by and among OSCAR I, Merrill Lynch Capital Appreciation Partnership No. B-XIX, L.P., Roman Nineteen Offshore Fund B.V., ML IBK Positions, Inc., MLCP Associates L.P. No. II, Equitable Capital Private Income and Equity Partnership II, L.P. and Equitable Deal Flow Fund, L.P. and the holders of Options or Restricted Stock awards under the Management Stock Option
                           Plan. (1)

                  10.10 Amendment No. 1, dated as of July 15, 1992, to the Stockholders' Agreement, dated as of May 12, 1992, by and among OSCAR I, Merrill Lynch Capital Appreciation Partnership No. B-XIX, L.P., Roman Nineteen Offshore Fund B.V., ML IBK Positions, Inc., MLCP Associates L.P. No. II, Equitable Capital Private Income and Equity Partnership II, L.P. and Equitable Deal Flow Fund, L.P. and the holders of Options or Restricted Stock awards under the Management Stock Option Plan. (1)

                  10.11 Stock Subscription Agreement, dated as of May 12, 1992, by and among OSCAR I, Merrill Lynch Capital Appreciation Partnership No. B-XIX, L.P., Roman Nineteen Offshore Fund B.V., ML IBK Positions, Inc., MLCP Associates L.P. No. II, Equitable Capital Private Income and Equity Partnership II, L.P. and Equitable Deal Flow Fund, L.P. (1)

                  10.12 Non-Competition Agreement, dated as of May 12, 1992, by and among Tele-Communications, Inc., United Artists Theatre Circuit, Inc. and United Artists Theatre Company. (1)

                  10.13 Trademark Agreement as of May 12, 1992 by United Artists Entertainment Company, United Artists Holdings, Inc., United Artists Cable Holdings, Inc., United Artists Theatre Holding Company, on the one hand and United Artists Theatre Circuit, Inc., United Artists Realty Company, UAB, Inc., and UAB II, Inc., on the other hand. (1)

                  10.14    United Artists Theatre Circuit 401(k) Savings
                           Plan. (1)

                  10.15 United Artists Theatre Circuit Supplemental 401(k) Savings Plan. (2)

                  10.16 Tax Sharing Agreement, dated as of May 12, 1992, between United Artists Theatre Company and United Artists Theatre Circuit, Inc. (1)

                  10.17 Form of Employment Agreement, dated as of May 12, 1992, between UATC and Kurt C. Hall. (1)

                  10.18 Amendment to the United Artists Theatre Circuit, Inc. 401(K) savings Plan dated as of January 1, 1997. (4)

                  10.19 Employment Agreement Extension Letter dated as of May 12, 1998, between United Artists Theatre Circuit, Inc. and Kurt C. Hall. (4)

                  10.20    Subsidiaries of United Artists Theatre Circuit,
                           Inc. (4)

                  10.21 Second Amendment to the Credit Agreement as of April 21, 1998 (6)

                  10.22 Third Amendment to the Credit Agreement as of April 21, 1998 (7)

                  27.1     Financial Data Schedule.


(1)      Incorporated herein by reference from Form S-1 dated October 5, 1992.

(2) Incorporated herein by reference from Form 10-K for the year ended December 31, 1993.

(3)      Incorporated herein by reference from Form S-2 dated January 31, 1996.

(4) Incorporated herein by reference to Form 10-K for the year ended December 31, 1996.

(5) Incorporated herein by reference to Form S-4 for United Artists Theatre Company, dated July 15, 1999.

(6)      Incorporated herein by reference from Form 8-K dated April 9, 1999.

(7)      Incorporated herein by reference from Form 8-K dated September 29,
         1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            UNITED ARTISTS THEATRE CIRCUIT, INC.
                                                      (Registrant)


Director, President and Chief Executive       /s/ Kurt C. Hall
Officer                                     ------------------------------------
Dated:  April 13, 2000                            Kurt C. Hall



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Chairman of the Board and Director           /s/ John W. Boyle
Dated:  April 13, 1999                      ------------------------------------
                                                     John W. Boyle




Director                                     /s/ James J. Burke, Jr.
Dated: April 13, 2000                       ------------------------------------
                                                   James J. Burke, Jr.




Director                                     /s/ Albert J. Fitzgibbons,  III
Dated: April 13, 2000                       ------------------------------------
                                                 Albert J. Fitzgibbons, III




Director                                     /s/ Robert F. End
Dated: April 13, 2000                       ------------------------------------
                                                     Robert F. End




Director                                     /s/ Scott M. Shaw
Dated: April 13, 2000                       ------------------------------------
                                                     Scott M. Shaw




Director                                     /s/ Michael Pade
Dated: April 13, 2000                       ------------------------------------
                                                     Michael Pade