Form 10-K405/A
period 1999-12-30
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2000-04-14
CIK 889570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Amendment #1

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

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flow
                              (Amounts in Millions)

                                                                                        Fiscal Years Ended
                                                                                        ------------------
                                                                             December 30,  December 31,   December 31,
                                                                             -----------   -----------    -----------
                                                                                 1999          1998          1997
                                                                                 ----          ----          ----
Net cash provided by operating activities..................................      $ 22.4          55.1          44.0
                                                                                 ------        ------        ------

Cash flow from investing activities:
   Capital expenditures....................................................       (62.0)       (115.4)        (65.8)
   Change in receivable from sale and leaseback escrow.....................         5.2         (11.0)        (12.8)
   Proceeds from sale and leaseback transaction and escrow.................         -             2.7          23.2
   Proceeds from disposition of assets, net................................         9.8           7.0          59.5
   Change in investments and receivables from theatre joint ventures, net..         2.4           2.7         (18.3)
   Other, net..............................................................         1.1          (6.7)          4.2
                                                                                 ------        ------        ------
    Net cash used in investing activities..................................       (43.5)       (120.7)        (10.0)
                                                                                 ------        ------        ------

Cash flow from financing activities:
   Equity contribution by Parent...........................................         -           108.1           -
   Dividend to Parent......................................................       (26.8)        (13.0)          -
   Debt borrowings.........................................................       144.0         630.6         150.9
   Debt repayments.........................................................       (73.9)       (500.1)       (179.2)
   Repurchase of senior secured notes......................................         -          (128.6)          -
   Increase (decrease) in intercompany account.............................         2.4          (2.0)         (2.0)
   Increase (decrease) in cash overdraft...................................        (9.8)         10.5          (2.8)
   (Increase) decrease in related party receivables........................        (1.7)        (41.5)          0.4
   Other, net..............................................................        (5.0)         (1.1)         (0.3)
                                                                                 ------        ------        ------
    Net cash provided by (used in) financing activities....................        29.2          62.9         (33.0)
                                                                                 ------        ------        ------

    Net increase (decrease) in cash and cash equivalents...................         8.1          (2.7)          1.0

Cash and cash equivalents:
   Beginning of period.....................................................         7.9          10.6           9.6
                                                                                 ------        ------        ------
   End of period ..........................................................      $ 16.0           7.9          10.6
                                                                                 ======        ======        ======

Reconciliation of net loss to net cash provided by operating activities:
   Net loss................................................................      $(92.3)        (65.0)        (27.8)
   Non-cash expense associated with discontinued operations................         0.8          16.0           2.7
   Extraordinary item......................................................         -             7.9           -
   Effect of leases with escalating minimum annual rentals.................         4.8           4.0           3.7
   Depreciation and amortization...........................................        50.8          51.1          56.3
   Provision for impairment................................................        30.6          28.4          21.9
   Reserve for lease termination costs.....................................        19.0           4.5           8.5
   Gain on disposition of assets, net......................................        (4.2)         (0.2)        (21.9)
   Share of losses of affiliates, net......................................         -             0.3           1.6
   Minority interests in earnings of consolidated subsidiaries.............         1.0           1.3           1.3
   Early lease termination payments........................................        (2.1)         (1.1)         (4.7)
   Change in assets and liabilities:
    Receivables............................................................        (0.2)          5.1           2.3
    Prepaid expenses and concession inventory..............................        (1.4)          2.5          (3.0)
    Other assets...........................................................         4.4          (0.5)          1.6
    Accounts payable.......................................................         5.6           7.6           3.2
    Accrued and other liabilities..........................................         5.6          (6.8)         (1.7)
                                                                                 ------        ------        ------
Net cash provided by operating activities..................................      $ 22.4          55.1          44.0
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

(2)  GOING CONCERN

     The accompanying financial statements have been prepared assuming UATC will continue as a going concern. UATC has incurred recurring losses from operations and has an accumulated deficit of $387.6 as of December 30, 1999. As more fully discussed in Note 9, the Parent has a secured credit facility which provides for term loans and a revolving loan (the "Bank Credit Facility"), which aggregated $437.7 million as of December 30, 1999 (see Notes 4 and 9). The Parent was in default under certain covenants of the Bank Credit Facility as of December 30, 1999. The
     Bank Credit Facility is guaranteed, on a joint and several basis, by UATC and by certain of the Parent's other subsidiaries. Under terms of the Bank Credit Facility the lenders may exercise such remedies as are permitted by the credit agreement, including, without limitation, acceleration of the $437.7 million outstanding principal balance.

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

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(5)  SALE AND LEASEBACK TRANSACTIONS, CONTINUED

     During 1999, UATC and UAR entered into three separate sale and leaseback transactions on one existing theatre and two theatres under construction aggregating approximately $19.1 million. The proceeds from a $5.4 million sale and leaseback transaction on the existing theatre were received by UAR during 1999. A $4.0 million transaction on a theatre that opened in September 1999 is still pending. The purchase and sale agreement for $9.7 million relating to a theatre that opened in December 1999, lapsed because the ground lessor's consent could not be obtained. UATC and the buyer of the building and the ground lessor are currently involved in litigation claiming that the landlord has unreasonably withheld consent.


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

     Cash payments by certain less than 80% owned entities for income taxes for the fiscal years ended December 1999, 1998, and 1997 were $0.4 million, $1.8 million, and $1.4 million, respectively.

     UATC accrued $9.0 million and $23.8 million of dividends during the years ended December 31, 1998 and 1997, respectively, on its preferred stock (see note 11).

     During 1998 and 1997, UATC incurred $0.7 million and $1.1 million, respectively, of capital lease obligations relating to new equipment.

(9)  DEBT

     In March 1999 and September 1999, the Parent finalized the second and third amendments to its Bank Credit Facility with its lenders, including an advancement of the maturity date for part of the agreement, an increase in the LIBOR borrowing spread and additional loan security through mortgages on certain of UATC and UAR's properties. For the year ended December 30, 1999, the Parent is in default of certain covenants of its Bank Credit Facility. In addition, the senior secured lenders under the Bank Credit Facility have notified the holders of the Senior Subordinated Notes of a default under the Bank Credit Facility and blocked payment of the Senior Subordinated Notes for up to 180 days. The Parent will not make the interest payments of approximately $12.3 million due on its Senior Subordinated Notes on April 15, 2000. If the required interest payments are not made, and after the expiration of any applicable grace period, the Parent will be in default of its obligations to the holders of the Senior Subordinated Notes. As a result of the existing default under the Bank Credit Facility (and certain cross-default provisions in UATC's other debt), UATC has classified most of its debt outstanding at December 30, 1999, as current.

     Debt is summarized as follows (amount in millions):

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

          As of December 30, 1999 $97 million was outstanding under the Revolving Facility and UATC had utilized the unused commitment of $2.7 million to issue letters of credit. Commitments available for borrowing under the Revolving Facility reduce semi-annually commencing January 3, 2002 through April 21, 2005. The aggregate loan balance at December 30, 1999 is $437.7 million. The Tranche A Term Loan requires semi-annual principal payments commencing December 31, 1998 through June 28, 2001 of 1/2% of the December 31, 1998 outstanding balance and then in escalating semi-annual payments through April 21, 2005. The Tranche B and Tranche C Term Loans require semi-annual principal payments commencing December 31, 1998 through December 30, 2004 of 1/2% of the December 31, 1998 outstanding balance and a final payment of 93 1/2% of the December 31, 1998 outstanding balance on April 21, 2005.

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

(17) GAIN ON DISPOSITION OF ASSETS

     During fiscal 1999, UATC sold certain theatres and other assets for cash proceeds of $9.8 million. In 1998, UATC sold the majority of its remaining international theatrical exhibition assets for $3.0 million of cash, $0.5 million of stock of the acquiring company and a $3.0 million note. In addition, UATC sold certain other operating theatres for which net cash proceeds of $7.0 million were received. During April 1997, UATC sold its 50% interest in a Hong Kong

                      UNITED ARTISTS THEATRE CIRCUIT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(17) GAIN ON DISPOSITION OF ASSETS, CONTINUED

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


Information regarding executive officers of UATC who are not directors of UATC as of March 26, 2000 is set forth below. Executive officers will hold office for such term as may be prescribed by the Board of Directors and until such person's successor is chosen and qualified or until such person's death, resignation, or removal.

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