Form 10-Q/A
period 2000-06-29
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2000-08-23
CIK 889570

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

Revenue from Operating Theatres

Admissions:  The following table summarizes certain statistics pertinent to an analysis of admissions revenue:

	Thirteen Weeks Ended June 29, 2000 Compared to Thirteen Weeks Ended July 1, 1999	Twenty-Six Weeks Ended June 29, 2000 Compared to Twenty-Six Weeks Ended July 1, 1999
Percentages change in:
Admission	(18.1)%	(13.9)%
Caused by:
Attendance declines	(20.7)	(17.4)
Price increases	3.1	4.3

Weighted average theatres	(17.3)	(15.3)
Weighted average screens	(12.8)	(11.5)

Admissions revenue per:
Weighted average theatre	(1.0)	1.7
Weighted average screen	(6.1)	(2.7)

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