Form 10-Q
period 2000-09-28
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2000-11-14
CIK 889570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 F O R M 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 28, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________

Commission File Number	333-1024

UNITED ARTISTS THEATRE CIRCUIT, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)		13-1424080 (I.R.S. Employer Identification No.)

9110 East Nichols Avenue, Suite 200 Englewood, CO (Address of principal executive offices)		80112 (Zip Code)

Registrant's telephone number, including area code:		(303) 792-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes   X     No

The number of shares outstanding of $1.00 par value common stock at November 1, 2000 was 100 shares.

UNITED ARTISTS THEATRE CIRCUIT, INC.

Quarterly Report on Form 10-Q

September 28, 2000

(Unaudited)

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING

FORWARD LOOKING STATEMENTS

Certain of the matters discussed in this form 10-Q may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended.  Such forward-looking statements involve uncertainties and other factors and the actual results and performance of United Artists Theatre Circuit, Inc. may be materially different from future results or performance expressed or implied by such statements.  Cautionary statements regarding the risks associated with such forward looking statements include, without limitation, those statements included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk."

On September 5, 2000 United Artists Theatre Circuit, Inc. ("UATC" or the "Company") and certain of its subsidiaries, as well as its parent company, United Artists Theatre Company (the "Parent") and certain of the Parent's subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization (the "Chapter 11 Cases") under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"), as well as a joint plan of reorganization.  Forward-looking statements related to the reorganization cases and the joint plan of reorganization also involve known and unknown risks, uncertainties and other factors.  In particular, the successful emergence of the Debtors from the Chapter 11 Cases is subject to confirmation of a plan of reorganization.

In general, the risks and uncertainties associated with the continuing existence and performance of the Company relate to:
    the successful reorganization of the Parent's capital structure as discussed herein, including confirmation of the plan of reorganization;
    the successful negotiation of a credit facility to replace the existing debtor-in-possession credit facility and to fund seasonal cash flow requirements;
    the dependence of UATC on films and studios and on its ability to obtain popular motion pictures;
    the continued support of UATC's vendors and landlords;
    the dependence of UATC on key personnel;
    the sensitivity of UATC to adverse trends in the general economy;
    the high degree of competition in UATC's industry;
    the volatility of UATC's quarterly results due to the seasonality of film release schedules.

The foregoing cautionary statements expressly qualify all written or oral forward-looking statements attributable to UATC.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Millions)

(Unaudited)

	September 28, 2000	December 30, 1999
Assets

Current assets:
Cash and cash equivalents	$6.4	16.0
Receivables, net	5.9	6.6
Prepaid expenses and concession inventory	16.6	16.4
Other assets	0.2	2.3
Total current assets	29.1	41.3

Investments and related receivables	3.0	3.5
Property and equipment, at cost:
Land	12.6	16.8
Theatre buildings, equipment and other	578.8	576.8
	591.4	593.6
Less accumulated depreciation and amortization	(275.8)	(240.4)
	315.6	353.2

Intangible assets, net	43.3	57.8
Other assets, net (notes 2 and 7)	68.0	78.5
	$ 459.0	534.3

Liabilities and Stockholder's Equity

Current liabilities:
Accounts payable	$40.6	78.5
Accrued and other liabilities	24.6	56.0
Current portion of long-term debt (notes 2, 3 and 7)	15.4	442.0
Total current liabilities	80.6	576.5

Other liabilities (note 5)	25.1	40.8
Debt (notes 2 and 7)	4.3	4.6
Liabilities related to discontinued operations (note 12)	-	2.4
Total liabilities not subject to compromise	110.0	624.3

Liabilities subject to compromise (note 8)	523.2	-

Total liabilities	633.2	624.3

Minority interests in equity of consolidated
Subsidiaries	5.4	5.8

Stockholder's equity:
Common stock	-	-
Additional paid-in capital	289.9	291.2
Accumulated deficit	(468.5)	(387.6)
Unrealized holding gain	-	1.6
Intercompany account	(1.0)	(1.0)
Total stockholder's equity	(179.6)	(95.8)
	$ 459.0	534.3

See accompanying notes to condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in Millions)

(Unaudited)

	Thirteen	Thirty-Nine	Thirteen	Thirty-Nine
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	Sept. 28, 2000	Sept. 28, 2000	Sept. 30, 1999	Sept. 30, 1999
Revenue:
Admissions	$101.3	280.1	125.2	332.9
Concession sales	42.4	116.7	49.5	133.1
Other	5.7	16.3	5.3	16.1
	149.4	413.1	180.0	482.1
Costs and expenses:
Film rental and advertising expenses	56.5	153.5	69.6	186.4
Direct concession costs	5.1	14.3	6.7	17.8
Occupancy expense (note 5)	20.3	63.0	23.5	70.6
Other operating expenses	42.9	125.9	48.3	141.8
Affiliate lease rentals (note 10)	0.1	0.4	0.6	1.9
General and administrative	5.6	16.3	5.4	17.1
Depreciation and amortization	10.5	32.6	13.2	39.0
Asset impairment, lease exit, and
restructure costs (note 11)	30.1	55.9	16.2	25.4
	171.1	461.9	183.5	500.0

Operating loss	(21.7)	(48.8)	(3.5)	(17.9)

Other income (expense):
Interest, net (notes 2, 3, 6 and 7)	(11.2)	(32.5)	(8.7)	(24.3)
Gain on disposition of assets	6.6	14.6	0.6	3.9
Minority interests in earnings of
consolidated subsidiaries	(1.8)	(2.2)	(0.2)	(0.9)
Other, net	(1.8)	(1.2)	(3.5)	(4.1)
	(8.2)	(21.3)	(11.8)	(25.4)
Loss before reorganization items and
income tax expense	(29.9)	(70.1)	(15.3)	(43.3)

Reorganization items (note 2):
Professional fees	(1.1)	(1.1)	-	-
Deferred loan costs	(9.1)	(9.1)	-	-
	(10.2)	(10.2)	-	-

Loss before income tax expense	(40.1)	(80.3)	(15.3)	(43.3)

Income tax expense (note 13)	(0.1)	(0.6)	(0.3)	(0.5)

Net loss	$ (40.2)	(80.9)	(15.6)	(43.8)

See accompanying notes to condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholder's Equity (Deficit)

(Amounts in Millions)

(Unaudited)

		Additional		Unrealized		Total
	Common	paid-in	Accumulated	Holding	Intercompany	Stockholder's
	stock	Capital	Deficit	Gain	account	equity (deficit)

Balance at December 30, 1999	$ -	291.2	(387.6)	1.6	(1.0)	(95.8)

Dividend to Parent	-	(1.3)	-	-	-	(1.3)

Unrealized holding gain	-	-	-	(1.6)	-	(1.6)

Net loss	-	-	(80.9)	-	-	(80.9)

Balance at September 28, 2000	$ -	289.9	(468.5)	-	(1.0)	(179.6)

See accompanying notes to condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flow

(Amounts in Millions)

(Unaudited)

	Thirty-nine Weeks Ended
	Sept. 28, 2000	Sept. 30, 1999

Net cash used in operating activities	$ (15.4)	(5.7)

Cash flow from investing activities:
Capital expenditures	(18.0)	(39.5)
Increase in receivable from Sale/Leaseback	-	(0.5)
Proceeds from disposition of assets, net	15.7	7.9
Investments in and receivables from theatre joint ventures	-	5.7
Early lease termination payments	(0.5)	(2.2)
Other, net	(1.5)	(1.6)
Net cash used in investing activities	(4.3)	(30.2)

Cash flow from financing activities:
Debt borrowings under Bank Credit Facility	-	129.0
Debt borrowings under DIP Facility	15.0	-
Debt repayments	(1.7)	(71.6)
Dividend to Parent	(1.3)	(14.5)
Decrease in intercompany receivable	-	(0.4)
Decrease in cash overdraft	(2.8)	(4.9)
Increase in related party receivables	1.4	1.7
Other, net	(0.5)	(4.6)
Net cash provided by financing activities	10.1	34.7

Net decrease in cash	(9.6)	(1.2)

Cash and cash equivalents:
Beginning of period	16.0	7.9

End of period	$ 6.4	6.7

Reconciliation of net loss to net cash used in
operating activities:
Net loss	$(80.9)	(43.8)
Discontinued operations	(0.2)	(1.2)
Effect of leases with escalating minimum annual rentals	3.6	3.6
Depreciation and amortization	32.6	39.0
Provisions for impairments and lease exit costs	49.9	25.4
Reorganization items	9.1	-
Gain on disposition of assets	(14.6)	(3.9)
Minority interests in earnings of consolidated subsidiaries	2.2	0.9
Change in assets and liabilities:
Receivables	1.4	(0.5)
Prepaid expenses and concession inventory	(0.2)	(7.2)
Other assets	(0.2)	3.8
Accounts payable	(13.6)	(18.3)
Accrued and other liabilities	(4.5)	(3.5)
Net cash used in operating activities	$ (15.4)	(5.7)

Operating cash flows resulting from reorganization:
Professional fees paid for services rendered in connection with the
Chapter 11 proceedings	$ (0.3)	-

See accompanying notes to condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 28, 2000

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

(2)      Petitions for Reorganization Under Chapter 11

On September 5, 2000, the Company and certain of its subsidiaries, as well as its Parent and certain of the Parent's subsidiaries, (collectively, the "Debtors") filed voluntary petitions for reorganization under chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware.  Therefore, the Debtors are operating their businesses as debtors-in-possession, subject to the jurisdiction of the bankruptcy court.  The Chapter 11 Cases are being jointly administered for procedural purposes only under Case No. 00-3514 (SLR).

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(2)      Petitions for Reorganization Under Chapter 11, continued

On September 5, 2000, the Debtors also filed with the bankruptcy court a proposed joint plan of reorganization (the "Plan") which is available for review.  Under the terms of certain lock-up agreements and as reflected in the Plan, certain lenders under the Bank Credit Facility (as discussed in more detail in Note 7) would have 72.5% of the borrowings aggregating approximately $348.0 million under the Bank Credit Facility re-instated, and would also receive common equity.  The Company's largest pre-petition lender with approximately $92.0 million under its Bank Credit Facility, E.N. Investment Company (a wholly-owned subsidiary of The Anschutz Corporation (together with E.N. Investment Company, "TAC")) would receive a combination of convertible preferred and common equity and warrants to purchase common stock of the Parent at a $10.00 per share strike price.  Holders of the Parent's Senior Subordinated Notes (the "Notes") will receive warrants to acquire common stock of the Parent a $10.00 per share strike price, allowing for ownership of up to 6.7% of the Parent should all warrants be exercised.  Other unsecured creditors would share in a pool of $2.5 million in cash.  Subsequent to the recapitalization of the Parent, "TAC" will own securities representing approximately 55% of the fully diluted ownership of the Parent.  TAC has also provided a $25.0 million debtor-in-possession credit facility (the "DIP Facility") to the Company as more fully described in Note 3.  Holders of the Parent's existing common stock would not receive any distribution under the Plan and such shares would be cancelled.  The bankruptcy court has scheduled a confirmation hearing on the Plan on January 22, 2001.

As debtors-in-possession, the Debtors are authorized to operate their businesses, but may not engage in transactions outside the ordinary course of business without approval, of the bankruptcy court.  As of the petition date, actions to collect pre-petition indebtedness have been stayed and other pre-petition contractual obligations may not be enforced against the Debtors.  In addition, the Debtors may reject executory contracts and unexpired leases, and parties affected by these rejections may file claims with the bankruptcy court in accordance with procedures set by the bankruptcy court and the Bankruptcy Code.  The bankruptcy court has set November 15, 2000 as the bar date for filing proofs of claim against the Debtors.

On September 6, 2000, and in conjunction with its Plan, the Company presented, among others, the following "First Day" motions, which the bankruptcy court approved:
    Payment of all pre-petition employee compensation, benefits, reimbursements, and withholding taxes, and the continued payment of these items;
    Assumption of all pre-petition film licensing agreements and other pre-petition amounts owed to studios, which will allow the Company to pay all pre-petition amounts owed to the studios in the ordinary course of business;
    Payment in whole or in part of the pre-petition amounts owing to certain other vendors, known as "Essential Trade Creditors", assuming such vendors continue to supply the Company in accordance with normal trade terms;
    Continued use of the Company's cash management system and accounts;
    Borrowings up to $15 million under the Company's $25.0 million DIP Facility;
    Rejection of 70 leases relating to theatres no longer being operated by the Company (Note 11).

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(2)      Petitions for Reorganization Under Chapter 11, continued

On September 25, 2000, final approval was granted to allow the Company to draw on the entire $25.0 million DIP Facility, which provides additional financing to pay, among other things: employee salaries and benefits, post-petition and certain pre-petition obligations of vendors, interest, fees, and other costs due under the Bank Credit Facility and the DIP Facility, professional fees, and permitted capital expenditures.

As permitted under the Bankruptcy Code and approved by the bankruptcy court, the Debtors have elected to reject certain real estate leases.  The Debtors have not yet completed their review of all pre-petition contracts and leases for assumption or rejection.  The Debtors will continue their analysis, and may assume or reject additional leases and other executory contracts.  For the thirty-nine weeks ended September 28, 2000, the Company has recorded a charge to income of $15.2 million relating to rejected leases.

The accompanying consolidated interim financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.  However, the uncertainty regarding the eventual outcome of the reorganization cases of the Debtors, and the effect of other unknown adverse factors, could threaten the Debtors' existence as going concerns.  Continuing on a going concern basis is dependent upon, among other things, the confirmation of a plan of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Debtors' obligations.  The accompanying condensed consolidated interim financial statements do not reflect (a) adjustments that may be necessary to present the realizable value of assets on a liquidation basis, (b) aggregate pre-petition liability amounts that may be allowed for claims or contingencies, or their status or priority, (c) the effect of any changes to the Debtors' capital structure or in their business operations as the result of a confirmed plan of reorganization, or (d) adjustments to the carrying value of assets or liability amounts that may be necessary as the result of actions by the bankruptcy court.

All costs and expenses associated with the Company's restructuring efforts incurred prior to the petition filing date have been reflected as pre-petition restructure expenses.  Such expenses consisted principally of professional fees paid to representatives of the Debtors, and professional fees incurred by the Company's lenders under the Bank Credit Facility and the holders of the Notes.

All costs and expenses incurred in connection with the Company's reorganization since the petition filing date through September 28, 2000 have been reflected as reorganization items in the accompanying consolidated statements of operations.  Through such date, the reorganization items consisted primarily of charges of $9.1 million resulting from the elimination of deferred loan costs relating to debt subject to compromise and $1.1 million for professional fees and other costs related to the Company's restructuring.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(3)     Debtor-in-Possession Financing

On September 25, 2000, the bankruptcy court gave final approval of the Company's DIP Facility, providing for borrowings of up to $25.0 million.  The DIP Facility is being provided by The Anschutz Corporation.  The DIP Facility provides additional funding for the Company's operating expenses, including employee salaries and benefits, payments to vendors, interest and certain other payments under the Bank Credit Facility and the DIP Facility, professional fees and permitted capital expenditures.  Under the terms of the DIP Facility, the revolving funds are available until the earliest of (i) June 5, 2001, (ii) the date on which the Plan becomes effective, or (iii) the date on which the commitment under the DIP Facility shall terminate or be reduced to zero under its terms.  Draws made under the DIP Facility bear interest at a rate equal to 3.25% above the 30-day LIBOR rate at the time of the draw.  The Company is required to pay a commitment fee of 0.5% on the unused portion of the DIP Facility.  The DIP Facility contains financial covenants requiring the maintenance of minimum cumulative Operating Cash Flow (as defined) and limiting capital expenditures, as well as negative covenants limiting additional indebtedness, liens and sales of assets.  At September 28, 2000, the Company had $10.0 million of availability under its DIP Facility.

(4)      Exit Financing

The Company is in final negotiations with a commercial bank for a commitment for a $35.0 million secured revolving credit facility to be made available after the Debtor's emergence from Chapter 11.  Proceeds of the facility would be used to repay borrowings under the Company's DIP Facility, for working capital, and for general corporate purposes

(5)      Sale and Leaseback Transactions

In December 1995, UATC and UAR entered into a sale and leaseback transaction (the "1995 Sale and Leaseback") whereby the buildings and land underlying 27 of their operating theatres and four theatres under development were sold to, and leased back from, an unaffiliated third party.  The 1995 Sale and Leaseback requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years.  The lease of the properties by UATC required UATC to enter into a Participation Agreement that requires UATC to comply with certain covenants including limitations on indebtedness and restrictions on payments.  Several of its properties included in the 1995 Sale and Leaseback have been determined by UATC be obsolete for theatre use.  UATC is currently in discussions with the owners of the properties with respect to acquiring certain of those obsolete properties with the proceeds from a simultaneous sale to third parties or through an exchange for another property.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(5)      Sale and Leaseback Transactions, continued

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

During 1999, UAR entered into one sale and leaseback transaction wherein proceeds of $5.4 million were received for the sale of one existing theatre, which was then leased to UATC.  The lease has a term of 20 years, with options to extend for up to 20 additional years.

(6)      Supplemental Disclosure of Cash Flow Information

Cash payments for interest were $35.4 million and $27.3 million for the thirty-nine weeks ended September 28, 2000 and September 30, 1999, respectively.

(7)      Debt

In March 1999 and September 1999, the Parent finalized the second and third amendments to its Bank Credit Facility with its lenders, including an advancement of the maturity date for part of the agreement, an increase in the LIBOR borrowing spread and additional loan security through mortgages on certain of UATC and UAR properties.  On or about April 12, 2000, the senior secured lenders under the Bank Credit Facility notified the holders of the Parent Senior Subordinated Notes of a default under the Bank Credit Facility on or about April 12, 2000 and blocked payment of the Senior Subordinated Notes for up to 180 days.  As a result, the Parent did not make interest payments aggregating approximately $13.6 million through September 28, 2000 on its Senior Subordinated Notes.  As a result of the existing defaults under the Bank Credit Facility and Senior Subordinated Notes (and certain cross-default provisions in UATC's other debt), UATC classified its Bank Credit Facility outstanding at December 30, 1999, as current.

As a result of the Company's Chapter 11 filing as previously discussed in Note 2, substantially all of the Company's debt as of the Petition Date, including amounts due under the Bank Credit Facility, are classified at September 28, 2000 as liabilities subject to compromise.  The Company, its Parent, lenders holding 98.08% of the total principal amount and 83.3% in number of outstanding claims under the Bank Credit Facility, and holders of 73.6% of the outstanding principal value of the Senior Subordinated Notes have entered into lock-up agreements which require those lenders to vote in favor of the Plan.  Moreover, the remaining lenders under the Bank Credit Facility have given irrevocable voting instructions to their agent to act in accordance with those lenders who have signed the lock-up agreements.  The terms of the lock-up agreements as they pertain to the Plan are further described in Note 2.  Until the Company emerges from Chapter 11, the Company is required to remain current on interest payments under the Bank Credit Facility and no interest payments will be made on the Parent's Senior Subordinated Notes.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(7)      Debt, continued

Debt is summarized as follows (amounts in millions):

	Sept. 28, 2000	December 30, 1999
Bank Credit Facility (a)	$437.1	437.7
Debtor-in-Possession (Note 3)	15.0	-
Other (b)	7.8	8.9
	459.9	446.6
Less amounts subject to compromise	(440.2)	-
Less current portion	(15.4)	(442.0)
	$ 4.3	4.6

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

Borrowings under the Bank Credit Facility provide for interest to be accrued at varying rates depending on the ratio of indebtedness to annualized operating cash flow, as defined.  Interest is payable at varying dates depending on the type of rate selected by the Parent, but no less frequently than once each 90 days.  The weighted average interest rate at September 28, 2000 was 11.1%.

The Bank Credit Facility is guaranteed, on a joint and several basis, by UATC, UAR and Prop I.  The Bank Credit Facility is secured by, among other things, the capital stock of UATC, UAR, Prop I and certain other subsidiaries of the Parent, by mortgages on certain of UATC's and Prop I's properties, and by an intercompany note from UATC to its Parent established with respect to borrowings by UATC from its Parent.

The Bank Credit Facility contains provisions that require the Parent to maintain certain financial ratios and places limitations on, among other things, capital expenditures, additional indebtedness, disposition of assets and restricted payments.

(b)

Other debt at September 28, 2000, consists of various term loans, mortgage notes, capital leases and other borrowings.  This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through March 1, 2006.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(7)      Debt, continued

At September 28, 2000, UATC was party to 7.5% interest rate cap agreements on $150.0 million of floating rate debt, expiring at December 31, 2000.  Prior to February 25, 2000, UATC was party to interest rate collar agreements on $150.0 million of floating rate debt which provided for a LIBOR interest rate cap of 6% and LIBOR interest rate floors of approximately 5 1/2%. UATC sold that collar for $1.4 million and reset the cap agreements.  The $1.4 million gain has been deferred and will be recorded as a reduction to interest expense over the original term of the interest rate collar agreements.  UATC is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements.  As UATC has historically received payments relating to its various interest hedge agreements, it does not anticipate such non-performance in the future.  Amounts paid to the counterparties to the interest collar and interest rate cap agreements are recorded as an increase to interest expense and amounts received from the counterparties to the interest rate collar agreements are recorded as a reduction of interest expense.

At September 28, 2000, the Parent had approximately $2.7 million of Revolving Facility commitments, all of which has been used for the issuance of letters of credit.  The Parent pays commitment fees of 5/8% per annum on the average unused commitments.  Should these letters of credit be called, they will be included in liabilities subject to compromise.

The primary source of principal and interest payments related to the Bank Credit Facility and the Senior Subordinated Notes comes from payments by UATC to the Parent.  The amount of payments by UATC to the Parent in order to service the Senior Subordinated Notes may be limited from time to time by covenants included in the Participation Agreement relating to the 1995 Sale and Leaseback.

Interest, net includes amortization of deferred loan costs of $0.4 million and $0.3 million for the thirteen weeks ended September 28, 2000 and September 30, 1999, respectively and $1.3 million and $0.8 million for the thirty-nine weeks ended September 28, 2000 and September 30, 1999, respectively.  Additionally, interest, net includes interest income of $1.6 million and $1.4 million for the thirteen weeks ended September 28, 2000 and September 30, 1999, respectively and $4.7 million and $5.1 million for the thirty-nine weeks ended September 28, 2000 and September 30, 1999, respectively.  As discussed in Note 2, the remaining deferred loan costs on debt subject to compromise were written off as a Reorganization item subsequent to the petition filing date.

(8)     Liabilities Subject to Compromise

Certain claims against the Company in existence prior to the filing of the petitions for relief under Chapter 11 of the Bankruptcy Code are stayed while the Company is operating their businesses as debtors-in-possession.  These pre-petition claims are reflected in the September 28, 2000 balance sheet as "liabilities subject to compromise".  Liabilities subject to compromise consist of the following (in millions):

Accounts trade payable and other	$41.5
Debt	440.2
Lease exit costs	41.5
Total liabilities subject to compromise	$523.2

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(8)     Liabilities Subject to Compromise, continued

Additional liabilities subject to compromise may arise subsequent to the petition filing date resulting from rejection of executory contracts, including leases, and from the determination by the bankruptcy court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

(9)      Disclosures about Fair Value of Financial Instruments

The carrying amount and estimated fair value of UATC's financial instruments at September 28, 2000 are summarized as follows (amounts in millions):

	Carrying	Estimated
	Amount	Fair Value
Bank Credit Facility and Other Debt	$ 459.9	327.7

Bank Credit Facility and Other Debt: The fair value of UATC's borrowings under the Bank Credit Facility is estimated based upon dealer quotes at September 28, 2000.  Other debt approximates fair value.

Interest Rate Cap Agreements:  The fair value of UATC's interest rate cap agreements is nominal.

(10)    Related Party Transactions

UATC leases certain of its theatres from UAR and Prop I in accordance with two master leases.  The leases provide for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre.  The lease arrangement with Prop I was entered into in conjunction with the placement of mortgage debt financing in 1988.  In order to fund the cost of additions and/or renovations to the theatres leased by UATC from UAR or Prop I, UATC has periodically made advances to UAR.  Interest on the advances accrues at the prime rate and amounted to $1.5 million and $1.3 million for the thirteen weeks ended September 28, 2000 and September 30, 1999 , respectively and $4.5 million and $3.9 million for the thirty-nine weeks ended September 28, 2000 and September 30, 1999, respectively.

(11)    Asset Impairment, Lease Exit, and Restructure Costs

The following table shows the detailed components of the expenses in the asset impairment, lease exit and restructure costs (amounts in millions):

	Thirteen Weeks		Thirty-Nine Weeks
	Ended		Ended
	Sept. 28, 2000	Sept. 30, 1999	Sept. 28, 2000	Sept. 30, 1999
Asset impairments	$18.9	16.2	$34.7	25.4
Lease exit costs	8.2	-	15.2	-
Restructure costs	3.0	-	6.0	-
	$30.1	16.2	$55.9	25.4

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(11)    Asset Impairment, Lease Exit, and Restructure Costs, continued

Asset Impairment

UATC accounts for its long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."  For the thirty-nine weeks ended September 28, 2000 and September 30, 1999, UATC recorded non-cash charges for the impairment of its long-lived assets of $34.7 million and $25.4 million, respectively.  These non-cash charges relate to the difference between the historical book value of the individual theatres (in some cases groups of theatres) and the undiscounted cash flow expected to be received from the operation or future sale of the individual theatres (or groups of theatres).

Lease Exit

During 2000 and 1999, UATC continued to implement a strategy intended to identify and divest of under-performing and non-strategic theatres and properties.  In December 1999, management formalized a plan initiated in 1997 to dispose of under performing leased properties and under utilized real estate.  The plan included 55 operating theatres (371 screens), five other properties, and leases covering 18 closed theatres.  The exit plan is focused on lease termination negotiations and there are no other significant actions necessary to complete the plan.  In December 1999, UATC hired a consultant to facilitate negotiations of lease terminations with landlords.  As part of the disposition plan UATC recorded estimated lease termination costs of $17.9 million in fourth quarter of 1999.  During the thirty-nine weeks ended September 28, 2000, United Artists added 52 theatres (311 screens) to its Plan, closed 51 theatres (313 screens), renegotiated 4 leases (53 screens) and terminated leases or sold parcels of real estate on a total of thirteen locations.  Set forth below is a summary of the plan activity during the thirty-nine weeks ended September 28, 2000:

Operating Theatres	Non-Theatre Properties	Closed Theatres	Total Properties
Balance at 12/30/99	55	5	18	78
Properties added to plan	48	-	4	52
Theatre closures	(51)	-	51	-
Lease terminations/asset sales	-	(1)	(12)	(13)
Leases renegotiated	(4)	-	-	(4)
Leases for non-operating facilities	-	-	9	9
Balance at 09/28/00	48	4	70	122

Included in the 48 operating theatres are ten theatres which are owned and twelve locations leased under the sale and leaseback transactions discussed in Note 5.  The remainder are leased properties which are being further evaluated and/or are the subject of lease renegotiations, and it is likely that certain of these leases will be rejected as part of the Chapter 11 reorganization, if such leases are not renegotiated so as to allow for profitable operations for the foreseeable future.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(11)    Asset Impairment, Lease Exit, and Restructure Costs, continued

Activity in the reserve account for the thirty-nine weeks ended September 28, 2000 is summarized as follows (amounts in millions):

Reserve for Lease Termination Costs	Operating Theatres	Closed Theatres	Total
Balance at December 30, 1999	$17.9	$6.2	$24.1
Payments	(0.2)	(1.0)	(1.2)
Adjustment of estimates	(0.9)	8.9	8.0
Theatre closures	(15.3)	15.3	-
Reclass of reserve for discontinued operations	-	2.2	2.2
Additional reserve	4.3	4.1	8.4
Balance at September 28, 2000	$ 5.8	$35.7	$41.5

Restructure Costs

As more fully discussed in Note 2, UATC's Parent has negotiated a debt/equity recapitalization plan with its Bank Credit Facility lenders and Senior Subordinated Note holders as part of its Plan.  Costs incurred for this restructuring, exclusive of those amounts incurred subsequent to the petition date which are classified as Reorganization items in the accompanying statement of operations, were $6.0 million for the thirty-nine weeks ended September 28, 2000.

(12)    Discontinued Operations

During 1998, UATC established a plan to dispose of its entertainment center business operations.  Liabilities of the discontinued operations were $2.2 million at September 28, 2000, related to estimated costs necessary to terminate three remaining leases and settle remaining litigation related to the entertainment centers.  These liabilities are included within liabilities subject to compromise.

(13)    Income Taxes

UATC and each of its 80% or more owned subsidiaries are included in the Parent's consolidated federal income tax returns. Pursuant to a tax sharing agreement with the Parent, UATC and each of its 80% or more owned consolidated subsidiaries are allocated a portion of the Parent's current federal income tax expense (benefit). Such allocations are determined as if UATC and each of its 80% or more owned consolidated subsidiaries were separate tax paying entities within the consolidated group. For the thirty-nine weeks ended September 28, 2000 and September 30, 1999, UATC and each of its 80% or more owned consolidated subsidiaries were allocated no current federal income tax expense (benefit) pursuant to such tax sharing agreement as a result of the group's overall net loss position.

Consolidated subsidiaries in which UATC owns less than 80% file separate federal income tax returns. The current and deferred federal and state income taxes of such subsidiaries are calculated on a separate return basis and are included in the accompanying condensed consolidated financial statements of UATC.

The Internal Revenue Service recently concluded an audit of the Parent's tax returns for the years ended December 31, 1995, 1996 and 1997.  As a result of the audit, the Parent's net operating loss carry forward was adjusted.  Through December 30, 1999, the Parent had a net operating loss carry forward for federal income tax purposes of approximately $250.9 million.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(14)    Segment Information

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

The following table presents certain information relating to the Theatre Operations, In-Theatre Advertising and STN segments for the thirteen weeks ended September 28, 2000 and September 30, 1999 (amounts in millions):
	Theatre	In-Theatre
	Operations	Advertising	STN	Total

For the thirteen weeks ended September 28, 2000
Revenue	$145.9	2.6	0.9	149.4
Operating income (loss)	(24.1)	2.2	0.2	(21.7)
Depreciation and amortization	10.4	-	0.1	10.5
Assets	453.6	1.5	3.9	459.0
Capital expenditures	2.9	-	-	2.9

For the thirteen weeks ended September 30, 1999
Revenue	$176.7	2.1	1.2	180.0
Operating income (loss)	(5.3)	1.8	-	(3.5)
Depreciation and amortization	12.9	-	0.3	13.2
Assets	534.6	1.5	3.9	540.0
Capital expenditures	16.5	-	-	16.5

For the thirty-nine weeks ended September 28, 2000
Revenue	$403.1	7.1	2.9	413.1
Operating income (loss)	(56.0)	6.4	0.8	(48.8)
Depreciation and amortization	32.5	-	0.1	32.6
Assets	453.6	1.5	3.9	459.0
Capital expenditures	18.0	-	-	18.0

For the thirty-nine weeks ended September 30, 1999
Revenue	$471.9	6.4	3.8	482.1
Operating income (loss)	(23.6)	5.8	(0.1)	(17.9)
Depreciation and amortization	38.0	0.1	0.9	39.0
Assets	534.6	1.5	3.9	540.0
Capital expenditures	40.0	-	-	40.0

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(15)    Comprehensive Income

Separate statements of comprehensive income have not been presented in these financial statements as the only reconciling item between net loss as reflected in the statements of operations and comprehensive income would be the change in UATC's unrealized holding gain.  For the thirty-nine weeks ended September 28, 2000, the change in unrealized holding gain was $1.6 million.

(16)    Condensed Consolidating Financial Statements of the Company

Set forth below are condensed consolidating financial statements of the Company as of and for the thirteen and thirty-nine weeks ended September 28, 2000.  Such financial statements present the financial position and results of operations of UATC and those of its subsidiaries included within the Debtors (the "UATC Debtors"), as well as the entities not in reorganization.  The financial position and results of operations of the UATC Debtors are shown on a combined basis under the caption entitled "Entities in Reorganization".  The financial position and results of operations of subsidiaries not in reorganization are shown separately under the caption entitled "Entities Not in Reorganization".  Eliminations in consolidation are shown under the caption entitled "Eliminations".

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

Condensed Consolidating Balance Sheets (in millions) (Unaudited)

	September 28, 2000
	Entities in	Entities Not in
Assets	Reorganization	Reorganization	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$5.4	1.0	-	6.4
Receivables, net	4.1	1.8	-	5.9
Prepaid expenses and concession inventory	16.2	0.4	-	16.6
Other assets	0.2	-	-	0.2
Total current assets	25.9	3.2	-	29.1

Investments and related receivables	30.4	1.6	(29.0)	3.0

Property and equipment, at cost:
Land	4.6	8.0	-	12.6
Theatre buildings, equipment and other	550.4	28.4	-	578.8
	555.0	36.4	-	591.4
Less accumulated depreciation and amortization	(263.7)	(12.1)	-	(275.8)
	291.3	24.3	-	315.6

Intangible assets, net	36.0	7.3	-	43.3
Other assets, net	72.0	2.9	(6.9)	68.0
	$455.6	39.3	(35.9)	459.0

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$39.7	0.9	-	40.6
Accrued and other liabilities	22.5	2.2	(0.1)	24.6
Current portion of long-term debt	15.0	0.4	-	15.4
Total current liabilities	77.2	3.5	(0.1)	80.6

Other liabilities	25.4	(0.3)	-	25.1
Debt	0.3	10.8	(6.8)	4.3
Intercompany	12.7	(6.9)	(5.8)	-
Total liabilities not subject to compromise	115.6	7.1	(12.7)	110.0

Liabilities subject to compromise	523.2	-	-	523.2

Total liabilities	638.8	7.1	(12.7)	633.2

Minority interests in equity of consolidated
Subsidiaries	-	5.4	-	5.4

Stockholders' equity (deficit):
Common stock	0.3	(0.3)	-	-
General Partners Capital	-	18.3	(18.3)	-
Additional paid-in capital	264.6	26.2	(0.9)	289.9
Accumulated deficit	(447.1)	(17.4)	(4.0)	(468.5)
Intercompany account	(1.0)	-	-	(1.0)
Total stockholders' equity (deficit)	(183.2)	26.8	(23.2)	(179.6)
	$ 455.6	39.3	(35.9)	459.0

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

Condensed Consolidating Statements of Operations (in millions) (Unaudited)
	Thirty-Nine Weeks Ended September 28, 2000
	Entities in	Entities Not in
	Reorganization	Reorganization	Eliminations	Consolidated
Revenue:
Admissions	$268.3	11.8	-	280.1
Concession sales	112.5	4.2	-	116.7
Other	15.6	0.7	-	16.3
	396.4	16.7	-	413.1
Costs and expenses:
Film rental and advertising expenses	147.5	6.0	-	153.5
Direct concession costs	13.8	0.5	-	14.3
Occupancy expense	62.0	1.0	-	63.0
Other operating expenses	120.7	5.2	-	125.9
Affiliate lease rentals	0.4	-	-	0.4
General and administrative	15.4	0.9	-	16.3
Depreciation and amortization	30.4	2.2	-	32.6
Asset impairment, lease exit, and
Restructure costs	49.2	6.7	-	55.9
	439.4	22.5	-	461.9

Operating loss	(43.0)	(5.8)	-	(48.8)

Other income (expense):
Interest, net	(32.5)	-	-	(32.5)
Gain on disposition of assets	2.2	12.4	-	14.6
Equity in earnings of subsidiaries	6.2	-	(6.2)	-
Minority interests in earnings of
Consolidated subsidiaries	-	(2.0)	(0.2)	(2.2)
Other, net	(1.2)	-	-	(1.2)
	(25.3)	10.4	(6.4)	(21.3)

Income (loss) before reorganization items and income
tax expense	(68.3)	4.6	(6.4)	(70.1)

Reorganization items:
Professional fees	(1.1)	-	-	(1.1)
Deferred loan costs	(9.1)	-	-	(9.1)
	(10.2)	-	-	(10.2)

Income (loss) before income tax expense	(78.5)	4.6	(6.4)	(80.3)

Income tax expense	-	(0.6)	-	(0.6)

Net income (loss)	$ (78.5)	4.0	(6.4)	(80.9)

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

Condensed Consolidating Statements of Operations (in millions) (Unaudited)
	Thirteen Weeks Ended September 28, 2000
	Entities in	Entities Not in
	Reorganization	Reorganization	Eliminations	Consolidated
Revenue:
Admissions	$96.8	4.5	-	101.3
Concession sales	40.8	1.6	-	42.4
Other	5.5	0.2	-	5.7
	143.1	6.3	-	149.4
Costs and expenses:
Film rental and advertising expenses	54.1	2.4	-	56.5
Direct concession costs	4.9	0.2	-	5.1
Occupancy expense	19.9	0.4	-	20.3
Other operating expenses	41.1	1.8	-	42.9
Affiliate lease rentals	0.1	-	-	0.1
General and administrative	5.3	0.3	-	5.6
Depreciation and amortization	9.8	0.7	-	10.5
Asset impairment, lease exit, and
restructure costs	24.5	5.6	-	30.1
	159.7	11.4	-	171.1

Operating loss	(16.6)	(5.1)	-	(21.7)

Other income (expense):
Interest, net	(11.2)	-	-	(11.2)
Gain on disposition of assets	(0.8)	7.4	-	6.6
Equity in earnings of subsidiaries	6.2	-	(6.2)	-
Minority interests in earnings of
consolidated subsidiaries	-	(1.8)	-	(1.8)
Other, net	(1.8)	-	-	(1.8)
	(7.6)	5.6	(6.2)	(8.2)
Income (loss) before reorganization items and income
tax expense	(24.2)	0.5	(6.2)	(29.9)

Reorganization items:
Professional fees	(1.1)	-	-	(1.1)
Deferred loan costs	(9.1)	-	-	(9.1)
(10.2)		-	-	(10.2)

Income (loss) before income tax expense	(34.4)	0.5	(6.2)	(40.1)

Income tax expense	(0.1)	-	-	(0.1)

Net income (loss)	$ (34.5)	0.5	(6.2)	(40.2)

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

Condensed Consolidated Statements of Cash Flow (in millions) (Unaudited)
	Thirty-Nine Weeks Ended September 28, 2000
	Entities in	Entities not in
	Reorganization	Reorganzation	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(13.9)	4.7	(6.2)	(15.4)

Cash flow from investing activities:
Capital expenditures	(17.8)	(0.2)	-	(18.0)
Proceeds from disposition of assets	3.8	11.9	-	15.7
Early lease termination payments	(0.5)	-	-	(0.5)
Other, net	9.3	6.5	(17.3)	(1.5)
Net cash provided by investing activities	(5.2)	18.2	(17.3)	(4.3)

Cash flow from financing activities:
Debt borrowings under DIP Facility	15.0	-	-	15.0
Debt repayments on pre-petition debt	(1.4)	(0.3)	-	(1.7)
Dividend to Parent	(1.3)	-	-	(1.3)
Decrease in cash overdraft	(2.8)	-	-	(2.8)
Other, net	(0.5)	(23.5)	23.5	(0.5)
Increase (decrease) in related party receivable	(0.4)	1.8	-	1.4
Net cash provided (used) by financing activities	8.6	(22.0)	23.5	10.1

Net increase (decrease) in cash	(10.5)	0.9	-	(9.6)

Cash and cash equivalents:
Beginning of period	15.9	0.1	-	16.0

End of period	$ 5.4	1.0	-	6.4

Reconciliation of net income (loss) to net cash used in
operating activities:
Net loss	$(78.5)	4.0	(6.4)	(80.9)
Discontinued operations	(0.2)	-	-	(0.2)
Effect of leases with escalating minimum annual rentals	3.6	-	-	3.6
Depreciation and amortization	30.4	2.2	-	32.6
Provisions for impairments and lease exit costs	43.2	6.7	-	49.9
Reorganization items	9.1	-	-	9.1
Gain on disposition of assets	(2.2)	(12.4)	-	(14.6)
Minority interests in earnings of consolidated subsidiaries	-	2.0	0.2	2.2
Change in assets and liabilities:
Receivables	1.4	-	-	1.4
Prepaid expenses and concession inventory	(0.4)	0.2	-	(0.2)
Other assets	(0.2)	-	-	(0.2)
Accounts payable	(12.7)	(0.9)	-	(13.6)
Accrued and other liabilities	(7.4)	2.9	-	(4.5)
Net cash provided by (used in) operating activities	$ (13.9)	4.7	(6.2)	(15.4)

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(17)    Commitments and Contingencies

UATC is involved in various pending and threatened legal proceedings involving allegations concerning contract breaches, torts, employment matters, environmental issues, anti-trust violations, local tax disputes, and miscellaneous other matters.  In addition, there are various claims against UATC relating to certain of the leases held by UATC.  Substantially all of these proceedings and claims have been stayed as a result of the Chapter 11 filings.  Although it is not possible to predict the outcome of these proceedings, if UATC's restructuring efforts are unsuccessful and judgements against UATC are obtained in such proceedings, there could result a material adverse effect on UATC's financial position, liquidity and results of operations.

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

On September 5, 2000, the Company and certain of its subsidiaries, as well as its Parent and certain of the Parent's subsidiaries, (collectively, the "Debtors") filed voluntary petitions for reorganization under chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware.  Therefore, the Debtors are operating their businesses as debtors-in-possession, subject to the jurisdiction of the bankruptcy court.  The Chapter 11 Cases are being jointly administered for procedural purposes only under Case No. 00-3514 (SLR).

On September 5, 2000, the Debtors also filed with the bankruptcy court a proposed joint plan of reorganization (the "Plan") which is available for review.  Under the terms of certain lock-up agreements and as reflected in the Plan, certain lenders under the Bank Credit Facility (as discussed in more detail in Note 7) would have 72.5% of the borrowings aggregating approximately $348.0 million under the Bank Credit Facility re-instated, and would also receive common equity.  The Company's largest pre-petition lender with approximately $92.0 million under its Bank Credit Facility, E.N. Investment Company (a wholly-owned subsidiary of The Anschutz Corporation (together with E.N. Investment Company, "TAC")) would receive a combination of convertible preferred and common equity and warrants to purchase common stock of the Parent at a $10.00 per share strike price.  Holders of the Parent's Senior Subordinated Notes (the "Notes") will receive warrants to acquire common stock of the Parent a $10.00 per share strike price, allowing for ownership of up to 6.7% of the Parent should all warrants be exercised.  Other unsecured creditors would share in a pool of $2.5 million in cash.  Subsequent to the recapitalization of the Parent, "TAC" will own securities representing approximately 55% of the fully diluted ownership of the Parent.  TAC has also provided a $25.0 million debtor-in-possession credit facility (the "DIP Facility") to the Company as more fully described in Note 3.  Holders of the Parent's existing common stock would not receive any distribution under the Plan and such shares would be cancelled.  The bankruptcy court has scheduled a confirmation hearing on the Plan on January 22, 2001.

As debtors-in-possession, the Debtors are authorized to operate in the ordinary course of business, but may not engage in transactions outside the ordinary course of business without approval, of the bankruptcy court.  As of the petition date, actions to collect pre-petition indebtedness have been stayed and other pre-petition contractual obligations may not be enforced against the Debtors.  In addition, the Debtors may reject executory contracts and unexpired leases, and parties affected by these rejections may file claims with the bankruptcy court in accordance with procedures set by the bankruptcy court and the Bankruptcy Code.  The bankruptcy court has set November 15, 2000 as the bar date for filing proofs of claim against the Debtors.

On September 6, 2000, and in conjunction with its Plan the Company presented the following "First Day" motions, which the bankruptcy court approved:

  Payment of all pre-petition employee compensation, benefits, reimbursements, and withholding taxes, and the continued payment of these items;
  Assumption of all pre-petition film licensing agreements and other pre-petition amounts owed to studios, which will allow the Company to pay all pre-petition amounts owed to the studios in the ordinary course of business;
  Payment in whole or in part of the pre-petition amounts owing to certain other vendors, known as "Essential Trade Creditors", assuming such vendors continue to supply the Company in accordance with normal trade terms;
  Continued use of the Company's cash management system and accounts;
  Borrowings up to $15 million under the Company's $25.0 million DIP Facility;
  Rejection of 70 leases relating to theatres no longer being operated by the Company.

On September 25, 2000, final approval was granted to allow the Company to draw on the entire $25.0 million DIP Facility, which provides additional financing to pay, among other things: employee salaries and benefits, post-petition and certain pre-petition obligations of vendors, interest, fees, and other costs due under the Bank Credit Facility and the DIP Facility, professional fees, and permitted capital expenditures.

A discussion of the results of operations of each of the Company's three segments follows.

Theatre Operations Segment

Thirteen and Thirty-Nine Weeks Ended September 28, 2000 and September 30, 1999

The following table summarizes certain operating data of UATC's Theatre Operations Segment (1) for the thirteen and thirty-nine weeks ended September 28, 2000 and September 30, 1999 (dollars in millions, except admissions per weighted average operating theatre, admissions per weighted average operating screen and concession sales per weighted average operating theatre):

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
			%			%
	Sept. 28, 2000	Sept. 30, 1999	Increase (Decrease)	Sept. 28, 2000	Sept. 30, 1999	Increase (Decrease)
Operating Theatres (1)
Revenue:
Admissions	$101.3	125.2	(19.1)%	280.1	332.9	(15.9)%
Concession sales	42.4	49.5	(14.3)	116.7	133.1	(12.3)
Other	2.2	2.1	4.8	6.3	5.9	6.8
Operating Expenses:
Film rental and advertising expenses	56.5	69.6	(18.8)	153.5	186.4	(17.7)
Concession costs	5.1	6.7	(23.9)	14.3	17.8	(19.7)
Occupancy expense	20.4	24.1	(15.4)	63.4	72.5	(12.6)
Other Operating Expenses:
Personnel expense	21.8	25.0	(12.8)	64.8	73.4	(11.7)
Miscellaneous operating expense	20.3	22.0	(7.7)	58.7	65.0	(9.7)

Weighted Avg. Operating Theatres (2)	233	303	(23.1)	240	310	(22.6)
Weighted Avg. Operating Screens (2)	1,723	2,095	(17.8)	1,762	2,136	(17.5)
Weighted Avg. Screens Per Theatre	7.4	6.9	7.2	7.3	6.9	5.8

Admissions Per Weighted Average
Operating Theatre	434,568	413,091	5.2	1,167,255	1,073,856	8.7
Admissions Per Weighted Average
Operating Screen	58,766	59,745	(1.6)	158,990	155,850	2.0
Concession Sales Per Weighted
Average Operating Theatre	181,885	163,469	11.3	486,173	429,477	13.2

(1) The operating theatres include revenue and expenses of all theatres operated by UATC which are more than 50% owned.

(2) Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.

Revenue from Operating Theatres

Admissions:  The following table summarizes certain statistics pertinent to an analysis of admissions revenue:

	Thirteen Weeks Ended September 28, 2000 Compared to Thirteen Weeks Ended September 30, 1999	Thirty-Nine Weeks Ended September 28, 2000 Compared to Thirty-Nine Weeks Ended September 30, 1999
Percentages change in:
Admissions	(19.1)%	(15.9)%
Caused by:
Attendance declines	(22.7)	(19.4)
Price increases	4.6	4.5

Weighted average theatres	(23.1)	(22.6)
Weighted average screens	(17.8)	(17.5)

Admissions revenue per:
Weighted average theatre	5.2	8.7
Weighted average screen	(1.6)	2.0

As shown above, the declines in admissions revenue during the thirteen and thirty-nine weeks ended September 28, 2000 as compared to the thirteen and thirty-nine weeks ended September 30, 1999 are the result of declines in attendance, partially offset by increases in the average ticket price.  The attendance declines were caused by (1) decreases in weighted average operating theatres and screens as shown above, (2) continuing adverse impact on attendance at certain of UATC's older theatres due to the opening of new stadium seating theatres by UATC's competitors in certain markets, and (3) a decline in industry attendance resulting from a weaker film release schedule during the summer season and early fall of 2000.  The decreases in weighted average operating theatres and screens are the result of closures and sales of under-performing theatres as further discussed in "Theatres Targeted for Disposition or Lease Renegotiation".  The increase in average ticket prices is primarily due to selective price increases during the summer and holiday periods in 1999, and during May 2000.  The closure of under-performing theatres during the last thirty-nine weeks resulted in admissions revenue per weighted average theatre to increase during the thirteen and thirty-nine weeks ended September 28, 2000 as compared to the thirteen and thirty-nine weeks ended September 30, 1999.  Additionally, during the thirteen weeks ended September 28, 2000 the aggregate number of screens operated by the industry in North America also declined.

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

Concession sales:  Concession sales revenue decreased 14.3% and 12.3%, respectively, during the thirteen and thirty-nine weeks ended September 28, 2000 as compared to the thirteen and thirty-nine weeks ended September 30, 1999.  These decreases are the result of the decreased attendance discussed above, partially offset by increases in average concession sales per patron of 10.8% and 8.9%, respectively, during the thirteen and thirty-nine weeks ended September 28, 2000 as compared to the thirteen and thirty-nine weeks ended September 30, 1999.  The increases in concession sales per patron related primarily to:

  Certain selective price increases during 1999 and 2000,
  Additional specialty concession menu items,
  Increased emphasis on sales staff training,
  The opening of new theatres with more efficient concession operations and the closure or sale of older, smaller theatres with less efficient concession operations.

Other:  Other Theatre Operations segment revenue is derived primarily from electronic video games located in theatre lobbies, theatre screening and commercial rentals, and other miscellaneous sources.  Other revenue increased 4.8% and 6.8%, respectively, during the thirteen and thirty-nine weeks ended September 28, 2000 as compared to the thirteen and thirty-nine weeks ended September 30, 1999.  These increases are primarily due to higher revenue results from miscellaneous sources along with $0.3 million received in February 2000 as reimbursement for lost revenues related to a property condemnation at one theatre.

Operating Expenses from Operating Theatres

Film rental and advertising expenses:  Film rental and advertising expenses decreased 18.8% and 17.7%, respectively, during the thirteen and thirty-nine weeks ended September 28, 2000 as compared to the thirteen and thirty-nine weeks ended September 30, 1999.  These decreases were primarily the result of the decrease in admissions revenue discussed above.  Film rental and advertising expenses as a percentage of admissions revenue were 55.8% and 55.6% for the thirteen weeks ended September 28, 2000 and September 30, 1999, respectively, and 54.8% and 56.0% for the thirty-nine weeks ended September 28, 2000 and September 30, 1999, respectively.  This decrease in film rental and advertising expenses as a percentage of admissions revenue for the thirty-nine weeks ended September 28, 2000 related primarily to the higher than average film terms associated with certain films released in the early summer of 1999 and a significant reduction in the size and number of directory advertisements in some major markets.

Concession costs:  Concession costs include direct concession product costs and concession promotional expenses.  Such costs decreased 23.9% and 19.7%, respectively, during the thirteen and thirty-nine weeks ended September 28, 2000 as compared to the thirteen and thirty-nine weeks ended September 30, 1999.  These decreases were primarily the result of the decrease in concession sales revenue discussed above.  Concession costs as a percentage of concession sales revenue were 12.1% and 13.5% for the thirteen weeks ended September 28, 2000 and September 30, 1999, respectively, and 12.2% and 13.4%, for the thirty-nine weeks ended September 28, 2000 and September 30, 1999, respectively.  These decreases are due to price reductions from certain concession vendors, reduced concession promotional costs, and the effect of certain selective concession price increases discussed above.

Occupancy expense:  UATC's typical theatre lease arrangement provides for a base rental as well as contingent rentals that are a function of the underlying theatre's revenue over an agreed upon breakpoint.  Occupancy expense decreased 15.4% and 12.6%, respectively, during the thirteen and thirty-nine weeks ended September 28, 2000 as compared to the thirteen and thirty-nine weeks ended September 30, 1999.  These decreases are related to the sale or closure of under-performing theatres, partially offset by base rentals on newly opened theatres.  Occupancy expense includes non-cash charges relating to the effect of escalating leases which have been "straight-lined" for accounting purposes of $1.2 million and $3.6 million, respectively, for the thirteen and thirty-nine weeks ended September 28, 2000 and the thirteen and thirty-nine weeks ended September 30, 1999.

Personnel expense:  Personnel expense includes the salary and wages of the theatre managers and all theatre staff, commissions on concession sales, payroll taxes and employee benefits.  Personnel expense decreased 12.8% and 11.7%, respectively, during the thirteen and thirty-nine weeks ended September 28, 2000 as compared to the thirteen and thirty-nine weeks ended September 30, 1999.  This decrease in personnel expense was primarily due to a reduction in the number of operating theatres and more efficient staffing, partially offset by an increase in hourly wage of 3.2% and 3.0%, respectively, during the thirteen and thirty-nine weeks ended September 28, 2000 as compared to the thirteen and thirty-nine weeks ended September 30, 1999.  The increase in hourly wage relates primarily to wage competition among retailers and the low unemployment rate.

Miscellaneous operating expenses:  Miscellaneous operating expenses consist of utilities, repairs and maintenance, insurance, real estate and other taxes, supplies and other miscellaneous operating expenses.  Miscellaneous operating expenses decreased 7.7% and 9.7%, respectively, during the thirteen and thirty-nine weeks ended September 28, 2000 as compared to the thirteen and thirty-nine weeks ended September 30, 1999.  These decreases were primarily the result of sale or closure of under-performing theatres and the related decline in repair and maintenance, supply, insurance, pre-opening advertising and common area maintenance expenses, partially offset by higher real estate taxes at certain theatres.

Theatres Targeted for Disposition or Lease Renegotiation

During 2000, UATC continued to pursue a strategy intended to identify and divest of or renegotiate the leases of under-performing and non-strategic theatres and properties.  In December 1999, management formalized a plan initiated in 1997 to dispose of under performing leased properties and under utilized real estate.  The plan included 55 operating theatres (371 screens), 12 other properties, and leases covering 18 closed locations.  The exit plan is focused on lease termination negotiations and there are no other significant actions necessary to complete the plan.  In December 1999, UATC hired a consultant to facilitate negotiations of lease terminations with landlords. As part of the disposition plan UATC recorded estimated lease termination costs of $17.9 million in the fourth quarter of 1999.  During the thirty-nine weeks ended September 28, 2000 UATC added 52 theatres (311 screens), closed 51 theatres (313 screens), renegotiated 4 leases (53 screens), terminated leases or sold parcels of real estate on a total of thirteen locations.  Set forth below is a summary of the plan activity during the thirty-nine weeks ended September 28, 2000:

	Operating Theatres	Non-Theatre Properties	Closed Theatres	Total Properties
Balance at 12/30/99	55	5	18	78
Properties added to plan	48	-	4	52
Theatre Closures	(51)	-	51	-
Lease terminations/asset sales	-	(1)	(12)	(13)
Leases renegotiated	(4)	-	-	(4)
Leases for non-operating facilities	-	-	9	9
Balance at 09/28/00	48	4	70	122

Included in the 48 operating theatres are ten theatres which are owned and twelve locations leased under the sale and leaseback transactions discussed in Note 5 to the Condensed Consolidated Financial Statements.  The remainder are leased properties which are being further evaluated and/or are the subject of lease renegotiations, and it is likely that certain of these leases will be rejected as part of the Chapter 11 reorganization, if such leases are not renegotiated so as to allow for profitable operations for the foreseeable future.

Set forth below are the revenue and expenses included within the Theatre Operations segment information discussed above for the theatres and properties included in the disposition plan for the thirteen and thirty-nine weeks ended September 28, 2000 and September 30, 1999 (in millions):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 28, 2000	Sept. 30, 1999	Sept. 28, 2000	Sept. 30, 1999
Revenue:
Admissions	$12.4	22.9	39.2	63.7
Concession sales	5.5	9.6	17.4	26.9
Other	0.2	0.3	0.6	0.9
Total revenue	18.1	32.8	57.2	91.5
Expenses:
Film rental and advertising expenses	7.0	13.3	22.1	35.8
Concession costs	0.7	1.6	2.2	4.5
Occupancy expense	2.9	5.7	11.1	16.2
Other operating expenses:
Personnel expense	3.7	6.3	12.9	18.9
Misc. operating expenses	3.8	6.2	13.1	18.7
Total expenses	18.1	33.1	61.4	94.1
Revenue less expense	$0.0	(0.3)	(4.2)	(2.6)

In-Theatre Advertising Segment

Thirteen and Thirty-Nine Weeks Ended September 28, 2000 and September 30, 1999

The following table summarizes operating revenue and expenses of UATC's In-Theatre Advertising segment for the thirteen and thirty-nine weeks ended September 28, 2000 and September 30, 1999 (dollars in millions):

			%			%
	Thirteen Weeks Ended		Increase	Thirty-nine Weeks Ended		Increase
	Sept. 28, 2000	Sept. 30, 1999	(Decrease)	Sept. 28, 2000	Sept. 30, 1999	(Decrease)

Revenue	$2.6	2.1	23.8%	7.1	6.4	10.9%
Operating expenses:
Other operating expenses
Misc. operating expense	0.2	0.3	(33.3)	0.4	0.5	(20.0)

Advertising revenue:  UATC sells advertising including rolling stock commercials, intermission slides, intermission music, lobby monitor advertising and entertainment, coupon distribution and customer sampling.  Revenues are primarily contingent upon the success of the sales efforts, as well as upon the location of theatres and attendance at the theatres.  Revenue during the thirty-nine weeks ended September 30, 1999 included a $0.6 million credit rating to an existing advertising contract.  Excluding this one-time adjustment, revenue increased 23.8% and 22.4% during the thirteen and thirty-nine weeks ended September 28, 2000 as compared to the thirteen and thirty-nine weeks ended September 30, 1999.  These increases are due primarily to a new multi-year advertising contract with one customer which began in November 1999, and increases in advertising rates partially offset by decreased theatre attendance during 2000.

Advertising expenses:  Expenses associated with In-Theatre Advertising include supplies, professional services, freight, projection repair and other miscellaneous expenses.  Advertising expenses decreased 33.3% and 20.0%, respectively, during the thirteen and thirty-nine weeks ended September 28, 2000 as compared with the thirteen and thirty-nine weeks ended September 30, 1999 due to reductions in advertising production costs.

Satellite Theatre Network™ Segment

Thirteen and Thirty-Nine Weeks Ended September 28, 2000 and September 30, 1999

The following table summarizes operating revenue and expenses of UATC's Satellite Theatre Network™ segment for the thirteen and thirty-nine weeks ended September 28, 2000 and September 30, 1999 (dollars in millions):

			%			%
	Thirteen Weeks Ended		Increase	Thirty-nine Weeks Ended		Increase
	Sept. 28, 2000	Sept. 30, 1999	(Decrease)	Sept. 28, 2000	Sept. 30, 1999	(Decrease)
Revenue	$0.9	1.2	(25.0)%	2.9	3.8	(23.7)%
Operating expenses:
Other operating expenses
Misc. operating expense	0.6	1.0	(40.0)	2.1	2.9	(27.6)

STN revenue:  The Satellite Theatre Network™ ("STN") rents theatre auditoriums for seminars, corporate training, business meetings, educational or communication uses, product and customer research and other entertainment uses.  Theatre auditoriums are rented individually or on a networked basis.  Revenue decreased 25.0% and 23.7%, respectively, during the thirteen and thirty-nine weeks ended September 28, 2000 as compared to the thirteen and thirty-nine weeks ended September 30, 1999.  The reduction in revenue was due primarily to the reduction in operating theatres and to recent restaffing of the STN sales force.

STN expenses:  Expenses associated with the STN decreased 40.0% and 27.6%, respectively, during the thirteen and thirty-nine weeks ended September 28, 2000 as compared to the thirteen and thirty-nine weeks ended September 30, 1999 due primarily to the revenue decreases discussed above.

The revenue and operating expenses discussed above are incurred exclusively within UATC's theatres.  The other expense discussions below reflect the combined expenses of corporate, divisional and district operations which relate to the Company's three business segments discussed above.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with corporate theatre administration and operating personnel, Satellite Theatre Network™ sales and marketing staff, In-Theatre Advertising personnel and other support functions located at UATC's corporate headquarters, two film booking and regional operating offices and 13 district theatre operations offices (generally located in theatres).  General and administrative expenses increased 3.8% during the thirteen weeks ended September 28, 2000 as compared to the thirteen weeks ended September 30, 1999 mainly due to employee retention payments recorded during the 2000 period.  General and administrative expenses decreased 4.5% during the thirty-nine weeks ended September 28, 2000 as compared to the thirty-nine weeks ended September 30, 1999.  This decrease was primarily the result of the merger of two district offices, a reduction in corporate personnel, lower travel and entertainment, utility, and postage expenses, partially offset by employee retention payments recorded during 2000.

Depreciation and Amortization

Depreciation and amortization expense includes the depreciation of theatre buildings and equipment and the amortization of theatre lease costs.  Depreciation and amortization decreased 20.5% and 16.4%, respectively, during the thirteen and thirty-nine weeks ended September 28, 2000 as compared to the thirteen and thirty-nine weeks ended September 30, 1999.  The decrease is primarily due to theatre closures and sales and the effect of asset impairments during 1999 and 2000, partially offset by increased depreciation charges from newly opened theatres.

Operating Loss

During the thirteen weeks ended September 28, 2000 and September 30, 1999, UATC incurred operating losses of $21.7 million and $3.5 million, respectively.  For the thirty-nine weeks ended September 28, 2000 and September 30, 1999, the operating losses were $48.8 million and $17.9 million, respectively.  These increases in operating losses relate primarily to increases in charges related to asset impairments, lease termination costs, and restructuring costs of $13.9 million and $30.5 million for the thirteen and thirty-nine week periods ended September 28, 2000 as compared to the thirteen and thirty-nine week periods ended September 30, 1999.

Interest, Net

Interest, net increased $2.5 million for the thirteen weeks ended September 28, 2000 as compared to the thirteen weeks ended September 30, 1999 and $8.2 million for the thirty-nine weeks ended September 28, 2000 as compared to the thirty-nine weeks ended September 30, 1999.  These increases were due primarily to a higher average debt balance and to an increase in the interest rate on the Bank Credit Facility.

Net Loss

During the thirteen weeks ended September 28, 2000 and September 30, 1999 UATC incurred net losses of $40.2 million and $15.6 million, respectively.  For the thirty-nine weeks ended September 28, 2000 and September 30, 1999, the net losses were $80.9 million and $43.8 million, respectively.  The increases in the net loss relate primarily to increased provision for asset impairments, lease termination costs, and restructuring costs, higher interest expense, and to Reorganization items.

Liquidity and Capital Resources

For the thirty-nine weeks ended September 28, 2000, $26.3 million in cash provided from operations, $15.7 million from asset sale proceeds, $15.0 million from borrowings under the DIP Facility, and $9.6 million of beginning cash balances were utilized to fund capital expenditures of $18.0 million, interest payments totaling $35.4 million, restructure and reorganization costs of $6.3 million, repayments of debt and reductions in cash overdrafts totaling $4.5 million, and other items totaling $2.4 million.  As previously discussed, on September 5, 2000, the Company and certain subsidiaries, along with the Company's Parent and certain of its subsidiaries, filed a voluntary petition for reorganization under Chapter 11 and a joint plan of reorganization.  During its "First Day" and subsequent hearings, the Company received approval to fund its operations through borrowings under a $25.0 million DIP Credit Facility.  At November 6, 2000 UATC has $8.0 million of availability under its DIP Facility.

In addition to cash provided by its DIP Facility, substantially all of UATC's admissions and concession sales revenue is collected in cash.  UATC benefits from the fact that film expenses (except for films that require advances or guarantees) are usually paid 15 to 45 days after the admissions revenue is collected.

The filing of its voluntary petition under Chapter 11 came as a result of several market factors.  During late 1997, several of UATC's competitors initiated expansion programs to aggressively build new stadium seating megaplexes in a effort to gain market share.  As a result of this unprecedented increase in capital spending by other operators, several of UATC's older, smaller non-stadium theatres were adversely impacted.  In response to this market condition, and subject to limited capital resources, UATC began seeking to defend its key market positions by selectively renovating (with stadium seating), replacing or expanding existing key locations and disposing of those theatres that were underperforming and could not compete effectively.

In 1999, as the capital spending by its competitors peaked, UATC had significantly curtailed its capital spending but continued to aggressively pursue a strategy intended to identify and divest of under-performing and non-strategic theatres and properties.  In December 1999, management formalized a plan to dispose of 55 operating theatres (371 screens) and exit leases covering 18 closed theatres.  During the thirty-nine weeks ended September 28, 2000, UATC closed 51 theatres (311 screens) and terminated twelve leases that were identified in the divestiture plan.  Also during this time period, 52 theatres (313 screens) were added to the plan and 4 leases (53 screens) were renegotiated.  For the thirty-nine weeks ended September 28, 2000, $4.2 million of negative EBITDA (earnings before interest, taxes, depreciation and amortization plus other non-recurring or non-cash operating credits or changes) was included in the Company's operating results relating to these under-performing theatres.  The theatres that were closed were primarily smaller, older theatres that were under-performing or not part of UATC's long-term strategic plans.

In response to the increasingly competitive environment and the resulting over-screening in many markets, UATC ceased its investment activities and significantly curtailed its capital spending to only maintenance capital and projects where construction had begun or was recently completed.  During the thirty-nine weeks ended September 28, 2000 approximately $10.4 million was invested in one theatre (15 screens plus an IMAX).  Additionally, UATC invested approximately $7.8 million to pay costs associated with three new theatres (37 screens) which opened in 1999 and for recurring capital maintenance.

In March 1999 and September 1999, the Parent finalized the second and third amendments to its Bank Credit Facility with its lenders, including an advancement of the maturity date for part of the agreement, an increase in the LIBOR borrowing spread and additional loan security through mortgages on certain of UATC and UAR's owned real estate.  At December 30, 1999, the Parent was in default of certain covenants of its Bank Credit Facility.  As a result of the existing default under the Bank Credit Facility (and certain cross-default provisions in UATC's other debt), UATC had classified most of its debt outstanding at December 30, 1999, as current.

A significant portion of UATC's capital expenditures over the past several years has been funded by sale and leaseback transactions.  Following is a summary of the various transactions:

In December 1995, UATC and UAR entered into a sale and leaseback transaction (the "1995 Sale and Leaseback") whereby the buildings and land underlying 27 of their operating theatres and four theatres under development were sold to, and leased back from, an unaffiliated third party.  The 1995 Sale and Leaseback requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years.  The lease of the properties by UATC required UATC to enter into a Participation Agreement that requires UATC to comply with certain covenants including limitations on indebtedness and restrictions on payments.  Several of is properties included in the 1995 Sale and Leaseback have been determined by the Company to be obsolete for theatre use.  The Company is currently in discussions with the owners of the properties with respect to acquiring certain of those obsolete properties with the proceeds from a simultaneous sale to third parties or through an exchange for another property.

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

During 1999, UAR entered into one sale and leaseback transaction wherein proceeds of $5.4 million were received for the sale of one existing theatre, which was then leased to UATC.  The lease has a term of 20 years, with options to extend for up to 20 additional years.

With the completion of the theatre opened in Philadelphia, there are no remaining projects where UATC has executed a definitive lease or construction agreement.  UATC expects additional capital expenditures for ongoing maintenance and with regard to the renovation, expansion or replacement of existing key locations as opportunities present themselves and capital resources are available.  Pre-development work, including construction plans, are being completed related to certain locations that UATC intends to renovate with stadium seating and/or expand.  Because UATC's future capital spending plans relate primarily to the renovation and/or expansion of existing key locations, the timing of such commitments and expenditures are much more flexible.  Therefore, they can be matched to net cash provided by operating activities, asset sales and other sources of capital.

At September 28, 2000, UATC was party to 7.5% interest rate cap agreements on $150.0 million of floating rate debt, expiring at December 31, 2000.  UATC is subject to credit risk exposure from non-performance of the counterparties to the interest rate cap agreements.  As UATC has historically received payments relating to its various interest hedge agreements, it does not anticipate such non-performance in the future

Contingent upon approval of the Plan as previously discussed, UATC expects that future cash requirements will principally be for interest and repayments of indebtedness, operating working capital requirements and capital expenditures.  UATC's future operating performance and ability to service its indebtedness will be subject to the successful completion of its Plan, the successful negotiation of an Exit Financing Facility, continuing to license popular motion pictures, maintaining the support of key vendors and landlords, retaining key personnel, and the continued slowing of construction within the theatre exhibition industry along with financial, business and other factors, many of which are beyond United Artists' control.

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

	Expected Maturity Date September 28,							Fair
	2001	2002	2003	2004	2005	Thereafter	Total	Value
Total Indebtedness
Fixed Rate	$1.4	0.9	0.9	0.4	0.4	2.7	6.7	8.2
Avg. Interest Rate	8.7%	9.0	9.0	7.8	7.8	7.8	8.3

Floating Rate	$18.5	20.0	38.8	53.8	62.4	259.7	453.2	319.5
Avg. Interest Rate	(1)	(1)	(1)	(1)	(1)	(1)	(1)

Interest Rate Caps
(notional amount)	$150.0	-	-	-	-	-	150.0	(3)
Avg. Interest Rate
Interest Rate Cap	(2)	(2)	(2)	(2)	(2)	(2)	(2)

(1) The weighted average floating interest rate at September 28, 2000 was 11.1%.

(2) The average interest rate cap was 7.5% through December 31, 2000.

(3) The fair market value of the Interest Rate Cap is nominal.

Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

27 Financial Data Schedule

(b)  Reports on Form 8-K

During the quarter ended September 28, 2000, UATC filed one current report on Form 8-K, dated September 20, 2000.  The report disclosed in Item 3 that UATC and certain subsidiaries, along with UATC's Parent and certain of its subsidiaries, had filed voluntary petitions for protection under Chapter 11 of the Federal Bankruptcy Code for the District of Delaware.

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

                                                            UNITED ARTISTS THEATRE CIRCUIT, INC.

                                                            (Registrant)

                                                           /S/ Kurt C. Hall

                                                           BY:  Kurt C. Hall

                                                                   Chief Executive Officer

                                                           /S/ David J. Giesler

                                                           BY:  David J. Giesler

                                                                   Chief Financial Officer

Date:  November 13, 2000