Form 10-K
period 2000-12-28
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2001-03-28
CIK 889570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2000	Commission file number: 333-1024

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

The number of shares outstanding of $1.00 par value common stock at March 26, 2001 was 100 shares.

UNITED ARTISTS THEATRE CIRCUIT, INC.

Annual Report on Form 10-K

December 28, 2000

Table of Contents

PART I

			Page
Item 1	-	Business	3

Item 2	-	Properties	17

Item 3	-	Legal Proceedings	17

Item 4	-	Submission of Matters to a Vote of Security Holder	17

PART II

Item 5	-	Market for Registrant's Common Equity and Related Stockholder
		Matters	18

Item 6	-	Selected Financial Data	19

Item 7	-	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	20

Item 7(A)	-	Quantitative and Qualitative Disclosures About Market Risk	32

Item 8	-	Financial Statements and Supplementary Data	32

Item 9	-	Changes in and Disagreements with Accountants on Accounting
		and Financial Disclosure	32

PART III

Item 10	-	Directors and Executive Officers of the Registrant	55

Item 11	-	Executive Compensation	57

Item 12	-	Security Ownership of Certain Beneficial Owners and Management	60

Item 13	-	Certain Relationships and Related Transactions	61

PART IV

Item 14	-	Exhibits, Financial Statement Schedules, and	62
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

On September 5, 2000 United Artists Theatre Circuit, Inc. ("UATC" or the "Company") and certain of its subsidiaries, as well as its parent company, United Artists Theatre Company (the "Parent" or "United Artists") and certain of the Parent's subsidiaries (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the District of Delaware, with all such cases being jointly administered for procedural purposes under Case No. 00-00-3514 (SRL) (the "Chapter 11 Cases") as well as, among other things, a joint plan of reorganization.  On January 22, 2001 the joint plan of reorganization, as it had been amended from time to time, (the "Plan"), was approved by the Court, and the Debtors declared the Plan to be effective on March 2, 2001.

In general, the risks and uncertainties associated with the performance of UATC relate to:

    the dependence of UATC on films and studios and on its ability to obtain popular motion pictures;
    the impact, if any, on the available supply of film because of the potential work stoppages beginning on or about May 1, 2001 by the Writers Guild of America and on or about July 1, 2001 by the Screen Actors Guild;
    the continuing impact of competitive stadium seating theatres on the patronage of UATC's non-stadium seating theatres;
    the dependence of UATC on key personnel;
    the sensitivity of UATC to adverse trends in the general economy;
    the high degree of competition in UATC's industry; and
    the volatility of UATC's quarterly results due to the seasonality of film release schedules.

The foregoing cautionary statements expressly qualify all written or oral forward-looking statements attributable to UATC.

PART I

Item 1.     Business

(a)     General Development of Business

United Artists Theatre Company ("the Parent" or "United Artists") (formerly known as OSCAR I Corporation), a Delaware corporation, and an affiliated company, OSCAR II Corporation ("OSCAR II"), were formed by Merrill Lynch Capital Appreciation Fund II ("ML Fund II") in February 1992 for the purpose of acquiring United Artists Theatre Circuit, Inc. ("UATC") and United Artists Realty Company ("UAR") from an affiliate of Tele-Communications, Inc. ("TCI") (the "Acquisition").  OSCAR II was subsequently merged into OSCAR I Corporation.  ML Fund II is a private equity investment fund managed by Merrill Lynch Capital Partners, Inc.

UATC, a Maryland corporation, was founded in 1926 by shareholders including Mary Pickford, Douglas Fairbanks, Sam Goldwyn and Joe Schenck.  In addition to the development of its theatre operations, in the early 1960s UATC, through a separate subsidiary, invested in the cable television business.

In 1986, an affiliate of TCI acquired a controlling interest in UATC's then parent company, United Artists Communications, Inc. ("UACI"), which owned both the theatre and cable businesses.  To separately finance its real estate holdings and to provide capital for reinvestment, UAR and two of its subsidiaries, United Artists Properties I Corp. ("Prop I") and United Artists Properties II Corp. ("Prop II"), were formed and several of UATC's fee-owned theatre properties were transferred to those entities and then leased back to UATC.  The theatre land and buildings were then mortgaged as part of various mortgage bond financings.

From 1986 through 1989, UATC's growth was the result of the acquisition of several regional theatre circuits, predominantly in Pennsylvania, Georgia, North and South Carolina, Louisiana, Arkansas, Mississippi, Arizona, Nevada and Colorado.  After these acquisitions, UATC was the largest operator of theatres in North America with 2,695 screens.  From 1989 to the present UATC has continued to consolidate the previously acquired operations through the construction of new facilities and the sale or closure of numerous older, smaller theatres.

In 1989 UACI changed its name to United Artists Entertainment Company ("UAE") in conjunction with the acquisition of United Cable Television Corporation.  In December 1991, TCI's affiliate acquired the remaining outstanding shares of UAE and pursued divestiture of UATC and UAR, which was completed in May 1992.  Subsequent to the Acquisition by ML Fund II, UATC increased its investments in new domestic theatres, increased its investments in international theatres and invested in certain businesses that it believed were synergistic with its theatre operations.  These new businesses included virtual reality entertainment centers and the Satellite Theatre Network™ , a network of theatres that can be used for business meetings during non-peak theatrical business hours.

In December of 1996, UATC initiated a more focused operating and capital investment strategy.  This strategy was designed to improve the efficiency and quality of its core operating theatre business and increase its market share within its key domestic markets.  As part of this strategy, substantially all of its international operations were sold, its entertainment center business was discontinued and certain domestic markets and theatres that were under-performing or non-strategic were sold or earmarked for sale.  The proceeds from the sale of the international and non-strategic domestic assets were used to repay debt and reinvested into new theatres and the expansion or renovation of existing successful theatres in key domestic markets.  Throughout 1997, 1998 and 1999, UATC accelerated its divestiture of under-performing theatres and unprofitable leases in response to the significant increase in investment by competitors in new stadium seating megaplex theatres.

Despite UATC's efforts to reduce and focus its capital spending and close or dispose of unprofitable operations, the level of capital spending by competition continued to erode UATC's operating cash flow and liquidity.  On September 5, 2000, United Artists Theatre Circuit, Inc. ("UATC" or the "Company") and certain of its subsidiaries, as well as its parent company, United Artists Theatre Company (the "Parent" or "United Artists") and certain of the Parent's subsidiaries (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the District of Delaware, with all such cases being jointly administered for procedural purposes under Case No. 00-00-3514 (SRL) (the "Chapter 11 Cases") as well as a joint plan of reorganization.  On January 22, 2001 the joint plan of reorganization, as it had been amended from time to time, (the "Plan"), was approved by the Court, and the Debtors declared the Plan to be effective on March 2, 2001.

The current corporate structure of the Parent and UATC is as follows:  The Parent has two wholly owned subsidiaries, UATC and UAR.  UATC leases certain theatres from both UAR and one of UAR's wholly owned subsidiaries, Prop. I.

(b)     Narrative Description of Business

UATC is a leading motion picture exhibitor in North America.  At December 28, 2000, UATC operated 1,599 screens at 213 theatres located in 22 states.  UATC licenses films from all major and independent film studios and derives revenues primarily from theatre admissions and concession sales.  UATC operates screens in eight of the ten largest demographic market areas ("DMAs") in the United States and approximately 55.0% of its screens are located in the top 20 DMAs.  UATC believes that it is one of the largest single exhibitors, based on number of screens, in many of its core areas of operation and that this market position provides several operating benefits.  Theatre operations in six states (California, New York, Pennsylvania, Florida, Texas and Colorado) accounted for approximately 60.5% and 60.1% of UATC's total theatres and screens, respectively, at December 28, 2000 and 65.9% of UATC's theatrical revenue for the fiscal year ended December 28, 2000.

UATC has invested more than $510.9 million since January 1, 1992 toward improving the quality of its asset base by, among other things, renovating existing theatres and constructing new state-of-the-art theatres.  Approximately 50.5% of UATC's screens (801 screens) have been constructed since January 1, 1992.  Virtually all of the theatres UATC has built since 1997 have been state-of-the-art, 9 to 16 screen multiplex theatres with stadium seating, high-backed rocking seats, digital sound, expanded concession areas and other state-of-the-art design features and amenities.  In addition, since 1997 eight theatres (77 screens) have been rebuilt or renovated to accommodate stadium seating.  These state-of-the-art amenities will be included in UATC's renovations to existing theatres as well as construction of any newly built theatres.  As compared to the prior generation of non-stadium theatres, UATC believes that these theatres provide a higher quality entertainment experience for patrons and significant operating efficiencies and improved economics for UATC.

At December 28, 2000, UATC operated 31 theatres (334 screens) which offered stadium seating, representing 21% of UATC's screens.  Approximately $26.6 million or 44.3% of UATC's earnings before interest, taxes, depreciation and amortization ("EBITDA") in 2000 was generated in these stadium seating theatres.  Same theatre EBITDA in UATC's stadium theatres grew 12.6% in 2000 while same theatre EBITDA in non-stadium seating theatres declined 13.2%.  At December 2000, approximately 90.2% of UATC's screens were located in theatres with five or more screens.  UATC's average number of screens per theatre has increased 56.2% from 4.8 at January 1, 1992 to 7.5 at December 28, 2000.

During late 1997 several of UATC's competitors initiated expansion programs to aggressively build new stadium seating megaplexes (14 or more screens) in an effort to gain market share.  As a result of this unprecedented increase in capital spending by other operators, many of UATC's older, smaller, non-stadium seating theatres were adversely impacted.  In response to this market condition, UATC sought to defend its key market positions by renovating well located theatres in those markets with stadium seating and to dispose of those theatres that were unprofitable and could not compete effectively against new stadium seating theatres.  Unfortunately, due to its high level of debt resulting from its 1992 leveraged buyout and subsequent investments, UATC could not effectively defend all of its markets from the significant capital investments made by its competitors.

As the level of the capital spending of its competitors peaked during 1999, UATC further accelerated its plan to divest under-performing and non-strategic theatres and terminate unprofitable leases.  At December 30, 1999, 55 operating theatres (371 screens), five non-theatre properties and leases for 18 closed theatres were included in its disposition plan.  The 55 operating theatres were held through 41 third party leases, five intercompany leases and nine properties previously sold and leased back by UATC. In addition to the effort of UATC's personnel, an outside consultant was engaged to facilitate negotiations with landlords.  As part of the disposition plan UATC recorded estimated lease termination costs of $22.5 million during 1999.

Due to a decline in EBITDA and lack of operating liquidity, in late February 2000, the Parent initiated discussions with the senior secured lenders under its Bank Credit Facility (the "Pre-Petition Credit Facility"), and with the studios and certain other creditors regarding a recapitalization plan.  Once a recapitalization plan had been approved by its senior secured lenders, the Parent initiated discussions with the holders of the Senior Subordinated Notes (the "Notes") with respect to that recapitalization plan, and on September 4, 2000 completed an agreement with such holders.

On September 5, 2000, the Debtors filed the Chapter 11 Cases and the Plan, which was confirmed by the Court on January 22, 2001, and the Debtors declared the Plan to be effective on March 2, 2001.  Under the terms of the Plan, certain lenders under the Pre-Petition Credit Facility (as discussed in more detail in Note 4 to the consolidated financial statements) had 72.5% of their borrowings, aggregating approximately $347.7 million under the Pre-Petition Credit Facility, reinstated and received common stock in the Parent representing approximately 29% of the fully diluted common equity.  UATC's largest pre-petition lender with approximately $92.0 million under the Pre-Petition Credit Facility, E.N. Investment Company, a wholly-owned subsidiary of The Anschutz Corporation ("TAC"), received a combination of convertible preferred stock, common stock and warrants to purchase common stock of the Parent which in aggregate represents approximately 54% of the fully diluted common equity of the Parent.  Holders of the Notes received warrants to acquire common stock of the Parent, representing ownership of up to 6.7% of the Parent should all warrants be exercised.  Stock options representing 10% of the fully diluted common stock of the Parent have been reserved for management, with 70% of those stock options being granted on March 2, 2001.  Pursuant to the Plan other unsecured creditors will share in a pool of consideration, comprised of $5.0 million cash and up to $5.0 million in notes payable.  On September 5, 2000, TAC also provided a $25.0 million debtor-in-possession credit facility (the "DIP Facility") to UATC as more fully described in Note 4 to the consolidated financial statements.  Holders of the Parent's common stock issued before the effective date of the Plan, March 2, 2001, did not receive any distribution under the Plan and such shares have been cancelled.  All options to purchase the Parent's common stock which had previously been granted to certain members of management were also cancelled.

As debtors-in-possession, the Debtors were authorized to operate in the ordinary course of business, but could not engage in transactions outside the ordinary course of business without approval of the Court.  As of the petition date, actions to collect pre-petition indebtedness were stayed.  In addition, through March 17, 2001, the Debtors could reject executory contracts and unexpired leases, and parties affected by these rejections could file claims with the Court in accordance with procedures set by the Court and the Bankruptcy Code.  November 15, 2000 was the bar date set by the Court for filing non-governmental proofs of claim against the Debtors.

On September 6, 2000, UATC presented the following "First Day Motions" to the Court, all of which were approved, thereby granting UATC the authority to:

    Pay all pre-petition employee compensation, benefits, expense reimbursements and taxes and to continue payment of these items;
    Assume all pre-petition film licensing agreements and other pre-petition amounts owed to studios, which allowed UATC to pay all pre-petition amounts owed to the studios in the ordinary course of business;
    Pay in whole or in part the pre-petition amounts owing to certain other vendors, known as "Essential Trade Creditors", conditioned upon such vendors continuing to supply UATC in accordance with normal trade terms;
    Continue the use of UATC's cash management system and accounts;
    Borrow up to $15 million under UATC's $25.0 million DIP Facility; and
    Reject 70 theatre leases.

On September 25, 2000, final approval was granted by the Court allowing UATC to draw on the entire $25.0 million DIP Facility, which provided additional financing to pay, among other things: employee salaries and benefits; post-petition and certain pre-petition obligations of the studios and trade vendors; interest, fees and other costs due under the Pre-Petition Credit Facility and the DIP Facility, professional fees, and permitted capital expenditures.  At December 28, 2000, the Debtors had repaid all DIP borrowings and no amounts under the DIP Facility were outstanding.

During November 2000, a settlement agreement was reached with the committee representing the unsecured creditors in the Chapter 11 Cases (the "Unsecured Creditors").  As a result of this agreement and its approval through confirmation of the Plan, a pool of $5.0 million in cash and up to $5.0 million in Payment in Kind ("PIK") Notes (dependent upon the final total of allowed claims) will be available for distribution on a pro rata basis to the Unsecured Creditors.  Through December 2000 and early January 2001, the Debtors solicited votes of all impaired classes of creditors, including the Unsecured Creditors, sufficient to confirm the Plan.  On January 22, 2001, the Plan was confirmed by the Court.  On March 2, 2001, the Debtors declared the Plan effective.

During 2000, UATC continued to pursue a strategy intended to identify and divest or renegotiate the leases of under-performing and non-strategic theatres and properties.  During 2000, UATC added 59 theatres (371 screens) to its plan to dispose of under-performing theatres, closed 59 theatres (373 screens), renegotiated 9 leases (82 screens), and rejected leases as part of the Chapter 11 Cases, terminated leases or sold parcels of real estate on a total of 87 locations.  During 2000, $11.3 million of lease termination costs were recorded.  At the end of 2000 there were 50 remaining locations that had been identified as under-performing and non-strategic theatres.  The 50 locations were made up of 16 theatres which were owned and 14 locations leased under various sale and leaseback transactions which have been earmarked for sale.  The remaining 20 locations were two theatre leases that were rejected after year-end and 18 third-party leases that UATC successfully renegotiated subsequent to year-end as part of the Chapter 11 reorganization.

During the First Day Motion hearing and subsequent hearings, there have been 75 theatre leases rejected where UATC was primarily liable.  These leases related to theatres that had either been closed prior to the filing of the Chapter 11 Cases or for which acceptable lease renegotiations could not be completed after the filing of the Chapter 11 Cases.  In addition, there were 59 leases rejected for theatres which UATC had sold or assigned to third parties.

As part of its plan to dispose of under-performing theatres, UATC has been focusing its efforts on attempting to renegotiate the leases of unprofitable theatres.  Additionally, in certain cases, reductions in occupancy costs (rent, common area maintenance and taxes) are being sought for theatres that currently have positive cash flow, but have low operating margins, or have negative prospects for the future.  In most instances UATC has been successful in its negotiations and has been able to (i) reduce fixed occupancy costs to a level where the theatre is profitable, (ii) convert the rent to a percentage rent only structure and/or, (iii) break-up the remaining lease term into shorter option periods so that should the theatre's future revenue decline to an unprofitable level, the lease can either be terminated at a low cost or not renewed at the end of an option period.

The reorganization of UATC through the Chapter 11 Cases has significant impacts on the financial statements of UATC, including the creation of a new reporting entity upon the effective date of its Plan through the application of fresh-start reporting pursuant to Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP-90-7").

The accompanying historical financial statements do not reflect the effects of the reorganization of UATC through the Chapter 11 Cases and represent UATC's financial position and capital structure existing prior to the effective date of the Plan.  These consolidated financial statements should be read with the understanding that the reorganization significantly altered the historical capital structure reflected in the accompanying balance sheet as of December 28, 2000.  Accordingly, the consolidated financial statements of UATC for post-bankruptcy periods, which will reflect the application of fresh-start reporting, will not be comparable to the consolidated financial statements of UATC for periods prior to or during the bankruptcy.

Fresh-Start Reporting, Capital Structure

As of the effective date of the Plan on March 2, 2001, UATC will apply fresh-start reporting in accordance with the requirements of SOP 90-7.  Under fresh-start reporting, the reorganization value of UATC, which represents the going concern value of all of UATC's assets (excluding liabilities), is determined by UATC and such reorganization value is allocated to UATC's assets based on their relative fair values.  In addition, liabilities, other than deferred taxes, are stated at their fair values.  Deferred taxes are determined in conformity with the Financial Accounting Standards Board ("FASB") Statement of Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes ("SFAS No. 109")".  This results in the creation of a new reporting entity having no retained earnings or accumulated deficit.  Management's estimate of the reorganization value of UATC on a pro forma basis as of December 28, 2000 is approximately $380.0 million, reflecting the application of fresh-start reporting as if UATC had emerged from bankruptcy on that date.

As of March 2, 2001, the Parent's capital structure, as it has been restructured through the Chapter 11 Cases, consists of approximately $252.1 million of debt under the Restructured Bank Credit Facility, with the remainder of approximately $127.9 million consisting of convertible preferred stock, common equity, and other liabilities.  The reorganized Parent also has available $35.0 million under a revolving credit facility, of which $12.5 million was outstanding as of that date.

Industry Overview

According to the National Association of Theatre Owners, more than 480 participants in the domestic motion picture theatre exhibition business operate approximately 36,379 screens in North America at the end of 2000.  At June 2000, the top ten companies operated approximately 60.1% of the total screens as compared to 31.0% in 1986.  The remainder of the domestic motion picture theatre exhibition industry is highly fragmented, with the remaining 39.9% of the screens being operated by approximately 470 exhibitors.  UATC has the sixth largest share of total screens with approximately 4.4% of all screens in North America at December 28, 2000.

The majority of the theatres operated in North America are multi-screen theatres with four to 12 screens and sloped floors ("multiplex").  During 1996 a new theatre design known as the megaplex, which generally has between 14 and 30 screens in a single theatre, became the industry standard in most major markets.  As UATC adopted the industry standards of stadium seating and other improved amenities in its renovation efforts, UATC focused its efforts on theatres with 12-16 screens and 50,000 to 60,000 square feet as it considered this design to be of optimal size and provide the best investment risk/return characteristics.  The multiplex and megaplex format provides numerous benefits for theatre operators, including allowing facilities (such as concession stands and restrooms) and operating costs (such as lease rentals, utilities and personnel) to be allocated over a larger base of screens and patrons.  Multiplexes and megaplexes have varying auditorium seating capacities (typically from 100 to 500 seats) which allows for multiple showtimes of the same film and a variety of films with differing audience appeal to be shown.  They also provide the flexibility to shift films to larger or smaller auditoriums depending on their popularity.  To limit crowd congestion and maximize the efficiency of floor and concession staff, the starting times of films can be staggered.  The growth in the number of screens operated nationally and the cost of construction have accelerated significantly over the past three years.   The number of screens nationally increased 6.6% in 1997, 8.0% in 1998, 8.8% in 1999 and then decreased 2.2% in 2000, while the construction cost per screen of a stadium seating megaplex has increased to $1.0 million or more.  In contrast, the annual average rate of increase in the number of screens since 1978 was only approximately 3.9% and the construction cost per screen in 1978 was less than half of the current cost.

The growth of the number and quality of screens, strong domestic consumer demand, growing foreign theatrical construction and ancillary revenue opportunities have led to an increase in the volume of major film releases.  The greater number of screens has allowed films to be produced for and marketed to specific audience segments (such as horror films for teenagers) without using capacity required for mainstream product.  The greater number of screens has also prompted studios to increase promotion of new films.  Not only are there more films in the market at any given time, but the multiplex and megaplex format allows for a much larger simultaneous national theatrical release.  In prior years a studio might have released 1,000 prints of a major film, initially releasing the film only in major metropolitan areas, then gradually releasing it in smaller cities and towns nationwide.  Today, studios often release over 2,500 prints of a major film and open it nationally in one weekend.  These broader national openings have made up-front promotion of films critical to attract audiences and stimulate word of mouth advertising.  In many cases it has also shortened the length of run and increased the film cost percentage paid by exhibitors.

Motion pictures are generally made available through various distribution methods at various dates after the theatrical release date.  The release dates of motion pictures in these other "distribution windows" begin four to six months after the theatrical release date with video cassette rentals, followed generally by off-air or cable television programming, including pay-per-view, pay television, other basic cable and broadcast network syndicated programming.  These new distribution windows have given content owners the ability to generate a greater portion of a film's revenues through channels other than theatrical release.  This increased revenue potential after a film's initial domestic release has enabled major studios and certain independent producers to increase film production and theatrical advertising.  The additional non-theatrical revenue has also allowed for higher individual film production and marketing costs.  The average cost to advertise and promote a motion picture was approximately $25.3 million, $24.5 million and $27.3 million in 1998, 1999 and 2000, respectively, as compared with $6.7 million in 1986.

These higher costs have made a large successful theatrical release more important.  Studios strive for a successful opening run at the theatre to establish a film and substantiate the film's revenue potential both internationally and through other distribution windows.  The value of home video and pay cable distribution agreements frequently depends on the success of a film's theatrical release.  Furthermore, the studios' revenue-sharing percentage and ability to control who views the product within each of the distribution windows generally declines as one moves farther from the theatrical release window.  Because theatrical distribution remains the cornerstone of a film's financial success, it is the focal distribution window for the public's evaluation of films and motion picture promotion.

Although it cannot provide any assurances, and except for the affects of the potential writers and actors strikes beginning in mid-2001 by the Writers Guild of America and Screen Actors Guild which could decrease the number of releases in 2002, management expects the overall supply of films will remain relatively stable in the future.  Over the past five years there has been an increase of approximately 6.6% in the number of motion pictures rated by the Classification and Rating Administration.  There has also been an increase in the number of major studios and reissues of films as well as an increased popularity of films made by independent producers.

Business and Operating Strategy

The confirmation of the Plan and its becoming effective on March 2, 2001, allow management to once again focus its full attention on executing its Business Plan, as discussed below.

Improve Theatre Operating Margins and Cash Flow.  During the years 1997 through mid-2000, as the aggregate industry screen count rose from 31,640 to 37,396, aggregate industry revenue grew at a much slower rate.  Industry revenue, therefore decreased on a per screen basis.  Since it is generally difficult to terminate theatre leases prior to their lease expiration date, older theatres which were rendered economically obsolete by the newer stadium seating theatres could often not be closed so that their costs of operation could be eliminated.  Additionally, because stadium seating theatres are significantly more expensive to build than were the previous sloped floor style of theatre, fixed occupancy costs on the stadium seating theatres are a larger percentage of the theatre's total operating expense.  The combination of these two factors led to significant declines in theatre operating margins for the industry as a whole, including UATC.

As part of the Chapter 11 Cases, the leases underlying theatres with negative EBITDA were either rejected as allowed under the Plan and the Bankruptcy Code, or renegotiated so that the theatre now has positive EBITDA.  The positive impact of this can be seen in the Company's EBITDA margins, which increased from 8.7% in 1999 to 10.9% in 2000.  However, the increase in 2000's EBITDA margins is not entirely attributable to the elimination of theatres with negative EBITDA.  Other operational improvements, on which continued emphasis will be placed into the future, also contributed to the increased EBITDA margins, as discussed below.

Management intends to continue to foster its studio relationships in order to obtain the optimal number of marketable motion pictures.  Recognizing that the Company and the studios rely very heavily on each other's success, the Company will also be placing increased emphasis in the following film-related areas which should benefit both UATC and the studios:

    Increasing the efficiency of co-op newspaper advertising;
    Developing lower cost advertising arrangements, allowing for reduced reliance on newspapers while leveraging the Internet; and
    Working to reduce the cost of shipping prints.

During 2000, concession revenue per patron increased 7.4% as compared to 1999.  Continued emphasis will be placed on increasing concession per capita through continuing to improve the training of theatre managers and staff, and introducing new concession products which promote incremental sales rather than cannibalizing higher margin sales of popcorn and soda.  Additionally, automated vending areas will be created to mitigate the effects of rising payroll costs, and high attendance concession stands will be renovated with a new, more efficient design.  At the same time, concession costs (which decreased from 13.0% in 1999 to 11.7% in 2000), will be contained through continual review and renegotiation of related contracts, as well as through usage controls already in place at theatres.

Operating costs, including personnel, were by necessity controlled while UATC worked through its reorganization.  During the reorganization, certain supply and service contracts were renegotiated.

Invest Prudently to Improve Key Theatres and Rebuild and Expand Key Market Positions.  UATC plans to continue increasing its number of screens per location and operating margins by focusing its capital investment activities on the renovation or expansion of existing theatres in its core areas of operation.  All future theatre renovations and expansions will include, among other things, the addition of stadium seating.  The theatres selected for renovation and expansion will be those that have favorable historical operating results and for which a renovation or expansion will solidify or improve market position and improve operating performance.

UATC constructs its new theatres or renovates existing theatres with stadium seating, digital sound, comfortable high back rocker seats and other popular design features and amenities.  UATC believes that this theatre design will provide an optimal relationship between the number of screens (12 to 16) and the size of the auditoriums (125 to 400 seats), maximize the revenue per square foot or seat generated by the facility and reduce the cost per square foot or seat of construction and operation.  This strategy, in combination with an emphasis on concession sales, is designed to improve revenue and profitability by enhancing attendance and concession sales, theatre utilization and operating efficiencies and provide more efficient clustering around regional and district management centers.  UATC believes that theatres which are larger than 16 screens tend to have a higher level of return risk because they require both a larger capital investment and a larger drawing area (exposed to more potential competition) to be successful.  This strategy generally results in a diminishing return on capital investment for the incremental screens.

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

In order to reduce the overall investment in new theatres, UATC generally enters into "build to suit" and other landlord leasing arrangements or sale and leaseback transactions.  UATC also intends to continue to sell non-strategic and under-performing assets and expects to redeploy those proceeds to its core markets and repay debt.  This strategy is intended to provide increased liquidity from the disposal of non-cash flow producing investments and theatres with limited growth potential.

UATC also plans to renovate the concession stands in several of its high volume theatres with a new, more efficient design.  This design has been included in theatres opened during 1999 and 2000, and a retrofit of one existing location in 2000, which has provided increased concession sales per patron in those theatres and a favorable investment return over traditional stand designs in the same market.

During 2000, UATC opened one new theatre (16 screens) that included an IMAX® auditorium.  In 1999, UATC opened three new theatres (37 screens), added stadium seating to three theatres (36 screens), and renovated one additional theatre (2 screens).  UATC currently is expanding one nine screen theatre with five new stadium auditoriums and retrofitting the existing nine screens with stadium seating, and is retrofitting one ten screen theatre with stadium seating.

Dispose of Under-Utilized Real Estate and Under-Performing Theatres.  During 2000, UATC continued to pursue a strategy intended to identify and divest under-performing or non-strategic assets by:

    terminating or renegotiating leases for under-performing theatres;
    selling real estate underlying non-strategic or under-performing theatres; and
    divesting profitable theatres in non-core areas.

During 2000, UATC closed or sold 68 under-performing or non-strategic theatres (403 screens) for which net cash proceeds of $9.6 million were received.  Many of the theatres closed were not profitable or were located in areas that are not part of UATC's long-term strategic plans.  The divestiture plan is designed to significantly increase EBITDA by discontinuing operations at under-performing and non-strategic locations.  At the end of 2000 there were 50 remaining locations that had been identified as under-performing and non-strategic theatres.  The 50 locations include 16 theatres which are owned properties and 14 locations leased under various sale and leaseback transactions.  UATC intends to sell the under-utilized real estate and use the proceeds to repay debt and fund its reinvestment activities.  Also, in February 2001, UATC finalized an amendment to the December 1995 sale and leaseback transaction to allow for the sale of economically obsolete theatre properties included in that transaction, which, if the proposed sales are consummated, will reduce future occupancy costs.  The remaining 20 locations are made up of two theatre leases that were rejected after year-end and 18 third-party leases that UATC successfully renegotiated subsequent to year-end as part of its reorganization through the Chapter 11 Cases.  The lease renegotiations completed during the fifty-two weeks ended December 28, 2000, along with the lease renegotiations completed subsequent to year-end are expected to result in a total annual reduction of $7.0 million in total occupancy costs, along with shorter lease terms at some locations, which are expected to allow for more profitable operations at these theatres for the foreseeable future.  Theatres closed during 2000 had negative EBITDA totaling $3.9 million during the period operated in 2000.  Increased EBITDA (net of the disposition costs) resulting from the disposition of under-performing theatres and renegotiated leases will be used to either reduce debt or for capital improvements to existing, successful theatres.  During 2001, emphasis will be placed on the sale of owned theatres and theatres within sale and leaseback transactions which are either under-performing or could be more profitably used for a non-theatrical purpose.

Maximize Ancillary Revenue Opportunities.  UATC will continue to pursue ancillary revenue opportunities from its Satellite Theatre Network™ ("STN"), VIP/Premier group ticket sales, In-Theatre Advertising and game machines.  STN rents theatres on a networked and non-networked basis for corporate meetings, seminars, product and customer research and other entertainment uses.  Through its VIP/Premier ticket programs, UATC seeks to enhance theatre attendance by selling large groups of tickets to businesses and groups through coupon books as well as gift certificates.  In-Theatre Advertising provides an additional opportunity to increase revenue and profitability through the sale of rolling stock commercials, intermission slides, intermission music, lobby monitor advertising and other advertising products.

Maximize the Benefits Provided by the Internet and other Technology Advances.  The Internet is a business tool that can be used in several aspects of UATC's business.  The Company's use of the Internet has thus far been focused in the following three areas: 1) improving customer service to promote movie-going; 2) improving the marketing and promotion of films and the Company's theatres; and 3) improving the efficiency and lowering the cost of the Company's operations.  During 2001, UATC will continue to leverage the benefits of the Internet, as well as the Company's other information systems and technologies, to further decrease operating and administrative costs while seeking to drive additional revenues.

Operations

Overview

The following table summarizes the screens and theatres in which UATC owned more than a 50% interest at the end of each of the last five years:

	1996	1997	1998	1999	2000
Number of Theatres	366	338	319	283	213
Number of Screens	2,203	2,172	2,184	2,018	1,599
Average Screens per Theatre	6.0	6.4	6.8	7.1	7.5
Number of North America screens	29,731	31,865	34,168	37,185	36,379
United Artists share of industry screens	7.4%	6.8%	6.4%	5.4%	4.4%

UATC also manages three other theatres (5 screens) in the United States in which it owns a 50% or less interest and owns 10% interests in each of two corporate entities, one of which operates two theatres (seven screens) in Singapore and the other of which operates two theatres (14 screens) in Thailand.

As set forth in the following table, although UATC operates some smaller theatres (in terms of number of screens), approximately 90.2% of UATC's screens as of December 28, 2000 were in theatres containing five or more screens:

Number of Screens	Number of	% of	% of
Per Theatre	Theatres	Total Screens	Total Revenue

Greater than 10	32	25.8%	34.1%
9 - 10	52	31.4	30.2
7 - 8	37	17.9	14.1
5 - 6	42	15.1	13.4
3 - 4	35	8.3	6.5
1 - 2	15	1.5	1.7

Revenue

UATC's principal sources of revenue from its theatres are derived from theatrical admissions and concession sales. For the fiscal year ended December 28, 2000, theatrical admissions and concession sales comprised approximately 67.7% and 28.1% of UATC's revenue, respectively.  The remaining 4.2% of revenue for this period was derived primarily from In-Theatre Advertising, the Satellite Theatre Network™, electronic video games located in theatre lobbies and other miscellaneous sources.

UATC's admissions revenue is based on the level of theatrical attendance and the mix of tickets sold.  Theatre attendance is dependent primarily upon the ability to license the most popular films.  UATC's ticket prices vary throughout the circuit depending upon such things as whether the theatre is showing first run or second run movies and the local economy in which the theatre operates.  Reduced ticket prices are typically charged for senior citizens, children, students and matinee showings.  The mix of tickets sold is primarily related to the types of movies available to and exhibited by UATC.  Admission prices are typically evaluated taking into consideration such things as the nature of the theatre and the local economy.  Admissions revenue is recorded net of applicable sales taxes.

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

Film Licensing

UATC obtains licenses to exhibit films by directly negotiating with film studios on a film-by-film and theatre-by-theatre basis.  UATC licenses films through its booking offices located in New York and Los Angeles.  Individuals in the booking offices are responsible for booking films for theatres in their assigned regions.  This regional film booking structure allows UATC to maintain better relationships with the film studios' regional representatives and provides better insight to the regional film tastes of its patrons.  UATC licenses films from all of the major and independent film studios and is not overly dependent on any one film studio for film product.

UATC licenses the majority of its first run films from studios owned by the major and independent film production companies.  Each film studio establishes geographic areas known as "film zones," and typically allocates each of its films to only one theatre within each film zone.  In most cases where there is more than one exhibitor in a film zone, this allocation process is based on long standing relationships between the studio and exhibitor with respect to that theatre or is done on an alternating basis.  In certain very limited cases where several exhibitors operate in a single film zone, films are allocated based on an exhibitor bidding process.  The size of a film zone is based primarily upon population density.  UATC operates 115 theatres in non-competitive film zones and, therefore, does not currently compete with other exhibitors for licensing specific film product in those film zones.

Film licenses typically specify rental fees equal to the higher of a percentage of (i) gross box office receipts or (ii) a theatre admissions revenue sharing formula.  Under the gross box office receipts formula, the film studio receives a specified weekly percentage of the gross box office receipts, with the percentage declining over the term of the run.  Under the theatre admissions revenue sharing formula, the film studio receives a specified percentage of the excess of box office receipts over a periodically negotiated amount of theatre "house" expenses.  In a very limited number of cases, UATC may be required to pay a non-refundable guarantee or make film rental advances in order to obtain certain film licenses.

The terms of the film licenses (and hence the film rental costs) with certain film studios are historically finalized after exhibition of the film in a process known as "settlement."  The settlement process considers, among other things, the actual success of a film relative to original expectations, an exhibitor's commitment to the film and the exhibitor's relationship with the film studio.  UATC has historically been able to license a majority of the motion pictures available; however, there is no guarantee that this will continue.

Marketing and Advertising

UATC relies principally upon newspaper advertisements, newspaper film schedules, the Internet, MovieFone and word of mouth to inform its patrons of film titles and exhibition times.  UATC typically pays for local newspaper advertisements to promote its theatres and inform its patrons of the films being played and show times.  In many areas, the film's studio pays for multi-media advertisements for upcoming film releases.  In many areas there is also a "co-op" arrangement whereby the exhibitors and studios share in the cost of film advertisement in newspapers.  Film studios will also typically pay for radio and television spots to promote certain motion pictures and special events.

Prior to the opening of a new theatre, UATC typically initiates a marketing campaign that advertises and promotes the new theatre for several weeks to several months prior to the theatre's opening date.  When a theatre is performing below management's expectations, UATC may also initiate a newspaper marketing campaign with the objective of increasing attendance at the theatre.

Theatre Properties

The majority of UATC's theatres are located in freestanding buildings or are "anchor" tenants in regional malls or strip centers.  Typically, UATC's third-party leases have remaining terms ranging from 10 to 25 years and provide for options to extend for up to 20 additional years at UATC's election.  The leases generally provide for annual base rent and many require contingent rent based upon a percentage of the leased theatres' revenue over a certain breakpoint. Certain of the leases provide for escalating minimum annual rentals.  The leases typically require UATC to pay for property taxes, insurance and certain of the lessors' overhead costs.  UATC expects that in the normal course of business, desirable leases that expire will be renewed or replaced by other leases, although such renewals or replacements may be on different terms.  UATC owns directly or through its subsidiaries substantially all of the theatre equipment used in all of its theatres.

UATC has historically financed, and to the extent there is additional new construction of theatres, plans to continue to finance, a significant portion of the cost of construction, by entering into long-term leases or sale and leaseback transactions.  UATC's long-term leases typically have initial terms of 15 to 25 years with renewal options and require the landlord to provide a significant portion of the up-front construction costs.  As a result, capital expenditures are often only required for equipment and certain tenant finishes, thereby reducing the required net capital expenditures.  A summary of UATC's theatre leases, as of December 28, 2000, is as follows (square feet and base rent in millions):

Primary Remaining Terms (yrs.)(1)	Leases	Screens	Base Rent	Square Feet
1-3	39	184	$3.8	0.7
4-6	25	157	3.4	0.5
7-9	16	111	4.7	0.4
more than 9	105	976	56.1	3.9

(1)     Leases generally contain renewal options of one to as many as four five-year periods.

Construction. UATC intends to add additional screens to existing key theatres and refurbish or rebuild existing key theatres to strengthen and expand its position in existing key markets as resources become available. UATC believes that renovating, expanding or completely rebuilding certain of its existing theatre locations provides it with a significant competitive advantage.  In many of the large metropolitan areas the availability of suitable theatre sites is limited. The capital costs associated with renovating or expanding an existing theatre are usually significantly less than for constructing a new theatre. Additionally, the timing of these capital expenditures is flexible and, thus, can be matched to cash flow, asset sales and other sources of capital.

UATC will construct new theatres on a very selective basis.  Theatres will be constructed in its existing core areas of operation only where the area is considered under-screened. Each new location is selected after considering UATC's relative strength in the particular area, the number of existing competitive screens, growth potential of the area and the minimum threshold population within a certain radius of the theatre. As part of its construction strategy, UATC intends to construct stadium seating theatres that have a favorable balance between the number of screens (12 to 16) and the size of the auditoriums (125 to 400 seats). UATC believes that this balance will allow UATC to provide an adequate number of screens for film studios and increased entertainment value to patrons afforded by larger auditoriums.  The construction of new theatres which are not simply replacing existing theatres is not a significant part of UATC's capital spending plan, as UATC's management believes that most markets are already over-screened.

As a result of new construction and the closure of older, smaller theatres, approximately 50.5% of UATC's screens have been constructed since January 1, 1992 and approximately 73.1% of theatres operated on January 1, 1992 have been sold or closed.  As a result of this new construction and the sale or closure of older, smaller theatres, UATC's average number of screens per theatre has increased 56.2% from 4.8 screens at January 1, 1992 to 7.5 screens at December 28, 2000.

Geographic Positioning. Geographic positioning and operating efficiencies are key elements of UATC's operating strategy. Geographic clustering at both the regional and local levels is important in providing UATC with increased operating efficiencies. UATC achieves operating efficiencies by concentrating regional corporate operations around fewer strategic markets and reducing its number of less profitable, non-strategic theatres.

Theatrical exhibitors depend upon strong geographic positioning to obtain the most attractive film rental arrangements because film bookings are negotiated on a theatre-by-theatre basis. Strong geographic positioning in terms of both numbers of screens and locations enhances the attractiveness of a theatre exhibitor to film studios, in part because of the exhibitor's ability to influence the local success of a film release.

While UATC's theatres are located in 22 states, the majority of UATC's theatres are located in large and medium sized metropolitan areas in California, southern New York (primarily New York City and Long Island), New Jersey, Florida, Texas, eastern Pennsylvania (including Philadelphia), Louisiana, Colorado (primarily Denver), and Georgia. UATC believes that it has a good balance and strong position in many of these major metropolitan areas and in several rural or smaller metropolitan areas where there is reduced competition. The six states that represent the largest geographic concentration of theatres and screens operated accounted for approximately 60.5% and 60.1% of UATC's total theatres and screens, respectively, at December 28, 2000 and generated approximately 65.9% of UATC's admissions and concessions revenue for the fiscal year ended December 28, 2000, and were as follows:

	Total Number	Total Number	% of
	of Theatres	of Screens	Theatrical Revenue
California	35	211	15.4%
New York	27	188	18.7
Florida	18	161	6.0
Texas	18	166	8.3
Pennsylvania	17	131	9.0
Colorado	14	104	8.5
Other	84	638	34.1
	213	1,599	100.0%

Competition

UATC competes for the public's leisure time and disposable income with all forms of out-of-home entertainment including sporting events, concerts, live theatre and restaurants. UATC is also subject to varying degrees of competition from other theatre circuits and independent theatres. The motion picture exhibition industry is highly competitive, particularly with respect to film licensing, attracting patrons and acquiring or leasing new theatre sites. Some of UATC's competitors may be better established in certain areas where UATC's theatres are located or have better quality theatres than UATC. Competition for patrons occurs locally and depends upon factors such as:

    which films a particular theatre is exhibiting,
    location of theatres;
    comfort and quality of theatres, including stadium seating; and
    ticket prices.

Film patrons are not "brand" conscious and generally choose a theatre because of film selection, location and quality of the theatre.

Competition among theatre circuits for licensing popular films occurs locally and is based on the prestige and location of an exhibitor's theatres, quality of the theatres (especially projection and sound quality and the availability of stadium seating), seating capacity and the exhibitor's ability and willingness to promote the films.  UATC believes that promoting good relations with film distribution and production companies is important to consistently obtain the best mix of available films.

Where real estate is readily available there are few barriers preventing competitors from opening theatres near one of UATC's theatres, which may have a materially adverse effect on UATC's theatre.  In addition, megaplexes have been built or are planned to be built by competitors in certain general market areas in which UATC operates.  This new megaplex construction may result in excess capacity and adversely affect attendance and pricing at existing theatres in these market areas.  UATC has attempted to address the situation by rebuilding, renovating or expanding its locations, and through its divestiture plan.  UATC plans to further address this situation through continued capital expenditures.  To the extent that future funds are available for capital expansion, UATC intends to rebuild, renovate and/or expand existing key locations.

Alternative motion picture exhibition delivery systems, including cable television, video cassettes, satellite and pay per view, also exhibit filmed entertainment after its theatrical release.  While the further expansion of such delivery systems (such as video on demand) could have a material adverse effect upon UATC's business and results of operations, no such material adverse effect has yet been experienced.

The installation of new digital projectors into theatres has begun on a very limited basis.  While the roll-out of digital projectors throughout the industry is expected to be slow, it may have an affect on the distribution of motion pictures in theatres and the cost of theatre construction in the future.

Consolidation in the industry has included the merger of Sony Corp.'s Loews Theatres Exhibition Group with Cineplex Odeon Corp. and the merger of Act III Cinemas Inc. and several other regional circuits with Regal Cinemas Inc.  Such consolidation increased the level of capital available to these and other larger entities which in turn resulted in a significant increase in new theatre construction over the past three years.  UATC believes that the investment returns related to this new construction have been generally low and, given the many bankruptcies and other well-publicized financial problems within the industry, UATC believes future levels of new theatre construction within the industry will be much lower than in recent years.

In-Theatre Advertising

As a means of producing ancillary revenue, UATC sells various types of advertising within its theatres and on its web page, including rolling stock commercials, intermission slides, intermission music, lobby monitor advertising and entertainment, coupon distribution and customer sampling.  Revenues are primarily contingent upon the location of the theatre and attendance at the theatres.  UATC utilizes a small corporate staff to sell and coordinate the advertising, and local theatre personnel implement the advertising programs.  Existing assets at the theatres are utilized so that only a small capital investment is necessary for slide projectors.  Strong business relationships exist between UATC and some of its national advertisers, such as Coca-Cola Company, MovieFone and AOL Time Warner.  UATC recorded revenues of $10.0 million, $8.4 million, and $4.4 million for 2000, 1999, and 1998, respectively, from In-Theatre Advertising.

Satellite Theatre Network™

In an effort to utilize its existing theatres more effectively during periods of low attendance (such as mornings and weekdays), UATC has developed a business unit called the Satellite Theatre Network™ ("STN"). STN rents theatre auditoriums for seminars, corporate training, business meetings, educational or communication uses, product and customer research and other entertainment uses.  Theatre auditoriums are rented individually or on a networked basis.  To provide the "broadcasting" or "teleconferencing", a network of theatres has been created by installing high quality (high definition-like) electronic digital video projection equipment within theatres that are networked via the combination of satellite delivery from a single location or multiple locations and telephonic communication.

As of December 28, 2000, STN had 23 theatres permanently equipped with electronic video capability and an additional 190 theatres that were being rented for individual non-networked uses.  All of UATC's theatres can be "networked" through the use of temporary equipment.  Because STN utilizes existing theatre facilities and existing personnel manage its operations within the theatre, very little incremental capital or personnel expenditures are required.  Marketing and sales of the STN services is performed on a national basis by staff located in the corporate headquarters in Englewood, Colorado.  UATC recorded $4.4 million, $6.2 million, and $5.9 million of revenue from STN for the years ended December 2000, 1999, and 1998, respectively.

During 1998, UATC was issued a United States Patent (No. 5,801,754) with respect to the interactive theatre network system.

Management

UATC currently operates its theatres from its Englewood, Colorado corporate headquarters, two regional operating offices, 9 district operating offices and two film booking offices.  In the fourth quarter of 2000, the number of district operating offices was reduced by four because of the closure of a significant number of under-performing theatres during 2000.  All of UATC's district and regional operating offices are located within theatres.

There is active communication between the theatres and divisional and corporate management, which allows management to react on a daily basis to revenue and staffing information.  Division management provides guidance in scheduling, staffing, screen allocation and other day-to-day operating decisions.  Management personnel with UATC's marketing and concessions operations are also continually involved with theatre management to promote strong performance in those areas.  This structure allows the theatre manager to focus solely on the daily operations of the theatre.  A primary responsibility of the theatre manager is improving efficiency and managing costs at the local theatre level.

Corporate and divisional management assists in the daily operations of UATC's theatres by booking and settling films, training new and existing employees, setting admission and concessions pricing policies, selecting concession products, advertising theatres and showtimes, selecting new theatre sites and negotiating national purchasing contracts.  Corporate management also assists in theatre development and construction, capital raising activities and provides cash management, accounting, tax and management information services.

UATC's reporting systems provide management and each theatre manager with daily, weekly and monthly operating reports for individual theatres.  This allows management to monitor theatre manager performance and progress in attaining certain identifiable goals.  UATC's computer system, installed in all of its theatres, allows UATC to centralize all theatre-level administrative functions at its two regional operating offices and corporate headquarters.  The system allows regional and corporate management to monitor ticket revenue and concession sales on a daily basis.  Also, the system provides all locations with the ability to communicate instantly through an intranet by using electronic mail tools.  All accounting, reporting and management information systems are centralized at the corporate headquarters.

As of December 28, 2000, UATC employed approximately 7,400 employees, of whom approximately 856 were full-time.  Approximately 21% of UATC's employees (substantially all of whom are part-time employees who work in the theatres) are paid based on the applicable state and Federal minimum wage regulations.  Approximately 83 employees (primarily consisting of film projectionists, many of whom are part-time) are covered by two collective bargaining agreements.

Seasonality

UATC's theatrical results of operations are subject to seasonal fluctuations in theatre attendance which corresponds to holiday school vacation periods and a greater availability of popular motion pictures during the period from Memorial Day through Labor Day and during the Easter, Thanksgiving and Christmas holiday seasons.

Government Regulation

The distribution of motion pictures is regulated by Federal and state anti-trust laws and has been the subject of numerous anti-trust cases.  Consent decrees resulting from those cases have an impact on the theatrical exhibition business.  Those consent decrees bind certain major film studios and require the films of such studios to be offered and licensed to exhibitors, including UATC, on a theatre-by-theatre basis.  Consequently, UATC cannot assure itself of a supply of films by entering into long-term agreements with major film studios, but must compete for its film licenses on a film-by-film and theatre-by-theatre basis.

The Americans With Disabilities Act of 1990 ("ADA") and certain state statutes, among other things, require that places of public accommodation, including theatres (both existing and newly constructed), be accessible to and that assistive listening devices be available for use by certain patrons with disabilities.  With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres to make such theatres accessible to certain theatre patrons and employees who are disabled.  The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations.  The ADA provides for a private right of action and reimbursement of plaintiff's attorneys' fees and expenses under certain circumstances.  UATC has established a program to review and evaluate UATC's theatres and to make any changes that may be required by the ADA.  In 1995, UATC settled the lawsuit styled Connie Arnold et al. vs. UATC, filed in 1991.  This lawsuit involved allegations that certain of UATC's theatres lacked accessibility to persons with mobility disabilities in violation of the ADA.  In the settlement agreement, as it has been amended from time to time, UATC, the plaintiffs and the Department of Justice established standards of modifications that must be made to UATC's theatres throughout the United States to make them more accessible to persons with disabilities. .

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

Item 2.     Properties

UATC leases its executive office located in Englewood, Colorado and its two film booking offices.  The following table summarizes the theatres operated by UATC at December 28, 2000:

	Total Number	Total Number
	of Theatres	of Screens
Owned and Operated Theatres:
Owned	6	26
Leased:
From third parties	151	1,116
From UAR and Prop I	22	145
Through sale and leaseback transactions	34	312
Total owned and leased theatres	213	1,599
Managed theatres	3	5
Total theatres operated	216	1,604

Of the 213 owned and leased theatres, five theatres (11 screens) are held through a corporation that is owned 80% by UATC, one theatre (2 screens) is owned 60% by UATC and three theatres (27 screens) are held by three partnerships, each owned 51% by UATC.  The remaining owned and leased theatres are held directly by UATC or its wholly owned subsidiaries.  The master leases for theatres associated with the 1995 Sale and Leaseback transaction involving 31 properties allows for the exchange and sale of obsolete theatres that are not part of the long-term business plan.  Substitutions may be made under certain conditions, during certain time periods in the future.  The managed theatres include three theatres (5 screens) located in the United States.

As of December 28, 2000, UATC also had a 10% interest in two Asian theatre exhibition companies that operate four theatres (21 screens) in Singapore and Thailand.

UATC leases the land, building and equipment in the theatres owned by UAR and Prop I in accordance with two master affiliate leases.  The UAR and Prop I master leases expire in 2003 and provide for options to extend the leases at UATC's option for up to an additional ten years.

UATC owns directly or through its subsidiaries substantially all of the theatre equipment used in its theatres.

Item 3.     Legal Proceedings

On September 5, 2000, United Artists Theatre Circuit, Inc. ("UATC" or the "Company") and certain of its subsidiaries, as well as its parent company, United Artists Theatre Company (the "Parent" or "United Artists") and certain of the Parent's subsidiaries (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the District of Delaware, with all such cases being jointly administered for procedural purposes under Case No. 00-00-3514 (SRL) (the "Chapter 11 Cases") as well as a joint plan of reorganization.  On January 22, 2001, the joint plan of reorganization, as it had been amended from time to time, (the "Plan"), was approved by the Court, and the Debtors declared the Plan to be effective on March 2, 2001.

Upon the filing of the petitions, the Bankruptcy Code imposed a stay applicable to all entities, of, among other things, the commencement or continuation of judicial, administrative, or other actions or proceedings against UATC that were or could have been commenced before the bankruptcy petition.

UATC believes that no legal proceedings in which it is involved will have a material adverse effect on its financial position, liquidity, or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holder

Two matters were submitted to a vote of the Company's sole shareholder, the Parent, during 2000.  The Parent approved the merger of two of the Company's subsidiaries, Groton Cinemas, Inc. and Sameric Corporation of University City, into the Company.

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters

UATC's common stock is held entirely by the Parent and there is no market for the common stock.

UATC has not paid a cash dividend on its common stock during the past two years.  UATC is restricted by certain debt covenants as to the amount of dividends that it can declare and pay on its common stock.

Item 6.     Selected Financial Data

The following table presents selected financial data relating to the financial position and results of operations as at and for the years ended December 2000, 1999, 1998, 1997, and 1996 (dollar amounts in millions, except revenue per weighted average operating theatre which is in thousands):

	Years Ended December (3)
	2000	1999	1998	1997	1996
Summary of operations data:
Revenue	$ 549.8	630.8	661.7	683.1	675.6

EBITDA (1)	59.8	54.7	79.6	86.0	75.5

Depreciation and amortization	42.4	50.8	51.1	56.3	71.4

Operating income before provision
for asset impairments, lease exit and restructure costs	17.4	3.9	28.5	29.7	4.1

Asset impairments, lease exit and restructure costs	54.6	56.3	32.9	31.2	10.6

Operating loss	(37.2)	(52.4)	(4.4)	(1.5)	(6.5)

Net loss	(90.7)	(92.3)	(65.0)	(27.8)	(46.6)

Net loss attributable to common stockholder	(90.7)	(92.3)	(74.0)	(51.6)	(67.5)

Balance sheet data at year end:
Total assets	447.1	534.3	568.2	506.0	548.1

Total debt (4)	447.5	446.6	376.5	362.2	389.0

Preferred stock	-	-	-	193.9	170.1

Cash flow data at year end:
Cash flow provided by operating activities	4.6	22.4	55.1	48.7	28.4

Cash flow provided by (used in) financing activities	(1.0)	29.2	62.9	(33.0)	6.7

Cash flow provided by (used in) investing activities	(3.0)	(43.5)	(120.7)	(14.7)	(57.9)

Other:
Weighted average operating screens(2)	1,790	2,108	2,160	2,204	2,299

Weighted average operating theatres(2)	245	304	327	354	395
Weighted average operating screens
per operating theatre	7.3	6.9	6.6	6.2	5.8
Revenue per weighted average
operating theatre	2,244	2,075	2,024	1,929	1,710

(1)  EBITDA represents operating income before depreciation, amortization and other non-recurring or non-cash operating credits or charges.  EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt.  EBITDA, however, is not a measure determined in accordance with GAAP and should not be considered in isolation or as a substitute for or an alternative to net income, cash flow from operating activities or other income or cash flow data prepared in accordance with GAAP, or as a measure of a company's operating performance or liquidity.  EBITDA as presented may not be comparable to other similarly titled measures used by other companies.

(2)  Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.

(3)  Beginning in 1999, UATC changed its reporting period from the traditional calendar year to a fifty-two/fifty-three week presentation.  The 2000 and 1999 years contained 52 weeks and ended on December 28 and December 30, respectively.

(4)  Total debt for 2000 includes $441.4 million of debt that is a liability subject to compromise as part of UATC's Chapter 11 Reorganization.

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

On September 5, 2000, the Debtors filed the Chapter 11 Cases and the Plan, which was confirmed by the Court on January 22, 2001 and declared effective on March 2, 2001.  See "Item 1 - Business - (b) Narrative Description of Business" for additional detail.

Beginning in 1999, UATC changed its reporting period from the traditional calendar quarter and year presentation ending on March 31, June 30, September 30 and December 31 to a presentation ending on the Thursday closest to the calendar quarter or year end.  The periods presented below are for the fifty-two weeks ended December 28, 2000 and December 30, 1999 and the calendar year ended December 31, 1998.  UATC operates three business segments:  Theatre Operations, In-Theatre Advertising and Satellite Theatre Network™ .  A discussion of the results of operations for each of UATC's three segments follows.

Theatre Operations Segment

The following table summarizes operating revenue and expenses of UATC's Theatre Operations Segment for the fifty-two weeks ended December 28, 2000 and December 30, 1999, and the year ended December 30, 1998 (dollar amounts in millions except ratios).

			%			%
			Increase			Increase
	2000	1999	(Decrease)	1999	1998	(Decrease)
Revenue:
Admissions	$372.4	433.1	(14.0)%	433.1	454.4	(4.7)%
Concession sales	154.6	174.4	(11.3)	174.4	188.5	(7.5)
Other	8.5	8.7	(2.2)	8.7	8.5	2.4
Expenses:
Film rental and advertising expenses	204.9	244.0	(16.0)	244.0	248.5	(1.8)
Concession costs	18.0	22.7	(20.7)	22.7	28.0	(18.9)
Other operating expenses:
Personnel expense	84.1	96.5	(12.8)	96.5	96.2	0.3
Occupancy expense	82.1	95.8	(14.3)	95.8	92.8	3.2
Misc. operating expenses	75.8	89.5	(15.3)	89.5	88.8	0.8

Weighted average operating theatres (1)	245	304	(19.4)	304	327	(7.0)
Weighted average operating screens (1)	1,790	2,108	(15.1)	2,108	2,160	(2.4)
Weighted average screens per
average theatre	7.3	6.9	5.8	6.9	6.6	5.0
Admissions per weighted average
operating theatre	$1,520,186	1,424,671	6.7	1,424,671	1,389,602	2.5
Admissions per weighted average
operating screen	$208,070	205,455	1.3	205,455	210,370	(2.3)
Concession sales per weighted
average operating theatre	$630,879	573,684	10.0	573,684	576,453	(0.5)

(1)  Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.

Revenue and Expenses from Operating Theatres for the Fifty-two weeks Ended December 28, 2000

Compared to the Fifty-two weeks Ended December 30, 1999

Admissions:  The following table summarizes percentage year over year changes for certain statistics pertinent to an analysis of admissions revenue:

Fifty-two weeks Ended December 28, 2000 Compared to Fifty-two weeks Ended December 30, 1999
Percentages change in:
Admissions	(14.0)%
Caused by:
Attendance decline	(17.6)%
Average ticket prices	4.5%

Weighted average theatres	(19.4)%
Weighted average screens	(15.1)%

Admissions revenue per:
Weighted average theatre	6.7%
Weighted average screen	1.3%

As shown above, the decline in admissions revenue during the fifty-two weeks ended December 28, 2000 as compared to the fifty-two weeks ended December 30, 1999 is the result of a decline in attendance, partially offset by an increase in the average ticket price.  The attendance decline was caused by (1) decreases in weighted average operating theatres and screens as shown above, (2) continuing adverse impact on attendance at certain of UATC's older theatres due to the opening of new stadium seating theatres by UATC's competitors in certain markets and (3) a decline in overall industry attendance during 2000 as compared to 1999.  The decreases in weighted average operating theatres and screens are the result of closures and sales of under-performing theatres as further discussed in "Theatres Targeted for Disposition or Lease Renegotiation".  The increase in average ticket prices is primarily due to selective price increases during the summer and holiday periods in 1999, and during May 2000 along with the closure during 1999 and 2000 of non-performing theatres, which generally had lower average ticket prices.  The closure of under-performing theatres during 2000 resulted in an increase in admissions revenue per weighted average theatre and screen during the fifty-two weeks ended December 28, 2000 as compared to the fifty-two weeks ended December 30, 1999.

Concession Sales:  Concession sales decreased 11.3% during the fifty-two weeks ended December 28, 2000 as compared to 1999.  The decrease in sales was primarily due to the decrease in attendance discussed above, partially offset by a 7.4% increase in the average concession sales per patron.  While concession sales growth was adversely impacted by declines in attendance, improvements in concession sales per patron related primarily to:

    Certain selective price increases during 1999 and 2000;
    Additional specialty concession menu items;
    Continued emphasis on sales staff training; and
    The opening of new theatres with more efficient concession operations and the closure or sale of older, smaller theatres with less efficient concession operations.

The following table sets forth the admissions and concession sales revenue for theatres operated throughout all of 2000 and 1999 (dollar amounts in millions):

	Theatres	Screens	2000	1999	% Decrease
Theatres operated
throughout both periods	211	1,549
Admissions			$341.2	367.1	(7.1)%
Concession sales			141.1	146.6	(3.8)

This "same theatre" analysis eliminates the effect of new theatre openings, sales or closures during 2000 or 1999.

Other:  Other theatre operations segment revenue is derived primarily from electronic video games located in theatre lobbies, theatre screening and commercial rentals, and other miscellaneous sources.  Other revenue decreased 2.2% during 2000 as compared to 1999 due to the closure of under-performing theatres during the year.

Film rental and advertising expenses:  Film rental and advertising expenses decreased 16.0% during the fifty-two weeks ended December 28, 2000 as compared to 1999, primarily as a result of the decrease in admissions revenue discussed above.  Film rental and advertising expenses as a percentage of admissions revenue for the fifty-two weeks ended December 28, 2000 and December 30, 1999 were 55.0% and 56.3%, respectively.  The decrease in film rental and advertising expenses as a percentage of admissions revenue related primarily to the higher than average film terms associated with certain films released in the early summer of 1999 and a significant reduction in the size and number of directory advertisements in some major markets.

Concession costs:  Concession costs include direct concession product costs and concession promotional expenses. Such costs decreased 20.7% during the fifty-two weeks ended December 28, 2000 as compared to 1999.  This decrease was primarily the result of the decrease in concession sales revenue discussed above.  Concession costs as a percentage of concession sales revenue for the fifty-two weeks ended December 28, 2000 and December 30, 1999 were 11.7% and 13.0%, respectively.  The decrease in concession costs as a percentage of concessions revenue for the fifty-two weeks ended December 28, 2000 was primarily due to the price reductions from certain concession vendors, reduced concession promotional costs, and the effect of certain selective concession price increases.

Personnel expense:  Personnel expense includes the salary and wages of the theatre manager and all theatre staff, commissions on concession sales, payroll taxes and employee benefits.  The 12.8% decrease in personnel expense during the fifty-two weeks ended December 28, 2000, as compared to 1999 related to the reduction in the number of operating theatres during the year and more efficient staffing, partially offset by an increase in the hourly wage of 3.2% during 2000 compared to 1999.  The increase in hourly wage relates primarily to wage competition among retailers and the low unemployment rate.  Personnel expense as a percentage of admissions and concessions revenue was 16.0% and 15.9% for the fifty-two weeks ended December 28, 2000 and December 30, 1999, respectively.  The increase in personnel expense as a percentage of admissions and concessions revenue was primarily attributable to the increased wage rates discussed above, and the fixed cost nature of certain personnel costs, which is incurred regardless of attendance levels, partially offset by more efficient theatre staffing and the closing of under-performing theatres.

Occupancy expense:  UATC's typical theatre lease arrangement provides for a base rental as well as contingent rentals that are a function of the underlying theatre's revenue over an agreed upon breakpoint.  Occupancy expense decreased 14.3% during the fifty-two weeks ended December 28, 2000 as compared to 1999.  This decrease relates to the sale or closure of under-performing theatres and a small portion of the positive impact from certain completed lease renegotiations, partially offset by base rentals on newly opened theatres.  In addition, occupancy expense includes non-cash charges relating to the effect of escalating leases which have been "straight-lined" for accounting purposes of $4.7 million and $4.8 million for the fifty-two weeks ended December 28, 2000 and December 30, 1999, respectively.

Miscellaneous operating expenses:  Miscellaneous operating expenses consist of utilities, repairs and maintenance, insurance, real estate and other taxes, supplies and other miscellaneous operating expenses.  Miscellaneous operating expenses decreased 15.3% during the fifty-two weeks ended December 28, 2000 as compared to 1999.  This decrease was primarily the result of the sale or closure of under-performing theatres and the related decline in repair and maintenance, supplies, pre-opening advertising, common area maintenance expenses and real estate taxes.  Additionally, cost controls in effect during 2000 had the effect of further reducing such expenses.

Revenue and Expenses from Operating Theatres for the Fifty-two weeks Ended December 30, 1999

Compared to the Year Ended December 31, 1998

Admissions:  The following table summarizes percentage year over year changes for certain statistics pertinent to an analysis of admissions revenue:

Fifty-two weeks Ended December 30, 1999 Compared to the Year Ended December 31, 1998
Percentages change in:
Admissions	(4.7)%
Caused by:
Attendance decline	(9.6)%
Average ticket prices	5.4%

Weighted average theatres	(7.0)%
Weighted average screens	(2.4)%

Admissions revenue per:
Weighted average theatre	2.5%
Weighted average screen	(2.3)%

As shown above, the decline in admissions revenue during the fifty-two weeks ended December 30, 1999 as compared to the year ended December 31, 1998 is the result of a decline in attendance, partially offset by an increase in the average ticket price.  The attendance decline was caused by (1) decreases in weighted average operating theatres and screens as shown above, (2) the short run of several films released at the end of 1998 and a weak film release schedule during the first four months of 1999 as compared to the unprecedented success of the film "Titanic" during the same 1998 period, and (3) the adverse impact of stadium seating theatre construction built by competitive theatre chains.  The increase in average ticket prices during the year was due to an increase in the percentage of adult, non-matinee tickets sold and certain selective ticket price increases during 1998 and early 1999.

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

    Certain selective price increases during 1998 and 1999;
    Additional concession menu items;
    Increased emphasis on sales staff training; and
    The opening of new theatres with more efficient concession operations and the closure or sale of older, smaller theatres with less efficient concession operations.

The following table sets forth the admissions and concession sales revenue for theatres operated throughout all of 1999 and 1998 (dollar amounts in millions):

	Theatres	Screens	1999	1998	% Decrease
Theatres operated
throughout both periods	281	1,887
Admissions			$372.4	416.2	(10.5)%
Concession sales			154.2	172.9	(10.8)

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

Personnel expense:  Personnel expense includes the salary and wages of the theatre manager and all theatre staff, commissions on concession sales, payroll taxes and employee benefits.  The 0.3% increase in personnel expense during the fifty-two weeks ended December 30, 1999, as compared to the year ended December 31, 1998 related primarily to a 3.5% increase in the average hourly rate, increased costs for union projectionists, security and janitorial expenses, partially offset by lower payroll taxes and the reduction in the number of staff hours and theatres operated during the year.  Personnel expense as a percentage of admissions and concessions revenue was 15.9% and 15.0% for the fifty-two weeks ended December 30, 1999 and the year ended December 31, 1998, respectively.  The increase in personnel expense as a percentage of admissions and concessions revenue was primarily attributable to the increased wages discussed above, partially offset by more efficient theatre staffing, the closing of numerous unprofitable theatres and the opening of several new larger, more efficient multiplex theatres.  In addition, personnel expense as a percentage of admissions and concessions revenue for the fifty-two weeks ended December 30, 1999 was negatively impacted by the lower attendance during the first four months of 1999 and the fixed nature of certain expenses (i.e., theatres managers' and assistant managers' salaries).

Occupancy expense:  UATC's typical theatre lease arrangement provides for a base rental as well as contingent rentals that are a function of the underlying theatre's revenue over an agreed upon breakpoint.  Occupancy expense increased 3.2% during the fifty-two weeks ended December 30, 1999 as compared to the year ended December 31, 1998.  This increase relates to higher base rentals on theatres opened in late 1998 and 1999 and additional sale and leaseback rent, partially offset by fewer weighted average operating theatres, lower affiliated lease rentals and lower contingent rent.  In addition, occupancy expense includes non-cash charges relating to the effect of escalating leases which have been "straight-lined" for accounting purposes of $4.8 million and $4.0 million for the fifty-two weeks ended December 30, 1999 and the year ended December 31, 1998, respectively.

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

Theatres Targeted for Disposition or Lease Renegotiation

During 2000 and 1999, UATC accelerated its strategy intended to identify and divest of or renegotiate the leases of under-performing and non-strategic theatres and properties.  In December 1999, management formalized a plan initiated in 1997 to dispose of under-performing leased properties and under-utilized real estate.  The plan included 55 operating theatres (371 screens), five other properties, and leases covering 18 closed theatres.  This plan was focused on lease termination negotiations and there were no other significant actions necessary to complete the plan.  In December 1999, UATC hired a consultant to facilitate negotiations of lease terminations with landlords.  As part of the disposition plan UATC recorded estimated lease termination costs of $11.3 million and $22.5 million in 2000 and 1999, respectively.  During 2000, UATC added 59 theatres (371 screens) to the disposition plan, closed 59 theatres (373 screens), renegotiated 9 leases (82 screens), and rejected leases as part of UATC's Chapter 11 Reorganization and terminated leases or sold parcels of real estate on a total of 87 locations.  Theatres closed during 2000 had negative EBITDA totaling $3.9 million and $9.2 million during 2000 and 1999, respectively.  Set forth below is a summary of the plan activity during the fiscal year ended December 28, 2000:

Operating Theatres	Non-Theatre Properties	Closed Theatres	Total Properties
Balance at December 30, 1999	55	5	18	78
Properties added to plan	56	-	3	59
Theatre closures	(59)	-	59	-
Lease terminations/asset sales	-	(1)	(86)	(87)
Leases renegotiated	(9)	-	-	(9)
Leases for non-operating facilities	-	-	9	9
Balance at December 28, 2000	43	4	3	50

At the end of 2000 there were 50 remaining locations that had been identified as under-performing and non-strategic theatres.  The 50 locations were made up of 16 theatres which are owned properties and 14 locations leased under the sale and leaseback transactions.  UATC intends to sell the under-utilized real estate and use the proceeds to repay debt and fund its reinvestment activities.  Also, UATC was able to finalize an amendment to the 1995 Sale and Leaseback transaction to allow for the sale of economically obsolete theatre properties included in that transaction which are expected to reduce future occupancy costs.  The remaining locations are made up of two theatre leases that were rejected after year-end and 18 third-party leases that UATC successfully renegotiated subsequent to year-end as part of its reorganization through the Chapter 11 Cases.  The lease renegotiations completed during the fifty-two weeks ended December 28, 2000, along with the lease renegotiations completed subsequent to year-end are expected to result in a total annual reduction of $7.0 million in total occupancy costs, as well as shorter lease terms at some locations, which will allow for profitable operations at these theatres for the foreseeable future.

In-Theatre Advertising Segment

The following table summarizes operating revenue and expenses of UATC's In-Theatre Advertising segment for 2000, 1999, and 1998 (dollar amounts in millions):

			%			%
			Increase			Increase
	2000	1999	(Decrease)	1999	1998	(Decrease)

Revenue	10.0	8.4	19.0%	8.4	4.4	90.9%
Operating Expenses:
Other operating expenses:
Misc. operating expenses	0.7	0.7	-	0.7	0.3	133.3

Revenues and Expenses for the Fifty-two weeks Ended December 28, 2000

Compared to the Fifty-two weeks Ended December 30, 1999

Advertising revenue:  UATC sells advertising including rolling stock commercials, intermission slides, intermission music, lobby monitor advertising and entertainment, coupon distribution and customer sampling.  Revenues are primarily contingent upon the success of the sales efforts, as well as upon the location of theatres and attendance at the theatres.  In-Theatre Advertising revenue increased 19.0% during the fifty-two weeks ended December 28, 2000 as compared to the fifty-two weeks ended December 30, 1999.  This increase was due primarily to a new multi-year advertising contract with one customer which began in November 1999, and increases in advertising rates partially offset by decreased theatre attendance during 2000.

Advertising expenses:  Expenses associated with In-Theatre Advertising include supplies, professional services, freight, projection repair and other miscellaneous expenses.  These expenses have remained even with 1999 costs.

Revenues and Expenses for the Fifty-two weeks Ended December 30, 1999

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

Advertising expenses:  Expenses associated with In-Theatre Advertising increased 133.3% during the fifty-two weeks ended December 30, 1999 as compared with the year ended December 31, 1998.  Expenses have increased in conjunction with the substantial increases in advertising revenue and the in-house nature of its sales effort.  The most significant increases were in the areas of supplies, professional fees and projection repair costs.

Satellite Theatre Network™ Segment

The following table summarizes operating revenue and expenses of UATC's Satellite Theatre Network™ segment for 2000, 1999, and 1998 (dollar amounts in millions):

			%			%
			Increase			Increase
	2000	1999	(Decrease)	1999	1998	(Decrease)

Revenue	4.4	6.2	(29.0)%	6.2	5.9	5.1%
Operating Expenses:
Other operating expenses:
Misc. operating expenses	3.0	4.5	(33.3)	4.5	4.6	(2.2)

Revenues and Expenses for the Fifty-two weeks Ended December 28, 2000

Compared to the Fifty-two weeks Ended December 30, 1999

STN revenue:  The Satellite Theatre Network™ ("STN") rents theatre auditoriums for seminars, corporate training, business meetings, educational or communication uses, product and customer research and other entertainment uses.  Theatre auditoriums are rented individually or on a networked basis.  Revenues decreased 29.0% for the fifty-two weeks ended December 28, 2000 as compared to December 30, 1999.  The reduction in revenue was due to customers' reluctance to book events while UATC's financial position was uncertain, and also due to restaffing and turnover within the STN sales force.

STN expenses:  Expenses associated with the Satellite Theatre Network™ decreased 33.3% for the fifty-two weeks ended December 28, 2000 as compared to December 30, 1999.  Other operating costs was primarily related to the revenue decreases discussed above.

Revenues and Expenses for the Fifty-two weeks Ended December 30, 1999

Compared to the Year Ended December 31, 1998

STN revenue:  STN revenues increased 5.1% for the fifty-two weeks ended December 30, 1999 as compared to the year ended December 31, 1998.  The additional revenue was due primarily to an increase in refreshment sales and satellite seminar revenue.

STN expenses:  Expenses associated with the Satellite Theatre Network™ decreased 2.2% for the fifty-two weeks ended December 30, 1999 as compared to the year ended December 31, 1998.  Other operating costs decreased primarily related to a reduction in equipment rental expense due to projector technology improvements.

The revenue and operating expenses discussed above are incurred exclusively within UATC's theatres.  The other expense discussions below reflect the combined expenses of corporate, divisional and district operations which relate to UATC's three business segments discussed above.

Other Expenses for the Fiscal Years Ended December 2000, 1999, and 1998

General and Administrative Expense

General and administrative expense consists primarily of costs associated with functions at UATC's corporate headquarters and two film booking and regional operating offices and 9 district theatre operations offices (generally located in theatres).  Staff at the corporate headquarters include theatre administrative and operating personnel, In-Theatre Advertising and Satellite Theatre Network™ sales and marketing staff and other support functions.  General and administrative costs decreased $1.1 million (5.3%) during 2000 as compared to 1999.  This decrease was primarily the result of the merger of five district offices, a reduction in the number of corporate personnel, lower travel and entertainment, utility and postage expenses, partially offset by employee retention payments incurred during 2000.  During 1999, general and administrative expenses decreased $0.5 million (2.2%) from 1998 primarily as a result of a reduction in personnel, travel and entertainment, utility and other miscellaneous corporate expenses, partially offset by a reduction in management fees from international theatre investments, which were sold at the end of 1998.

Depreciation and Amortization

Depreciation and amortization expense includes the depreciation of theatre buildings and equipment, the amortization of theatre lease costs and certain non-compete agreements.  Depreciation and amortization decreased $8.4 million for 2000 as compared to 1999, and $0.3 million for 1999 as compared to 1998.  The 2000 and 1999 decreases were primarily due to the closures of under-performing theatres and the effect of asset impairments during 1998, 1999 and 2000, partially offset by increased depreciation from new theatres opened during those years.

Impairments, Lease Exit and Restructure Costs

Provisions for impairments relates to non-cash charges for the differences between the historical book value of individual theatres (in some cases groups of theatres) and the undiscounted cash flow expected to be received from the operation or future sale of the individual theatre (or groups of theatres).  UATC recorded non-cash provisions for asset impairments of $37.3 million, $30.6 million, and $28.4 million during fiscal 2000, 1999, and 1998, respectively.

During 2000, UATC accelerated its strategy intended to identify and divest of or renegotiate the leases of under-performing and non-strategic theatres and properties.   Lease exit costs of $11.3 million, $22.5 million and $4.5 million have been charged to operating income during 2000, 1999 and 1998, respectively.

UATC's Parent has negotiated a debt/equity recapitalization plan with its Pre-Petition Credit Facility lenders and Senior Subordinated Note holders as part of its reorganization through the Chapter 11 Cases.  Costs incurred for this restructuring, exclusive of those amounts incurred subsequent to the petition date which are classified as reorganization items as further discussed below, were $6.0 million for the fiscal year ended December 28, 2000.  Restructuring costs of $0.3 million for termination costs related to corporate personnel were recorded during fiscal 1999.

Operating Loss

UATC incurred operating losses of $37.2 million, $52.4 million, and $4.4 million during 2000, 1999, and 1998, respectively.  The decrease in operating loss during 2000 was primarily due to lower film and concession costs, a reduction in operating expenses and general and administrative overhead, and a decrease in non-cash charges related to provisions for impairment and depreciation costs, partially offset by lower revenues and by costs related to UATC's reorganization through the Chapter 11 Cases.  The increase in operating loss during 1999 was primarily due to lower revenue, a higher film rental percentage and increased occupancy expenses and increased non-cash charges related to provisions for impairment and accrued lease termination costs, partially offset by lower non-film related operating costs and general and administrative expenses.

Interest, Net

Interest, net increased $9.7 million in 2000 as compared to 1999 and increased $4.4 million in 1999 compared to 1998.  The increases were due primarily to a higher average debt balance and to an increase in the interest rate on the Pre-Petition Credit Facility.  UATC capitalized $0.4 million, $0.8 million and $1.5 million of interest during 2000, 1999 and 1998, respectively, related to various construction projects.

Gain on Disposition of Assets, Net

During 2000, UATC sold properties relating to under-performing theatres and other non-theatre real estate, along with equipment from closed theatres that could not be used at other locations, and received cash proceeds of $10.2 million.  Also during 2000, UATC sold securities received when certain of its international theatrical interests were sold in 1999 for proceeds of $4.1 million, resulting in a $3.7 million gain.  During 1999, UATC sold certain theatres for which cash proceeds of $9.8 million were received and $4.2 million of gains were recognized.  In 1998, UATC sold the majority of its remaining international theatrical exhibition assets for $3.0 million of cash, $0.5 million of stock of the acquiring company and a $3.0 million note.  In addition, UATC sold certain other operating theatres and non-operating real estate for which net cash proceeds of $7.0 million were received.  In conjunction with these sales, UATC recognized $0.2 million of gains.

Reorganization Items

Costs associated with UATC's reorganization through the Chapter 11 Cases incurred subsequent to the petition date (September 5, 2000) are classified as reorganization items.  UATC incurred $18.2 million in reorganization costs for the fifty-two weeks ended December 28, 2000.  This amount consists of $4.9 million in professional fees related to the Chapter 11 Cases, a $9.1 million write off of deferred loan costs related to debt that was classified as liabilities subject to compromise and will be restructured as part of the reorganization, non-cash provisions for asset impairments of $3.8 million, and other miscellaneous costs of $0.4 million.

Income Tax Expense

Income tax expense consists of current state and Federal income taxes of UATC's less than 80%-owned consolidated subsidiaries.  At December 28, 2000, UATC has a net operating loss ("NOL") carryforward of approximately $287.7 million.  The Parent and UATC's income tax returns for 1998 and 1999 have not been audited.  An audit by the IRS of these years could reduce the amount of NOL carryforward and/or change the basis of the assets, thereby reducing future deductible amounts.  UATC believes any future audit adjustments would not have a material adverse effect on their financial condition or results of operation.  The net operating loss will be reduced, and possibly eliminated, due to the extinguishment of debt in conjunction with the bankruptcy.  In addition, any available net operating loss will be limited due to the change in ownership of the Parent.

Discontinued Operations

During 1998, UATC established a plan to dispose of its entertainment center business operations.  Operations in all of UATC's entertainment centers ceased during 1999.  The net loss from the discontinued operations was $13.8 million for 1998; included in the net loss from discontinued operations was interest expense of $1.1 million, the anticipated loss from disposition of $5.7 million, and non-cash provisions for asset impairments of $10.2 million, exclusive of $3.1 million in related assets held for sale.  At December 30, 1999 UATC subsequently established an additional reserve of $2.4 million related to estimated costs necessary to terminate three remaining leases and settle remaining litigation related to the entertainment centers, and the assets held for sale were written off against this reserve.  At December 28, 2000, the balance in the discontinued operations reserve account is $2.2 million.  This is the amount estimated to be necessary to terminate three remaining leases, which were rejected as part of the Chapter 11 Cases.

Extraordinary Item

As a result of the repayment of the Parent's Pre-Petition Credit Facility and Senior Secured Notes (the "Notes") during 1998, UATC recognized an extraordinary loss on the early extinguishment of debt of $7.9 million, consisting of a $3.6 million prepayment premium on the Notes and approximately $4.3 million of unamortized deferred loan costs.

Net Loss Attributable to Common Stockholder

UATC incurred a net loss attributable to common stockholder of $90.7 million during 2000, as compared to net losses attributable to common stockholder of $92.3 million and $74.0 million for 1999 and 1998, respectively.  The decrease in net loss from 2000 to 1999 relates to the reduced operating loss, the increase in gains on disposition of assets, and the loss on discontinued operations recorded in 1999, partially offset by higher interest costs, and reorganization items that relate to all costs that occurred subsequent to filing the Chapter 11 Cases.  The increase in loss from 1999 to 1998 relates to reduced operating income before non-cash impairments, increased interest costs, and increases in non-cash provisions for asset impairments and lease termination costs, partially offset by the dividends on preferred stock, the extraordinary loss on early extinguishment of debt and the loss from discontinued operations recorded during 1998.  Excluding these unusual items, the net losses attributable to common stockholders for 2000, 1999, and 1998 would have been as follows (dollar amounts in millions):

	2000	1999	1998

Net loss attributable to common stockholder	$(90.7)	(92.3)	(74.0)
Asset impairment, lease exit and restructure costs	54.6	56.3	32.9
Gain on disposition of assets	(13.2)	(4.2)	(0.2)
Discontinued operations	-	2.4	19.5
Loss on early extinguishment of debt	-	-	7.9
Reorganization items	18.2	-	-
	$(31.1)	(37.8)	(13.9)

Liquidity and Capital Resources

For the fifty-two weeks ended December 28, 2000, $4.6 million in cash provided from operations, $15.7 million from asset sale proceeds, $27.0 million in debt borrowings and $16.0 million of beginning cash balances were utilized to fund capital expenditures of $18.0 million, interest payments of $48.8 million, restructure and reorganization costs of $6.9 million, repayments of debt including borrowings under the DIP Facility and reductions in cash overdrafts totaling $26.2 million, and other items totaling $2.5 million.  As previously discussed, on September 5, 2000, the Debtors filed the Chapter 11 Cases and Plan.  During its "First Day" and subsequent hearings, UATC received approval to fund its operations through borrowings under a $25.0 million DIP Credit Facility.  At December 28, 2000 UATC had $25.0 million of availability under its DIP Facility.

In addition to cash provided by its DIP Facility, substantially all of UATC's admissions and concession sales revenue is collected in cash.  UATC benefits from the fact that film expenses (except for films that require advances) are usually paid 15 to 45 days after the admissions revenue is collected.

In December 1996, UATC initiated a new investment strategy that focused on the development of new theatres and renovations (including stadium seating retrofits) and expansions of existing high revenue theatres in the U.S. where UATC has a significant operating presence.  As part of this increased focus on its U.S. operations, UATC restructured and realigned its corporate overhead functions and sold substantially all of its international theatre exhibition investments.  The proceeds received from the sale of international investments and corporate overhead savings were redeployed into new theatre developments and the renovation and expansion of existing key theatres in UATC's core areas of operation and used to repay existing debt.

During late 1997, several of UATC's competitors initiated expansion programs to build new stadium seating megaplexes in an effort to gain market share.  As a result of this unprecedented increase in capital spending by other operators, a significant number of UATC's older, smaller non-stadium theatres were adversely impacted.  In response to this market condition, UATC began seeking to defend its key market positions and dispose of those theatres that were unprofitable and could not compete effectively.

In 1999, as the capital spending by its competitors peaked, UATC continued to implement a strategy intended to identify and divest of or renegotiate the leases of under-performing and non-strategic theatres and properties.  In December 1999, management formalized a plan to dispose of 55 operating theatres (371 screens) and leases covering 18 closed theatres.  During the fiscal year ended December 28, 2000, UATC added 52 theatres (311 screens) to its disposition plan, closed 52 theatres (323 screens), renegotiated 9 leases (82 screens) and terminated leases or sold parcels of real estate on a total of sixteen locations.  For the year ended December 28, 2000 theatres that were closed generated $3.9 million of negative EBITDA.  The theatres that were closed were primarily smaller, older theatres that were under-performing or not part of UATC's long term strategic plans.

Also, in response to the increasingly competitive environment, the resulting over-screening in many markets, and its deteriorating liquidity position, UATC ceased its investment activities and significantly curtailed its capital spending to only maintenance capital and projects where construction had begun or was recently completed.  During the fiscal year ended December 28, 2000 approximately $10.3 million was invested to complete one theatre (15 screens plus an IMAX®).  Additionally, UATC invested approximately $7.7 million to pay costs associated with three new theatres (37 screens) which opened in 1999 and for recurring capital maintenance.

In March 1999 and September 1999, the Parent finalized the second and third amendments to its Pre-Petition Credit Facility with its lenders, including a shortening of the maturity date for part of the credit facility, an increase in the LIBOR borrowing spread and additional loan security through mortgages on certain of UATC's and UAR's properties.  As of December 30, 1999, the Parent was in default of certain covenants under its Pre-Petition Credit Facility.  As a result of the existing default under the Pre-Petition Credit Facility (and certain cross-default provisions in UATC's other debt) UATC had classified most of its debt outstanding at December 30, 1999, as current.

Due to the decline in EBITDA and a lack of operating liquidity, in February 2000, the Parent initiated discussions with the senior secured lenders under its Pre-Petition Credit Facility, the studios and other creditors regarding a recapitalization plan.  On April 15, 2000, an interest payment of $12.3 million was due from the Parent to the holders of the Senior Subordinated Notes (the "Notes").  On or about April 12, 2000, the senior secured lenders under the Pre-Petition Credit Facility notified the holders of the Notes of a default under the Pre-Petition Credit Facility and blocked payment of the Notes for up to180 days.  As a result, the Parent did not make that payment when due.

After the completion of negotiations with the senior secured lenders under the Pre-Petition Credit Facility and, subsequently, the holders of the Notes, and the execution of lock-up agreements with those creditor classes, the Debtors filed the Chapter 11 Cases and Plan on September 5, 2000.  This Plan, as it was amended from time to time, was approved by the Court on January 22, 2001, and was declared to be effective on March 2, 2001.  The Plan results in the reduction of debt from approximately $439.7 million under the Pre-Petition Credit Facility to approximately $252.1 million (the "Restructured Bank Credit Facility").  The Restructured Bank Credit Facility is subject to various covenants and limitations, including limitations on capital expenditures and on additional indebtedness, as well as various financial covenants.  Upon the Plan being declared effective, the DIP Credit Facility was repaid through an initial draw of $12.5 million on a new $35.0 million revolving credit facility.  This revolving credit facility, which matures in August 2004, allows for issuance of letters of credit up to $10.0 million, and includes substantially the same covenants and limitations as are within the Restructured Bank Credit Facility.  As of March 2, 2001 there was $22.5 million in availability under this facility.

A significant portion of UATC's capital expenditures over the past several years has been funded by sale and leaseback transactions.  Following is a summary of the various transactions:

In December 1995, UATC and UAR entered into a sale and leaseback transaction (the "1995 Sale and Leaseback") whereby the land and buildings underlying 27 of their operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party.  The 1995 Sale and Leaseback requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years.  In conjunction with the 1995 Sale and Leaseback, the buyer of the properties issued certain publicly traded pass-through certificates.  The lease required UATC to enter into a Participation Agreement that requires UATC to comply with certain covenants including limitations on indebtedness and restricted payments.  Several of its properties included in the 1995 Sale and Leaseback have been determined by UATC to be economically obsolete for theatre use.  UATC recently amended the lease to allow UATC to terminate the master lease with respect to obsolete properties, allow the Owner Trustee to sell those properties and pay down the underlying debt, and reduce the amount of rent paid by UATC on the master lease.

In November 1996, UATC entered into a sale and leaseback transaction whereby the building and land underlying three of its operating theatres and two theatres under development were sold, for approximately $21.5 million and leased back from an unaffiliated third party.  The lease has a term of 20 years and nine months with the option to extend for an additional 10 years.  Two of the properties in this transaction have been determined by UATC to be obsolete.  UATC is currently discussing the sale of those properties with the owner and lenders.

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

During 1999, UATC and UAR entered into a sale and leaseback transaction on one existing theatre.  Proceeds were received in the amount of $5.4 million by UAR during 1999, which was then leased to UATC.  The lease has a term of 20 years, with options to extend for up to 20 additional years.

At December 28, 2000, there were no remaining construction projects where UATC has executed a definitive lease or construction agreement.  UATC expects to incur additional capital expenditures for ongoing maintenance and with regard to the renovation, expansion or replacement of existing key locations as opportunities present themselves.  Subsequent to December 28, 2000, UATC initiated the renovation of a 10 screen theatre with stadium seating and the addition of five screens and renovation of the existing nine screens of another existing theatre.  These redevelopment activities are expected to cost approximately $10.9 million with $6.0 million of this amount on one project to be funded by the landlord.  Predevelopment work, including construction plans, are being completed related to certain other locations that UATC intends to renovate with stadium seating and/or expand.  Because UATC's future capital spending plans relate primarily to the renovation and/or expansion of existing key locations, the timing of such commitments and expenditures are much more flexible.  Therefore, they can be matched to net cash provided by operating activities, asset sales and other sources of capital.

At December 30, 1999, UATC was party to interest rate collar agreements on $150.0 million of floating rate debt which provided for a LIBOR interest rate cap of 6% per annum and LIBOR interest rate floors of approximately            5 1/2%, expiring at August 2001.  Amounts paid to the counterparties to the interest rate collar agreements are recorded as an increase to interest expense and amounts received from the counterparties to the interest rate collar agreements are recorded as a reduction of interest expense.  In February 2000, UATC sold these interest rate collars and received $1.4 million.  Because the terms of the Pre-Petition Credit Facility required UATC to obtain interest rate hedges on a certain portion of its indebtedness thereunder, UATC purchased $150.0 million of LIBOR interest rate caps set at 7.5%, expiring December 31, 2000.

One measure commonly used in the theatrical industry to measure operating liquidity is referred to as "Interest Coverage."  Interest Coverage is the ratio of earnings before interest, taxes, depreciation, and amortization, plus other non-recurring or non-cash operating credits or charges ("Adjusted EBITDA") to interest expense (excluding amortization of deferred loan costs). Following is a calculation of Adjusted EBITDA and Interest Coverage for each of the last three years, including a reconciliation of Operating Income to Adjusted EBITDA.  Additionally, information from the statements of cash flow is presented for each of the last three years in the following table (dollar amounts in millions):

	2000	1999	1998

Operating loss from continuing operations	$(37.2)	(52.4)	(4.4)
Depreciation and amortization	42.4	50.8	51.1
Asset impairments, lease exit and restructure costs	54.6	56.3	32.9
Non-cash rent	4.7	4.8	4.0
Adjusted EBITDA	64.5	59.5	83.6

Interest Expense	47.8	39.2	31.2

Interest Coverage Ratio	1.35	1.52	2.68

Statements of Cash Flow Information:
Net cash provided by operating activities	$ 4.6	22.4	55.1
Net cash used in investing activities	(3.0)	(43.5)	(120.7)
Net cash provided by (used in) financing activities	(1.0)	29.2	62.9
Net cash used in reorganization items	(5.2)	-	-
Net cash flow	$ (4.6)	8.1	(2.7)

The interest coverage ratio decreased to 1.35 times and 1.52 times during 2000 and 1999, respectively, primarily due to increased interest expense and to reduced Adjusted EBITDA during 1999.

Adjusted EBITDA, as set forth above, is one measure of value and borrowing capacity commonly used in the theatrical exhibition industry.  It is not intended to be a substitute for Operating Cash Flow as defined in the Parent's debt agreements or for cash flows provided by operating activities, a measure of performance provided herein in accordance with generally accepted accounting principles, and should not be relied upon as such.  Adjusted EBITDA as set forth above does not take into consideration certain costs of doing business, and as such, should not be considered in isolation to other measures of performance.

Another measure of liquidity is net cash provided by operating activities as set forth above.  Net cash provided by operating activities was $4.6 million, $22.4 million and $55.1 million for 2000, 1999, and 1998, respectively.  This measurement sets forth the net cash from the operations provided by UATC's operations which was available for UATC's liquidity needs after taking into consideration certain additional costs of doing business which are not reflected in the Adjusted EBITDA calculations discussed above.

UATC's future operating performance and ability to service its indebtedness will be subject to the success of motion pictures which are released, future economic conditions, the sale of non-core assets and to financial, business and other factors, many of which are beyond UATC's control.

Other

UATC's revenues have been seasonal, coinciding with the timing of releases of motion pictures by the major studios. Generally, the most successful motion pictures have been released during the summer extending from Memorial Day to Labor Day and the holiday season extending from Thanksgiving through year-end. The unexpected emergence of a hit film during other periods can alter this traditional trend. The timing of such film releases can have a significant effect on UATC's results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or for the same period in the following year.

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities."  SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.  SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.  SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and earlier application is encouraged.  UATC does not have any material derivative instruments or hedging activities as of December 28, 2000.  The adoption of this standard will not have a material effect on UATC's financial position or results of operations.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

UATC is subject to market risk associated with changes in interest rates on its debt obligations.  As of March 2, 2001, the effective date of the Reorganization, the Company had approximately $257.0 million long-term debt of which $252.1 million was floating rate debt.

Item 8.     Financial Statements and Supplementary Data

The consolidated financial statements of UATC are filed under this item beginning on page 33.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Independent Auditor's Report

The Board of Directors

United Artists Theatre Circuit, Inc.

We have audited the accompanying consolidated balance sheet of United Artists Theatre Circuit, Inc. (a debtor-in-possession as of September 5, 2000) (the "Company") as of December 28, 2000, and the related consolidated statements of operations, stockholder's deficit and comprehensive income, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Artists Theatre Circuit, Inc. as of December 28, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 of the Notes to Consolidated Financial Statements, the Company filed for a voluntary reorganization under Chapter 11 of the United States Bankruptcy Code on September 5, 2000.  On March 2, 2001, the Company's Second Amended Plan of Reorganization (the "Reorganization") was declared effective by the Company.  The Reorganization significantly altered, compromised or modified the Company's historical capital structure as reflected in the accompanying balance sheet as of December 28, 2000.  The Company will account for the Reorganization on March 2, 2001 and will, at that date, adopt fresh-start reporting.  No effects of accounting for the Reorganization are reflected in the accompanying financial statements.

KPMG LLP

March 23, 2001

Denver, Colorado

Report of Independent Public Accountants

To United Artists Theatre Circuit, Inc.:

We have audited the accompanying consolidated balance sheet of United Artists Theatre Circuit, Inc. and subsidiaries ("UATC") as of December 30, 1999 and the related consolidated statements of operations, stockholder's equity (deficit) and comprehensive income and cash flow for the fiscal years ended December 30, 1999 and December 31, 1998.  These consolidated financial statements are the responsibility of UATC's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Artists Theatre Circuit, Inc. and subsidiaries as of December 30, 1999 and the results of their operations and their cash flow for the fiscal years ended December 30, 1999 and December 31, 1998 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Denver, Colorado

April 13, 2000

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

(Debtor-in-Possession as of September 5, 2000 - Note 2)

Consolidated Balance Sheets

(Amounts in Millions)
Assets	December 28,	December 30,
	2000	1999
Current assets:
Cash and cash equivalents	$ 11.4	16.0
Receivables, net:
Notes	1.5	1.2
Other	6.7	5.4
	8.2	6.6

Prepaid expenses and concession inventory	12.6	16.4
Other assets	1.5	2.3
Total current assets	33.7	41.3

Investments and related receivables	3.0	3.5

Property and equipment, at cost:
Land	12.6	16.8
Theatre buildings, equipment and other	503.3	576.8
	515.9	593.6
Less accumulated depreciation and amortization	(212.1)	(240.4)
	303.8	353.2

Intangible assets, net (note 3)	39.3	57.8
Other assets, net (note 3)	67.3	78.5
	$ 447.1	534.3
Liabilities and Stockholder's Deficit

Current liabilities:
Accounts payable:
Film rentals	$ 15.7	36.4
Other	37.8	42.1
	53.5	78.5
Accrued liabilities:
Salaries and wages	5.3	5.5
Interest	2.9	4.7
Other	15.9	45.8
	24.1	56.0
Current portion of long-term debt (note 4)	1.9	442.0
Total current liabilities	79.5	576.5

Other liabilities	30.7	40.8
Long-term debt (note 4)	4.2	4.6
Liabilities related to discontinued operations (note 10)	-	2.4
Total liabilities not subject to compromise	114.4	624.3

Liabilities subject to compromise (note 2)	517.3	-

Total liabilities	631.7	624.3

Minority interests in equity of consolidated subsidiaries	4.9	5.8

Stockholder's deficit (note 6):
Preferred stock (authorized shares 5,000,000, no shares are issued & outstanding)	-	-
Common stock (authorized shares 1,000, issued & outstanding 100 shares)	-	-
Additional paid-in capital	289.9	291.2
Accumulated deficit	(478.3)	(387.6)
Accumulated other comprehensive income	-	1.6
Intercompany account	(1.1)	(1.0)
Total stockholder's deficit	(189.5)	(95.8)
Commitments and contingencies - note 13 Subsequent event - note 2	$ 447.1	534.3

  See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

(Debtor-in-Possession as of September 5, 2000 - Note 2)

Consolidated Statements of Operations

(Amounts in Millions)

	Fiscal Years Ended
	December 28,	December 30,	December 31,
	2000	1999	1998
Revenue:
Admissions	$ 372.4	433.1	454.4
Concession sales	154.6	174.4	188.5
Other	22.8	23.3	18.8
	549.8	630.8	661.7

Costs and expenses:
Film rental and advertising expenses	204.9	244.0	248.5
Direct concession costs	18.0	22.7	28.0
Other operating expenses	227.3	266.9	260.1
Sale and leaseback rentals (note 13)	17.9	17.7	15.1
Affiliate lease rentals (note 7)	0.6	2.4	7.5
General and administrative	21.3	22.4	22.9
Depreciation and amortization	42.4	50.8	51.1
Asset impairments, lease exit and restructure costs (note 9)	54.6	56.3	32.9
	587.0	683.2	666.1

Operating loss from continuing operations	(37.2)	(52.4)	(4.4)

Other income (expense):
Interest, net (note 4):
Interest expense	(49.7)	(40.4)	(32.3)
Interest income	6.1	6.5	2.8
	(43.6)	(33.9)	(29.5)
Gain on disposition of assets, net	13.2	4.2	0.2
Minority interests in earnings of consolidated subsidiaries	(2.0)	(1.0)	(1.3)
Other, net	(2.2)	(5.9)	(2.0)
	(34.6)	(36.6)	(32.6)

Loss from continuing operations before reorganization items, income tax expense, discontinued operations,
and extraordinary items	(71.8)	(89.0)	(37.0)

Reorganization items (note 2):
Professional fees	4.9	-	-
Deferred loan costs	9.1	-	-
Asset impairments	3.8	-	-
Other	0.4	-	-
	18.2	-	-

Loss from continuing operations before income tax
expense, discontinued operations and extraordinary item	(90.0)	(89.0)	(37.0)
Income tax expense (note 11)	(0.7)	(0.9)	(0.6)
Loss from continuing operations before discontinued operations
and extraordinary items	(90.7)	(89.9)	(37.6)
Discontinued operations (note 10)	-	(2.4)	(19.5)
Loss from continuing operations before extraordinary item	(90.7)	(92.3)	(57.1)
Extraordinary item - loss on early extinguishment of debt	-	-	(7.9)
Net loss	(90.7)	(92.3)	(65.0)
Dividends on preferred stock (note 6)	-	-	(9.0)
Net loss attributable to common stockholder	$ (90.7)	(92.3)	(74.0)

  See accompanying notes to consolidated financial statements

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

(Debtor-in-Possession as of September 5, 2000 - Note 2)

Consolidated Statements of Stockholder's Equity (Deficit) and Comprehensive Income

(Amounts in Millions)

					Accumulated
					Other		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Intercompany	stockholder's
	stock	stock	paid-in capital	deficit	Income	account	equity (deficit)

Balance at December 31, 1997	$193.9	-	29.0	(230.3)	(0.4)	(1.4)	(9.2)
Accretion of dividends on preferred stock	9.0	-	(9.0)	-	-	-	-
Dividend to parent	-	-	(13.0)	-	-	-	(13.0)
Equity contribution	-	-	108.1	-	-	-	108.1
Conversion of preferred stock	(202.9)	-	202.9	-	-	-	-
Net change in intercompany account	-	-	-	-	-	(2.0)	(2.0)
Comprehensive income
Net loss	-	-	-	(65.0)	-	-	(65.0)
Foreign currency translation adjustment	-	-	-	-	0.4	-	0.4
Comprehensive income							(64.6)

Balance at December 31, 1998	-	-	318.0	(295.3)	-	(3.4)	19.3
Dividend to parent	-	-	(26.8)	-	-	-	(26.8)
Net change in intercompany account	-	-	-	-	-	2.4	2.4
Comprehensive income
Net loss	-	-	-	(92.3)	-	-	(92.3)
Unrealized holding gain	-	-	-	-	1.6	-	1.6
Comprehensive income							(90.7)

Balance at December 30, 1999	-	-	291.2	(387.6)	1.6	(1.0)	(95.8)
Dividend to parent	-	-	(1.3)	-	-	-	(1.3)
Net change in intercompany account	-	-	-	-	-	(0.1)	(0.1)
Comprehensive income
Net loss	-	-	-	(90.7)	-	-	(90.7)
Realized holding gain	-	-	-	-	(1.6)	-	(1.6)
Comprehensive income							(92.3)
Balance at December 28, 2000	$ -	-	289.9	(478.3)	-	(1.1)	(189.5)

   See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

(Debtor-in-Possession as of September 5, 2000 - Note 2)

Consolidated Statements of Cash Flow

(Amounts in Millions)
	Fiscal Years Ended
	December 28	December 30	December 31
	2000	1999	1998

Net loss	$(90.7)	(92.3)	(65.0)
Non-cash expense associated with discontinued operations	(0.2)	0.8	16.0
Loss on early extinguishment of debt	-	-	7.9
Effect of leases with escalating minimum annual rentals	4.7	4.8	4.0
Depreciation and amortization	42.4	50.8	51.1
Provision for impairment and lease exit costs	48.6	49.6	32.9
Reorganization items	18.2	-	-
Gain on disposition of assets, net	(13.2)	(4.2)	(0.2)
Share of losses of affiliates, net	-	-	0.3
Minority interests in earnings of consolidated subsidiaries	2.0	1.0	1.3
Early lease termination payments	(0.5)	(2.1)	(1.1)
Change in assets and liabilities:
Receivables	(1.2)	(0.2)	5.1
Prepaid expenses and concession inventory	3.7	(1.4)	2.5
Other assets	(0.9)	4.4	(0.5)
Accounts payable	(2.5)	5.6	7.6
Accrued and other liabilities	(5.8)	5.6	(6.8)
Net cash provided by operating activities	4.6	22.4	55.1

Cash flow from investing activities:
Capital expenditures	(18.0)	(62.0)	(115.4)
Change in receivable from sale and leaseback escrow	-	5.2	(11.0)
Proceeds from sale and leaseback transaction and escrow	-	-	2.7
Proceeds from disposition of assets, net	11.6	9.8	7.0
Change in investments and receivables from theatre joint ventures, net	4.1	2.4	2.7
Other, net	(0.7)	1.1	(6.7)
Net cash used in investing activities	(3.0)	(43.5)	(120.7)

Cash flow from financing activities:
Equity contribution by Parent	-	-	108.1
Dividend to Parent	(1.3)	(26.8)	(13.0)
Debt borrowings	27.0	144.0	630.6
Debt repayments	(26.1)	(73.9)	(500.1)
Repurchase of senior secured notes	-	-	(128.6)
Increase (decrease) in payable to parent	-	2.4	(2.0)
Increase (decrease) in cash overdraft	(0.1)	(9.8)	10.5
Increase in related party receivables	-	(1.7)	(41.5)
Other, net	(0.5)	(5.0)	(1.1)
Net cash provided by (used in) financing activities	(1.0)	29.2	62.9

Net cash used in reorganization items	(5.2)	-	-

Net increase (decrease) in cash and cash equivalents	(4.6)	8.1	(2.7)

Cash and cash equivalents:
Beginning of year	16.0	7.9	10.6
End of year	$ 11.4	16.0	7.9

Supplemental cash flow information:

Cash paid for interest	$ 48.8	37.2	35.3

Cash paid for income tax	$ 0.6	0.4	1.8

See accompanying notes to consolidated financial statements.

(1)     General Information

On May 12, 1992, United Artists Theatre Circuit, Inc. and substantially all of its then existing subsidiaries ("UATC" or the "Company") were acquired (the "Acquisition") by United Artists Theatre Company (the "Parent").  The Parent was owned by an investment fund managed by Merrill Lynch Capital Appreciation Fund II ("ML Fund II"), certain institutional investors, and certain members of UATC's management.

In addition to owning all of the outstanding capital stock of UATC, the Parent also owns all of the outstanding capital stock of United Artists Realty Company ("UAR").  UAR and its subsidiary United Artists Properties I Corp. ("Prop I") are the owners and lessors of certain operating theatre properties leased to and operated by UATC.

UATC is principally engaged in the operation of motion picture theatres.

(2)      Bankruptcy Proceedings

Overview

On September 5, 2000 (the "Petition Date"), UATC and certain of its subsidiaries, as well as the Parent and certain of the Parent's subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware, with all such cases being jointly administered for procedural purposes under Case No. 00-00-3514 (SRL) (the "Chapter 11 Cases") as well as a joint plan of reorganization on September 5, 2000.  On January 22, 2001 the joint plan of reorganization, as it had been amended from time to time, (the "Plan"), was approved by the Court, and the Debtors declared the Plan to be effective on March 2, 2001.

As of December 28, 2000, the Debtors were operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware.  The consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles and do not purport to reflect or provide for the consequences of the emergence from bankruptcy protection on March 2, 2001.  Specifically, the consolidated financial statements do not present amounts which will ultimately be paid to settle liabilities and contingencies in conjunction with the reorganization.  The consolidated financial statements of UATC subsequent to March 2, 2001, which will reflect the application of "fresh-start" reporting, will not be comparable to these financial statements of the Company.

Effect of Emergence from Bankruptcy

As of its emergence from bankruptcy, the Company will apply fresh-start reporting in accordance with the requirements of AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7").  Under fresh start reporting the reorganization value of the Company, which represents the going concern value of all of the Company's assets (excluding liabilities), is determined by the Company and such reorganization value is allocated to the Company's assets based on their relative fair values.  In addition, liabilities, other than deferred income taxes, are stated at their fair values.  Deferred taxes are determined in conformity with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 109.  Application of SOP 90-7 creates a new reporting entity having no retained earnings or accumulated deficit.  Management's estimate of the reorganization value of the Company on a pro forma basis as of September 30, 2000 is approximately $380 million, reflecting the application of fresh start reporting as if the Company had emerged from bankruptcy on that date.

As of March 2, 2001, the reorganized Parent's capital structure consists of approximately $252.1 million of debt under the Restructured Bank Credit Facility, with the remainder of approximately $127.9 million consisting of convertible preferred stock, common equity, and other liabilities.  The Parent also has available $35.0 million under a revolving credit facility, of which $12.5 million was outstanding as of that date.

(2)      Bankruptcy Proceedings, continued

A settlement agreement was reached with the committee representing the unsecured creditors in the Chapter 11 Cases (the "Unsecured Creditors").  As a result of this agreement and its approval through confirmation of the Plan, a pool of $5.0 million in cash and up to $5.0 million in payment in kind notes (dependent upon the final total of allowed claims) will be available for distribution on a pro rata basis to the Unsecured Creditors.

On the effective date of the Plan, The Anschutz Corporation received a combination of convertible preferred stock, common stock and warrants to purchase common stock of the Parent which, in aggregate, represents approximately 54% of the fully diluted common equity of the Parent.  Certain lenders under the Pre-Petition Credit Facility received common stock in the Parent representing approximately 29% of the fully diluted common equity, with management and others receiving the remaining equity.

Accounting during Bankruptcy

The filing of the Chapter 11 Cases by the Debtors (i) automatically stayed actions by creditors and other parties of interest to recover any claim that arose prior to the commencement of the cases, and (ii) served to accelerate, for purposes of allowance, all pre-bankruptcy filing liabilities of the Company, whether or not those liabilities were liquidated or contingent on the Petition Date.  In accordance with SOP 90-7 the following table sets forth the liabilities of the Company subject to compromise as of December 28, 2000 (amounts in millions):

Trade accounts payable and other	$35.3
Debt	441.4
Lease exit costs	40.6
Total liabilities subject to compromise	$517.3

Additional liabilities subject to compromise may arise subsequent to the Petition Date resulting from rejection of executory contracts, including leases, and from the determination by the bankruptcy court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

The above summary of liabilities subject to compromise excludes certain obligations on the Petition Date that the Company received approval from the court to continue to service in the normal course of business.  These obligations primarily include the pre-petition film licensing agreements and other amounts owing to the motion picture studios, employee compensation and other essential trade creditors.

In accordance with SOP 90-7, all costs and expenses incurred in connection with the Company's reorganization since the Petition Date have been reflected as reorganization items in the accompanying consolidated statement of operations.

(3)      Summary of Significant Accounting Policies

(a)     Principles of Consolidation

The consolidated financial statements include the accounts of UATC and its majority owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)     Cash and Cash Equivalents

UATC considers investments with initial maturities of three months or less to be cash equivalents.

(c)     Inventory

The Company accounts for inventory on a FIFO (first in, first out) basis and at the lower of cost and replacement value.

(3)      Summary of Significant Accounting Policies, continued

(d)     Investments

Investments in which UATC's ownership is 20% to 50% are generally accounted for using the equity method.  Under this method, the investment, originally recorded at cost, is adjusted to recognize dividends received and UATC's share of net earnings or losses of the investee as they occur.  Investments in which UATC's ownership is less than 20% are accounted for using the cost method.  Under this method, the investments are recorded at cost and any dividends received are recorded as income.

(e)     Property and Equipment

Property and equipment are stated at cost, including acquisition costs allocated to tangible assets acquired.  Construction costs, including applicable direct overhead and interest, are capitalized. UATC capitalized $0.4 million, $0.8 million and $1.5 million of interest related to its various construction projects during the fiscal years ended December 28, 2000, December 30, 1999 and December 31, 1998, respectively.  Repairs and maintenance are charged to operations.

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

(f)     Impairment of Long-Lived Assets

The Company provides for the impairment of long-lived assets, including goodwill, pursuant to Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"), which requires that long-lived assets and certain identifiable intangibles held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  An impairment loss is recognized when estimated undiscounted future cash flows to be generated by the asset are less than its carrying value.  Measurement of the impairment loss is based on the estimated fair value of the asset, which is generally determined using valuation techniques such as the discounted present value of expected future cash flows.

(g)     Intangible Assets

Intangible assets consist of theatre lease acquisition costs, which are amortized on a straight-line basis over the terms of the underlying leases including certain renewal periods (weighted average life of approximately 19 years).

Intangible assets and related accumulated amortization as of the fiscal year end 2000 and 1999 are summarized as follows (amounts in millions):

	2000	1999
Theatre lease acquisition costs	$ 94.6	143.0
Accumulated amortization	(55.3)	(85.2)
	$ 39.3	57.8

(3)      Summary of Significant Accounting Policies, continued

(h)     Other Assets

Other assets primarily consist of deferred loan costs, long term receivables and other assets. Amortization of the deferred loan costs is calculated on a straight-line basis over the terms of the underlying loan agreements and is included as a component of interest expense.  Other assets and related accumulated amortization as of the fiscal year ends 2000 and 1999 are summarized as follows (amounts in millions):

	2000	1999

Deferred loan costs	$ 0.9	11.9
Long term receivable from UAR	60.9	60.9
Other long term receivables	0.7	2.7
Prepaid rent	5.5	4.0
Other	-	0.8
	68.0	80.3
Accumulated amortization	(0.7)	(1.8)
	$ 67.3	78.5

(i)      Operating Costs and Expenses

Film rental and advertising expenses include film rental and co-op and directory advertising costs. Film advertising costs are expensed as incurred.  Direct concession costs include direct concession product costs and concession promotional expenses.  Concession promotional expenses are expensed as incurred.  Other operating expenses include common facility costs such as employee costs, theatre rental and utilities, which are common to both ticket sales and concession operations.  As such, other operating expenses are reported as a combined amount as the allocation of such costs to exhibition and concession activities would be arbitrary and not meaningful.  Rental expense for operating leases which provide for escalating minimum annual rentals during the term of the lease are accounted for on a straight-line basis over the terms of the underlying leases.

(j)      Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

(k)     Reclassification

Certain prior year amounts have been reclassified for comparability with the 2000 presentation.

(l)      Reporting Period

UATC's reporting period is based on a calendar that coincides with film playweeks and other public reporting theatre operators.  Each quarter and year-end will end on the Thursday closest to the calendar quarter or year-end.  This presentation is used to more accurately reflect UATC's natural business cycles.

(4)       Debt

As a result of UATC's Chapter 11 Cases previously discussed in Note 2, substantially all of UATC's debt as of the Petition Date, including amounts due under the Pre-Petition Credit Facility, are classified at December 28, 2000 as liabilities subject to compromise.

(4)       Debt, continued

Debt is summarized as follows (amounts in millions):

	December 28, 2000	December 30, 1999
Pre-Petition Credit Facility (a)	$439.7	437.7
Other (b)	7.8	8.9
Debtor-in-Possession ("DIP Facility") (c)	-	-
	447.5	446.6
Less amounts subject to compromise	(441.4)	-
Less current portion	(1.9)	(442.0)
	$ 4.2	4.6

The Pre-Petition Credit Facility provides for term loans aggregating $350.0 million (the "Term Loans") and a reducing revolving loan and standby letters of credit aggregating $100.0 million (the "Revolving Facility").  The Term Loans consist of the following (i) a $70.0 million term loan (the "Tranche A Term Loan"); (ii) a $118.0 million term loan (the "Tranche B Term Loan"); and (iii) a $162.0 million term loan (the "Tranche C Term Loan").

Borrowings under the Pre-Petition Credit Facility provide for interest to be accrued at varying rates depending on the ratio of indebtedness to annualized operating cash flow, as defined.  Interest is payable at varying dates depending on the type of rate selected by the Parent, but no less frequently than once each 90 days.  The weighted average interest rate at December 28, 2000 was 10.9%.

The Pre-Petition Credit Facility is guaranteed, on a joint and several basis, by UATC, UAR and Prop I.  The Pre-Petition Credit Facility is secured by, among other things, the capital stock of UATC, UAR, Prop I and certain other subsidiaries of the Parent, by mortgages on certain of UATC's and Prop I's properties, and by an intercompany note from UATC to its Parent established with respect to borrowings by UATC from its Parent.

The Pre-Petition Credit Facility contains provisions that require the Parent to maintain certain financial ratios and places limitations on, among other things, capital expenditures, additional indebtedness, disposition of assets and restricted payments.

(b)

Other debt at December 28, 2000, consists of various term loans, mortgage notes, capital leases and other borrowings.  This other debt carries interest rates ranging from 7% to 12%. Principal and interest are payable at various dates through March 1, 2006.

(c)

On September 25, 2000, the bankruptcy court gave final approval of UATC's DIP Facility, providing for borrowings of up to $25.0 million.  The DIP Facility is being provided by The Anschutz Corporation.  The DIP Facility provides additional funding for UATC's operating expenses, including employee salaries and benefits, payments to vendors, interest and certain other payments under the Pre-Petition Credit Facility and the DIP Facility, professional fees and permitted capital e xpenditures.  Under the terms of the DIP Facility, the revolving funds are available until the earliest of (i) June 5, 2001, (ii) the date on which the Plan becomes effective, or (iii) the date on which the commitment under the DIP Facility shall terminate or be reduced to zero under its terms.  Draws made under the DIP Facility bear interest at a rate equal to 3.25% above the 30-day LIBOR rate at the time of the draw.  UATC is required to pay a commitment fee of 0.5% on the unused portion of the DIP Facility.  The DIP Facility contains financial covenants requiring the maintenance of minimum cumulative Operating Cash Flow (as defined) and limiting capital expenditures, as well as negative covenants limiting additional indebtedness, liens and sales of assets.  At December 28, 2000, UATC had $25.0 million of availability under its DIP Facility.

(4)       Debt, continued

At December 30, 1999, UATC was party to interest rate collar agreements on $150.0 million of floating rate debt which provided for a LIBOR interest rate cap of 6% per annum and LIBOR interest rate floors of approximately 5 1/2%, expiring at August 2001.  Amounts paid to the counterparties to the interest rate collar agreements are recorded as an increase to interest expense and amounts received from the counterparties to the interest rate collar agreements are recorded as a reduction of interest expense.  In February 2000, UATC sold these interest rate collars and received $1.4 million.  Because the terms of the Pre-Petition Credit Facility require UATC to obtain interest rate hedges on a certain portion of its indebtedness thereunder, UATC purchased $150.0 million of LIBOR interest rate caps set at 7.5%, expiring December 31, 2000.

The primary source of principal and interest payments related to the Pre-Petition Credit Facility and the senior subordinated notes have come from payments by UATC to the Parent.

Interest expense includes amortization of deferred loan costs of $1.9 million, $1.2 million and $1.1 million for the fiscal years ended December 28, 2000, December 30, 1999 and December 31, 1998, respectively.

(5)       Disclosures About Fair Value of Financial Instruments

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents approximates fair value because of its short maturity.

Financial Instruments

The carrying amount and estimated fair value of UATC's financial instruments at December 28, 2000 are summarized as follows (amounts in millions):

	Carrying	Estimated
	Amount	Fair Value
Pre-Petition Credit Facility and Other Debt	$447.5	304.3

Pre-Petition Credit Facility and Other Debt: The fair value of UATC's borrowings under the Pre-Petition Credit Facility and other debt is estimated based upon dealer quotes at December 28, 2000.

(6)       Stockholder's Equity

Common Stock

UATC is authorized to issue 1,000 shares of its $1.00 par value common stock, of which 100 shares are issued and outstanding at December 28, 2000, and are all held by the Parent.

Preferred Stock

At December 28, 2000 the Company has 5,000,000 shares of preferred stock authorized with none issued.  Previously issued preferred stock with a liquidation preference of approximately $202.9 million were converted into additional paid-in capital in conjunction with the recapitalization of the Company and its Parent in May 1998.

Stock Option Plans

At December 28, 2000, the Company's Parent had three stock-based compensation plans.  The Parent applies the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for these plans.  No compensation cost has been recognized by UATC for any of the Parent's stock-based compensation plans.  UATC's compensation expense for the Parent's stock-based plans would not have been materially different had the Parent accounted for the plans in accordance with SFAS No. 123 "Accounting for Stock Based Compensation."

(6)       Stockholder's Equity, continued

Pursuant to the Reorganization of UATC and its Parent through the Chapter 11 Cases, all the stock options of the Parent prior to the effective date of the Plan were cancelled effective March 2, 2001.  A stock option plan in the Parent, as reorganized, was adopted on March 2, 2001.

(7)       Related Party Transactions

UATC leases certain of its theatres from UAR and Prop I in accordance with two master leases.  The master leases provide for basic monthly rentals and may require additional rentals, based on the revenue of the underlying theatre.  The lease arrangements with Prop I were entered into in conjunction with the placement of mortgage debt financing in 1988.  On November 1, 1998, the mortgage debt was repaid via a term loan borrowing under the Pre-Petition Credit Facility.  UATC has reflected this additional borrowing as a receivable from an affiliate at December 28, 2000 and December 30, 1999.

UATC periodically makes advances to UAR in order to fund the cost of additions and/or renovations to the theatres leased by UATC from UAR or Prop I.  Interest on these advances, as well as the borrowings under the Pre-Petition Bank Credit Facility utilized to repay the Prop I mortgage debt, accrues at the prime rate and amounted to $5.5 million, $4.8 million and $2.0 million, for the fiscal years ended December 2000, 1999, and 1998, respectively.

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

UATC has entered into a management agreement with UAR.  This management agreement provides for a fee to be paid to UATC for accounting and management services.  These fees are recorded as a reduction of general and administrative expenses in the accompanying consolidated financial statements and approximated $0.1 million, $0.1 million and $0.5 million for the fiscal years ended December 2000, 1999, and 1998, respectively.

(8)       Employee Benefits Plan

The UATC 401(k) Savings Plan (the "Savings Plan") provides that employees may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations, to the Savings Plan.  Employee contributions are invested in various investment funds based upon elections made by the employee.  Depending on the amount of each employee's level of contribution, the Savings Plan currently matches up to 4% of their compensation.

Contributions to the Savings Plan for the fiscal years ended December 2000, 1999, and 1998 were $0.8 million, $0.7 million and $0.6 million, respectively.

(9)       Asset Impairments, Lease Exit and Restructure Costs

The following table shows the detailed components of the expenses for asset impairments, lease exit and restructure costs:

	2000	1999	1998

Asset impairments	$37.3	30.6	28.4
Lease exit costs	11.3	22.5	4.5
Restructure costs	6.0	0.3	-
Other	-	2.9	-
	$ 54.6	56.3	32.9

(9)        Asset Impairments, Lease Exit and Restructure Costs, continued

Lease Exit Costs

During 2000 and 1999, UATC continued to pursue a strategy intended to identify and divest of or renegotiate the leases of under-performing and non-strategic theatres and properties.  As part of the disposition plan UATC recorded estimated lease termination costs of $11.3 million and $22.5 million in 2000 and 1999, respectively.

Activity in the reserve account, for lease termination costs, for the fiscal year ended December 28, 2000 is summarized as follows (amounts in millions):

Reserve for Lease Termination Costs	Operating Theatres	Closed Theatres	Total
Balance at December 30, 1999	$17.9	6.2	24.1
Payments	(0.2)	(1.8)	(2.0)
Adjustment of estimates	(3.9)	15.9	12.0
Theatre closures	(16.7)	16.7	-
Reclass of reserve for discontinued operations	-	2.2	2.2
Additional reserve	4.3	-	4.3
Balance at December 28, 2000	$ 1.4	39.2	40.6

Restructure Costs

UATC's Parent has negotiated a debt/equity recapitalization plan with its Pre-Petition Credit Facility lenders and senior subordinated note holders as part of its Chapter 11 Cases and Plan of Reorganization.  Costs relating to this restructuring, exclusive of those amounts incurred subsequent to the petition date which are classified as reorganization items in the accompanying statement of operations, were $6.0 million for the fiscal year ended December 28, 2000.

(10)       Discontinued Operations

During 1998, UATC established a plan to dispose of its entertainment center business operations, and operations in all of the entertainment centers ceased during 1999.  The net loss from the discontinued operations was $13.8 million for 1998.  Included in the net loss from discontinued operations was interest expense of $1.1 million, the anticipated loss from disposition of $5.7 million, and non-cash provisions for asset impairments of $10.2 million, exclusive of $3.1 million in related assets held for sale, which were written off against a previously established reserve.  At December 30, 1999, UATC established an additional reserve of $2.4 million related to estimated costs necessary to terminate three remaining leases and settle remaining litigation related to the entertainment centers.  At December 28, 2000, liabilities subject to compromise included a $2.2 million reserve for lease termination costs.

(11)      Income Taxes

UATC and each of its 80% or more owned subsidiaries are included in the Parent's consolidated federal income tax return.  Pursuant to a tax sharing agreement with the Parent, UATC and each of its 80% or more owned consolidated subsidiaries are allocated a portion of the Parent's current federal income tax expense (benefit).  Such allocations are determined as if UATC and each of its 80% or more owned consolidated subsidiaries were separate tax paying entities within the consolidated group.  For the fiscal years ended December 2000, 1999, and 1998 UATC and each of its 80% or more owned consolidated subsidiaries were allocated no current federal income tax expense (benefit) pursuant to such tax sharing agreement as a result of the group's overall net operating loss position.

(11)      Income Taxes, continued

The income tax expense of UATC's less than 80%-owned consolidated subsidiaries are as follows (amounts in millions):

	Fiscal Years Ended December
	2000	1999	1998
Current income taxes:
State expense	$ 0.3	0.2	0.2
Federal expense	0.4	0.7	0.4
	0.7	0.9	0.6
Deferred income taxes:
State expense	-	-	-
Federal expense	-	-	-
	$ 0.7	0.9	0.6

Income tax expense differed from the amount computed by applying the U.S. federal income tax rate (35% for all periods) to loss before income tax expense as a result of the following (amounts in millions):

	Fiscal Years Ended December
	2000	1999	1998

Expected tax benefit	$(31.7)	(32.0)	(22.5)
Increase in valuation allowance	35.2	32.7	31.7
Adjustment of net operating loss carryforward	-	1.1	(34.2)
Changes in basis of assets	-	-	29.3
Other	(2.8)	(0.9)	(3.7)
	$ 0.7	0.9	0.6

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 2000 and 1999 are as follows (amounts in millions):

	2000	1999
Deferred tax assets:
Net operating loss carryforwards	$109.3	89.4
Intangible and other assets	14.9	26.2
Accrued liabilities	7.4	6.1
Property and equipment	34.9	16.2
Deferred revenue	6.3	5.6
Other	6.0	1.6
	178.8	145.1
Less valuation allowance	(177.9)	(142.7)
Net deferred tax assets	0.9	2.4
Deferred tax liabilities:
Property and equipment		-
Other	0.9	2.4
Net deferred tax liabilities	0.9	2.4
	$ -	-

At December 28, 2000, UATC had a net operating loss carryforward for federal income tax purposes of approximately $287.7 million which will begin to expire in 2007.  The Parent's and UATC's income tax returns for 1998 and 1999 have not been audited.  An audit by the IRS of these years could reduce the amount of NOL carryforward and/or change the basis of the assets, thereby reducing future deductible amounts.  UATC believes any future audit adjustments would not have a material adverse effect on their financial condition or results of operation.

(11)      Income Taxes, continued

The net operating loss will be reduced, and possibly eliminated, due to the extinguishment of debt in conjunction with the bankruptcy.  In addition, any available net operating loss will be limited due to the change in ownership of the Parent.

(12)      Segment Information

UATC's operations are classified into three business segments:  Theatre Operations, In-Theatre Advertising and the Satellite Theatre Network™ .  The Satellite Theatre Network™ rents theatre auditoriums for seminars, corporate training, business meetings and other educational or communication uses, product and consumer research, and other entertainment uses.  Theatre auditoriums are rented individually or on a networked basis.  In-Theatre Advertising sells advertising within its theatres and on its web page.

The following table presents certain information relating to the Theatre Operations, In-Theatre Advertising and Satellite Theatre Network™ segments for each of the last three years (amounts in millions):

	Theatre	In-Theatre	Satellite
	Operations	Advertising	Theatre Network	Total
2000
Revenue	$535.4	10.0	4.4	549.8
Operating income (loss)	(47.8)	9.3	1.3	(37.2)
Depreciation and amortization	41.9	0.1	0.4	42.4
Assets	445.7	0.4	1.0	447.1
Capital expenditures	18.0	-	-	18.0

1999
Revenue	$616.2	8.4	6.2	630.8
Operating income (loss)	(61.0)	7.3	1.3	(52.4)
Depreciation and amortization	50.4	0.3	0.1	50.8
Assets	528.9	1.5	3.9	534.3
Capital expenditures	62.0	-	-	62.0

1998
Revenue	$651.4	4.4	5.9	661.7
Operating income (loss)	(8.3)	3.5	0.4	(4.4)
Depreciation and amortization	50.6	0.4	0.1	51.1
Assets	562.7	1.6	3.9	568.2
Capital expenditures	115.2	0.2	-	115.4

(13)      Commitments and Contingencies

UATC conducts a significant portion of its theatre and corporate operations in leased premises.  These leases have non-cancelable terms expiring at various dates after December 28, 2000.  Many leases have renewal options.  Most of the leases provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property.  Also, certain leases contain escalating minimum rental provisions that have been accounted for on a straight-line basis over the initial term of the leases.

Rent expense for theatre and corporate operations is summarized as follows (amounts in millions):

	Fiscal Years Ended December
	2000	1999	1998

Minimum rental	$ 77.9	90.4	87.6
Contingent rental	1.5	2.4	3.0
Effect of leases with escalating
minimum annual rentals	4.7	4.8	4.0
Rent tax	0.5	0.6	0.6
	$ 84.6	98.2	95.2

Approximately $0.6 million, $2.4 million and $7.5 million, of the minimum rentals reflected in the preceding table for the fiscal years ended December 2000, 1999, and 1998, respectively, were incurred pursuant to operating leases between UATC and UAR and Prop I.

UATC and UAR are parties to several sale and leaseback transactions whereby the land and buildings underlying 39 theatres were sold and leased back from unaffiliated third parties pursuant to lease terms averaging 21 years with an average of two 5 year renewal options.  Gains on the sale and leaseback transactions have been deferred and are being amortized as a reduction of rent expense over the individual theatre lease terms.  Unamortized deferred gains aggregated $17.9 million and $19.0 million at December 28, 2000 and December 30, 1999.

Future minimum lease payments under noncancelable operating leases for each of the next five years and thereafter are summarized as follows (amounts in millions):

	Third Party	Affiliate
	Leases	Leases
2001	$70.6	0.6
2002	69.1	0.6
2003	67.9	-
2004	66.2	-
2005	65.4	-
Thereafter	659.2	-

Included in the future minimum lease payments table above are lease payments relating to theatres which UATC is in the process of finalizing a renegotiated lease in connection with UATC's reorganization through the Chapter 11 Cases.  To the extent UATC is successful in its lease renegotiations, the future minimum lease payments will be decreased.  It is expected that in the normal course of business, desirable leases that expire will be renewed or replaced by other leases.

(13)      Commitments and Contingencies, continued

Upon the filing of the Chapter 11 Cases and petitions, the Bankruptcy Code imposed a stay applicable to all entities, of, among other things, the commencement or continuation of judicial, administrative, or other actions or proceedings against UATC that were or could have been commenced before the bankruptcy petition.

UATC believes that no legal proceedings in which it is involved will have a material adverse effect on its financial position, liquidity, or results of operations.

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

(14)      Comparative Quarterly Financial Information (unaudited)

	2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenue	$125.4	138.4	149.3	136.7	549.8
Operating income (loss) from continuing operations	(5.3)	(21.9)	(21.7)	11.7	(37.2)
Loss before reorganization items and income tax expense	(10.5)	(29.7)	(29.9)	(1.7)	(71.8)
Reorganization items	-	-	10.2	8.0	18.2
Net loss	(10.4)	(30.2)	(40.3)	(9.8)	(90.7)

	1999
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenue	$134.6	167.4	180.1	148.7	630.8
Operating loss from continuing operations	(10.7)	(3.8)	(3.6)	(34.3)	(52.4)
Loss before income tax and discontinued operations	(17.7)	(10.3)	(15.3)	(45.7)	(89.0)
Net loss	(17.9)	(10.2)	(14.9)	(49.3)	(92.3)

(15)      Condensed Consolidating Financial Statements of UATC (unaudited)

Set forth below are condensed consolidating financial statements of UATC as of and for the fiscal year ended December 28, 2000.  Such financial statements present the financial position and results of operations of UATC and those of its subsidiaries included within the Debtors (the "UATC Debtors"), as well as the entities not in reorganization.  The financial position and results of operations of the UATC Debtors are shown on a combined basis under the caption entitled "Entities in Reorganization."  The financial position and results of operations of subsidiaries not in reorganization are shown separately under the caption entitled "Entities not in Reorganization."  Eliminations in consolidation are shown under the caption entitled "Eliminations."

Condensed Consolidating Balance Sheets (in millions) (Unaudited)

	December 28, 2000
	Entities in	Entities not in
Assets	Reorganization	Reorganization	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$10.9	0.5	-	11.4
Receivables, net
Notes	-	1.5	-	1.5
Other	6.3	0.4	-	6.7
	6.3	1.9	-	8.2

Prepaid expenses and concession inventory	12.2	0.4	-	12.6
Other assets	1.5	-	-	1.5
Total current assets	30.9	2.8	-	33.7

Investments and related receivables	28.7	3.1	(28.8)	3.0
Property and equipment, at cost:
Land	4.5	8.1	-	12.6
Theatre buildings, equipment and other	475.8	27.5	-	503.3
	480.3	35.6	-	515.9
Less accumulated depreciation and amortization	(200.4)	(11.7)	-	(212.1)
	279.9	23.9	-	303.8

Intangible assets, net	32.3	7.0	-	39.3
Other assets, net	73.0	1.3	(7.0)	67.3
	$444.8	38.1	(35.8)	447.1

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable
Film rentals	$14.5	1.2	-	15.7
Other	37.6	0.2	-	37.8
	52.1	1.4	-	53.5
Accrued and other liabilities
Salaries and wages	5.3	-	-	5.3
Interest	3.0	-	(0.1)	2.9
Other	15.1	0.8	-	15.9
	23.4	0.8	(0.1)	24.1
Current portion of long-term debt	1.5	0.4	-	1.9
Total current liabilities	77.0	2.6	(0.1)	79.5

Other liabilities	31.0	(0.3)	-	30.7
Debt	0.3	10.7	(6.8)	4.2
Intercompany	4.5	3.3	(7.8)	-
Total liabilities not subject to compromise	112.8	16.3	(14.7)	114.4
Liabilities subject to compromise	517.3	-	-	517.3
Total liabilities	630.1	16.3	(14.7)	631.7

Minority interests in equity of consolidated
Subsidiaries	1.2	3.9	(0.2)	4.9

Stockholders' equity (deficit):
Common stock	(0.5)	0.5	-	-
General partners capital	-	18.3	(18.3)	-
Additional paid-in capital	289.0	(0.5)	1.4	289.9
Treasury stock	0.1	(0.1)	-	-
Accumulated deficit	(473.7)	(0.6)	(4.0)	(478.3)
Foreign currency translation	(0.3)	0.3	-	-
Intercompany account	(1.1)	-	-	(1.1)
Total stockholders' equity (deficit)	(186.5)	17.9	(20.9)	(189.5)
	$ 444.8	38.1	(35.8)	447.1

Condensed Consolidating Statements of Operations (in millions) (Unaudited)
	Fifty-Two Weeks Ended December 28, 2000
	Entities in	Entities not in
	Reorganization	Reorganization	Eliminations	Consolidated
Revenue:
Admissions	$ 356.8	15.6	-	372.4
Concession sales	149.0	5.6	-	154.6
Other	21.8	1.0	-	22.8
	527.6	22.2	-	549.8
Costs and expenses:
Film rental and advertising expenses	196.9	8.0	-	204.9
Direct concession costs	17.4	0.6	-	18.0
Other operating expenses	218.9	8.4	-	227.3
Sale and leaseback rentals	17.9	-	-	17.9
Affiliate lease rentals	0.6	-	-	0.6
General and administrative	20.2	1.1	-	21.3
Depreciation and amortization	39.5	2.9	-	42.4
Asset impairments, lease exit and restructure costs	47.7	6.9	-	54.6
	559.1	27.9	-	587.0

Operating loss	(31.5)	(5.7)	-	(37.2)

Other income (expense):
Management fee	1.9	(1.9)	-	-
Interest expense	(49.5)	(0.2)	-	(49.7)
Interest income	5.9	0.2	-	6.1
	(41.7)	(1.9)	-	(43.6)

Gain on disposition of assets	0.7	12.5	-	13.2
Minority interests in earnings of
consolidated subsidiaries	(1.7)	(0.1)	(0.2)	(2.0)
Other, net	4.3	(0.3)	(6.2)	(2.2)
	(38.4)	10.2	(6.4)	(34.6)

Income (loss) before reorganization items and income tax expense	(69.9)	4.5	(6.4)	(71.8)

Reorganization items	18.2	-	-	18.2

Income (loss) before income tax expense	(88.1)	4.5	(6.4)	(90.0)
Income tax expense	(0.1)	(0.6)	-	(0.7)

Net income (loss)	$ (88.2)	3.9	(6.4)	(90.7)

Condensed Consolidated Statements of Cash Flow (in millions) (Unaudited)
	Fifty-Two Weeks Ended December 28, 2000
	Entities in	Entities not in
	Reorganization	Reorganization	Eliminations	Consolidated

Net loss	$(88.2)	3.9	(6.4)	(90.7)
Discontinued operations	(0.2)	-	-	(0.2)
Effect of leases with escalating minimum annual rentals	4.7	-	-	4.7
Depreciation and amortization	39.5	2.9	-	42.4
Provisions for impairments and lease exit costs	41.7	6.9	-	48.6
Reorganization items	18.2	-	-	18.2
Gain on disposition of assets	(0.7)	(12.5)	-	(13.2)
Minority interests in earnings of consolidated subsidiaries	1.7	0.1	0.2	2.0
Early lease termination payments	(0.5)	-	-	(0.5)
Change in assets and liabilities:
Receivables	(1.7)	0.5	-	(1.2)
Prepaid expenses and concession inventory	3.7	-	-	3.7
Other assets	(0.9)	-	-	(0.9)
Accounts payable	(2.1)	(0.4)	-	(2.5)
Accrued and other liabilities	(5.9)	0.1	-	(5.8)
Net cash provided by (used in) operating activities	$ 9.3	1.5	(6.2)	4.6

Cash flow from investing activities:
Capital expenditures	(17.9)	(0.1)	-	(18.0)
Proceeds from disposition of assets	3.4	8.2	-	11.6
Change in investments and receivables from theatre joint ventures, net	-	4.1	-	4.1
Other, net	11.3	7.6	(19.6)	(0.7)
Net cash provided by (used in) investing activities	(3.2)	19.8	(19.6)	(3.0)

Cash flow from financing activities:
Debt borrowings	27.0	-	-	27.0
Debt repayments	(25.7)	(0.4)	-	(26.1)
Dividend to Parent	(1.3)	-	-	(1.3)
Decrease in cash overdraft	(0.1)	-	-	(0.1)
Other, net	6.2	(32.5)	25.8	(0.5)
Increase (decrease) in related party receivable	(12.0)	12.0	-	-
Net cash provided by (used in) financing activities	(5.9)	(20.9)	25.8	(1.0)

Net cash used in reorganization items	(5.2)	-	-	(5.2)

Net increase (decrease) in cash	(5.0)	0.4	-	(4.6)

Cash and cash equivalents:
Beginning of year	15.9	0.1	-	16.0

End of year	$ 10.9	0.5	-	11.4

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding members of UATC's and the Parent's Board of Directors as of March 26, 2001 is set forth below.

Name	Age	Business Experience During Past Five Years	Other Public Directorships
Philip F. Anschutz	61

Elected Director and Chairman of the Board on March 2, 2001.  Mr. Anschutz has also been the Director and Chairman of The Anschutz Corporation (the controlling shareholder of UATC's Parent) for more than five years.

			Qwest Communications International, Inc. Union Pacific Corporation Forest Oil Corporation

Craig D. Slater	43	Elected Director on March 2, 2001. Mr. Slater has been the President of Anschutz Investment Company since August 1997 and Executive Vice President of The Anschutz Corporation since August 1999.	Qwest Communications International, Inc. Forest Oil Corporation

Michael F. Bennet	36	Elected Director on March 2, 2001. Mr. Bennet is also a Vice President of Anschutz Investment Company.	None

Christopher W. Hunt	33	Elected Director on March 2, 2001. Mr. Hunt is also a Vice President of Anschutz Investment Company.	None

Kurt C. Hall	41

President and Chief Executive Officer since March 6, 1998.  Chief Operating Officer since February 24, 1997 and Executive Vice President and Director since May 12, 1992.  Mr. Hall was Chief Financial Officer from May 12, 1992 to March 5, 1998.

			None
Neil Augustine	35

Elected Director on March 2, 2001.  Mr. Augustine is the Portfolio Group Manager for the Bond Group at Morgens, Waterfall, Vintiadis & Company, Inc.  Mr. Augustine also serves on the Board of Directors at a number of privately-held companies.

			None

Michael Pade	51

Director since May 7, 1998 and appointed as a non-voting member of the Board on March 2, 2001.  Mr. Pade became Executive Vice President of United Artists in February 1997 in charge of film operations.  Mr. Pade joined United Artists in October 1994 as a Senior Vice President of film operations.  Prior to joining United Artists, Mr. Pade worked for Mann Theatres as the Senior Vice President in charge of domestic film booking.

			None

The Plan calls for there being seven members of the Boards of the Parent and UATC, with four being nominated by TAC, two being nominated by the lenders (the "Lenders Group") under the Restructured Bank Credit Facility.  The other member of the Boards was to be Mr. Hall, the Parent's and UATC's President and Chief Executive Officer.  Currently, as of March 26, 2001, the Lenders Group has made only one nomination, that being Neil Augustine, and the second position remains open.  Messrs. Anschutz, Slater, Bennet and Hunt have been nominated by TAC.

Information regarding executive officers of UATC who are not directors of UATC as of March 26, 2001 is set forth below. Executive officers will hold office for such term as may be prescribed by the Board of Directors and until such person's successor is chosen and qualified or until such person's death, resignation, or removal.
Name	Age	Business Experience During Past Five Years
Neil Pinsker	44

Executive Vice President.  Mr. Pinsker was promoted to Executive Vice President of UATC in charge of theatre operations in January 1999.  Mr. Pinsker was most recently Vice President of the Western region operations, and has previously directed the Eastern and Central regional operations of UATC.  Joining UATC in May of 1970, Mr. Pinsker is a third generation theatre operator.

Ralph E. Hardy	49

Executive Vice President and General Counsel.  Additionally, Mr. Hardy's duties include supervision of the Real Estate, Development and Construction departments.  Mr. Hardy was promoted to Executive Vice President of UATC in charge of legal affairs and General Counsel in September 1994.  Mr. Hardy was previously the Senior Vice President and general counsel of UATC.

Raymond Nutt	39

Executive Vice President of Corporate Operations.  Mr. Nutt became Executive Vice President of United Artists in October 1999.  Mr. Nutt's duties include supervision of In-theatre Advertising, United Artists' Satellite Theatre Network™ , and various administrative functions including Human Resources, Risk Management, and Internal Audit.  Most recently, Mr. Nutt was Senior Vice President from 1995 through 1999 and Vice President from 1993 through 1995.  Mr. Nutt joined United Artists in 1988.

Bruce M. Taffet	52

Executive Vice President.  Mr. Taffet was promoted to Executive Vice President in January 1995 and is responsible for construction operations of UATC.  Prior to February 1995, Mr. Taffet was the Senior Vice President in charge of national concession operations of UATC.

David J. Giesler	43

Executive Vice President and Chief Financial Officer.  Mr. Giesler was promoted to this position in September 2000.  Prior to this Mr. Giesler also served as Acting Treasurer since rejoining United Artists in February 2000.  Mr. Giesler was the Controller of United Artists from 1990 to March 1999.

There are no family relationships between any of the directors and executive officers named above.  During the past five years, none of the directors and executive officers named above were involved in any legal proceedings that would be material to an evaluation of his ability or integrity.

Item 11.    Executive Compensation

(a)     Compensation

The following table sets forth all compensation paid to the president and chief executive officer and the four next most highly paid executive officers of UATC for the years ended December 28, 2000, December 30, 1999 and December 31, 1998.

Summary Compensation Table
				Long-Term
				Compensation
				Awards/
				Securities	Other
	Annual Compensation			Underlying	Annual	All Other
Name and		Salary	Bonus	Stock Options	Compensation	Compensation
Principal Positions	Year	($) (1)	($) (2)	#	($) (3)	($) (4)

Kurt C. Hall	2000	325,021	113,750	--	1,420	27,067
President and	1999	325,060	--	*	4,099	21,930
Chief Executive Officer	1998	304,866	--	*	3,960	4,800

Michael Pade	2000	265,028	79,500	--	1,932	6,800
Executive Vice President	1999	265,056	--	*	3,894	6,400
	1998	258,998	7,500	*	3,795	--

Ralph E. Hardy	2000	200,017	50,000	--	1,220	22,075
Executive Vice President	1999	200,045	--	*	3,050	17,415
	1998	195,154	5,640	*	--	4,800

Neal Pinsker	2000	200,000	50,000	--	--	9,905
Executive Vice President	1999	212,417	--	*	--	39,706
	1998	117,351	3,403	*	--	1,843

Raymond Nutt	2000	175,001	43,750	--	72	14,746
Executive Vice President	1999	145,194	--	*	105	10,590
	1998	116,770	3,920	*	--	8,338

(1) Represents annual salary, including compensation deferred by the Named Executive Officer pursuant to the UATC 401(k) Savings Plan.

(2) The executive officers received a retention bonus during 2000.  Additionally, the executive officers were entitled to receive bonuses in 1998 depending on UATC's achievement of certain performance criteria during 1997.  Bonus amounts are reflected in the year paid but relate to the performance of the previous year.

(3) Other annual compensation consists primarily of reimbursement of membership dues.

(4) Consists primarily of matching contributions to employee benefit plans (except for a portion of the amount paid to Mr. Pinsker in 1999 which relates to relocation expenses paid by United Artists), as well as earnings related to the UATC Supplemental 401(k) Savings Plan.

* Pursuant to the Plan, all stock options of the Parent granted before March 2, 2001 were cancelled.

(b)     Stock Option Grants

Pursuant to the reorganization of UATC and its Parent through the Chapter 11 Cases, all of the stock option grants of the Parent outstanding prior to the effective date of the Plan were cancelled effective March 2, 2001.  Options in the Parent as reorganized were issued on March 2, 2001.  The following table sets forth the stock options in the Parent granted on March 2, 2001, to the president and chief executive officer and the four next most highly paid executive officers of UATC.

						Potential Realizable
	Number of	% of Total				Value at Assumed
	Securities	Options				Annual Rates of Stock
	Underlying	Granted to	Exercise	Exercise		Price Appreciation for
	Options	Employees	Price $5	Price $10	Expiration	Option Term
Name	Granted	in 1999	Per Share	Per Share	Date	5%	10%
Kurt C. Hall	551,200	28.7%	433,222	117,978	2011	$656,582	2,328,555
Michael Pade	270,100	14.0%	250,000	20,100	2011	378,895	1,343,742
Ralph E. Hardy	216,100	11.2%	200,000	16,100	2011	303,116	1,074,994
Neal Pinsker	216,100	11.2%	200,000	16,100	2011	303,116	1,074,994
Raymond Nutt	108,100	5.6%	100,000	8,100	2011	151,558	537,497

(c)    Year-End Stock Option Table

The following table sets forth all of the Parent's stock options held by the president and chief executive officer and the four next most highly paid executive officers of UATC as of March 2, 2001.

		Number of
		Share Underlying		Value of
		Unexercised Options at		In-the-Money Options at
	Option	March 2, 2001		March 2, 2001 (1)
Name	Type	Exercisable(2)	Unexercisable	Exercisable	Unexercisable
Kurt C. Hall	Non-Qualifying	55,120	496,080	$-	-

Michael Pade	Non-Qualifying	27,010	243,090	-	-

Ralph E. Hardy	Non-Qualifying	21,610	194,490	-	-

Neal Pinsker	Non-Qualifying	21,610	194,190	-	-

Raymond Nutt	Non-Qualifying	10,810	97,290	-	-

(1)      The common stock of the Parent is not publicly held.  For purposes of this information, such shares are out-of-the-money.

(2)      Upon the effective date of the Company's Plan of Reorganization 10% of all options granted were vested.

(d)     Long-Term Incentive Awards

No long-term incentive awards were granted to executive officers of UATC during 2000.

(e)     Compensation of Directors

John W. Boyle, former Chairman of the Board, received no compensation for his services as a director during 2000.  He received 30,000 of the Parent's options and $120,000 for his services as a director during 1999.  He received 25,000 of the Parent's options and $120,000 for his services as a director during 1998.  Pursuant to the Plan, all options granted prior to March 2, 2001 have been cancelled.  No other directors of the Parent or UATC received compensation for their services as directors or committee members.

(f)     Employee Benefits Plan

UATC established the United Artists Theatre Circuit, Inc. 401(k) Savings Plan (the "Savings Plan") which allows electing employees to contribute up to 20.0% of their compensation, subject to certain IRS limitations.  Depending on the amount of each employee's level of contribution, the Savings Plan currently matches up to 4.0% of their compensation.

Effective January 1, 1993, UATC established the United Artists Theatre Circuit, Inc. Supplemental 401(k) Savings Plan (the "Supplemental Plan") for certain employees who are highly compensated as defined by the IRS and whose elective contributions to the Savings Plan exceed the IRS limitations.  Through December 31, 1996, such employees were allowed to contribute to the Supplemental Plan, provided that the aggregate contributions to the Savings Plan and Supplemental Plan did not exceed 10.0% of their compensation.  Effective January 1, 1997, UATC suspended additional contributions to the Supplemental Plan.  Interest on the existing balances accrue at a rate of 10.65%.

Matching contributions to the Savings Plan and the Supplemental Plan for the president and chief executive officer and the four other highest paid executives have been included in the summary compensation table.

During 2000, UATC's board established a retention bonus plan for all officers that was based upon performance of duties consistent with each officer's position and remaining employed by the Company through June 30, 2000.  Amounts paid under this plan are included in the summary compensation table.  There will be no further payments under this plan.

(g)     Employment Agreements

UATC has employment agreements (each an "Employment Agreement" and collectively, the "Employment Agreements") with each of Kurt C. Hall, Edward C. Cooper, David J. Giesler, Ralph E. Hardy, Robert A. McCormick, Michael L. Pade, Bruce M. Taffet, Raymond C. Nutt, Neal Pinsker, Charles Fogel and Darrell C. Taylor.

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

In the event that Mr. Hardy, Mr. Taffet, Mr. Giesler, Mr. Pinsker, Mr. Nutt, Mr. McCormick, Mr. Cooper, Mr. Fogel or Mr. Taylor is terminated without cause, such individual will be entitled to his base salary for the remainder of the term of his employment agreement following his termination but not less than 12 months and annual bonuses for the remainder of the term of his employment agreement but not less than 12 months, in an amount based upon the average bonuses paid to him over the preceding two fiscal years.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The Parent owns 100% of the issued and outstanding shares of UATC's capital stock.  The Parent is a Delaware corporation whose only business interest is its ownership of UATC and UAR.  The Parent's principal executive offices are located at 9110 E. Nichols Avenue, Englewood, Colorado 80112.

Pursuant to the Plan, all of the outstanding capital stock of the Parent issued prior to the effective date of the Plan was cancelled.

Subsequent to year-end, as of March 2, 2001, the Parent has two classes of capital stock outstanding: the United Artists Theatre Company common stock and the United Artists Theatre Company convertible preferred stock.  The Anschutz Corporation is the sole holder of the 9,120,000 shares of convertible preferred stock that is convertible at $6.25 per common share to 9,120,000 shares of common stock.  The United Artists common stock, including options, is held of record by 47 holders.  In addition to the currently outstanding common stock and management options, there are 5,600,000 warrants convertible to common stock at $10 per share.

The following tables set forth certain information concerning the beneficial ownership of United Artists common stock known to the Parent to own beneficially in excess of 5% of the outstanding United Artists common stock, the ownership by the president and chief executive officer and the four other highest paid executive officers of UATC, by each director, and by all executive officers and directors of UATC as a group as of March 26, 2001.  Except as otherwise indicated, all of the persons listed below have:

    sole voting power and investment power with respect to their United Artists shares, except to the extent that authority is shared by spouses under applicable law; and
    record and beneficial ownership with respect to their United Artists shares.

UNITED ARTISTS THEATRE COMPANY COMMON STOCK
	Beneficial	Percentage of	Beneficial	Percentage of	Percentage of
	Interest	United Artists	Interest	United Artists	United Artists
Beneficial Owner (6)	Common Shares(7)	Common Shares(7)	Options Granted	Options Granted	Shares & Options(7)

The Anschutz Corporation	14,870,000	60.1%	0	-	54.2%
Bank of America, N.A.	1,849,842	7.5%	0	-	6.7%
Kurt C. Hall(1)(3)	0	-	551,200	28.7%	2.0%
Michael Pade(1)(3)	0	-	270,100	14.0%	1.0%
Ralph E. Hardy(1)(3)	0	-	216,100	11.2%	0.8%
Neal Pinsker(1)(3)	0	-	216,100	11.2%	0.8%
Raymond Nutt(1)(3)	0	-	108,100	5.6%	0.4%
Philip F. Anschutz(2)(4)	0	-	0	-	-
Craig D. Slater(2)(4)	0	-	0	-	-
Michael F. Bennet(2)	0	-	0	-	-
Christopher W. Hunt(2)	0	-	0	-	-
Neil Augustine(5)	0	-	0	-	-
Directors and Executive Officers as					-
a group (7 persons)(3)	0	-	1,566,300	81.5%	5.7%

(1)     The address for each of Messrs. Hall, Pade, Hardy, Pinsker and Nutt is 9110 East Nichols Avenue, Englewood, Colorado 80112.

(2)     The address for each of Messrs. Anschutz, Slater, Bennet and Hunt is 555 Seventeenth Street, Suite 2400, Denver, Colorado 80202.

(3)     Includes options granted on March 2, 2001.

(4)     Each of Messrs. Anschutz and Slater, are members of the Board of Directors of The Anschutz Corporation, but each disclaims beneficial ownership of the United Artists Theatre Company shares.

(5)     The address for Mr. Augustine is 10 East 50th Street, 26th Floor, New York, New York 10022.

(6)     The table represents ownership of the Parent's common stock as shown in the Parent's book and records as of March 26, 2001.

(7)     Includes currently outstanding shares, shares convertible from preferred stock, and shares available through exercise of warrants.

Item 13. Certain Relationships and Related Transactions

UATC leases one theatre from UAR and 21 theatres from Prop I.  The common stock of UAR is owned 100% by the Parent.

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

In order to fund the cost of additions and/or renovations to the theatres leased by UATC from UAR or Prop I, UATC has periodically made advances to UAR.  In addition, a portion of the then existing bank credit facility was advanced to UAR for the repayment of the Prop I mortgage notes, which matured on November 1, 1998.  Interest on the advances accrues at the prime rate and amounted to $5.5 million, $4.8 million, and $2.0 million for the years ended December 2000, 1999, and 1998, respectively.

During 1998, UATC exchanged one fee-owned theatre property with Prop I in return for two fee-owned theatre properties and a $1.1 million note.  The note bears interest at the prime rate plus 1 1/2% and is due upon demand.

UATC has entered into a management agreement with UAR.  This management fee represents the cost of managing and accounting for UAR's properties.  For each of the years ended December 2000, 1999, and 1998, such management fees were approximately $0.1 million, $0.1 million, and $0.5 million, respectively.

During 2000 entities affiliated with ML Fund II owned approximately 88.2% of the Parent's common stock.  Through a management agreement with ML Fund II, Stonington Partners, Inc. manages the portfolio of companies owned by ML Fund II, including the Parent.  Pursuant to the Plan, all of shares of the Parent outstanding prior to the effective date of the Plan were cancelled.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)	1.	Financial Statements Included in Part II of this Report:

	United Artists Theatre Circuit, Inc. and Subsidiaries

		Report of Independent Public Accountants	33

		Consolidated Balance Sheets	35
		December 28, 2000 and December 30, 1999

		Consolidated Statements of Operations	36
		Years Ended December 28, 2000, December 30, 1999, and December 31, 1998

		Consolidated Statements of Stockholder's Equity (Deficit) and Comprehensive Income	37
		Years Ended December 28, 2000, December 30, 1999, and December 31, 1998

		Consolidated Statements of Cash Flow	38
		Years Ended December 28, 2000, December 30, 1999, and December 31, 1998

		Notes to Consolidated Financial Statements	39

	2.	Financial Statements Schedules

	All financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements or notes thereto.

	3.	Exhibits

		The following exhibits are filed herewith or incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:

		2.0

Second Amended Disclosure Statement for First Amended Plan of Reorganization of United Artists Theatre Company, United Artists Realty Company, United Artists Properties I Corp., United Artists Properties II Corp., United Artists Theatre Circuit, Inc. and its filing subsidiaries under Chapter 11 of the United States Bankruptcy Code (8)

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

10.14	United Artists Theatre Circuit 401(k) Savings Plan. (1)

10.15	United Artists Theatre Circuit Supplemental 401(k) Savings Plan. (2)

10.16	Tax Sharing Agreement, dated as of May 12, 1992, between United Artists Theatre Company and United Artists Theatre Circuit, Inc. (1)

10.17	Form of Employment Agreement, dated as of May 12, 1992, between UATC and Kurt C. Hall. (1)

	10.18	Amendment to the United Artists Theatre Circuit, Inc. 401(K) Savings Plan dated as of January 1, 1997. (4)

	10.19	Employment Agreement Extension Letter dated as of May 12, 1998, between United Artists Theatre Circuit, Inc. and Kurt C. Hall. (4)

	10.20	Subsidiaries of United Artists Theatre Circuit, Inc. (4)

	10.21	Second Amendment to the Credit Agreement as of April 21, 1998 (6)

	10.22	Third Amendment to the Credit Agreement as of April 21, 1998 (7)

	27.1	Financial Data Schedule.

(1)	Incorporated herein by reference from Form S-1 dated October 5, 1992.
(2)	Incorporated herein by reference from Form 10-K for the year ended December 31, 1993.
(3)	Incorporated herein by reference from Form S-2 dated January 31, 1996.
(4)	Incorporated herein by reference to Form 10-K for the year ended December 31, 1996.
(5)	Incorporated herein by reference to Form S-4 for United Artists Theatre Company, dated July 15, 1999.
(6)	Incorporated herein by reference from Form 8-K dated April 9, 1999.
(7)	Incorporated herein by reference from Form 8-K dated September 29, 1999.
(8)	Incorporated herein by reference from Form 8-K dated February 9, 2001.

          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED ARTISTS THEATRE CIRCUIT, INC.

(Registrant)

Director, President and Chief Executive	/S/ Kurt C. Hall
Officer	Kurt C. Hall
Dated: March 27, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Chairman of the Board and Director	/S/ Phillip F. Anschutz
Dated: March 27, 2001	Phillip F. Anschutz

Director	/S/ Craig D. Slater
Dated: March 27, 2001	Craig D. Slater

Director	/S/ Michael F. Bennet
Dated: March 27, 2001	Michael F. Bennet

Director	/S/ Christopher W. Hunt
Dated: March 27, 2001	Christopher W. Hunt

Director	/S/ Neil Augustine
Dated: March 27, 2001	Neil Augustine

Director	/S/ Michael Pade
Dated: March 27, 2001	Michael Pade