Form 10-Q
period 2001-03-29
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2001-05-14
CIK 889570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

F O R M 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes     X      No        .

The number of shares outstanding of $1.00 par value common stock at March 29, 2001 was 100 shares.

UNITED ARTISTS THEATRE CIRCUIT, INC.

Quarterly Report on Form 10-Q

March 29, 2001

(Unaudited)

TABLE OF CONTENTS

PART I	Financial Information	Page Number

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited)	4
	Condensed Consolidated Statements of Operations (Unaudited)	5
	Consolidated Statement of Stockholder's Equity (Deficit) (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows (Unaudited)	7
	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	23

PART II	Other Information

Item 6.	Exhibits and Reports on Form 8-K	24

CAUTIONARY STATEMENT REGARDING

FORWARD LOOKING STATEMENTS

Certain of the matters discussed in this form 10-Q may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended.  Such forward-looking statements involve uncertainties and other factors and the actual results and performance of United Artists Theatre Circuit, Inc. ("UATC") may be materially different from future results or performance expressed or implied by such statements.  Cautionary statements regarding the risks associated with such forward-looking statements include, without limitation, those statements included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk."

In general, the risks and uncertainties associated with the performance of UATC relate to:

  the dependence of UATC on films and studios and on its ability to obtain popular motion pictures;
  the impact, if any, on the available supply of film because of the potential work stoppage during 2001 by the Screen Actors Guild;
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

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Millions) (Unaudited)

	Reorganized	Predecessor
	Company	Company
Assets	March 29, 2001	December 28, 2000
Current assets:
Cash and cash equivalents	$ 7.6	11.4
Receivables, net
Notes	1.5	1.5
Other	4.2	6.7
	5.7	8.2

Prepaid expenses and concession inventory	14.9	12.6
Other assets	2.1	1.5
Total current assets	30.3	33.7

Investments and related receivables	3.0	3.0

Property and equipment, at cost:
Land	10.3	12.6
Theatre buildings, equipment and other	218.6	503.3
	228.9	515.9
Less accumulated depreciation and amortization	(2.4)	(212.1)
	226.5	303.8

Intangible assets, net	135.5	39.3
Other assets, net	0.9	67.3
	$ 396.2	447.1
Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable
Film rentals	$ 13.8	15.7
Other	36.7	37.8
	50.5	53.5
Accrued and other liabilities
Salaries and wages	2.0	5.3
Interest	2.1	2.9
Other	24.5	15.9
	28.6	24.1
Current portion of long-term debt (note 3)	20.0	1.9
Total current liabilities	99.1	79.5

Other liabilities	7.8	30.7
Debt (note 3)	256.1	4.2
Total liabilities not subject to compromise	363.0	114.4

Liabilities subject to compromise (note 1)	-	517.3

Total liabilities	363.0	631.7

Minority interests in equity of consolidated subsidiaries	4.8	4.9

Stockholder's equity (deficit):
Preferred stock (authorized shares 5,000,000, no shares are issued and outstanding)	-	-
Common stock (authorized shares 1,000, issued and outstanding 100 shares)	-	-
Additional paid-in capital	97.9	289.9
Accumulated deficit	(6.8)	(478.3)
Related party receivables	(62.7)	(1.1)
Total stockholder's equity (deficit)	28.4	(189.5)
	$ 396.2	447.1

Commitments and contingencies - note 7

See accompanying notes to condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in Millions)

(Unaudited)

	Reorganized	Predecessor
	Company	Company
	Four Weeks Ended	Nine Weeks Ended	Thirteen Weeks Ended
	March 29, 2001	March 1, 2001	March 30, 2000

Revenue:
Admissions	$ 20.1	69.1	85.3
Concession sales	8.2	26.9	35.1
Other	1.1	3.1	5.0
	29.4	99.1	125.4

Costs and expenses:
Film rental and advertising expenses	10.3	36.2	45.1
Direct concession costs	0.9	3.1	4.2
Occupancy expense (note 7)	5.8	12.5	21.8
Other operating expenses	11.2	26.2	41.9
Affiliate lease rentals (note 4)	-	0.1	0.1
General and administrative	1.6	3.2	5.3
Depreciation and amortization	3.5	6.4	11.1
Asset impairments, lease exit and restructure costs	-	1.1	1.8
	33.3	88.8	131.3

Operating income (loss)	(3.9)	10.3	(5.9)

Other income (expense):
Interest, net (note 3)	(2.1)	(5.9)	(10.6)
Gain on disposition of assets	0.1	4.6	5.6
Minority interests in earnings of consolidated subsidiaries	0.1	(1.0)	(0.5)
Other, net	(1.0)	(0.1)	0.9
	(2.9)	(2.4)	(4.6)

Income (loss) before reorganization items, income taxes,
and extraordinary item	(6.8)	7.9	(10.5)

Reorganization items (note 1)	-	33.3	-

Income (loss) before income taxes and extraordinary item	(6.8)	41.2	(10.5)

Income tax benefit (note 5)	-	-	0.1

Income (loss) before extraordinary item	(6.8)	41.2	(10.4)

Extraordinary item, net of income taxes (note 1)	-	187.6	-

Net income (loss)	$ (6.8)	228.8	(10.4)

See accompanying notes to condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Consolidated Statement of Stockholder's Equity (Deficit)

(Amounts in Millions)

(Unaudited)

			Additional			Total
	Preferred	Common	paid-in	Accumulated	Related party	stockholder's
	stock	Stock	capital	deficit	receivables	equity (deficit)

Balance at December 28, 2000	$ -	-	289.9	(478.3)	(1.1)	(189.5)
Net income	-	-	-	228.8	-	228.8
Adjustment to Predecessor equity accounts
in connection with fresh-start reporting	-	-	(289.9)	249.5	(61.6)	(102.0)
Issuance of new equity in reorganized company	$ -	-	97.9	-	-	97.9
Balance at March 2, 2001	-	-	97.9	-	(62.7)	35.2
Net loss	-	-	-	(6.8)	-	(6.8)
Balance at March 29, 2001	$ -	-	97.9	(6.8)	(62.7)	28.4

See accompanying notes to condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in Millions)

(Unaudited)
	Reorganized	Predecessor
	Company	Company
	Four Weeks Ended	Nine Weeks Ended	Thirteen Weeks Ended
	March 29, 2001	March 1, 2001	March 30, 2000

Net income (loss)	$ (6.8)	228.8	(10.4)
Effect of leases with escalating minimum annual rentals	0.3	0.6	1.2
Depreciation and amortization	3.5	6.4	11.1
Provision for impairment and lease exit costs	-	1.1	-
Reorganization items	-	(33.3)	-
Gain on disposition of assets	(0.1)	(4.6)	(5.6)
Minority interests in earnings of consolidated subsidiaries	(0.1)	1.1	0.5
Extraordinary gain on extinguishment of debt	-	(187.6)	-
Change in assets and liabilities:
Receivables	0.3	2.2	0.2
Prepaid expenses and concession inventory	1.4	(3.8)	(3.8)
Other assets	(1.1)	(0.1)	(0.5)
Accounts payable	(2.0)	(10.6)	5.7
Accrued and other liabilities	(2.9)	(2.4)	6.0
Net cash provided by (used in) operating activities	(7.5)	(2.2)	4.4

Cash flow from investing activities:
Capital expenditures	(0.4)	(0.1)	(10.6)
Proceeds from disposition of assets, net	0.1	4.5	7.4
Other, net	-	(1.2)	0.2
Net cash used in investing activities	(0.3)	3.2	(3.0)

Cash flow from financing activities:
Dividend to Parent	-	-	(1.3)
Debt borrowings	17.5	22.5	-
Debt repayments	(6.5)	(16.8)	(0.4)
Decrease in cash overdraft	(2.6)	(3.1)	(6.4)
Increase in related party receivables	-	(1.0)	(1.2)
Other, net	-	-	(0.4)
Net cash provided (used) by financing activities	8.4	1.6	(9.7)

Net cash used in reorganization items	-	(7.0)	-

Net increase (decrease) in cash and cash equivalents	0.6	(4.4)	(8.3)

Cash and cash equivalents:
Beginning of period	7.0	11.4	16.0
End of period	$ 7.6	7.0	7.7

Supplemental cash flow information:

Cash paid for interest	$ 0.1	7.9	11.8

Cash paid for income taxes	$ -	-	-

See accompanying notes to condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 29, 2001

(Unaudited)

(1)       Chapter 11 Reorganization and General Information

On September 5, 2000 (the "Petition Date") United Artists Theatre Circuit, Inc. (as it existed before March 2, 2001, the "Predecessor Company") and certain of its subsidiaries, as well as its parent company, United Artists Theatre Company (the "Parent") and certain of the Parent's subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Chapter 11 Cases"), as well as a joint plan of reorganization.  On January 22, 2001 the joint plan of reorganization, as it had been amended from time to time, (the "Plan"), was approved by the Court, and the Debtors declared the Plan to be effective on March 2, 2001 (the "Effective Date).  In conjunction with the reorganization, the Parent's bank credit facility as it existed before the Petition Date (the "Pre-Petition Credit Facility") was restructured into a Restructured Term Credit Facility of approximately $252.1 million, and an additional $35.0 million Revolving Credit Facility was secured.

On March 2, 2001, United Artists Theatre Circuit, Inc. (as it exists on and after March 2, 2001, the "Reorganized Company", "UATC" or the "Company") adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7").  The Company's post-reorganization balance sheet and the statement of operations, which reflect the application of fresh-start reporting, have not been prepared on a consistent basis with the pre-reorganization financial statements and are not comparable in all respects to the financial statements prior to the reorganization.  For accounting purposes, the inception date of the Reorganized Company is deemed to be March 2, 2001 .

Under fresh start reporting, the reorganization value of the Parent, which represents the fair value of all of the Parent's assets (net of liabilities), was determined through negotiations between the Parent's management and its pre-petition creditors and such reorganization value is allocated to the Parent's assets based on their relative fair values.  Liabilities, other than deferred income taxes, are also stated at their fair values.  Deferred taxes are determined in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 109.  Application of SOP 90-7 creates a new reporting entity having no retained earnings or accumulated deficit.  The estimated reorganization value of the Parent as of March 2, 2001 is approximately $380 million, of which approximately $320 million was attributable to the Reorganized Company.

As a consequence of the Plan on March 2, 2001, the reorganized Parent's capital structure consisted of approximately $252.1 million of debt under the Restructured Bank Credit Facility, $57.0 million of preferred stock and $39.1 million in common equity.  The Anschutz Corporation ("TAC"), affiliates of which were pre-petition senior lenders, converted 100% of its senior debt into a combination of convertible preferred stock, common stock and warrants ($10.00 exercise price) to purchase common stock of the Parent which, in aggregate, represents approximately 54% of the fully diluted common equity of the Parent.  Other senior lenders under the Pre-Petition Credit Facility received common stock in the Parent representing approximately 29% of the fully diluted common stock and subordinated lenders received common stock warrants with an exercise price of $10.00 per share representing approximately 7% of the fully diluted common stock, with the remaining fully diluted common stock reserved for management stock options.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(1)       Chapter 11 Reorganization and General Information, continued

The filing of the Chapter 11 Cases by the Debtors (i) automatically stayed actions by creditors and other parties in interest to recover any claim that arose prior to the commencement of the Chapter 11 Cases, and (ii) served to accelerate, for purposes of allowance, all pre-bankruptcy filing liabilities of the Predecessor Company, whether or not those liabilities were liquidated or contingent on the Petition Date.  In accordance with SOP 90-7 the following table sets forth the liabilities of the Predecessor Company subject to compromise as of March 1, 2001 (amounts in millions):

Trade accounts payable and other	$ 30.8
Debt	442.1
Lease exit costs	39.6
Total liabilities subject to compromise	$512.5

Additional liabilities subject to compromise may arise subsequent to the Petition Date resulting from rejection of executory contracts, including leases, and from the determination by the bankruptcy court (or through agreement by the parties in interest) of allowed claims for contingencies and other disputed amounts.

The above summary of liabilities subject to compromise excludes certain obligations existing on the Petition Date with respect to which the Predecessor Company received approval from the court to continue to service in the normal course of business.  These obligations primarily include the pre-petition film licensing agreements and other amounts owing to the motion picture studios, employee compensation and other essential trade creditors.

A settlement agreement was reached with the committee representing the unsecured creditors in the Chapter 11 Cases.  As a result of this agreement and its approval through confirmation of the Plan, a pool of $5.0 million in cash and up to $5.0 million in payment-in-kind notes (dependent upon the final total of allowed claims) will be available for distribution on a pro rata basis to the Predecessor Company's unsecured creditors.  The payment-in-kind notes earn "in-kind" interest at 8% with one third payable during March 2005, one third payable during March 2006 and the remaining one third payable during March 2007.

The discharge of obligations subject to compromise for less than the recorded amounts resulted in an extraordinary gain on discharge of debt of $187.6 million.

In accordance with SOP 90-7, all costs and expenses incurred in connection with the Predecessor Company's reorganization since the Petition Date have been reflected as reorganization items in the accompanying consolidated statement of operations.

Reorganization items (expenses) recorded by the Predecessor Company during the nine weeks ended March 1, 2001 consisted of the following:

Adjustments of assets and liabilities to fair value	$ 40.2
Professional fees	(6.4)
Asset impairments	(0.4)
Other	(0.1)
$ 33.3

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(1)       Chapter 11 Reorganization and General Information, continued

In addition to owning all of the outstanding capital stock of UATC, the Parent also owns all of the outstanding capital stock of United Artists Realty Company ("UAR").  UAR and its subsidiary United Artists Properties I Corp. ("Prop I") are the owners and lessors of certain operating theatre properties leased to and operated by UATC.

In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made in the accompanying interim condensed consolidated financial statements that are necessary to present fairly the financial position of UATC and the Predecessor Company and the results of their operations.  Interim results are not necessarily indicative of the results for the entire year because of fluctuations of revenue and related expenses resulting from the seasonality of attendance and the availability of popular motion pictures.  These financial statements should be read in conjunction with the audited December 28, 2000 consolidated financial statements and notes thereto included in the Predecessor Company's Annual Report on Form 10-K.

Certain prior period amounts have been reclassified for comparability with the 2001 presentation.

(2)       Fresh-Start Reporting

In connection with the emergence from bankruptcy, the Company adopted fresh-start reporting in accordance with the requirements of SOP 90-7.  The application of SOP 90-7 resulted in the creation of a new reporting entity.

Under fresh-start reporting, the reorganization value of the entity has been allocated to the Company's assets and liabilities on a basis substantially consistent with purchase accounting.  The fresh-start reporting adjustments, primarily related to the adjustment of the Company's assets and liabilities to fair market values, will have a significant effect on the Company's future statements of operations.  The more significant of these adjustments relate to reduced depreciation expense on property and equipment, increased amortization expense on intangible assets, and decreased interest expense.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(Unaudited)

The effects of the Reorganization and fresh-start reporting on the Company's balance sheet as of March 2, 2001 are as follows (in millions):
	Predecessor	(a)	(b)	(c)	Reorganized
	Company	Discharge	Settlement		Company
Assets	March 2, 2001	of Debt	with Stockholders	Fresh-Start Adjustments	March 2, 2001
Current assets:
Cash and cash equivalents	$ 7.5	-	-	(0.5)	7.0
Receivables, net
Notes	1.5	-	-	-	1.5
Other	4.5	-	-	-	4.5
	6.0	-	-	-	6.0

Prepaid expenses and concession inventory	16.5	-	-	(0.6)	15.9
Other assets	1.5	-	-	-	1.5
Total current assets	31.5	-	-	(1.1)	30.4

Investments and related receivables	3.0	-	-	(0.1)	2.9

Property and equipment, at cost:
Land	12.2	-	-	(1.9)	10.3
Theatre buildings, equipment and other	499.3	-	-	(280.7)	218.6
	511.5	-	-	(282.6)	228.9
Less accumulated depreciation and amortization	(214.6)	-	-	214.6	-
	296.9	-	-	(68.0)	228.9

Intangible assets, net	38.6	-	-	97.8	136.4
Other assets, net	68.4	-	-	(67.9)	0.5
	$ 438.4	-	-	(39.3)	399.1
Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable
Film rentals	$ 19.4	-	-	-	19.4
Other	20.8	10.4	-	4.0	35.2
	40.2	10.4	-	4.0	54.6
Accrued and other liabilities
Salaries and wages	5.5	-	-	(1.5)	4.0
Interest	0.1	-	-	-	0.1
Other	25.4	2.9	-	-	28.3
	31.0	2.9	-	(1.5)	32.4
Current portion of long-term debt	7.0	1.9	-	-	8.9
Total current liabilities	78.2	15.2	-	2.5	95.9

Other liabilities	27.3	-	-	(20.4)	6.9
Debt	4.1	252.2	-	-	256.3
Total liabilities not subject to compromise	109.6	267.4	-	(17.9)	359.1

Liabilities subject to compromise	512.5	(512.5)	-	-	-

Total liabilities	622.1	(245.1)	-	(17.9)	359.1

Minority interests in equity of consolidated subsidiaries	4.8	-	-	-	4.8

Stockholder's equity (deficit):
Preferred stock	-	-	-	-	-
Common stock	-	-	-	-	-
Additional paid-in capital	289.9	57.5	(249.5)	-	97.9
Accumulated deficit	(477.3)	187.6	289.7	-	-
Related party receivables	(1.1)	-	-	(61.6)	(62.7)
Total stockholder's equity (deficit)	(188.5)	245.1	40.2	(61.6)	35.2
	$ 438.4	-	40.2	(79.5)	399.1

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(2)       Fresh-Start Reporting, continued

  To record the debt discharge and the issuance of new debt, including the settlement with the Predecessor Company's creditors notes, issued under the Restructured Term Credit Facility of $252.1 million, up to $10.0 million of which may be available for distribution on a pro rata basis to the Predecessor Company's unsecured creditors.
  To record the elimination of the Predecessor Company's old equity and related accounts.
  To record the adjustments that reflect the assets and liabilities at their fair values and to adjust the accumulated deficit to zero.

The implementation of the Plan also resulted in, among other things, the satisfaction or disposition of various types of claims against the Predecessor Company, the assumption and rejection of certain leases and agreements, and the establishment of a new board of directors following the Effective Date, along with new employment and other arrangements with certain members of management.

(3)       Debt

As a result of the Plan being declared effective on March 2, 2001, substantially all of the debt existing prior to that date was replaced by the Restructured Term Credit Facility and a new $35.0 million Revolving Credit Facility.

Debt is summarized as follows (amounts in millions):

	March 29, 2001	December 28, 2000

Restructured Term Credit Facility (a)	252.1	-
Revolving Credit Facility (b)	17.5	-
Other	6.5	7.8
Pre-Petition Credit Facility	-	439.7
Debtor in Possession Facility	-	-
	276.1	447.5

Less current portion	(20.0)	(1.9)
Less amounts subject to compromise	-	(441.4)
Long term debt	256.1	4.2

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(3)       Debt, continued

(a)

The Restructured Term Credit Facility (the "Term Facility") represents a 72.5% reinstatement of the amounts owed to all lenders, other than TAC and its affiliates, under the Pre-Petition Credit Facility.  Borrowers under the Term Facility include UATC, its Parent, and certain of the Parent's subsidiaries.  The Term Facility provides for interest to be accrued at varying rates, with interest payable monthly.  The interest rate at March 29, 2001 was 9.4%.  Principal payments under the Term Facility are $0.6 million quarterly from June 30, 2001 through December 31, 2003 and $6.3 million payable each quarter during 2004, with the remaining principal balance due on February 2, 2005.  Additional principal repayments may also be required as a result of asset sales or the issuance of certain debt or equity securities.

The Term Facility is secured by, among other things, the capital stock of certain subsidiaries of UATC, mortgages on certain of UATC's, UAR's and Prop I's properties, and a security interest in substantially all assets of UATC, the Parent and their subsidiaries.  All such security interests held by the lenders under the Term Facility are subordinate to the security interests held by the lenders under the $35.0 million Revolving Credit Facility as described in (b).

The Term Facility contains certain provisions that require the Parent to maintain certain financial ratios and places limitations on, among other things, capital expenditures and additional indebtedness.

(b)

The $35.0 million Revolving Credit Facility (the "Revolver") is a $35.0 million revolving credit facility (with a sublimit of $10.0 million related to the issuance of letters of credit) repayable in full on August 2, 2004.  The commitment may be reduced as the result of issuance of certain debt or equity securities.  Borrowers under the Revolver include UATC, its Parent, and certain of the Parent's subsidiaries.  The Revolver provides for interest to be accrued at varying rates, with interest payable monthly.  The interest rate at March 29, 2001 was 8.4%.

The Revolver is secured by the same collateral as is the Term Facility.

The Revolver contains certain provisions that require the Parent to maintain certain financial ratios and places limitations on, among other things, capital expenditures and additional indebtedness.  Such provisions are substantially the same as those within the Term Facility as described in (a) above.

Interest, net includes amortization of deferred loan costs of $0.1 million, $0.5 million and $0.4 million for the four weeks ended March 29, 2001, the nine weeks ended March 1, 2001 and the thirteen weeks ended March 30, 2000, respectively.  Additionally, interest, net includes interest income of $0, $1.0 million and $1.4 million for the four weeks ended March 29, 2001, the nine weeks ended March 1, 2001 and the thirteen weeks ended March 30, 2000, respectively.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(4)       Related Party Transactions

UATC leases certain of its theatres from UAR and Prop I in accordance with two master leases (the "Receivable").  The leases provide for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre.  In order to fund the cost of additions and/or renovations to the theatres leased by UATC from UAR or Prop I, UATC has periodically made advances to UAR.  Through March 1, 2001, interest on the advances accrues at the prime rate and amounted to $0.9 million and $1.4 million for the nine weeks ended March 1, 2001 and the thirteen weeks ended March 30, 2000, respectively.  As part of the application of fresh-start reporting the Receivable was reclassified from other assets to stockholder's equity (deficit) and interest no longer accrues on this amount.  The Receivable will be reduced upon any sale of properties by UAR and Prop I, with UATC receiving the net proceeds of the sale less the amount required to be paid under the Term Facility.

(5)       Income Taxes

UATC and each of its 80% or more owned subsidiaries are included in the Parent's consolidated federal income tax return.  Pursuant to a tax sharing agreement with the Parent, UATC and each of its 80% or more owned consolidated subsidiaries are allocated a portion of the Parent's current federal income tax expense (benefit).  Such allocations are determined as if UATC and each of its 80% or more owned consolidated subsidiaries were separate tax paying entities within the consolidated group. For the four weeks ended March 29, 2001, the nine weeks ended March 1, 2001 and the thirteen weeks ended March 30, 2000, UATC and each of its 80% or more owned consolidated subsidiaries were allocated no current federal income tax expense (benefit) pursuant to such tax sharing agreement as a result of the group's overall net loss position.

Consolidated subsidiaries in which UATC owns less than 80% file separate federal income tax returns. The current and deferred federal and state income taxes of such subsidiaries are calculated on a separate return basis and are included in the accompanying condensed consolidated financial statements of UATC.

At December 28, 2000, the Parent had a net operating loss carryforward for federal income tax purposes of approximately $287.7 million.  The net operating loss will be reduced due to the extinguishment of debt in conjunction with the bankruptcy.  Additionally, any available net operating loss will be limited due to the change in ownership of the Parent.

The Parent's federal income tax returns for 1998 and 1999 have not been audited.  An audit by the IRS of these years could reduce the amount of NOL carryforward and/or change the basis of the assets, thereby reducing future deductible amounts.  UATC believes any future audit adjustments would not have a material adverse effect on its or the Parent's financial condition or results of operation.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(6)       Segment Information

UATC's operations are classified into three business segments: Theatre Operations, In-Theatre Advertising and the Satellite Theatre Network™ ("STN").  STN rents theatre auditoriums for seminars, corporate training, business meetings and other educational or communication uses, product and consumer research and other entertainment uses.  Theatre auditoriums are rented individually or on a networked basis.  In-Theatre Advertising sells various advertising within its theatres and on UATC's web page.

The following table presents certain information relating to the Theatre Operations, In-Theatre Advertising and STN segments for the four weeks ended March 29, 2001, the nine weeks ended March 1, 2001 and the thirteen weeks ended March 30, 2000, (amounts in millions):
	Theatre	In-Theatre
	Operations	Advertising	STN	Total

As of and for the four weeks ended March 29, 2001
Revenue	$ 28.9	0.4	0.1	29.4
Operating income (loss)	(4.3)	0.4	-	(3.9)
Depreciation and amortization	3.5	-	-	3.5
Assets	395.0	0.3	0.9	396.2
Capital expenditures	0.4	-	-	0.4

As of and for the nine weeks ended March 1, 2001
Revenue	$ 96.9	1.2	1.0	99.1
Operating income (loss)	8.8	1.2	0.3	10.3
Depreciation and amortization	6.4	-	-	6.4
Assets	431.8	1.2	5.4	438.4
Capital expenditures	0.1	-	-	0.1

As of and for the thirteen weeks ended March 30, 2000
Revenue	$122.5	2.0	0.9	125.4
Operating income (loss)	(7.9)	1.7	0.3	(5.9)
Depreciation and amortization	11.0	0.1	-	11.1
Assets	522.1	1.5	3.9	527.5
Capital expenditures	10.6	-	-	10.6

(7)       Commitments and Contingencies

UATC is involved in various pending and threatened legal proceedings involving allegations concerning contract breaches, torts, employment matters, environmental issues, anti-trust violations, local tax disputes, and miscellaneous other matters.  In addition, there are various claims against UATC relating to certain of the leases held by UATC.  Although it is not possible to predict the outcome of these proceedings, management believes that UATC has good and meritorious defenses to all such actions and claims and the result of any such actions are not likely to have a material adverse effect on UATC's financial position, liquidity and results of operations.  All claims arising against UATC prior to the Petition Date will be paid, settled or otherwise disposed of pursuant to the Plan of Reorganization.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(7)       Commitments and Contingencies, continued

UATC and UAR are parties to several sale and leaseback transactions whereby the land and buildings underlying 39 theatres were sold to and leased back from unaffiliated third parties with primary lease terms averaging 21 years, and generally two 5 year renewal options.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

On September 5, 2000 (the "Petition Date") United Artists Theatre Circuit, Inc. (as it existed before March 2, 2001, the "Predecessor Company") and certain of its subsidiaries, as well as its parent company, United Artists Theatre Company (the "Parent") and certain of the Parent's subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Chapter 11 Cases"), as well as a joint plan of reorganization.  On January 22, 2001 the joint plan of reorganization, as it had been amended from time to time, (the "Plan"), was approved by the Court, and the Debtors declared the plan to be effective on March 2, 2001 (the "Effective Date).  In conjunction with the reorganization, the Parent's bank credit facility as it existed before the Petition Date (the "Pre-Petition Credit Facility") was restructured into a Term Facility of approximately $252.1 million, and an additional $35.0 million Revolver was secured.

On March 2, 2001, United Artists Theatre Circuit, Inc. (as it exists on and after March 2, 2001, the "Reorganized Company", "UATC" or the "Company") adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The Company's post-reorganization balance sheet and the statement of operations, which reflect the application of fresh-start reporting, have not been prepared on a consistent basis with the pre-reorganization financial statements and are not comparable in all respects to the financial statements prior to the reorganization.  For accounting purposes, the inception date of the Reorganized Company is deemed to be March 2, 2001 .

Due to the occurrence of the Effective Date on March 2, 2001 and the application of fresh-start reporting, UATC's 2001 statements of operations include information reflecting the four weeks ended March 29, 2001, the nine weeks ended March 1, 2001 and the thirteen weeks ended March 30, 2000.  Operating results and financial position for periods subsequent to March 1, 2001 are herein referred to as "Reorganized Company" and for all periods ending on or prior to March 1, 2001 as "Predecessor Company".

In order to provide a meaningful basis of comparing the quarters ended March 29, 2001 and March 30, 2000 for purposes of the following tables and discussion, the operating results of the Reorganized Company for the four weeks ended March 29, 2001 have been combined with the operating results of Predecessor Company for the nine weeks ended March 1, 2001 (collectively referred to as "Combined Company") and are compared to the thirteen weeks ended March 30, 2000.  Depreciation, amortization and certain other line items included in the operating results of Combined Company are not comparable between periods as the nine weeks ended March 1, 2001 and the thirteen weeks ended March 30, 2000 of Predecessor Company do not include the effects of fresh-start reporting adjustments.  The combining of reorganized and predecessor periods is not acceptable under accounting principles generally accepted in the United States.

The following discussion and analysis of Combined Company's financial condition and results of operations should be read in conjunction with UATC's Condensed Consolidated Financial Statements and related notes thereto.

UATC operates three business segments:  Theatre Operations, In-Theatre Advertising and Satellite Theatre Network ™ .  A discussion of the results of operations for each of UATC's three segments follows:

Theatre Operations Segment

Thirteen Weeks Ended March 29, 2001 and March 30, 2000

The following table summarizes certain operating data of Combined and Predecessor Company's Theatre Operations segment for the thirteen weeks ended March 29, 2001 and March 30, 2000 (dollars in millions, except weighted averages and ratios):

	Combined Company	Predecessor Company
	Thirteen Weeks Ended	Thirteen Weeks Ended	% Increase
	March 29, 2001	March 30, 2000	(Decrease)
Revenue (1):
Admissions	$89.2	85.3	4.6%
Concession sales	35.1	35.1	-
Other	1.5	2.1	(28.6)
Operating expenses (1):
Film rental and advertising expenses	46.4	45.1	2.9
Concession costs	4.1	4.2	(2.4)
Occupancy expense	18.5	21.9	(15.5)
Other operating expenses:
Personnel expense	19.2	21.4	(10.3)
Miscellaneous operating expenses	17.4	19.8	(12.1)

Weighted average operating theatres (2)	212	272	(22.1)
Weighted average operating screens (2)	1,595	1,949	(18.2)
Weighted average screens per average theatre	7.5	7.2	4.2
Admissions per weighted average
operating theatre	$420,919	313,603	34.2
Admissions per weighted average
operating screen	$55,947	43,766	27.8
Concession sales per weighted average
operating theatre	$165,373	129,044	28.2

     (1)  Includes revenue and expenses of all theatres operated by UATC that are more than 50% owned.

     (2)  Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.

Revenue from Operating Theatres

Admissions:  The following table summarizes certain statistics pertinent to an analysis of admissions revenue:

Thirteen Weeks Ended
March 29, 2001 Compared to
Thirteen Weeks Ended
March 30, 2000
Percentages change in:
Admissions	4.6%
Caused by:
Attendance declines	(0.3)
Price increases	4.9

Weighted average theatres	(22.1)
Weighted average screens	(18.2)

Admissions revenue per:
Weighted average theatre	34.2
Weighted average screen	27.8

The increase in admissions revenue during the thirteen weeks ended March 29, 2001 as compared to the thirteen weeks ended March 30, 2000 set forth above is the result of a stronger film release schedule during the holiday season, which carried over into the first quarter of 2001, along with the successful films released early in the first quarter of 2001.  Also, increases in average ticket prices due to a more adult oriented film mix in the 2001 period contributed to the increase in admissions compared to 2000 results.  The attendance declines were caused by (1) decreases in weighted average operating theatres and screens as shown above, and (2) a continuing adverse impact on attendance at certain of UATC's older theatres due to the opening of new stadium seating theatres by UATC's competitors in certain markets.  The decrease in weighted average operating theatres and screens are the result of sales and lease rejections and closures of under-performing theatres as part of UATC's reorganization through the Chapter 11 Cases.  The increase in industry admissions and the closure of under-performing theatres during 2000 resulted in an increase in admissions revenue per weighted average theatre and screen during the thirteen weeks ended March 29, 2001 as compared to the thirteen weeks ended March 30, 2000.

Concession sales:  Concession sales revenue and average concession sales per patron during the thirteen weeks ended March 29, 2001 were consistent with the thirteen weeks ended March 30, 2000, as a result of the strong film releases discussed above, partially offset by the decreased attendance resulting from the closure of under-performing theatres during 2000.  Concession sales per weighted average operating theatre increased 28.2% during the thirteen weeks ended March 29, 2001 as compared to the thirteen weeks ended March 30, 2000.  The increase in concession sales per operating theatre relates primarily to continued emphasis on sales staff training, and the opening of new theatres with more efficient concession operations and the closure or sale of older, smaller theatres with less efficient concession operations.  The growth of concession sales per patron were adversely affected by the more adult oriented nature of the films during the thirteen weeks ended March 29, 2001 versus the 2000 period.

Other:  Other theatre operations segment revenue is derived primarily from electronic video games located in theatre lobbies, theatre screening and commercial rentals, and other miscellaneous sources.  Due primarily to the reduction in theatres, other revenue decreased 28.6% for the thirteen weeks ended March 29, 2001 as compared to the thirteen weeks ended March 30, 2000.

Operating Expenses from Operating Theatres

Film rental and advertising expenses:  Film rental and advertising expenses increased 2.9% during the thirteen weeks ended March 29, 2001 as compared to the thirteen weeks ended March 30, 2000, primarily as a result of the increase in admissions revenue discussed above.  Film rental and advertising expenses as a percentage of admissions revenue were 52.0% and 52.9% for the thirteen weeks ended March 29, 2001 and March 30, 2000, respectively.  The decrease in film rental and advertising expenses as a percentage of admissions revenue related primarily to the longer run of several holiday films which played during the thirteen weeks ended March 29, 2001 and a reduction in the size and number of directory advertisements in some major markets.  Typically, film rental as a percentage of admissions revenue decreases the longer the run of the film.

Concession costs:  Concession costs include direct concession product costs and concession promotional expenses.  Concession costs as a percentage of concession sales revenue decreased to 11.7% for the thirteen weeks ended March 29, 2001 from 12.0% for the thirteen weeks ended March 30, 2000, due to purchasing cost reductions and rebates from certain concession vendors, as well as reduced concession promotional costs.

Occupancy expense:  The typical theatre lease arrangement provides for a base rental as well as contingent rentals that are a function of the underlying theatre's revenue over an agreed upon breakpoint.  Occupancy expense decreased 15.5% during the thirteen weeks ended March 29, 2001 as compared to the thirteen weeks ended March 30, 2000.  This decrease is related to the sale or closure of under-performing theatres and a portion of the positive impact from certain completed lease renegotiations, partially offset by higher base rentals on one newly opened theatre.  In addition, occupancy expense for the thirteen weeks ended March 29, 2001 and March 30, 2000 includes $0.9 million and $1.2 million, respectively, of non-cash charges relating to the effect of escalating leases which have been "straight-lined" for accounting purposes over the term of the leases.

Personnel expense:  Personnel expense includes the salary and wages of the theatre manager and all theatre staff, commissions on concession sales, payroll taxes and employee benefits.  Personnel expense decreased 10.3% during the thirteen weeks ended March 29, 2001 as compared to the thirteen weeks ended March 30, 2000.  This decrease in personnel expense was primarily due to a reduction in the number of operating theatres during the year, partially offset by a 3.1% increase in the average hourly wage during 2001 as compared to 2000.  The increase in average hourly wage related primarily to wage competition among retailers and the low unemployment rate.  Despite the increase in the average hourly wage, personnel expense as a percentage of admissions and concessions revenue decreased to 15.4% for the thirteen weeks ended March 29, 2001 from 17.7% for the thirteen weeks ended March 30, 2000, as a result of the closure of under-performing theatres.

Miscellaneous operating expenses:  Miscellaneous operating expenses consist of utilities, repairs and maintenance, insurance, real estate and other taxes, supplies and other miscellaneous operating expenses.  Miscellaneous operating expenses decreased 12.1% during the thirteen weeks ended March 29, 2001 as compared to the thirteen weeks ended March 30, 2000, primarily as a result of the sale or closure of under-performing theatres and the related decline in certain of these costs.

In-Theatre Advertising Segment

Thirteen Weeks Ended March 29, 2001 and March 30, 2000

The following table summarizes operating revenue and expenses of Combined and Predecessor Company's In-Theatre Advertising segment for the thirteen weeks ended March 29, 2001 and March 30, 2000 (dollars in millions):

	Combined Company	Predecessor Company
	Thirteen Weeks Ended	Thirteen Weeks Ended	% Increase
	March 29, 2001	March 30, 2000	(Decrease)

Revenue	$1.7	2.0	(15.0)%
Operating expenses -
Miscellaneous operating expenses	0.1	0.1	-

Advertising revenue:  Advertising revenue includes rolling stock commercials, intermission slides, intermission music, lobby monitor advertising and entertainment, coupon distribution and customer sampling.  Revenues are primarily contingent upon the success of the sales efforts, as well as upon the location of theatres and attendance at the theatres.  In-Theatre Advertising revenue decreased 15.0% during the thirteen weeks ended March 29, 2001 as compared to the thirteen weeks ended March 30, 2000.  This decrease was primarily due to the general down-turn in the advertising market, relating to a soft economy and the decline in dot.com and technology markets, and the reduction in weighted average screens.

Advertising expenses:  Expenses associated with In-Theatre Advertising include supplies, professional services, freight, projection repair and other miscellaneous expenses.  These expenses remained constant during the thirteen weeks ended March 29, 2001 as compared with the thirteen weeks ended March 30, 2000.

Satellite Theatre Network™ Segment

Thirteen Weeks Ended March 29, 2001 and March 30, 2000

The following table summarizes operating revenue and expenses of Combined and Predecessor Company's Satellite Theatre Network™ segment for the thirteen weeks ended March 29, 2001 and March 30, 2000 (dollars in millions):

	Combined Company	Predecessor Company
	Thirteen Weeks Ended	Thirteen Weeks Ended	% Increase
	March 29, 2001	March 30, 2000	(Decrease)

Revenue	$1.1	0.9	22.2%
Operating expenses -
Miscellaneous operating expenses	0.8	0.6	33.3

STN revenue:  The Satellite Theatre Network™ ("STN") rents theatre auditoriums for seminars, corporate training, business meetings, educational or communication uses, product and customer research and other entertainment uses.  Theatre auditoriums are rented individually or on a networked basis.  Revenues increased 22.2% during the thirteen weeks ended March 29, 2001 as compared to the thirteen weeks ended March 30, 2000.  This increase in revenue was due to an increase in Satellite Seminar events during the thirteen weeks ended March 29, 2001 as compared to the thirteen weeks ended March 30, 2000 as well as the positive impact from the recent restaffing within the STN sales force.

STN expenses:  Expenses associated with the STN increased 33.3% for the thirteen weeks ended March 29, 2001 as compared to the thirteen weeks ended March 30, 2000, due primarily to the increase in revenues discussed above.

The revenue and operating expenses discussed above are incurred exclusively within the theatres.  The other expense discussions below reflect the combined expenses of corporate, divisional and district operations which relate to the three business segments discussed above.

General and Administrative Expense

General and administrative expense consists primarily of costs associated with functions at UATC corporate headquarters and two film booking and regional operating offices and 9 district theatre operation offices (generally located in theatres).  Staff at the corporate headquarters include theatre administrative and operating personnel, In-Theatre Advertising and Satellite Theatre Network™ sales and marketing staff, and other support functions.  General and administrative expenses decreased $0.6 million, or 11.0%, for the thirteen weeks ended March 29, 2001 as compared to the thirteen weeks ended March 30, 2000.  This decrease was primarily the result of the elimination of four district offices, a reduction in the number of corporate personnel, lower travel and entertainment expenses, and a decrease in utility and other miscellaneous corporate expenses.

Depreciation and Amortization

Depreciation and amortization expense includes the depreciation of theatre buildings and equipment and the amortization of theatre lease costs.  Depreciation and amortization decreased $1.2 million during the thirteen weeks ended March 29, 2001 as compared to the thirteen weeks ended March 30, 2000.  This decrease is primarily due to the closures of under-performing theatres during 2000 partially offset by the effect of the revaluation of assets resulting from the application of fresh-start accounting.

Operating Income (Loss)

During the thirteen weeks ended March 29, 2001 UATC had operating income of $6.4 million compared to an operating loss of $5.9 million for the thirteen weeks ended March 30, 2000.  This positive change in operating income relates primarily to a favorable film release schedule and higher operating margins resulting from the closure of under-performing operating theatres.

Interest, Net

Interest, net decreased $2.6 million for the thirteen weeks ended March 29, 2001 as compared to the thirteen weeks ended March 30, 2000 due primarily to a lower average debt balance resulting from the reorganization through the Chapter 11 Cases, along with lower market interest rates during the first quarter of 2001 as compared to 2000.

Net Loss

As set forth in the following reconciliation, exclusive of reorganization items and the extraordinary item resulting from extinguishment of debt, during the thirteen weeks ended March 29, 2001 net income increased to $1.1 million, versus the $10.4 million loss during the thirteen weeks ended March 30, 2000.  This increase relates primarily to increased operating income and decreases in depreciation and interest expense.

	Combined Company	Predecessor Company
	Thirteen weeks ended	Thirteen weeks ended
	March 29, 2001	March 30, 2000
Net income (loss)	$ 222.0	(10.4)
Less:
Extraordinary item	187.6	-
Reorganization items	33.3	-
Adjusted net income (loss)	1.1	(10.4)

Liquidity and Capital Resources

For the thirteen weeks ended March 29, 2001 $4.6 million from asset sale proceeds, $40.0 million in debt borrowings and $11.4 million of beginning cash balances were utilized to fund operating activities of $9.7 million, capital expenditures of $0.5 million, interest payments of $8.0 million, reorganization costs of $7.0 million, repayment of debt including borrowings under the debtor-in-possession facility and reductions in cash overdrafts totaling $29.0 million, and other items totaling $2.2 million.

Substantially all of UATC's admissions and concession sales revenue is collected in cash.  UATC benefits from the fact that film expenses (except for films that require advances) are usually paid 15 to 45 days after the admissions revenue is collected.

The Plan resulted in the reduction of Pre-Petition Senior and Subordinated debt of the Parent from approximately $714.7 million to approximately $252.1 million under the Restructured Term Credit Facility.  The Restructured Term Credit Facility is subject to various covenants and limitations, including limitations on capital expenditures and on additional indebtedness, as well as various financial covenants.  Upon the Plan being declared effective, a $25.0 million debtor-in-possession credit facility which had been obtained on September 5, 2000 was repaid in full through an initial draw of $12.5 million on the Revolving Credit Facility.  This Revolving Credit Facility, which matures in August 2004, allows for issuance of letters of credit up to $10.0 million, and includes substantially the same covenants and limitations as the Restructured Term Credit Facility.  As of April 25, 2001 there was $20.5 million in availability under this facility.

At March 29, 2001, UATC had initiated the renovation of a 10 screen theatre with stadium seating in the Philadelphia market and the addition of five screens and renovation of the existing nine screens of another existing theatre in the New York City market.  These redevelopment activities are expected to cost approximately $10.9 million, with $6.0 million of this amount on one project to be funded by the landlord.  Predevelopment work, including construction plans, are being completed related to several other existing strategically important theatres that UATC intends to renovate with stadium seating and/or expand.  Because UATC's future capital spending plans relate primarily to the renovation and/or expansion of existing key locations, the timing of such commitments and expenditures is flexible.  Therefore, they can be matched to net cash provided by operating activities and asset sales.  This strategy to renovate existing locations with state of the art amenities such as stadium seating is intended to allow UATC to defend and expand its current market position by capitalizing on the value of its existing locations and buildings and thus limiting the amount of capital invested per screen.  UATC believes this strategy provides for a better investment return and more favorable risk/return profile.

Other

Revenues are generally seasonal, coinciding with the timing of releases of motion pictures by the major studios. Generally, the most successful motion pictures have been released during the summer from Memorial Day to Labor Day and the holiday season from Thanksgiving through year-end. The unexpected emergence of a hit film during other periods can alter this traditional trend. The timing of such film releases can have a significant effect on the results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or for the same period in the following year.

Historically, the principal impact of inflation and changing prices has been with respect to the construction of new theatres, the purchase of theatre equipment and the utility and labor costs incurred in connection with continuing theatre operations. Film rental fees, which are the largest operating expense, are customarily paid as a percentage of admissions revenue and hence while the film rental fees may increase on an absolute basis the percentages are not directly affected by inflation. Inflation and changing prices have not had a significant impact on total revenues and results of operations.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

UATC is subject to market risk associated with changes in interest rates on its debt obligations.  As of March 29, 2001, the Company had $256.1 million of long term debt of which $249.6 million was floating rate debt.  The average interest rate at March 29, 2001 was 9.4%.  A change of 1% to the interest rate at March 29, 2001 would result in a change of approximately $2.5 million in the annual interest expense of UATC.  UATC manages its interest rate risk through a combination of fixed and floating rate debt obligations and by selectively entering into interest rate cap and interest rate collar agreements.  As of March 29, 2001 UATC has no interest rate cap and collar agreements.

Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K

  Exhibits

The following exhibits are filed herewith or incorporated by reference herein (according to the number assigned to them in Item 601 of Regulations S-K) as noted:

2.0

Second Amended Disclosure Statement for First Amended Plan of Reorganization of United Artists Theatre Company, United Artists Realty Company, United Artists Properties I Corp., United Artists Properties II Corp., United Artists Theatre Circuit, Inc. and its filing subsidiaries under Chapter 11 of the United States Bankruptcy Code (incorporated herein by reference from UATC's Form 8-K dated February 9, 2001).

3.1	Restated Articles of Incorporation of United Artists Theatre Company (The Parent Company of United Artists Theatre Circuit, Inc.)

3.2	By-Laws of United Artists Theatre Company (The Parent Company of United Artists Theatre Circuit, Inc.)

3.3	Certificate of Correction of Articles of Amendment of United Artists Theatre Circuit, Inc.

3.4	Articles of Amendment of United Artists Theatre Circuit, Inc.

3.5	By-laws of United Artists Theatre Circuit, Inc. (incorporated herein by reference from UATC's Form S-1 dated October 5, 1992).

10.1

Restructured Term Credit Agreement, dated as of February 2, 2001, among United Artists Theatre Company, United Artists Theatre Circuit, Inc., United Artists Realty Company, United Artists Properties I Corp., United Artists Properties II Corp., Bank of America, N.A., as Administrative Agent and Collateral Agent and the lenders party hereto.

10.2	First Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001.

10.3

Revolving Credit Agreement, dated as of February 2, 2001, among United Artists Theatre Company, United Artists Theatre Circuit, Inc., United Artists Realty Company, United Artists Properties I Corp., United Artists Properties II Corp., and Bankers Trust Company, as Administrative Agent and the lenders party hereto.

10.4	United Artists Theatre Company Stockholder's Agreement and Stock Incentive Plan

10.5	United Artists Theatre Company Form of Warrant to Purchase Common Stock

10.6	Certificate of Designations of Series A Convertible Preferred Stock of United Artists Theatre Company

21.1	Subsidiaries of United Artists Theatre Circuit, Inc.

(b) Reports on Form 8-K

During the quarter ended March 29, 2001, United Artists filed two current reports Form 8-K, dated February 9, 2001 and March 6, 2001.  The February 9, 2001 report disclosed in Item 1 a change in control of the Registrant and in Item 3 the Plan of Reorganization of United Artists and certain subsidiaries under Chapter 11 of the Federal Bankruptcy Code for the District of Delaware.  The March 6, 2001 report disclosed in Item 4 the change in the Registrant's certifying accountants and in Item 5 the Registrant's consummation of their Plan of Reorganization in their bankruptcy reorganization process.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED ARTISTS THEATRE CIRCUIT, INC.
(Registrant)

/S/ Kurt C. Hall
	BY:	Kurt C. Hall
President and Chief Executive Officer

/S/ David J. Giesler
	BY:	David J. Giesler
Chief Financial Officer

Date: May 14, 2000