Form 10-Q
period 2001-06-28
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2001-08-10
CIK 889570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

F O R M 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2001

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

The number of shares outstanding of $1.00 par value common stock at June 28, 2001 was 100 shares.

UNITED ARTISTS THEATRE CIRCUIT, INC.

Quarterly Report on Form 10-Q

June 28, 2001

(Financial Statements Unaudited)

TABLE OF CONTENTS

PART I	Financial Information	Page Number

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Operations	5
	Consolidated Statement of Stockholder's Equity (Deficit)	6
	Condensed Consolidated Statements of Cash Flows	7
	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	24

PART II	Other Information

Item 6.	Exhibits and Reports on Form 8-K	25

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
  the sensitivity of UATC to adverse trends in the general economy, particularly as they might affect concession and advertising revenues;
  the high degree of competition in UATC's industry; and
  the volatility of UATC's quarterly results due to the seasonality of film release schedules.

The foregoing cautionary statement expressly qualifies all written or oral forward-looking statements attributable to UATC.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Millions) (Unaudited)

	Reorganized	Predecessor
	Company	Company
Assets	June 28, 2001	December 28, 2000
Current assets:
Cash and cash equivalents	$ 7.4	11.4
Receivables, net
Notes	1.1	1.5
Other	5.5	6.7
	6.6	8.2

Prepaid expenses and concession inventory	10.5	12.6
Other assets	1.2	1.5
Total current assets	25.7	33.7

Investments and related receivables	3.0	3.0

Property and equipment, at cost:
Land	10.3	12.6
Theatre buildings, equipment and other	221.1	503.3
	231.4	515.9
Less accumulated depreciation and amortization	(9.5)	(212.1)
	221.9	303.8

Intangible assets, net	132.5	39.3
Other assets, net	2.2	67.3
	$ 385.3	447.1
Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable
Film rentals	$ 19.3	15.7
Other	34.4	37.8
	53.7	53.5
Accrued and other liabilities
Salaries and wages	4.2	5.3
Interest	1.6	2.9
Other	22.8	15.9
	28.6	24.1
Current portion of long-term debt (note 3)	2.9	1.9
Total current liabilities	85.2	79.5

Other liabilities	8.2	30.7
Debt (note 3)	258.1	4.2
Total liabilities not subject to compromise	351.5	114.4

Liabilities subject to compromise (note 1)	-	517.3

Total liabilities	351.5	631.7

Minority interests in equity of consolidated subsidiaries	4.9	4.9

Stockholder's equity (deficit):
Preferred stock (authorized shares 5,000,000, no shares are issued and outstanding)	-	-
Common stock (authorized shares 1,000, issued and outstanding 100 shares)	-	-
Additional paid-in capital	97.9	289.9
Accumulated deficit	(7.6)	(478.3)
Related party receivables (note 4)	(61.4)	(1.1)
Total stockholder's equity (deficit)	28.9	(189.5)
	$ 385.3	447.1

Commitments and contingencies - (note 7)

See accompanying notes to condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in Millions)

(Unaudited)

	Reorganized		Predecessor
	Company		Company
	Thirteen Weeks Ended	Seventeen Weeks Ended	Nine Weeks Ended	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	June 28, 2001	June 28, 2001	March 1, 2001	June 29, 2000	June 29, 2000

Revenue:
Admissions	$ 87.0	107.1	69.1	93.6	178.9
Concession sales	36.3	44.5	26.9	39.2	74.3
Other	5.2	6.2	3.1	5.6	10.6
	128.5	157.8	99.1	138.4	263.8

Costs and expenses:
Film rental and advertising expenses	47.1	57.4	36.2	51.9	97.0
Direct concession costs	4.1	5.0	3.1	5.0	9.2
Occupancy expense (note 7)	18.4	24.3	12.5	20.9	42.7
Other operating expenses	37.8	48.8	26.2	41.4	83.3
Affiliate lease rentals (note 4)	0.1	0.2	0.1	0.2	0.3
General and administrative	4.7	6.3	3.2	5.4	10.7
Depreciation and amortization	10.0	13.6	6.4	11.0	22.1
Asset impairments, lease exit and restructure costs	0.2	0.2	1.1	24.0	25.8
Gain on disposition of assets	(0.1)	(0.2)	(4.6)	(2.4)	(8.0)
	122.3	155.6	84.2	157.4	283.1

Operating income (loss)	6.2	2.2	14.9	(19.0)	(19.3)

Other income (expense):
Interest, net (note 3)	(5.9)	(8.0)	(5.9)	(10.6)	(21.2)
Minority interests in earnings of consolidated subsidiaries	(0.1)	(0.1)	(1.0)	0.1	(0.4)
Other, net	(1.0)	(1.7)	(0.1)	(0.2)	0.7
	(7.0)	(9.8)	(7.0)	(10.7)	(20.9)

Income (loss) before reorganization items, income
taxes, and extraordinary item	(0.8)	(7.6)	7.9	(29.7)	(40.2)

Reorganization items (note 1)	-	-	33.3	-	-

Income (loss) before income taxes and extraordinary item	(0.8)	(7.6)	41.2	(29.7)	(40.2)

Income tax expense (note 5)	-	-	-	(0.6)	(0.5)

Income (loss) before extraordinary item	(0.8)	(7.6)	41.2	(30.3)	(40.7)

Extraordinary item, net of income taxes (note 1)	-	-	187.6	-	-

Net income (loss)	$ (0.8)	(7.6)	228.8	(30.3)	(40.7)

See accompanying notes to condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Consolidated Statement of Stockholder's Equity (Deficit)

(Amounts in Millions)

(Unaudited)

			Additional			Total
	Preferred	Common	paid-in	Accumulated	Related party	stockholder's
	stock	Stock	capital	deficit	receivables	equity (deficit)

Balance at December 28, 2000	$ -	-	289.9	(478.3)	(1.1)	(189.5)
Net income	-	-	-	228.8	-	228.8
Adjustment to Predecessor equity accounts
in connection with fresh-start reporting	-	-	(289.9)	249.5	(61.6)	(102.0)
Issuance of new equity in reorganized company	$ -	-	97.9	-	-	97.9
Balance at March 2, 2001	-	-	97.9	-	(62.7)	35.2
Net loss	-	-	-	(7.6)	-	(7.6)
Change in related party receivables	$ -	-	-	-	1.3	1.3
Balance at June 28, 2001	$ -	-	97.9	(7.6)	(61.4)	28.9

See accompanying notes to condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in Millions)

(Unaudited)

	Reorganized	Predecessor
	Company	Company
	Seventeen Weeks Ended	Nine Weeks Ended	Twenty-Six Weeks Ended
	June 28, 2001	March 1, 2001	June 29, 2000

Net income (loss)	$ (7.6)	228.8	(40.7)
Effect of leases with escalating minimum annual rentals	1.4	0.6	2.4
Depreciation and amortization	13.6	6.4	22.1
Provision for impairment and lease exit costs	0.2	1.1	22.9
Reorganization items	-	(33.3)	-
Gain on disposition of assets	(0.2)	(4.6)	(8.0)
Minority interests in earnings of consolidated subsidiaries	0.1	1.1	0.4
Extraordinary gain on extinguishment of debt	-	(187.6)	-
Change in assets and liabilities:
Receivables	(1.2)	2.2	(0.2)
Prepaid expenses and concession inventory	5.9	(3.8)	1.3
Other assets	(0.4)	(0.1)	0.1
Accounts payable	2.9	(10.6)	4.0
Accrued and other liabilities	(3.6)	(2.4)	10.2
Net cash provided by (used in) operating activities	11.1	(2.2)	14.5

Cash flow from investing activities:
Capital expenditures	(3.1)	(0.1)	(15.1)
Proceeds from disposition of assets, net	0.1	4.5	8.6
Early lease termination payments	-	-	(0.5)
Other, net	0.3	(1.2)	-
Net cash provided by (used in) investing activities	(2.7)	3.2	(7.0)

Cash flow from financing activities:
Dividend to Parent	-	-	(1.3)
Debt borrowings	32.5	22.5	-
Debt repayments	(36.6)	(16.8)	(1.5)
Decrease in cash overdraft	(4.3)	(3.1)	(10.1)
Decrease (increase) in related party receivables	1.3	(1.0)	1.4
Other, net	(0.9)	-	(0.4)
Net cash provided by (used in) financing activities	(8.0)	1.6	(11.9)

Net cash used in reorganization items	-	(7.0)	-

Net increase (decrease) in cash and cash equivalents	0.4	(4.4)	(4.4)

Cash and cash equivalents:
Beginning of period	7.0	11.4	16.0
End of period	$ 7.4	7.0	11.6

Supplemental cash flow information:

Cash paid for interest	$ 6.3	7.9	12.1

Cash paid for income taxes	$ -	-	-

See accompanying notes to condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 28, 2001

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

On March 2, 2001, United Artists Theatre Circuit, Inc. (as it exists on and after March 2, 2001, the "Reorganized Company", "UATC" or the "Company") adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7").  The Company's post-reorganization balance sheet and the statement of operations, which reflect the application of fresh-start reporting, have not been prepared on a consistent basis with the Predecessor Company's financial statements and are not comparable in all respects to the financial statements prior to the reorganization.  For accounting purposes, the inception date of the Reorganized Company was deemed to be March 2, 2001.

Under fresh start reporting, the reorganization value of the Parent, which represents the fair value of all of the Parent's assets (net of liabilities), was determined through negotiations between the Parent's management and its pre-petition creditors and such reorganization value is allocated to the Parent's assets based on their relative fair values.  Liabilities, other than deferred income taxes, are also stated at their fair values.  Deferred taxes are determined in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 109.  Application of SOP 90-7 creates a new reporting entity having no retained earnings or accumulated deficit.  The estimated reorganization value of the Parent as of March 2, 2001 was approximately $380 million, of which approximately $320 million was attributable to the Reorganized Company.

As a consequence of the Plan on March 2, 2001, the reorganized Parent's capital structure consisted of approximately $252.1 million of debt under the Restructured Bank Credit Facility, $57.0 million of preferred stock and $39.1 million in common equity.  The Anschutz Corporation ("TAC"), affiliates of which were pre-petition senior lenders, converted 100% of its senior debt into a combination of convertible preferred stock, common stock and warrants ($10.00 exercise price) to purchase common stock of the Parent.  In aggregate, the securities received by TAC represent approximately 54% of the fully diluted common equity of the Parent.  Other senior lenders under the Pre-Petition Credit Facility received common stock in the Parent representing approximately 29% of the fully diluted common stock and subordinated lenders received common stock warrants with an exercise price of $10.00 per share representing approximately 7% of the fully diluted common stock, with the remaining fully diluted common stock (10%) reserved for management stock options.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(1)       Chapter 11 Reorganization and General Information, continued

The filing of the Chapter 11 Cases by the Debtors (i) automatically stayed actions by creditors and other parties in interest to recover any claim that arose prior to the commencement of the Chapter 11 Cases, and (ii) served to accelerate, for purposes of allowance, all pre-bankruptcy filing liabilities of the Predecessor Company, whether or not those liabilities were liquidated or contingent on the Petition Date.  In accordance with SOP 90-7 the following table sets forth the liabilities of the Predecessor Company subject to compromise prior to the effective date (amounts in millions):

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

A settlement agreement was reached with the committee representing the unsecured creditors in the Chapter 11 Cases.  As a result of this agreement and its approval through confirmation of the Plan, a pool of $5.0 million in cash and up to $5.0 million in payment-in-kind notes will be available for distribution on a pro rata basis to the Predecessor Company's unsecured creditors.  The payment-in-kind notes earn "in-kind" interest at 8% with one third payable during March 2005, one third payable during March 2006 and the remaining one third payable during March 2007.

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

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(1)       Chapter 11 Reorganization and General Information, continued

In addition to owning all of the outstanding capital stock of UATC, the Parent also owns all of the outstanding capital stock of United Artists Realty Company ("UAR").  UAR and its subsidiary United Artists Properties I Corp. ("Prop I") are the owners of certain operating theatre properties leased to and operated by UATC.

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

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(2)       Fresh-Start Reporting, continued

  To record the debt discharge and the issuance of new debt under the Restructured Term Credit Facility of $252.1 million.  Also record the settlement with the Predecessor Company's creditors up to $10.0 million of which may be available for distribution on a pro rata basis to the Predecessor Company's unsecured creditors.
  To record the elimination of the Predecessor Company's old equity and related accounts.
  To record the adjustments that reflect the assets and liabilities at their fair values and to adjust the accumulated deficit to zero.

The implementation of the Plan also resulted in, among other things, the satisfaction or disposition of various types of claims against the Predecessor Company, the assumption and rejection of certain leases and agreements, and the establishment of a new board of directors following the Effective Date, along with the assumption of existing employment agreements with certain members of management.

(3)       Debt

As a result of the Plan being declared effective on March 2, 2001, substantially all of the debt existing prior to that date was replaced by the Restructured Term Credit Facility and a new $35.0 million Revolving Credit Facility.

Debt is summarized as follows (amounts in millions):

	June 28, 2001	December 28, 2000

Restructured Term Credit Facility (a)	252.1	-
Revolving Credit Facility (b)	2.5	-
Other	6.4	7.8
Pre-Petition Credit Facility	-	439.7
Debtor in Possession Facility	-	-
	261.0	447.5

Less current portion	(2.9)	(1.9)
Less amounts subject to compromise	-	(441.4)
Long term debt	258.1	4.2

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(3)       Debt, continued

(a)

The Restructured Term Credit Facility (the "Term Facility") represents a 72.5% reinstatement of the amounts owed to all lenders, other than TAC and its affiliates, under the Pre-Petition Credit Facility.  Borrowers under the Term Facility include UATC, its Parent, and certain of the Parent's subsidiaries.  The Term Facility provides for interest to be accrued at varying rates, with interest payable monthly.  The interest rate at June 28, 2001 was 8.1%.  Principal payments under the Term Facility are $0.6 million quarterly from June 30, 2001 through December 31, 2003 and $6.3 million payable each quarter during 2004, with the remaining principal balance due on February 2, 2005.  Additional principal repayments may also be required as a result of asset sales or the issuance of certain debt or equity securities.

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

(b)

The $35.0 million Revolving Credit Facility (the "Revolver") is a $35.0 million revolving credit facility (with a sublimit of $10.0 million related to the issuance of letters of credit, of which there were $0.8 million outstanding at June 28, 2001) repayable in full on August 2, 2004.  The commitment may be reduced as the result of issuance of certain debt or equity securities.  Borrowers under the Revolver include UATC, its Parent, and certain of the Parent's subsidiaries.  The Revolver provides for interest to be accrued at varying rates, with interest payable monthly.  The interest rate at June 28, 2001 was 7.2%.

The Revolver is secured by the same collateral as is the Term Facility.

The Revolver contains certain provisions that require the Parent to maintain certain financial ratios and places limitations on, among other things, capital expenditures and additional indebtedness.  Such provisions are substantially the same as those within the Term Facility as described in (a) above.

Interest, net includes amortization of deferred loan costs of $0.1 million, $0.2 million, $0.5 million, $0.5 million and $0.9 million for the thirteen weeks ended June 28, 2001, the seventeen weeks ended June 28, 2001, the nine weeks ended March 1, 2001 and the thirteen and twenty-six weeks ended June 29, 2000, respectively.  Additionally, interest, net includes interest income of $0.1 million, $0.1 million, $1.0 million, $1.7 million and $3.1 million for the thirteen weeks ended June 28, 2001, the seventeen weeks ended June 28, 2001, the nine weeks ended March 1, 2001 and the thirteen and twenty-six weeks ended June 29, 2000, respectively.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(4)       Related Party Transactions

UATC leases certain of its theatres from UAR and Prop I in accordance with two master leases (the "Master Leases").  The Master Leases provide for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre.  In order to fund the cost of additions and/or renovations to the theatres leased by UATC from UAR or Prop I, UATC has periodically made advances to UAR.  Through March 1, 2001, interest on the advances (the "Receivable") accrues at the prime rate and amounted to $0.9 million, $1.6 million and $3.0 million for the nine weeks ended March 1, 2001 and the thirteen and twenty-six weeks ended June 29, 2000, respectively.  As part of the application of fresh-start reporting the Receivable was reclassified from other assets to stockholder's equity (deficit) and interest no longer accrues on this amount.  The Receivable will be reduced upon any sale of properties by UAR and Prop I, with UATC receiving the net proceeds of the sale less the amount required to be paid under the Term Facility.

(5)       Income Taxes

UATC and each of its 80% or more owned subsidiaries are included in the Parent's consolidated federal income tax return.  Pursuant to a tax sharing agreement with the Parent, UATC and each of its 80% or more owned consolidated subsidiaries are allocated a portion of the Parent's current federal income tax expense (benefit).  Such allocations are determined as if UATC and each of its 80% or more owned consolidated subsidiaries were separate tax paying entities within the consolidated group. For the seventeen weeks ended June 28, 2001, the nine weeks ended March 1, 2001 and the twenty-six weeks ended June 29, 2000, UATC and each of its 80% or more owned consolidated subsidiaries were allocated no current federal income tax expense (benefit) pursuant to such tax sharing agreement as a result of the group's overall net loss position.

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

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(6)       Segment Information

UATC's operations are classified into three business segments: Theatre Operations, In-Theatre Advertising and the Satellite Theatre Network™ ("STN").  STN rents theatre auditoriums for seminars, corporate training, business meetings and other educational or communication uses, product and consumer research and other entertainment uses.  Theatre auditoriums are rented individually or on a networked (via satellite) basis.  In-Theatre Advertising sells various advertising within its theatres and on UATC's web page.

The following table presents certain information relating to the Theatre Operations, In-Theatre Advertising and STN segments for the thirteen weeks ended June 28, 2001, the seventeen weeks ended June 28, 2001, the nine weeks ended March 1, 2001, the thirteen weeks ended June 29, 2000, and the twenty-six weeks ended June 29, 2000. (amounts in millions):
	Theatre	In-Theatre
	Operations	Advertising	STN	Total

As of and for the thirteen weeks ended June 28, 2001
Revenue	$125.0	2.4	1.1	128.5
Operating income	3.6	2.2	0.4	6.2
Depreciation and amortization	10.0	-	-	10.0
Assets	384.1	0.3	0.9	385.3
Capital expenditures	2.7	-	-	2.7

As of and for the seventeen weeks ended June 28, 2001
Revenue	$153.8	2.8	1.2	157.8
Operating income (loss)	(0.8)	2.6	0.4	2.2
Depreciation and amortization	13.6	-	-	13.6
Assets	384.1	0.3	0.9	385.3
Capital expenditures	3.1	-	-	3.1

As of and for the nine weeks ended March 1, 2001
Revenue	$ 96.9	1.2	1.0	99.1
Operating income	13.4	1.2	0.3	14.9
Depreciation and amortization	6.4	-	-	6.4
Assets	431.8	1.2	5.4	438.4
Capital expenditures	0.1	-	-	0.1

As of and for the thirteen weeks ended June 29, 2000
Revenue	$134.8	2.4	1.2	138.4
Operating income (loss)	(21.6)	2.3	0.3	(19.0)
Depreciation and amortization	11.0	-	-	11.0
Assets	494.9	1.5	3.9	500.3
Capital expenditures	4.5	-	-	4.5

As of and for the twenty-six weeks ended June 29, 2000
Revenue	$257.3	4.4	2.1	263.8
Operating income (loss)	(24.1)	4.2	0.6	(19.3)
Depreciation and amortization	22.1	-	-	22.1
Assets	494.9	1.5	3.9	500.3
Capital expenditures	15.1	-	-	15.1

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

On March 2, 2001, United Artists Theatre Circuit, Inc. (as it exists on and after March 2, 2001, the "Reorganized Company", "UATC" or the "Company") adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The Company's post-reorganization balance sheet and the statement of operations, which reflect the application of fresh-start reporting, have not been prepared on a consistent basis with the pre-reorganization financial statements and are not comparable in all respects to the financial statements prior to the reorganization.  For accounting purposes, the inception date of the Reorganized Company was deemed to be March 2, 2001.

Due to the occurrence of the Effective Date on March 2, 2001 and the application of fresh-start reporting, UATC's 2001 statements of operations include information reflecting the seventeen weeks ended June 28, 2001, the nine weeks ended March 1, 2001, the thirteen and twenty-six weeks ended June 29, 2000.  Operating results and financial position for periods subsequent to March 1, 2001 are herein referred to as "Reorganized Company" and for all periods ending on or prior to March 1, 2001 as "Predecessor Company".

In order to provide a meaningful basis of comparing the thirteen and twenty-six weeks ended June 28, 2001 and June 29, 2000 for purposes of the following tables and discussion, the operating results of the Reorganized Company for the seventeen weeks ended June 28, 2001 have been combined with the operating results of Predecessor Company for the nine weeks ended March 1, 2001 (collectively referred to as "Combined Company") and are compared to the thirteen and twenty-six weeks ended June 29, 2000.  Depreciation, amortization and certain other line items included in the operating results of Combined Company are not comparable between periods as the nine weeks ended March 1, 2001 and the thirteen and twenty-six weeks ended June 29, 2000 of Predecessor Company do not include the effects of fresh-start reporting adjustments.  The combining of reorganized and predecessor periods is not acceptable under accounting principles generally accepted in the United States.

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

UATC operates three business segments:  Theatre Operations, In-Theatre Advertising and Satellite Theatre Network ™ .  A discussion of the results of operations for each of UATC's three segments follows:

Theatre Operations Segment

Thirteen and Twenty- Six Weeks Ended June 28, 2001 and June 29, 2000

The following table summarizes certain operating data of Reorganized, Combined and Predecessor Company's Theatre Operations segment for the thirteen and twenty-six weeks ended June 28, 2001 and June 29, 2000 (dollars in millions, except weighted averages and ratios):

	Reorganized Company	Predecessor Company		Combined Company	Predecessor Company
	Thirteen Weeks Ended		% Increase	Twenty-Six Weeks Ended		% Increase
	June 28, 2001	June 29, 2000	(Decrease)	June 28, 2001	June 29, 2000	(Decrease)
Revenue (1):
Admissions	$87.0	93.6	(7.1) %	$176.2	178.9	(1.5) %
Concession sales	36.3	39.2	(7.4)	71.4	74.3	(3.9)
Other	1.7	2.0	(15.0)	3.2	4.1	(22.0)
Operating expenses (1):
Film rental and advertising expenses	47.1	51.9	(9.2)	93.6	97.0	(3.5)
Concession costs	4.1	5.0	(18.0)	8.1	9.2	(12.0)
Occupancy expense	18.5	20.9	(11.5)	37.1	42.7	(13.1)
Other operating expenses:
Personnel expense	20.0	21.6	(7.4)	39.2	43.0	(8.8)
Miscellaneous operating expenses	17.0	18.8	(9.6)	34.4	38.6	(10.9)

Weighted average operating theatres (2)	210	258	(18.6)	211	265	(20.4)
Weighted average operating screens (2)	1,582	1,870	(15.4)	1,589	1,910	(16.8)
Weighted average screens per average theatre	7.5	7.2	4.2	7.5	7.2	4.2
Admissions per weighted average
operating theatre	$414,132	362,791	14.2	$835,083	675,094	23.7
Admissions per weighted average
operating screen	$54,973	50,053	9.8	$110,889	93,665	18.4
Concession sales per weighted average
operating theatre	$172,743	151,938	13.7	$338,081	280,377	20.6

     (1)  Includes revenue and expenses of all theatres operated by UATC that are more than 50% owned.

     (2)  Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.

Revenue from Operating Theatres

Admissions:  The following table summarizes certain statistics pertinent to an analysis of admissions revenue:

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	June 28, 2001 Compared to	June 28, 2001 Compared to
	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	June 29, 2000	June 29, 2000
Percentage change in:
Admissions:	(7.1)%	(1.5)%
Caused by:
Attendance declines	(10.0)	(5.3)
Price increases	3.2	4.1

Weighted average theatres	(18.6)	(20.4)
Weighted average screens	(15.4)	(16.8)

Admissions revenue per:
Weighted average theatre	14.2	23.7
Weighted average screen	9.8	18.4

As shown above, the decline in admissions revenue during the thirteen and twenty-six weeks ended June 28, 2001 as compared to the thirteen and twenty-six weeks ended June 29, 2000 are the result of declines in attendance, partially offset by increases in the average ticket price.  The attendance declines were caused by (1) decreases in weighted average operating theatres and screens as shown above, and (2) a continuing adverse impact on attendance at certain of UATC's older theatres due to the opening of new stadium seating theatres by UATC's competitors in certain markets.  The decrease in weighted average operating theatres and screens are the results of sales and lease rejections and closures of under-performing theatres as part of UATC's reorganization through the Chapter 11 cases.  The increase in average ticket prices is primarily due to selective price increases.  The increase in industry admissions revenue during the first four months of 2001 and the closure of under-performing theatres during 2000 resulted in an increase in admissions revenue per weighted average theatre and screen during the thirteen and twenty-six weeks ended June 28, 2001 as compared to the thirteen and twenty-six weeks ended June 29, 2000.

Concession sales:  Concessions sales revenue decreased 7.4% and 3.9%, respectively, during the thirteen and twenty-six weeks ended June 28, 2001 compared with the thirteen and twenty-six weeks ended June 29, 2000.  The decreases are the results of the decreased attendance discussed above, partially offset by increases in the average concession sales per patron of 3.0% and 1.5%, respectively, during the thirteen and twenty-six weeks ended June 28, 2001 as compared to the thirteen and twenty-six weeks ended June 29, 2000.  Concession sales per weighted average operating theatre increased 13.7% and 20.6%, respectively, during the thirteen and twenty-six weeks ended June 28, 2001 as compared to the thirteen and twenty-six weeks ended June 29, 2000.  The increase in concession sales per operating theatre relates primarily to continued emphasis on sales staff training, concession stand renovations in certain high-volume theatres, and the closure or sale of older, smaller theatres with less efficient concession operations.  The growth of concession sales per patron were adversely affected by a less concession-friendly film mix during the 2001 periods as compared to the 2000 periods.

Other:  Other theatre operations segment revenue is derived primarily from electronic video games located in theatre lobbies, theatre screening and commercial rentals, and other miscellaneous sources.  Due primarily to the reduction in theatres, other revenue decreased 15.0% and 22.0%, respectively, for the thirteen and twenty six-weeks ended June 28, 2001 as compared to the thirteen and twenty-six weeks ended June 29, 2000.

Operating Expenses from Operating Theatres

Film rental and advertising expenses:  Film rental and advertising expenses decreased 9.2% and 3.5%, respectively, during the thirteen and twenty-six weeks ended June 28, 2001 as compared to the thirteen and twenty-six weeks ended June 29, 2000, primarily as a result of the decrease in admissions revenue discussed above.  Film rental and advertising expenses as a percentage of admissions revenue were 54.1% and 55.5% for the thirteen weeks ended June 28, 2001 and June 29, 2000, respectively, and 53.0% and 54.2% for the twenty-six weeks ended June 28, 2001 and June 29, 2000, respectively.  The decrease in film rental and advertising expenses as a percentage of admissions revenue related primarily to the longer run of films released during the 2000 Christmas holiday period and early 2001 that had long runs during the first quarter of 2001 and a reduction in the size and number of directory advertisements in some major markets.  Typically, film rental as a percentage of admissions revenue decreases the longer the run of the film.

Concession costs:  Concession costs include direct concession product costs and concession promotional expenses.  Concession costs as a percentage of concession sales revenue decreased to 11.2% and 11.3%, respectively, for the thirteen and twenty-six weeks ended June 28, 2001 from 12.8% and 12.4%, respectively, for the thirteen and twenty-six weeks ended June 29, 2000, due to purchasing cost reductions and rebates from certain concession vendors, as well as reduced concession promotional costs.

Occupancy expense:  The typical theatre lease arrangement provides for a base rental as well as contingent rentals that are a function of the underlying theatre's revenue over an agreed upon breakpoint.  Occupancy expense decreased 11.5% and 13.1%, respectively, during the thirteen and twenty-six weeks ended June 28, 2001 as compared to the thirteen and twenty-six weeks ended June 29, 2000.  This decrease is related to the sale, closure or rejection of under-performing theatres and a portion of the positive impact from certain completed lease renegotiations as part of the Company's reorganization, partially offset by higher base rentals on one newly opened theatre.  In addition, occupancy expense for the thirteen weeks ended June 28, 2001 and June 29, 2000 includes $1.0 million and $1.2 million, respectively, and for the twenty-six weeks ended June 28, 2001 and June 29, 2000 includes $2.0 million and $2.4 million, respectively, of non-cash charges relating to the effect of escalating leases which have been "straight-lined" for accounting purposes over the term of the leases.

Personnel expense:  Personnel expense includes the salary and wages of the theatre manager and all theatre staff, commissions on concession sales, payroll taxes and employee benefits.  Personnel expense decreased 7.4% and 8.8%, respectively, during the thirteen and twenty-six weeks ended June 28, 2001 as compared to the thirteen and twenty-six weeks ended June 29, 2000.  This decrease in personnel expense was primarily due to a reduction in the number of operating theatres during the year, partially offset by increased attendance and related theatre staffing increases and a 3.3% and 3.1% increase in the average hourly wage during the thirteen and twenty-six weeks ended June 28, 2001 as compared to the thirteen and twenty-six weeks ended June 29, 2000, respectively.  The increase in average hourly wage related primarily to the low unemployment rate, and the resulting wage competition among retailers and an increase in California's minimum wage.  Despite the increase in the average hourly wage, personnel expense as a percentage of admissions and concessions revenue remained constant during the thirteen weeks ended June 28, 2001 as compared to the thirteen weeks ended June 29, 2000, and decreased to 15.8% for the twenty-six weeks ended June 28, 2001 from 16.9% for the twenty-six weeks ended June 29, 2000, primarily as a result of the closure of under-performing theatres.

Miscellaneous operating expenses:  Miscellaneous operating expenses consist of utilities, repairs and maintenance, insurance, real estate and other taxes, supplies and other miscellaneous operating expenses.  Miscellaneous operating expenses decreased 9.6% and 10.9%, respectively, during the thirteen and twenty-six weeks ended June 28, 2001 as compared to the thirteen and twenty-six weeks ended June 29, 2000, primarily as a result of the sale or closure of under-performing theatres and the related decline in certain of these costs, offset by the affect of increased attendance per operating screen.

In-Theatre Advertising Segment

Thirteen and Twenty-Six Weeks Ended June 28, 2001 and June 29, 2000

The following table summarizes operating revenue and expenses of Reorganized, Combined and Predecessor Company's In-Theatre Advertising segment for the thirteen and twenty-six weeks ended June 28, 2001 and June 29, 2000 (dollars in millions):

	Reorganized Company	Predecessor Company		Combined Company	Predecessor Company
	Thirteen Weeks Ended		% Increase	Twenty-Six Weeks Ended		% Increase
	June 28, 2001	June 29, 2000	(Decrease)	June 28, 2001	June 29, 2000	(Decrease)

Revenue	$2.4	2.4	0.0%	$4.1	4.4	(6.8)%
Operating expenses -
Miscellaneous operating expenses	0.1	0.1	0.0	0.2	0.2	0.0

Advertising revenue:  Advertising revenue includes rolling stock commercials, intermission slides, intermission music, lobby monitor advertising and entertainment, coupon distribution and customer sampling.  Revenues are primarily contingent upon the success of the sales efforts, as well as upon the location of theatres and attendance at the theatres.  In-Theatre Advertising revenue remained constant during the thirteen weeks ended June 28, 2001 as compared to the thirteen weeks ended June 29, 2000, and decreased 6.8% during the twenty-six weeks ended June 28, 2001 as compared to the twenty-six weeks ended June 29, 2000.  This decrease was primarily due to the general down-turn in the advertising market, relating to a softer economy and the decline in dot.com and technology markets, and the reduction in weighted average screens.

Advertising expenses:  Expenses associated with In-Theatre Advertising include supplies, professional services, freight, projection repair and other miscellaneous expenses.  These expenses remained constant during the thirteen and twenty-six weeks ended June 28, 2001 as compared with the thirteen and twenty-six weeks ended June 29, 2000.

Satellite Theatre Network™ Segment

Thirteen and Twenty-Six Weeks Ended June 28, 2001 and June 29, 2000

The following table summarizes operating revenue and expenses of Reorganized, Combined and Predecessor Company's Satellite Theatre Network™ segment for the thirteen and twenty-six weeks ended June 28, 2001 and June 29, 2000 (dollars in millions):

	Reorganized Company	Predecessor Company		Combined Company	Predecessor Company
	Thirteen Weeks Ended		% Increase	Twenty-Six Weeks Ended		% Increase
	June 28, 2001	June 29, 2000	(Decrease)	June 28, 2001	June 29, 2000	(Decrease)

Revenue	$1.1	1.2	(8.3)%	$2.2	2.1	4.8%
Operating expenses -
Miscellaneous operating expenses	0.6	0.9	(33.3)	1.4	1.5	(6.7)

STN revenue:  The Satellite Theatre Network™ ("STN") rents theatre auditoriums for seminars, corporate training, business meetings, educational or communication uses, product and customer research and other entertainment uses.  Theatre auditoriums are rented individually or on a networked basis.  Revenues decreased 8.3% during the thirteen weeks ended June 28, 2001 as compared to the thirteen weeks ended June 29, 2000 due to a decrease in non-satellite seminar events during the second quarter of 2001 as compared to the second quarter of 2000.  Revenues increased 4.8% during the twenty-six weeks ended June 28, 2001 as compared to the twenty-six weeks ended June 29, 2000.  This increase in revenue was due to an increase in Satellite Seminar events during the twenty-six weeks ended June 28, 2001 as compared to the twenty-six weeks ended June 29, 2000.

STN expenses:  Expenses associated with the STN decreased 33.3% for the thirteen weeks ended June 28, 2001 as compared to the thirteen weeks ended June 29, 2000, and 6.7% for the twenty-six weeks ended June 28, 2001 as compared to the twenty-six weeks ended June 29, 2000, due primarily to the revenue variations discussed above as well as an increased focus on expense control and improved operating margins by the STN sales force during 2001.

The revenue and operating expenses discussed above are incurred exclusively within the theatres.  The other expense discussions below reflect the combined expenses of corporate, divisional and district operations which relate to the three business segments discussed above.

General and Administrative Expense

General and administrative expense consists primarily of costs associated with functions at UATC corporate headquarters and two film booking and regional operating offices and 9 district theatre operation offices (generally located in theatres).  Staff at the corporate headquarters include theatre administrative and operating personnel, In-Theatre Advertising and Satellite Theatre Network™ sales and marketing staff, and other support functions.  General and administrative expenses decreased $0.7 million, or 12.9%, for the thirteen weeks ended June 28, 2001 as compared to the thirteen weeks ended June 29, 2000, and $1.3 million, or 12.1%, for the twenty-six weeks ended June 28, 2001 as compared to the twenty-six weeks ended June 29, 2000.  These decreases were primarily the result of the elimination of four district offices, a reduction in the number of corporate personnel, lower travel and entertainment expenses, and a decrease in telecommunication and other miscellaneous corporate expenses relating to the re-bidding of those services.

Depreciation and Amortization

Depreciation and amortization expense includes the depreciation of theatre buildings and equipment and the amortization of theatre lease costs.  Depreciation and amortization decreased $1.0 million and $2.1 million, respectively, during the thirteen and twenty-six weeks ended June 28, 2001 as compared to the thirteen and twenty-six weeks ended June 29, 2000.  This decrease is primarily due to the closures of under-performing theatres during 2000 and the effect of the revaluation of assets resulting from the application of fresh-start accounting.

Operating Income (Loss)

During the thirteen and twenty-six weeks ended June 28, 2001 UATC had operating income of $6.2 million and $17.1 million, respectively, compared to operating losses of $19.0 million and $19.3 million, respectively, for the thirteen and twenty-six weeks ended June 29, 2000.  This positive change in operating income relates primarily to the reduction of asset impairment, lease exit, and restructure costs as a result of the completion of the Company's restructuring, higher EBITDA (earnings before interest, taxes, depreciation and amortization) and EBITDA margins resulting from various theatre operating and corporate expense control measures, the closure of under-performing operating theatres, and a favorable film release schedule during the first quarter of 2001.

Interest, Net

Interest, net decreased $4.7 million for the thirteen weeks ended June 28, 2001 as compared to the thirteen weeks ended June 29, 2000, and $7.3 million for the twenty-six weeks ended June 28, 2001 as compared to the twenty-six weeks ended June 29, 2000.  These decreases were due primarily to a lower average debt balance resulting from the reorganization through the Chapter 11 Cases, along with lower market interest rates during the first half of 2001 as compared to the first half of 2000.

Net Loss

As set forth in the following reconciliation, exclusive of reorganization items and the extraordinary item resulting from extinguishment of debt, during the twenty-six weeks ended June 28, 2001 net income increased to $0.3 million, versus the $40.7 million loss during the twenty-six weeks ended June 29, 2000.  This increase relates primarily to increased operating income discussed above and decreases in depreciation and interest expense.

	Combined Company	Predecessor Company
	Twenty-six weeks ended	Twenty-six weeks ended
	June 28, 2001	June 29, 2000
Net income (loss)	$ 221.2	(40.7)
Less:
Extraordinary item	187.6	-
Reorganization items	33.3	-
Adjusted net income (loss)	$ 0.3	(40.7)

Liquidity and Capital Resources

For the twenty-six weeks ended June 28, 2001 net cash provided by operating activities of $8.9 million, along with asset sale proceeds of $4.6 million and $4.0 million of the beginning cash balance, was utilized to reduce outstanding debt and cash overdrafts by $5.8 million, to fund capital expenditures of $3.2 million, to pay reorganization-related costs of $7.0 million, and for other expenditures totaling $1.5 million.

Substantially all of UATC's admissions and concession sales revenue is collected in cash.  UATC benefits from the fact that film expenses (except for films that require advances) are usually paid 15 to 45 days after the admissions revenue is collected.

The Plan resulted in the reduction of Pre-Petition Senior and Subordinated debt of the Parent from approximately $714.7 million to approximately $252.1 million under the Restructured Term Credit Facility.  The Restructured Term Credit Facility is subject to various covenants and limitations, including limitations on capital expenditures and on additional indebtedness, as well as various financial covenants.  Upon the Plan being declared effective, the outstanding balance of a $25.0 million debtor-in-possession credit facility that had been obtained on September 5, 2000 was repaid in full through an initial draw of $12.5 million on the $35.0 million Revolving Credit Facility.  The Revolving Credit Facility, which matures in August 2004, allows for issuance of letters of credit up to $10.0 million, and includes substantially the same covenants and limitations as the Restructured Term Credit Facility.  As of July 31, 2001 there was $32.2 million of available borrowings under this facility.

At June 28, 2001, UATC had completed the renovation of a 10 screen theatre with stadium seating in the Philadelphia market and other renovations to several small market theatres.  UATC also will begin one project assumed from another theatre operator and began a second project for the addition of five screens and renovation of the existing nine screens of an existing theatre, both in the New York City market.  These redevelopment activities cost $1.3 million through June 28, 2001 and are expected to cost approximately $11.9 million, with $6.0 million of this amount on one project to be funded by the landlord.  Predevelopment work, including construction plans, are being completed related to theatres in several of the Company's key markets that UATC intends to renovate with stadium seating and/or expand.  In addition, certain theatres in other strategic markets are currently being reviewed for possible stadium seating renovations and screen additions.  Because UATC's future capital spending plans relate primarily to the renovation and/or expansion of existing key locations, the timing of such commitments and expenditures is flexible.  Therefore, they can be matched to net cash provided by operating activities and asset sales.  This strategy to renovate existing locations with state of the art amenities such as stadium seating is intended to allow UATC to defend and expand its current market position by capitalizing on the value of its existing well located theatres and thus limiting the amount of capital invested per screen.  UATC believes this strategy provides for a better investment return and more favorable risk/return profile.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

UATC is subject to market risk associated with changes in interest rates on its debt obligations.  As of June 28, 2001, the Company had $258.1 million of long term debt of which $249.6 million was floating rate debt.  The average interest rate at June 28, 2001 was 8.1%.  A change of 1% to the interest rate at June 28, 2001 would result in a change of approximately $2.5 million in the annual interest expense of UATC.

Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K

  Exhibits

      None

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

Date: August 10, 2001