Form 10-Q
period 2001-09-27
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2001-11-08
CIK 889570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

F O R M 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2001

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

The number of shares outstanding of $1.00 par value common stock at September 27, 2001 was 100 shares.

UNITED ARTISTS THEATRE CIRCUIT, INC.

Quarterly Report on Form 10-Q

September 27, 2001

TABLE OF CONTENTS

PART I	Financial Information	Page Number

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Operations	5
	Consolidated Statement of Stockholder's Equity (Deficit)	6
	Condensed Consolidated Statements of Cash Flows	7
	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	26

PART II	Other Information

Item 6.	Exhibits and Reports on Form 8-K	27

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

In general, the risks and uncertainties associated with the performance of UATC relate to:

  the dependence of UATC on films produced and distributed by the major and independent film studios and on its ability to obtain those motion pictures;
  the continuing impact of competitive stadium seating theatres, as well as the impact of newly-constructed competitive theatres, on the patronage of UATC's non-stadium seating theatres;
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

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Millions) (Unaudited)

	Reorganized	Predecessor
	Company	Company
Assets	September 27, 2001	December 28, 2000
Current assets:
Cash and cash equivalents	$ 4.9	11.4
Receivables, net
Notes	1.2	1.5
Other	6.7	6.7
	7.9	8.2

Prepaid expenses and concession inventory	15.4	12.6
Other assets	1.2	1.5
Total current assets	29.4	33.7

Investments and related receivables	3.0	3.0

Property and equipment, at cost:
Land	10.3	12.6
Theatre buildings, equipment and other	225.9	503.3
	236.2	515.9
Less accumulated depreciation and amortization	(16.6)	(212.1)
	219.6	303.8

Intangible assets, net	129.5	39.3
Other assets, net	2.9	67.3
	$ 384.4	447.1
Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable
Film rentals	$ 10.4	15.7
Other	33.7	37.8
	44.1	53.5
Accrued and other liabilities
Salaries and wages	4.1	5.3
Interest	1.5	2.9
Other	20.4	15.9
	26.0	24.1
Current portion of long-term debt (note 3)	3.0	1.9
Total current liabilities	73.1	79.5

Other liabilities	9.1	30.7
Debt (note 3)	258.3	4.2
Total liabilities not subject to compromise	340.5	114.4

Liabilities subject to compromise (note 1)	-	517.3

Total liabilities	340.5	631.7

Minority interests in equity of consolidated subsidiaries	4.9	4.9

Stockholder's equity (deficit):
Preferred stock (authorized shares 5,000,000, no shares are issued and outstanding)	-	-
Common stock (authorized shares 1,000, issued and outstanding 100 shares)	-	-
Additional paid-in capital	97.9	289.9
Accumulated deficit	(1.4)	(478.3)
Related party receivables (note 4)	(57.5)	(1.1)
Total stockholder's equity (deficit)	39.0	(189.5)
	$ 384.4	447.1

Commitments and contingencies - (note 7)

See accompanying notes to condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in Millions)

(Unaudited)

	Reorganized		Predecessor
	Company		Company
	Thirteen Weeks Ended	Thirty Weeks Ended	Nine Weeks Ended	Thirteen Weeks Ended	Thirty-nine Weeks Ended
	September 27, 2001	September 27, 2001	March 1, 2001	September 28, 2000	September 28, 2000

Revenue:
Admissions	$ 110.0	217.1	69.1	101.3	280.1
Concession sales	43.4	87.9	26.9	42.4	116.7
Other	5.2	11.5	3.1	5.7	16.3
	158.6	316.5	99.1	149.4	413.1

Costs and expenses:
Film rental and advertising expenses	63.6	121.0	36.2	56.5	153.5
Direct concession costs	4.9	10.0	3.1	5.1	14.3
Occupancy expense (note 7)	20.3	44.6	12.5	20.3	63.0
Other operating expenses	41.6	90.4	26.2	42.9	125.9
Affiliate lease rentals (note 4)	0.1	0.3	0.1	0.1	0.4
General and administrative	4.8	11.1	3.2	5.6	16.3
Depreciation and amortization	10.1	23.7	6.4	10.5	32.6
Asset impairments, lease exit and restructure costs	0.3	0.4	1.1	30.1	55.9
Gain on disposition of assets	(0.2)	(0.3)	(4.6)	(6.6)	(14.6)
	145.5	301.2	84.2	164.5	447.3

Operating income (loss)	13.1	15.3	14.9	(15.1)	(34.2)

Other income (expense):
Interest, net (note 3)	(5.2)	(13.3)	(5.9)	(11.2)	(32.5)
Minority interests in earnings of consolidated subsidiaries	(0.3)	(0.4)	(1.0)	(1.8)	(2.2)
Other, net	(1.3)	(2.9)	(0.1)	(1.8)	(1.2)
	(6.8)	(16.6)	(7.0)	(14.8)	(35.9)

Income (loss) before reorganization items, income
taxes, and extraordinary item	6.3	(1.3)	7.9	(29.9)	(70.1)

Reorganization items (note 1)	-	-	33.3	(10.2)	(10.2)

Income (loss) before income taxes and extraordinary item	6.3	(1.3)	41.2	(40.1)	(80.3)

Income tax expense (note 5)	(0.1)	(0.1)	-	(0.1)	(0.6)

Income (loss) before extraordinary item	6.2	(1.4)	41.2	(40.2)	(80.9)

Extraordinary item, net of income taxes (note 1)	-	-	187.6	-	-

Net income (loss)	$ 6.2	(1.4)	228.8	(40.2)	(80.9)

See accompanying notes to condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Consolidated Statement of Stockholder's Equity (Deficit)

(Amounts in Millions)

(Unaudited)

			Additional			Total
	Preferred	Common	paid-in	Accumulated	Related party	stockholder's
	stock	Stock	capital	deficit	receivables	equity (deficit)

Balance at December 28, 2000	$ -	-	289.9	(478.3)	(1.1)	(189.5)
Net income	-	-	-	228.8	-	228.8
Adjustment to Predecessor equity accounts
in connection with fresh-start reporting	-	-	(289.9)	249.5	(61.6)	(102.0)
Issuance of new equity in reorganized company	$ -	-	97.9	-	-	97.9
Balance at March 2, 2001	-	-	97.9	-	(62.7)	35.2
Net loss	-	-	-	(1.4)	-	(1.4)
Change in related party receivables	$ -	-	-	-	5.2	5.2
Balance at September 27, 2001	$ -	-	97.9	(1.4)	(57.5)	39.0

See accompanying notes to condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in Millions)

(Unaudited)

	Reorganized	Predecessor
	Company	Company
	Thirty Weeks Ended	Nine Weeks Ended	Thirty-nine Weeks Ended
	September 27, 2001	March 1, 2001	September 28, 2000

Net income (loss)	$ (1.4)	228.8	(80.9)
Discontinued operations	-	-	(0.2)
Effect of leases with escalating minimum annual rentals	2.3	0.6	3.6
Depreciation and amortization	23.7	6.4	32.6
Provision for impairment and lease exit costs	0.4	1.1	49.9
Reorganization items	-	(33.3)	9.1
Gain on disposition of assets	(0.3)	(4.6)	(14.6)
Minority interests in earnings of consolidated subsidiaries	0.4	1.1	2.2
Extraordinary gain on extinguishment of debt	-	(187.6)	-
Change in assets and liabilities:
Receivables	(2.4)	2.2	1.4
Prepaid expenses and concession inventory	0.9	(3.8)	(0.2)
Other assets	(0.7)	(0.1)	(0.2)
Accounts payable	(11.8)	(10.6)	(13.6)
Accrued and other liabilities	(6.2)	(2.4)	(4.5)
Net cash provided by (used in) operating activities	4.9	(2.2)	(15.4)

Cash flow from investing activities:
Capital expenditures	(5.7)	(0.1)	(18.0)
Proceeds from disposition of assets, net	0.7	4.5	15.7
Early lease termination payments	-	-	(0.5)
Other, net	(0.1)	(1.2)	(1.5)
Net cash provided by (used in) investing activities	(5.1)	3.2	(4.3)

Cash flow from financing activities:
Dividend to Parent	-	-	(1.3)
Debt borrowings	53.5	22.5	15.0
Debt repayments	(60.0)	(16.8)	(1.7)
Increase (decrease) in cash overdraft	0.8	(3.1)	(2.8)
Decrease (increase) in related party receivables	5.2	(1.0)	1.4
Other, net	(1.4)	-	(0.5)
Net cash provided by (used in) financing activities	(1.9)	1.6	10.1

Net cash used in reorganization items	-	(7.0)	-

Net decrease in cash and cash equivalents	(2.1)	(4.4)	(9.6)

Cash and cash equivalents:
Beginning of period	7.0	11.4	16.0
End of period	$ 4.9	7.0	6.4

Supplemental cash flow information:

Cash paid for interest	$ 10.4	7.9	35.4

Cash paid for income taxes	$ -	-	-

See accompanying notes to condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 27, 2001

(Unaudited)

(1)       Chapter 11 Reorganization and General Information

On September 5, 2000 (the "Petition Date") United Artists Theatre Circuit, Inc. (as it existed before March 2, 2001, the "Predecessor Company") and certain of its subsidiaries, as well as its parent company, United Artists Theatre Company (the "Parent") and certain of the Parent's subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Chapter 11 Cases"), as well as a joint plan of reorganization.  On January 22, 2001 the joint plan of reorganization, as it had been amended from time to time, (the "Plan"), was approved by the Court, and the Debtors declared the Plan to be effective on March 2, 2001 (the "Effective Date").  In conjunction with the reorganization, the Parent's bank credit facility as it existed before the Petition Date (the "Pre-Petition Credit Facility") was restructured into a Restructured Term Credit Facility of approximately $252.1 million, and an additional $35.0 million Revolving Credit Facility was secured.

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

Under fresh start reporting, the reorganization value of the Parent, which represents the fair value of all of the Parent's assets (net of liabilities), was determined through negotiations between the Parent's management and its pre-petition creditors and such reorganization value is allocated to the Parent's assets based on their relative fair values.  Liabilities, other than deferred income taxes, are also stated at their fair values.  Deferred taxes are determined in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 109.  Application of SOP 90-7 creates a new reporting entity having no retained earnings or accumulated deficit.  The estimated reorganization value of the Parent as of March 2, 2001 was approximately $380 million, of which approximately $320 million was attributable to UATC.

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

A settlement agreement was reached with the committee representing the unsecured creditors in the Chapter 11 Cases.  As a result of this agreement and its approval through confirmation of the Plan, a pool of $5.0 million in cash and up to $5.0 million in payment-in-kind notes will be available for distribution on a pro rata basis to the Predecessor Company's unsecured creditors.  The payment-in-kind notes earn "in-kind" interest at 8% with one third of the principal payable during March 2005, one third payable during March 2006 and the remaining one third, along with all accrued interest, payable during March 2007.

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

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(2)       Fresh-Start Reporting, continued

  To record the debt discharge and the issuance of new debt under the Restructured Term Credit Facility of $252.1 million, and to record the settlement with the Predecessor Company's creditors, up to $10.0 million of which may be available for distribution on a pro rata basis to the Predecessor Company's unsecured creditors.
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

Debt is summarized as follows (amounts in millions):

	September 27, 2001	December 28, 2000

Restructured Term Credit Facility (a)	250.3	-
Revolving Credit Facility (b)	2.0	-
Other (c)	9.0	7.8
Pre-Petition Credit Facility	-	439.7
Debtor in Possession Facility	-	-
	261.3	447.5

Less current portion	(3.0)	(1.9)
Less amounts subject to compromise	-	(441.4)
Long term debt	258.3	4.2

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(3)       Debt, continued

(a)

The Restructured Term Credit Facility (the "Term Facility") represents a 72.5% reinstatement of the amounts owed to all lenders, other than TAC and its affiliates, under the Pre-Petition Credit Facility.  Borrowers under the Term Facility include UATC, its Parent, and certain of the Parent's subsidiaries.  The Term Facility provides for interest to be accrued at varying rates, with interest payable monthly.  The interest rate at September 27, 2001 was 7.6%.  Principal payments under the Term Facility are $0.6 million quarterly from June 30, 2001 through December 31, 2003 and $6.3 million payable each quarter during 2004, with the remaining principal balance due on February 2, 2005.  Additional principal repayments may also be required as a result of asset sales or the issuance of certain debt or equity securities.

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

(b)

The $35.0 million Revolving Credit Facility (the "Revolver") is a $35.0 million revolving credit facility (with a sublimit of $10.0 million related to the issuance of letters of credit, of which there were $0.8 million outstanding at September 27, 2001) repayable in full on August 2, 2004.  The commitment may be reduced as the result of issuance of certain debt or equity securities.  Borrowers under the Revolver include UATC, its Parent, and certain of the Parent's subsidiaries.  The Revolver provides for interest to be accrued at varying rates, with interest payable monthly.  The interest rate at September 27, 2001 was 8.0%.

The Revolver is secured by the same collateral as is the Term Facility.

The Revolver contains certain provisions that require the Parent to maintain certain financial ratios and places limitations on, among other things, capital expenditures and additional indebtedness.  Such provisions are substantially the same as those within the Term Facility as described in (a) above.

(c)	Included in other debt is $2.7 million of equipment lease obligations that have been classified as capital leases for financial reporting purposes.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(3)       Debt, continued

Interest, net includes amortization of deferred loan costs of $0.1 million, $0.3 million, $0.5 million, $0.4 million and $1.3 million for the thirteen weeks ended September 27, 2001, the thirty weeks ended September 27, 2001, the nine weeks ended March 1, 2001 and the thirteen and thirty-nine weeks ended September 28, 2000, respectively.  Additionally, interest, net includes interest income of $0.1 million, $0.3 million, $1.0 million, $1.6 million and $4.7 million for the thirteen weeks ended September 27, 2001, the thirty weeks ended September 27, 2001, the nine weeks ended March 1, 2001 and the thirteen and thirty-nine weeks ended September 28, 2000, respectively.

(4)       Related Party Transactions

UATC leases certain of its theatres from UAR and Prop I in accordance with two master leases (the "Master Leases").  The Master Leases provide for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre.  In order to fund the cost of additions and/or renovations to the theatres leased by UATC from UAR or Prop I, UATC has periodically made advances to UAR.  Through March 1, 2001, interest on the advances (the "Receivable") accrued at the prime rate and amounted to $0.9 million, $1.5 million and $4.5 million for the nine weeks ended March 1, 2001 and the thirteen and thirty-nine weeks ended September 28, 2000, respectively.  As part of the application of fresh-start reporting the Receivable was reclassified from other assets to stockholder's equity (deficit) and interest no longer accrues on this amount.  The Receivable will be reduced upon any sale of properties by UAR and Prop I, with UATC receiving the net proceeds of the sale less the amount required to be paid under the Term Facility.  During the thirty weeks ended September 27, 2001, the related party receivable was reduced by $5.2 million.

(5)       Income Taxes

UATC and each of its 80% or more owned subsidiaries are included in the Parent's consolidated federal income tax return.  Pursuant to a tax sharing agreement with the Parent, UATC and each of its 80% or more owned consolidated subsidiaries are allocated a portion of the Parent's current federal income tax expense (benefit).  Such allocations are determined as if UATC and each of its 80% or more owned consolidated subsidiaries were separate tax paying entities within the consolidated group. For the thirty weeks ended September 27, 2001, the nine weeks ended March 1, 2001 and the thirty-nine weeks ended September 28, 2000, UATC and each of its 80% or more owned consolidated subsidiaries were allocated no current federal income tax expense (benefit) pursuant to such tax sharing agreement as a result of the group's overall net loss position.

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

The following table presents certain information relating to the Theatre Operations, In-Theatre Advertising and STN segments for the thirteen weeks ended September 27, 2001, the thirty weeks ended September 27, 2001, the nine weeks ended March 1, 2001, the thirteen weeks ended September 28, 2000, and the thirty-nine weeks ended September 28, 2000 (amounts in millions):
	Theatre	In-Theatre
	Operations	Advertising	STN	Total

As of and for the thirteen weeks ended September 27, 2001
Revenue	$155.5	2.7	0.4	158.6
Operating income	10.3	2.6	0.2	13.1
Depreciation and amortization	10.0	-	0.1	10.1
Assets	383.2	0.3	0.9	384.4
Capital expenditures	2.6	-	-	2.6

As of and for the thirty weeks ended September 27, 2001
Revenue	$309.4	5.5	1.6	316.5
Operating income	9.5	5.2	0.6	15.3
Depreciation and amortization	23.5	-	0.2	23.7
Assets	383.2	0.3	0.9	384.4
Capital expenditures	5.7	-	-	5.7

As of and for the nine weeks ended March 1, 2001
Revenue	$ 96.9	1.2	1.0	99.1
Operating income	13.4	1.2	0.3	14.9
Depreciation and amortization	6.4	-	-	6.4
Assets	431.8	1.2	5.4	438.4
Capital expenditures	0.1	-	-	0.1

As of and for the thirteen weeks ended September 28, 2000
Revenue	$145.9	2.6	0.9	149.4
Operating income (loss)	(17.5)	2.2	0.2	(15.1)
Depreciation and amortization	10.4	-	0.1	10.5
Assets	453.6	1.5	3.9	459.0
Capital expenditures	2.9	-	-	2.9

As of and for the thirty-nine weeks ended September 28, 2000
Revenue	$403.1	7.1	2.9	413.1
Operating income (loss)	(41.4)	6.4	0.8	(34.2)
Depreciation and amortization	32.5	-	0.1	32.6
Assets	453.6	1.5	3.9	459.0
Capital expenditures	18.0	-	-	18.0

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

UATC and UAR are parties to several sale and leaseback transactions whereby the land and buildings underlying 37 theatres were sold to and leased back from unaffiliated third parties with primary lease terms averaging 21 years, and generally two 5 year renewal options.  During late 2000 and early 2001, UATC amended the largest of these sale and leaseback transactions to allow UATC to terminate the master lease with respect to obsolete properties, allow the Owner Trustee to sell up to $40.0 million of those properties and pay down the underlying debt at 85% of par, and reduce the amount of rent paid by UATC on the master lease on a pro rata basis to the amount of debt repaid.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

On September 5, 2000 (the "Petition Date") United Artists Theatre Circuit, Inc. (as it existed before March 2, 2001, the "Predecessor Company") and certain of its subsidiaries, as well as its parent company, United Artists Theatre Company (the "Parent") and certain of the Parent's subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Chapter 11 Cases"), as well as a joint plan of reorganization.  On January 22, 2001 the joint plan of reorganization, as it had been amended from time to time, (the "Plan"), was approved by the Court, and the Debtors declared the plan to be effective on March 2, 2001 (the "Effective Date").  In conjunction with the reorganization, the Parent's bank credit facility as it existed before the Petition Date (the "Pre-Petition Credit Facility") was restructured into a Term Facility of approximately $252.1 million, and an additional $35.0 million Revolver was secured.

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

Due to the occurrence of the Effective Date on March 2, 2001 and the application of fresh-start reporting, UATC's 2001 statements of operations include information reflecting the thirteen and thirty weeks ended September 27, 2001, the nine weeks ended March 1, 2001, and the thirteen and thirty-nine weeks ended September 28, 2000.  Operating results and financial position for periods subsequent to March 1, 2001 are herein referred to as "Reorganized Company" and for all periods ending on or prior to March 1, 2001 as "Predecessor Company".

In order to provide a meaningful basis of comparing the thirteen and thirty-nine weeks ended September 27, 2001 and September 28, 2000 for purposes of the following tables and discussion, the operating results of the Reorganized Company for the thirteen and thirty weeks ended September 27, 2001 have been combined with the operating results of Predecessor Company for the nine weeks ended March 1, 2001 (collectively referred to as "Combined Company") and are compared to the thirteen and thirty-nine weeks ended September 28, 2000.  Depreciation, amortization and certain other line items included in the operating results of Combined Company are not comparable between periods as the nine weeks ended March 1, 2001 and the thirteen and thirty-nine weeks ended September 28, 2000 of Predecessor Company do not include the effects of fresh-start reporting adjustments.  The combining of reorganized and predecessor periods is not acceptable under accounting principles generally accepted in the United States.

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

UATC operates three business segments:  Theatre Operations, In-Theatre Advertising and Satellite Theatre Network ™ .  A discussion of the results of operations for each of UATC's three segments follows:

Theatre Operations Segment

Thirteen and Thirty-Nine Weeks Ended September 27, 2001 and September 28, 2000

The following table summarizes certain operating data of Reorganized, Combined and Predecessor Company's Theatre Operations segment for the thirteen and thirty-nine weeks ended September 27, 2001 and September 28, 2000 (dollars in millions, except weighted averages and ratios):

	Reorganized Company	Predecessor Company	Combined Company		Predecessor Company

	Thirteen Weeks Ended		% Increase	Thirty-Nine Weeks Ended	% Increase
	September 27, 2001	September 28, 2000	(Decrease)	September 27, 2001	September 28, 2000	(Decrease)
Revenue (1):
Admissions	$110.0	101.3	8.6%	$286.2	280.1	2.2%
Concession sales	43.4	42.4	2.4	114.8	116.7	(1.6)
Other	2.1	2.2	(4.5)	5.3	6.3	(15.9)
Operating expenses (1):
Film rental and advertising expenses	63.6	56.5	12.6	157.2	153.5	2.4
Concession costs	4.9	5.1	(3.9)	13.1	14.3	(8.4)
Occupancy expense	20.3	20.3	0.0	57.1	63.0	(9.4)
Other operating expenses:
Personnel expense	21.6	21.8	(0.9)	60.7	64.8	(6.3)
Miscellaneous operating expenses	19.6	20.3	(3.4)	53.9	58.7	(8.2)

Weighted average operating theatres (2)	205	233	(12.0)	209	240	(12.9)
Weighted average operating screens (2)	1,560	1,723	(9.5)	1,579	1,762	(10.4)
Weighted average screens per average theatre	7.6	7.4	2.9	7.6	7.3	2.9
Admissions per weighted average
operating theatre	$536,616	434,568	23.5	$1,369,421	1,167,255	17.3
Admissions per weighted average
operating screen	$70,517	58,766	20.0	$181,260	158,990	14.0
Concession sales per weighted average
operating theatre	$211,757	181,885	16.4	$549,021	486,173	12.9

     (1)  Includes revenue and expenses of all theatres operated by UATC that are more than 50% owned.

     (2)  Weighted average operating theatres and screens represent the number of theatres and screens operated weighted by the number of days operated during the period.

Revenue from Operating Theatres

Admissions:  The following table summarizes certain statistics pertinent to an analysis of admissions revenue:

	Thirteen Weeks Ended	Thirty-nine Weeks Ended
	September 27, 2001 Compared to	September 27, 2001 Compared to
	Thirteen Weeks Ended	Thirty-nine Weeks Ended
	September 28, 2000	September 28, 2000
Percentage change in:
Admissions:	8.6%	2.2%
Caused by:
Attendance increases (declines)	3.0	(2.3)
Price increases	5.5	4.6

Weighted average theatres	(12.0)	(12.9)
Weighted average screens	(9.5)	(10.4)

Admissions revenue per:
Weighted average theatre	23.5	17.3
Weighted average screen	20.0	14.0

The increases in admissions revenue shown above during the thirteen and thirty-nine weeks ended September 27, 2001 as compared to the thirteen and thirty-nine weeks ended September 28, 2000 are primarily the result of increases in same-theatre attendance and average ticket prices during the thirty-nine week period ended September 27, 2001.  The attendance increase during the thirteen week period ended September 27, 2001 as compared to the related period during 2000 was the result of a strong slate of films during late summer 2001, partially offset by decreases in weighted average operating theatres and screens.  The attendance decline during the thirty-nine weeks ended September 27, 2001 as compared to the thirty-nine weeks ended September 28, 2000 was caused by (1) decreases in weighted average operating theatres and screens as shown above, and (2) a continuing adverse impact on attendance at certain of UATC's older theatres due to the opening of new stadium seating theatres by UATC's competitors in certain markets. The decreases in weighted average operating theatres and screens are the results of sales and lease rejections and closures of under-performing theatres as part of UATC's reorganization through the Chapter 11 cases.  The increase in average ticket prices is primarily due to the closure of under-performing theatres which generally had lower average ticket prices as well as selective price increases and the mix of films released during the period.  The increase in industry admissions revenue during 2001 and the closure of under-performing theatres during 2000 resulted in an increase in admissions revenue per weighted average theatre and screen during the thirteen and thirty-nine weeks ended September 27, 2001, as compared to the thirteen and thirty-nine weeks ended September 28, 2000.

Concession sales:  Concessions sales revenue increased 2.4% and decreased 1.6%, respectively, during the thirteen and thirty-nine weeks ended September 27, 2001 as compared with the prior comparable periods.  The increase during the thirteen weeks ended September 27, 2001 compared to the thirteen weeks ended September 28, 2000 is the result of increased attendance during the late summer months as well as an 0.8% increase in concession sales per patron.  The decrease during the thirty-nine weeks ended September 27, 2001 compared to the prior year period is the result of the decreased attendance discussed above, partially offset by an increase in the average concession sales per patron of 1.3%.  Concession sales per weighted average operating theatre increased 16.4% and 12.9%, respectively, during the thirteen and thirty-nine weeks ended September 27, 2001 as compared to the thirteen and thirty-nine weeks ended September 28, 2000.  The increase in concession sales per operating theatre relates primarily to continued emphasis on sales staff training, concession stand renovations in certain high-volume theatres, and the closure or sale of older, smaller theatres with less efficient concession operations.  The slower growth of concession sales per patron was related to the weakening economy as well as by a less concession-friendly film mix during the 2001 periods as compared to the 2000 periods.

Other:  Other theatre operations segment revenue is derived primarily from electronic video games located in theatre lobbies, theatre screening and commercial rentals, and other miscellaneous sources.  Due primarily to the reduction in theatres operated, other revenue decreased 4.5% and 15.9%, respectively, for the thirteen and thirty-nine weeks ended September 27, 2001 as compared to the thirteen and thirty-nine weeks ended September 28, 2000.

Operating Expenses from Operating Theatres

Film rental and advertising expenses:  Film rental and advertising expenses increased 12.6% and 2.4%, respectively, during the thirteen and thirty-nine weeks ended September 27, 2001 as compared to the thirteen and thirty-nine weeks ended September 28, 2000, primarily as a result of the increase in admissions revenue discussed above.  Film rental and advertising expenses as a percentage of admissions revenue were 57.8% and 55.8% for the thirteen weeks ended September 27, 2001 and September 28, 2000, respectively, and 54.9% and 54.8% for the thirty-nine weeks ended September 27, 2001 and September 28, 2000, respectively.  These increases in film rental and advertising expenses as a percentage of admissions revenue relate to the fact that the 2001 summer films produced a larger percentage of their total gross during the first few weeks of the film's run, thus increasing their aggregate film cost percentage.  The film cost percentage on a given film is generally the highest during the film's first week, with the percentage decreasing on a sliding scale thereafter.  When an increasing percentage of the film's gross is achieved early in the film's run, the overall film cost percentage increases.  The growth in the number of industry screens during the past few years as well as increases in the number of prints distributed on a given film both appear to have contributed to this acceleration of ticket sales.  The higher film costs in 2001 were partially offset by lower advertising costs, as the result of reductions in the size and number of directory advertisements in some major markets, and reduced co-op advertising costs in 2001 compared to 2000.

Concession costs:  Concession costs include direct concession product costs and concession promotional expenses.  Concession costs as a percentage of concession sales revenue decreased to 11.3% and 11.4%, respectively, for the thirteen and thirty-nine weeks ended September 27, 2001 from 12.0% and 12.3%, respectively, for the thirteen and thirty-nine weeks ended September 28, 2000.  These decreases were due to purchasing cost reductions and additional rebates from certain concession vendors, as well as reduced concession promotional costs.

Occupancy expense:  The typical theatre lease arrangement provides for a base rental as well as contingent rentals that are a function of the underlying theatre's revenue over an agreed upon breakpoint.  Occupancy expense remained the same and decreased 9.4%, respectively, during the thirteen and thirty-nine weeks ended September 27, 2001 as compared to the thirteen and thirty-nine weeks ended September 28, 2000.  The decrease in occupancy costs during the thirty-nine weeks ended September 27, 2001 compared to the thirty-nine weeks ended September 28, 2000 is related to the sale, closure or rejection of under-performing theatres and a portion of the positive impact from certain completed lease renegotiations completed as part of the Company's reorganization, partially offset by higher base rentals on a new theatre opened in April 2000 and three stadium seating theatre leases that were renegotiated and assumed in July 2001 after another operator terminated those leases.  Occupancy expense for the thirteen weeks ended September 27, 2001 and September 28, 2000 includes $1.0 million and $1.2 million, respectively, and for the thirty-nine weeks ended September 27, 2001 and September 28, 2000 includes $3.0 million and $3.6 million, respectively, of non-cash charges relating to the effect of escalating leases which have been "straight-lined" for accounting purposes over the term of the leases.

Personnel expense:  Personnel expense includes the salary and wages of the theatre manager and all theatre staff, commissions on concession sales, payroll taxes and employee benefits.  Personnel expense decreased 0.9% and 6.3%, respectively, during the thirteen and thirty-nine weeks ended September 27, 2001 as compared to the thirteen and thirty-nine weeks ended September 28, 2000.  These decreases in personnel expense are primarily due to a reduction in the number of operating theatres during the year, partially offset by increased attendance and related theatre staffing costs during the most recent quarter as compared to the comparable period during 2000, and a 3.3% increase in the average hourly wage during the thirteen and thirty-nine weeks ended September 27, 2001 as compared to the thirteen and thirty-nine weeks ended September 28, 2000.  The increase in average hourly wage related primarily to the low unemployment rate and the resulting wage competition among retailers, and an increase in California's minimum wage.  Despite the increase in the average hourly wage, personnel expense as a percentage of admissions and concessions revenue decreased to 14.1% and 15.1%, respectively, for the thirteen and thirty-nine weeks ended September 27, 2001 from 15.2% and 16.3%, respectively for the thirteen and thirty-nine weeks ended September 28, 2000.

Miscellaneous operating expenses:  Miscellaneous operating expenses consist of utilities, repairs and maintenance, insurance, real estate and other taxes, supplies and other miscellaneous operating expenses.  Miscellaneous operating expenses decreased 3.4% and 8.2%, respectively, during the thirteen and thirty-nine weeks ended September 27, 2001 as compared to the thirteen and thirty-nine weeks ended September 28, 2000, primarily as a result of the sale or closure of under-performing theatres, partially offset by increases in utility costs and insurance costs in 2001 compared to 2000.

In-Theatre Advertising Segment

Thirteen and Thirty-Nine Weeks Ended September 27, 2001 and September 28, 2000

The following table summarizes operating revenue and expenses of Reorganized, Combined and Predecessor Company's In-Theatre Advertising segment for the thirteen and thirty-nine weeks ended September 27, 2001 and September 28, 2000 (dollars in millions):

	Reorganized Company	Predecessor Company		Combined Company	Predecessor Company
	Thirteen Weeks Ended		% Increase	Thirty-Nine Weeks Ended		% Increase
	Sept. 27, 2001	Sept. 28, 2000	(Decrease)	Sept. 27, 2001	Sept. 28, 2000	(Decrease)

Revenue	$2.7	2.6	3.8%	$6.7	7.1	(5.6)%

Operating expenses	0.1	0.2	(50.0)	0.3	0.4	(25.0)

Advertising revenue:  Advertising revenue includes rolling stock commercials, intermission slides, intermission music, lobby monitor advertising and entertainment, coupon distribution and customer sampling.  Revenues are primarily contingent upon the success of the sales efforts, as well as upon the location of theatres and attendance at the theatres.  In-Theatre Advertising revenue increased 3.8% during the thirteen weeks ended September 27, 2001 as compared to the thirteen weeks ended September 28, 2000 due to an increase in advertising accounts during the 2001 period compared to 2000 and the positive effect of several new advertising agreements that were signed during the third quarter of 2001.  In-Theatre Advertising revenue decreased 5.6% during the thirty-nine weeks ended September 27, 2001 as compared to the thirty-nine weeks ended September 28, 2000 primarily due to the general downturn in the advertising market, relating to a softer economy and the decline in dot.com and technology markets, and the reduction in weighted average screens.

Satellite Theatre Network™ Segment

Thirteen and Thirty-Nine Weeks Ended September 27, 2001 and September 28, 2000

The following table summarizes operating revenue and expenses of Reorganized, Combined and Predecessor Company's Satellite Theatre Network™ segment for the thirteen and thirty-nine weeks ended September 27, 2001 and September 28, 2000 (dollars in millions):

	Reorganized Company	Predecessor Company		Combined Company	Predecessor Company
	Thirteen Weeks Ended		% Increase	Thirty-Nine Weeks Ended		% Increase
	Sept. 27, 2001	Sept. 28, 2000	(Decrease)	Sept. 27, 2001	Sept. 28, 2000	(Decrease)

Revenue	$0.4	0.9	(55.6)%	$2.6	2.9	(10.3)%

Operating expenses	0.2	0.6	(66.7)	1.7	2.1	(19.0)

STN revenue:  The Satellite Theatre Network™ ("STN") rents theatre auditoriums for seminars, corporate training, business meetings, educational or communication uses, product and customer research and other entertainment uses.  Theatre auditoriums are rented individually or on a networked basis.  Revenues decreased 55.6% during the thirteen weeks ended September 27, 2001 as compared to the thirteen weeks ended September 28, 2000 and decreased 10.3% during the thirty-nine weeks ended September 27, 2001 as compared to the thirty-nine weeks ended September 28, 2000.  These decreases in revenue were due to customers' reluctance to book events while UATC's financial position was uncertain during the Chapter 11 reorganization, and the amount of lead time it takes to finalize sales and hold events.

STN expenses:  Expenses associated with the STN decreased 66.7% for the thirteen weeks ended September 27, 2001 as compared to the thirteen weeks ended September 28, 2000, and 19.0% for the thirty-nine weeks ended September 27, 2001 as compared to the thirty-nine weeks ended September 28, 2000, due primarily to the revenue variations discussed above as well as an increased focus on expense control and improved operating margins related to individual events.

The revenue and operating expenses discussed above are incurred exclusively within the theatres.  The other expense discussions below reflect the combined expenses of corporate, divisional and district operations, which relate to the three business segments discussed above.

General and Administrative Expense

General and administrative expense consists primarily of costs associated with functions at UATC corporate headquarters and two film booking and regional operating offices and nine district theatre operation offices (generally located in theatres).  Staff at the corporate headquarters includes theatre administrative and operating personnel, In-Theatre Advertising and Satellite Theatre Network™ sales and marketing staff, and other support functions.  General and administrative expenses decreased $0.7 million, or 13.2%, for the thirteen weeks ended September 27, 2001 as compared to the thirteen weeks ended September 28, 2000, and $2.0 million, or 12.3%, for the thirty-nine weeks ended September 27, 2001 as compared to the thirty-nine weeks ended September 28, 2000.  These decreases were primarily the result of the elimination of four district offices, a reduction in the number of corporate personnel commensurate with the decrease in theatres operated, and other expense efficiency measures.

Depreciation and Amortization

Depreciation and amortization expense includes the depreciation of theatre buildings and equipment and the amortization of theatre lease costs.  Depreciation and amortization decreased $0.4 million and $2.5 million, respectively, during the thirteen and thirty-nine weeks ended September 27, 2001 as compared to the thirteen and thirty-nine weeks ended September 28, 2000.  This decrease is primarily due to the closures of under-performing theatres during 2000 and the effect of the revaluation of assets resulting from the application of fresh-start accounting.

Operating Income (Loss)

During the thirteen and thirty-nine weeks ended September 27, 2001 UATC had operating income of $13.1 million and $30.2 million, respectively, compared to operating losses of $15.1 million and $34.2 million, respectively, for the thirteen and thirty-nine weeks ended September 28, 2000.  These positive changes in operating income relate primarily to the reduction of asset impairment, lease exit, and restructure costs as a result of the completion of the Company's restructuring, improved operating results due to various theatre operating and corporate expense control measures, the closure of under-performing operating theatres, and a favorable film release schedule during the first quarter and late summer months of 2001.

Interest, Net

Interest, net decreased $6.0 million for the thirteen weeks ended September 27, 2001 as compared to the thirteen weeks ended September 28, 2000, and $13.3 million for the thirty-nine weeks ended September 27, 2001 as compared to the thirty-nine weeks ended September 28, 2000.  These decreases were due primarily to a lower average debt balance resulting from the completion of the Chapter 11 reorganization, along with lower market interest rates during 2001 as compared to 2000.

Net Income (Loss)

As set forth in the following period over period comparison, exclusive of reorganization items and the extraordinary item resulting from extinguishment of debt, during the thirty-nine weeks ended September 27, 2001 net income increased to $6.5 million, versus the $70.7 million loss during the thirty-nine weeks ended September 28, 2000.  This increase relates primarily to the increased operating income and reduced interest expense discussed above.

	Combined Company	Predecessor Company
	Thirty-nine weeks ended	Thirty-nine weeks ended
	September 27, 2001	September 28, 2000
Net income (loss)	$ 227.4	(80.9)
Less:
Extraordinary item	187.6	-
Reorganization items	33.3	(10.2)
Adjusted net income (loss)	$ 6.5	(70.7)

Liquidity and Capital Resources

For the thirty-nine weeks ended September 27, 2001 net cash provided by operating activities of $2.7 million, along with asset sale proceeds of $5.2 million, and cash provided by financing activities of $2.8 million, was utilized to reduce outstanding debt and cash overdrafts by $3.1 million, to fund capital expenditures of $5.8 million, to pay reorganization-related costs of $7.0 million, and for other expenditures totaling $1.3 million.  This resulted in a $6.5 million reduction of cash balances during the thirty-nine weeks ended September 27, 2001.

Substantially all of UATC's admissions and concession sales revenue is collected in cash.  UATC benefits from the fact that film expenses (except for films that require advances) are usually paid 15 to 45 days after the admissions revenue is collected.

The Plan resulted in the reduction of Pre-Petition Senior debt of UATC from approximately $439.7 million to approximately $252.1 million under the Restructured Term Credit Facility.  The Restructured Term Credit Facility is subject to various covenants and limitations, including limitations on capital expenditures and on additional indebtedness, as well as various financial covenants.  Upon the Plan being declared effective, the outstanding balance of a $25.0 million debtor-in-possession credit facility that had been obtained on September 5, 2000 was repaid in full through an initial draw of $12.5 million on the $35.0 million Revolving Credit Facility.  The Revolving Credit Facility, which matures in August 2004, allows for issuance of letters of credit up to $10.0 million, and includes substantially the same covenants and limitations as the Restructured Term Credit Facility.  As of October 25, 2001 there was $4.8 million of borrowings outstanding under the Revolving Credit Facility.

At September 27, 2001, UATC had completed the renovation of a 10 screen theatre with stadium seating in the Philadelphia market and other renovations to several small market theatres.  UATC is currently completing the construction of one theatre assumed from another theatre operator and has begun a project for the addition of five screens and renovation (with stadium seating) of the existing nine screens at a second theatre, both in the New York City market.  Through September 27, 2001, approximately $1.3 million had been invested in these redevelopment projects.  When completed, these projects are expected to cost approximately $11.9 million, $6.0 million of which has been made available by the landlord on one project.  In addition, predevelopment work, including construction plans and governmental approvals, are being completed related to 12 theatres (111 screens) in several of the Company's key markets.  These redevelopment efforts include the replacement of existing theatres with a new theatre and the renovation with stadium seating and/or expansion of existing theatres.  UATC expects these redevelopment efforts will cost approximately $28.8 million over the next 12 to 18 months. In addition, certain other theatres in several strategic markets are currently being reviewed for possible stadium seating renovations and/or screen additions.  Because UATC's future capital spending plans relate primarily to the renovation and/or expansion of existing key locations, the timing of such commitments and expenditures is flexible.  Therefore, they can be matched to net cash provided by operating activities and asset sales.  This strategy to renovate existing locations with state of the art amenities such as stadium seating is intended to allow UATC to defend and expand its current market positions by capitalizing on the value of its existing well located theatres and thus limiting the amount of capital invested per screen.  UATC believes this strategy provides for a better investment return and more favorable risk/return profile.

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

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, and establishes that any purchase price allocable to an assembled workforce may not be accounted for separately.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt provisions of SFAS No. 141 immediately and SFAS No. 142 effective July 1, 2002.  Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature.  Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.  The Company does not expect the impact of adopting SFAS Nos. 141 and 142 to be significant.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

UATC is subject to market risk associated with changes in interest rates on its debt obligations.  As of September 27, 2001, the Company had $258.3 million of long-term debt of which $247.8 million was floating rate debt.  The average interest rate at September 27, 2001 was 7.6%.  A change of 1% to the interest rate at September 27, 2001 would result in a change of approximately $2.5 million in the annual interest expense of UATC.

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

Date: November 7, 2001