Form 10-K
period 2002-01-03
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2002-04-04
CIK 889570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2002	Commission file number: 333-1024

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Registrants telephone number, including area code (303) 792-3600

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes     X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

State the aggregate market value of the voting stock held by non-affiliates of the registrant.  N/A.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(c) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes      X      No

The number of shares outstanding of $1.00 par value common stock at March 26, 2002 was 100 shares.

United Artists Theatre Circuit, Inc.

Annual Report on Form 10-K

January 3, 2002

Table of Contents

PART I

			Page
Item 1	-	Business	4

Item 2	-	Properties	16

Item 3	-	Legal Proceedings	16

Item 4	-	Submission of Matters to a Vote of Security Holder	16

PART II

Item 5	-	Market for Registrants Common Equity and Related Stockholder
		Matters	16

Item 6	-	Selected Financial Data	17

Item 7	-	Managements Discussion and Analysis of Financial Condition and
		Results of Operations	18

Item 7 A	-	Quantitative and Qualitative Disclosures About Market Risk	25

Item 8	-	Financial Statements and Supplementary Data	25

Item 9	-	Changes in and Disagreements with Accountants on Accounting
		and Financial Disclosure	25

PART III

Item 10	-	Directors and Executive Officers of the Registrant	48

Item 11	-	Executive Compensation	50

Item 12	-	Security Ownership of Certain Beneficial Owners and Management	53

Item 13	-	Certain Relationships and Related Transactions	54

PART IV

Item 14	-	Exhibits, Financial Statement Schedules, and	55
		Reports on Form 8-K

Signatures

CAUTIONARY STATEMENT REGARDING

FORWARD LOOKING STATEMENTS

Certain of the matters discussed in this form 10-K may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended.  Such forward-looking statements involve uncertainties and other factors and the actual results and performance of United Artists Theatre Circuit, Inc. ("UATC" or the "Company") may be materially different from future results or performance expressed or implied by such statements.  Cautionary statements regarding the risks associated with such forward looking statements include, without limitation, those statements included under "Managements Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk."

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
  the ability of the management of UATC and the other theatre circuits under common control to successfully integrate the operations, employees, and management of these theatre circuits;
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

PART I

Item 1.     Business

(a)     General Development of Business

United Artists Theatre Company (" the Parent" or "United Artists") (formerly known as OSCAR I Corporation), a Delaware corporation, and an affiliated company, OSCAR II Corporation ("OSCAR II"), were formed by Merrill Lynch Capital Appreciation Fund II ("ML Fund II") in February 1992 for the purpose of acquiring United Artists Theatre Circuit, Inc. ("UATC" or the "Company") and United Artists Realty Company ("UAR") from an affiliate of Tele-Communications, Inc. ("TCI") (the "Acquisition").  OSCAR II was subsequently merged into OSCAR I Corporation.

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

Despite UATC's efforts to reduce and focus its capital spending and close or dispose of unprofitable operations, the level of capital spending by competition continued to have a negative effect on UATC's operating cash flow and liquidity.  On September 5, 2000 (the "Petition Date"), UATC and certain of its subsidiaries, as well as United Artists and certain of the Parents subsidiaries (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the District of Delaware, with all such cases being jointly administered for procedural purposes under Case No. 00-00-3514 (SRL) (the "Chapter 11 Cases") as well as a joint plan of reorganization.  On January 22, 2001 the joint plan of reorganization, as amended, (the "Plan"), was approved by the Court, and the Debtors declared the Plan to be effective on March 2, 2001.

Upon the Parent's exit from bankruptcy, The Anschutz Corporation ("TAC"), affiliates of which were pre-petition senior lenders, owned approximately 54% of its equity on a fully diluted basis.  The remainder was owned by other pre-petition senior lenders, the Parent's prepetition subordinated lenders, and management.  On March 8, 2002, TAC entered into an agreement to exchange its equity in the Parent for shares of common stock of Regal Entertainment Group ("REG"). REG is an entity formed and controlled by TAC.  Also on March 8, 2002, REG agreed to exchange its stock for stock in two other theatre companies also controlled by TAC.  As part of the formation of REG, a separate subsidiary of REG ("Regal CineMedia Corporation, or "RCM") was formed to focus on growth of the ancillary revenue opportunities within the commonly controlled theatre circuits, thereby allowing theatre management to focus on enhancing theatre operations.  As part of the combination within REG of UATC and it's Parent, it is expected management of the movie exhibition aspects of UATC's theatre operations will be consolidated with the theatre management of the other theatre circuits controlled by TAC.  Management agreements will be established between UATC and Regal Cinemas, Inc. which will run the consolidated theatre operations.  Also, agreements will exist between UATC and RCM under which RCM will manage the ancillary revenue aspects of UATC's theatre operations and of the other theatre circuits controlled by TAC.

The current corporate structure of the Parent and UATC is as follows:  The Parent has two wholly owned subsidiaries, UATC and UAR.  UATC leases certain theatres from both UAR and one of UAR's wholly owned subsidiaries, Prop. I.

(b)     Narrative Description of Business

UATC is a leading motion picture exhibitor in North America.  At January 3, 2002, exclusive of managed theatres, UATC operated 1,554 screens at 201 theatres located in 22 states.  UATC licenses films from all major and independent film studios and derives revenues primarily from theatre admissions and concession sales.  UATC operates screens in eight of the ten largest demographic market areas ("DMAs") in the United States and approximately 60.2% of its screens are located in the top 20 DMAs.  UATC believes that it is one of the largest single exhibitors, based on number of screens, in many of its core areas of operation and that this market position provides several operating benefits.  Theatre operations in six states (California, New York, Pennsylvania, Florida, Texas and Colorado) accounted for approximately 59.5% and 60.2% of UATC's total theatres and screens, respectively, at January 3, 2002 and 68.0% of UATC's theatrical revenue for the fiscal year ended January 3, 2002.

UATC has invested more than $523.6 million since January 1, 1992 toward improving the quality of its asset base by, among other things, renovating existing theatres and constructing new state-of-the-art theatres.  Approximately 56.4% of UATC's screens (876 screens) have been constructed since January 1, 1992.  Virtually all of the theatres UATC has built since 1997 have been state-of-the-art, 9 to 16 screen multiplex theatres with stadium seating, high-backed rocking seats, digital sound, expanded concession areas and other state-of-the-art design features and amenities.  In addition, since 1997 six theatres (64 screens) have been rebuilt or renovated to accommodate stadium seating.  These state-of-the-art amenities will be included in UATC's renovations to existing theatres as well as construction of any newly built theatres.  As compared to the prior generation of non-stadium theatres, UATC believes that these theatres provide a higher quality entertainment experience for patrons and significant operating efficiencies and improved economics for UATC.

At January 3, 2002, UATC operated 33 theatres (401 screens) which offered stadium seating, representing 26% of UATC's screens.  Approximately $43.5 million or 53.5% of UATC's operating income (loss) from continuing operations before depreciation and amortization expense, (loss) gain on disposal of operating assets, loss on impairment of assets, theatre closing costs, lease exit and restructure costs, legal and professional fees related to restructuring and merger and recapitalization expenses ("EBITDA") in 2001 was generated in these stadium seating theatres.  Same theatre EBITDA in UATC's stadium theatres grew 37.1% in 2001 while same theatre EBITDA in non-stadium seating theatres grew 12.1%.  At December 2001, approximately 90.8% of UATC's screens were located in theatres with five or more screens.  UATC's average number of screens per theatre has increased 60.4% from 4.8 at January 1, 1992 to 7.7 at January 3, 2002.

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

As the level of the capital spending of its competitors peaked during 1999, UATC accelerated its plan to divest under-performing and non-strategic theatres and terminate unprofitable leases.  In addition to the effort of UATC's personnel, an outside consultant was engaged to facilitate negotiations with landlords.  As part of the disposition plan UATC recorded estimated lease termination costs of $22.5 million during 1999.

Due to a decline in EBITDA and lack of operating liquidity, in late February 2000, the Parent initiated discussions with the senior secured lenders under its Bank Credit Facility (the "Pre-Petition Credit Facility"), and with the studios and certain other creditors regarding a recapitalization plan.  Once a recapitalization plan had been approved by it's senior secured lenders, the Parent initiated discussions with the holders of its Senior Subordinated Notes (the "Notes") with respect to that recapitalization plan, and on September 4, 2000 completed an agreement with such holders.  On September 5, 2000, as previously discussed, the Chapter 11 Cases and the Plan were filed with the United States Bankruptcy Court.

In conjunction with the reorganization, the Pre-Petition Credit Facility was restructured into a Restructured Term Credit Facility (the "Term Facility") of approximately $252.2 million, and an additional $35.0 million Revolving Credit Facility was obtained.

A settlement agreement was reached with the committee representing the unsecured creditors in the Chapter 11 Cases.  As a result of this agreement, a pool of $5.0 million in cash and $1.1 million in payment-in-kind notes was established for distribution on a pro rata basis to the unsecured creditors.

As part of UATC's reorganization, the Company successfully renegotiated the leases for 32 theatres.  This included reductions in occupancy costs (rent, common area maintenance and taxes) for theatres that had positive cash flow, but had low operating margins, or had negative prospects for the future.  As a result of these negotiations, UATC was able to (i) reduce fixed occupancy cost to levels where the theatres are profitable, (ii) convert the rents to percentage rent only structures and/or, (iii) break-up the remaining lease term into shorter option periods so that should the theatres future revenue decline to an unprofitable level, the lease can either be terminated at a low cost or not be renewed at the end of an option period.

On March 2, 2001, UATC adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7").  Under fresh-start reporting, the reorganization value of UATC, which represents the fair value of all of UATC's assets (net of liabilities), was determined through negotiations between the Company' management and its pre-petition creditors and such reorganization value is allocated to the Company' assets based on their relative fair values.  Liabilities, other than deferred income taxes, are also stated at their fair values.  Deferred taxes are determined in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 109.  Application of SOP 90-7 creates a new reporting entity having no retained earnings or accumulated deficit.  The estimated reorganization value of United Artists as of March 2, 2001 was approximately $360 million, of which approximately $300 million was attributable to UATC.

UATC's post-reorganization balance sheet, statement of operations and statements of cash flow which reflect the application of fresh-start reporting, have not been prepared on a consistent basis with the pre-reorganization financial statements and are not comparable in all respects to the financial statements prior to the reorganization. Accordingly, for periods prior to March 2, 2001, the assets and liabilities of UATC and the related consolidated financial statements are referred to herein as "Predecessor Company", and for periods subsequent to March 1, 2001, the assets and liabilities of UATC and the related consolidated financial statements are referred to herein as "Reorganized Company".  The "Company" and "UATC" refer to both Reorganized Company and Predecessor Company.

As a consequence of the Plan, on March 2, 2001, the Parent's capital structure consisted of approximately $252.2 million of debt under the Term Facility, convertible preferred stock with a par value of $0.1 million and a liquidation value of $57 million, 10 million shares of common stock with a par value of $0.01 per share and 5.6 million warrants with a fair value of $0.28 per warrant.  TAC, affiliates of which were pre-petition senior lenders, converted 100% of its senior debt into a combination of convertible preferred stock, common stock and 3.8 million warrants ($10.00 exercise price) to purchase common stock of the Parent which, in aggregate, represented at that time approximately 54% of the fully diluted common equity of the Parent.  Other senior lenders under the Pre-Petition Credit Facility received common stock in the Parent representing approximately 29% of the fully diluted common stock and subordinated lenders of the Parent received 1.8 million common stock warrants with an exercise price of $10.00 per share representing approximately 7% of the fully diluted common stock, with the remaining fully diluted common stock (approximately 10%) reserved for management stock options.

Industry Overview

According to the National Association of Theatre Owners, more than 480 participants in the domestic motion picture theatre exhibition business operate approximately 35,459 screens in North America at the end of 2001.  At June 2001, the top ten companies operated approximately 51.2% of the total screens as compared to 31.0% in 1986.  The remainder of the domestic motion picture theatre exhibition industry is highly fragmented, with the remaining 48.8% of the screens being operated by approximately 477 exhibitors.  UATC has the sixth largest share of total screens with approximately 4.4% of all screens in North America at the end of 2001.

The majority of the theatres operated in North America are multi-screen theatres with four to 12 screens and sloped floors ("multiplex").  During 1996 a new theatre design known as the megaplex, which generally has between 14 and 30 screens in a single theatre, became the industry standard in most major markets.  As UATC adopted the industry standards of stadium seating and other improved amenities in its renovation efforts, UATC focused its efforts on theatres with 12-16 screens and 50,000 to 60,000 square feet as it considered this design to be of optimal size and provide the best investment risk/return characteristics.  The multiplex and megaplex formats provide numerous benefits for theatre operators, including allowing facilities (such as concession stands and restrooms) and operating costs (such as lease rentals, utilities and personnel) to be allocated over a larger base of screens and patrons.  Multiplexes and megaplexes have varying auditorium seating capacities (typically from 100 to 500 seats) which allow for multiple showtimes of the same film and a variety of films with differing audience appeal to be shown.  They also provide the flexibility to shift films to larger or smaller auditoriums depending on their popularity.  To limit crowd congestion and maximize the efficiency of floor and concession staff, the starting times of films can be staggered.  The number of screens nationally increased 8.0% in 1998 and 8.8% in 1999, and then decreased 2.2% in 2000 and 1.6% in 2001, while the construction cost per screen of a stadium seating megaplex has increased to $1.0 million or more.  In contrast, the annual average rate of increase in the number of screens from 1965 to 1995 was only approximately 3.5% and the construction cost per screen during this time period was less than half of the current cost.

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

Motion pictures are generally made available through various distribution methods at various dates after the theatrical release date.  The release dates of motion pictures in these other "distribution windows" begin four to six months after the theatrical release date with video cassette rentals, followed generally by off-air or cable television programming, including pay-per-view, pay television, other basic cable and broadcast network syndicated programming.  These new distribution windows have given content owners the ability to generate a greater portion of a films revenues through channels other than theatrical release.  This increased revenue potential after a films initial domestic release has enabled major studios and certain independent producers to increase film production and theatrical advertising.  According to the National Association of Theatre Owners, the additional non-theatrical revenue has also allowed for higher individual film production and marketing costs.  The average cost to advertise and promote a motion picture was approximately $24.5 million, $27.3 million and $31.0 million in 1999, 2000 and 2001, respectively, as compared with $6.7 million in 1986.

These higher production and advertising costs have made a successful theatrical release more important.  Studios strive for a successful opening run at the theatre to establish a film and substantiate the films revenue potential both internationally and through other distribution windows.  The value of home video and pay cable distribution agreements frequently depends on the success of a films theatrical release.  Furthermore, the studios revenue-sharing percentage and ability to control who views the product within each of the distribution windows generally declines as one moves farther from the theatrical release window.  Because theatrical distribution remains the cornerstone of a films financial success, it is the focal distribution window for the publics evaluation of films and motion picture promotion.

UATC believes that the U.S. motion picture exhibition industry will benefit from the following trends:

  Increased Marketing of New Releases by Studios.  Movie studios have increased marketing expenditures per new film at a compound annual growth rate of approximately 10% since 1995.  Because domestic movie theatres are the primary distribution channel for domestic film releases, the theatrical success of a film is often the most important factor in establishing its value in other film distribution channels, including home video, cable television, broadcast television and international releases.
  Affordable and Increasingly Attractive Form of Entertainment.  UATC believes that patrons are attending movies more frequently because moviegoing is convenient, affordable and attractively priced relative to other forms of out-of-home entertainment.  Since 1991, per capita movie attendance has grown from 4.5 to 5.3 times per year.  Over this period, average ticket prices for movies have increased at a compound annual growth rate of only 3%, while ticket prices for professional sporting events and concerts have increased at approximately three times that rate.
  Ongoing Screen Rationalization.  In 2000 and 2001, substantially all of the major exhibitors reduced their expansion plans and implemented screen rationalization programs to close under-performing theatres.  This screen count rationalization benefits exhibitors as patrons of closed theatres migrate to remaining theatres, thereby increasing industry-wide attendance per screen and operating efficiencies.
  Model Facilities Lower Future Capital Requirements.  UATC believes that the modern, 10 to 18 screen megaplex is the appropriate facility for most markets.  Over the last several years, major exhibitors spent substantial capital upgrading their asset bases, including the development of the megaplex format and introducing enhanced amenities such as stadium seating and digital sound.  Given the substantial capital spent on theatre circuit expansion and facilities upgrades, UATC believes that major exhibitors have reduced their capital spending for new theatre construction or further upgrades.

Business and Operating Strategy

The Company plans to increase its operating margins and profitability through the following:

Improve Theatre Operating Margins and Cash Flow.  During the years 1998 through mid-2000, as the aggregate industry screen count rose from 34,186 to 37,396, aggregate industry revenue grew at a much slower rate.  Industry revenue, therefore decreased on a per screen basis.  Since it is generally difficult to terminate theatre leases prior to their lease expiration date, older theatres which were rendered economically obsolete by the newer stadium seating could often not be closed in order to eliminate their costs of operation.  Additionally, because stadium seating theatres are significantly more expensive to build than were the previous sloped floor style of theatre, fixed occupancy costs on the stadium seating theatres are a larger percentage of the theatres total operating expense.  The combination of these two factors led to significant declines in theatre operating margins for the industry as a whole, including UATC.

As part of the Chapter 11 Cases, the leases underlying theatres with negative EBITDA were either rejected as allowed under the Plan and the Bankruptcy Code, or renegotiated so that the theatre now has positive EBITDA.  The positive impact of this can be seen in UATC's EBITDA margins, which increased from 10.9% in fiscal 2000 to 13.5% for the post bankruptcy 2001 period.  However, the increase in EBITDA margins during 2001 is not entirely attributable to the elimination of theatres with negative EBITDA.  Other operational improvements, on which continued emphasis will be placed into the future, also contributed to the increased EBITDA margins, as discussed below.

Management intends to continue to foster its studio relationships in order to obtain the optimal number of marketable motion pictures.  Recognizing that UATC and the studios rely very heavily on each others success, UATC will also be placing increased emphasis in the following film-related areas which should benefit both UATC and the studios:

    Increasing the efficiency of co-op newspaper advertising;
    Developing lower cost advertising arrangements, allowing for reduced reliance on newspapers while leveraging the Internet; and
    Working to reduce the cost of shipping prints.

During 2001, concession revenue per patron increased 1.3% as compared to 2000.  Continued emphasis will be placed on increasing concession per capita through continuing to improve the training of theatre managers and staff, and introducing new concession products which promote incremental sales rather than cannibalizing higher margin sales of popcorn and soda.  Additionally, automated vending areas will be created to mitigate the effects of rising payroll costs, and high attendance concession stands will be renovated with a new, more efficient design.  At the same time, concession costs (which decreased as a percentage of concession revenue from 11.7% in 2000 to 11.4% in 2001), will be contained through continual review and renegotiation of related contracts, as well as through usage controls already in place at theatres.

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

UATC constructs its new theatres or renovates existing theatres with stadium seating, digital sound, comfortable high back rocker seats and other popular design features and amenities.  UATC believes that this theatre design will provide an optimal relationship between the number of screens (10 to 18) and the size of the auditoriums (125 to 400 seats), maximize the revenue per square foot or seat generated by the facility and reduce the cost per square foot or seat of construction and operation.  This strategy, in combination with an emphasis on concession sales, is designed to improve revenue and profitability by enhancing attendance and concession sales, theatre utilization and operating efficiencies and provide more efficient clustering around regional and district management centers.  UATC believes that theatres which are larger than 18 screens tend to have a higher level of return risk because they require both a larger capital investment and a larger drawing area (exposed to more potential competition) to be successful.  This strategy generally results in a diminishing return on capital investment for the incremental screens.

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

In fiscal year 2001, UATC assumed the leases of four locations previously operated by another theatre operator in the New York City market and completed the stadium seating retrofit of two theatres totaling 19 screens, one of which is also being expanded by five screens.  During 2002, UATC plans to complete stadium renovations to twelve locations, which will result in 14 new stadium auditoriums and the conversion of 106 current screens to stadium seating.

Dispose of Under-Utilized Real Estate and Under-Performing Theatres.  UATC continues to pursue a strategy of divesting under-performing or non-strategic assets by:

    terminating or renegotiating leases for under-performing theatres; and
    selling real estate underlying non-strategic or under-performing theatres.

During fiscal year 2001, UATC closed or sold 16 under-performing or non-strategic theatres (94 screens) for which net cash proceeds of $6.7 million were received.  Many of the theatres closed were not profitable or were located in areas that are not part of UATC's long-term strategic plans.  The divestiture plan is designed to increase EBITDA and EBITDA margins by discontinuing operations at under-performing and non-strategic locations.  The 16 closed or sold locations included four theatres that were leased from UAR and seven locations leased under various sale and leaseback transactions.  The remaining five locations are made up of one theatre lease that was rejected in early 2001 and four third-party leases that UATC did not renew.  UATC intends to sell the under-utilized real estate and use the proceeds to repay debt and fund its reinvestment activities.  Also, in February 2001, UATC finalized an amendment to its December 1995 sale and leaseback transaction to allow for the sale of economically obsolete theatre properties included in that transaction, which, if the planned sales are consummated, will reduce future occupancy costs.  The lease renegotiations related to 32 theatres completed during the Company's Chapter 11 reorganization contributed to an 8.5% decrease in total occupancy costs from 2000, along with shorter lease terms at some locations, which are expected to allow for more profitable operations at these theatres for the foreseeable future.  During 2002, continued emphasis will be placed on the sale of owned theatres and theatres within sale and leaseback transactions which are either under-performing or could be more profitably used for a non-theatrical purpose.

Operations

Overview

The following table summarizes the screens and theatres in which UATC owned more than a 50% interest at the end of each of the last five years:

	1997	1998	1999	2000	2001
Number of Theatres	338	319	283	213	201
Number of Screens	2,172	2,184	2,018	1,599	1,554
Average Screens per Theatre	6.4	6.8	7.1	7.5	7.7
Number of North America screens	31,865	34,168	37,185	36,264	35,459
UATC's share of industry screens	6.8%	6.4%	5.4%	4.4%	4.4%

UATC also manages four other theatres (20 screens) in the United States in which it owns a 50% or less interest.

As set forth in the following table, although UATC operates some smaller theatres (in terms of number of screens), approximately 90.8% of UATC's screens as of January 3, 2002 were in theatres containing five or more screens:

Number of Screens	Number of	% of	% of
Per Theatre	Theatres	Total Screens	Total Revenue

Greater than 10	34	28.5%	36.9%
9 - 10	51	31.7	30.4
7 - 8	33	16.5	12.9
5 - 6	38	14.1	12.4
3 - 4	33	8.0	5.8
1 - 2	12	1.2	1.6

Revenue

UATC's principal sources of revenue from its theatres are derived from theatrical admissions and concession sales. For the fiscal year ended January 3, 2002, theatrical admissions and concession sales comprised approximately 68.6% and 27.5% of UATC's revenue, respectively.  The remaining 3.9% of revenue for this period was derived primarily from In-Theatre Advertising, The Satellite Theatre Network™ , electronic video games located in theatre lobbies and other miscellaneous sources.

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

Film Licensing

UATC obtains licenses to exhibit films by directly negotiating with film studios on a film-by-film and theatre-by-theatre basis.  UATC licenses films through its booking offices located in New York and Los Angeles.  Individuals in the booking offices are responsible for booking films for theatres in their assigned regions.  This regional film booking structure allows UATC to maintain better relationships with the film studios regional representatives and provides better insight to the regional film tastes of its patrons.  UATC licenses films from all of the major and independent film studios and is not overly dependent on any one film studio for film product.

UATC licenses the majority of its first run films from studios owned by the major and independent film production companies.  Each film studio establishes geographic areas known as "film zones," and typically allocates each of its films to only one theatre within each film zone.  In most cases where there is more than one exhibitor in a film zone, this allocation process is based on long-standing relationships between the studio and exhibitor with respect to that theatre or is done on an alternating basis.  In certain very limited cases where several exhibitors operate in a single film zone, films are allocated based on an exhibitor bidding process.  The size of a film zone is based primarily upon population density.  UATC operates 128 theatres in non-competitive film zones and, therefore, does not currently compete with other exhibitors for licensing specific film product in those film zones.

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

The terms of the film licenses (and hence the film rental costs) with certain film studios are historically finalized after exhibition of the film in a process known as "settlement."  The settlement process considers, among other things, the actual success of a film relative to original expectations, an exhibitor's commitment to the film and the exhibitors relationship with the film studio.  UATC has historically been able to license a majority of the motion pictures available; however, there is no guarantee that this will continue.

Marketing and Advertising

UATC relies principally upon newspaper advertisements, newspaper film schedules, the Internet, MovieFone and word of mouth to inform its patrons of film titles and exhibition times.  UATC typically pays for local newspaper advertisements to promote its theatres and inform its patrons of the films being played and show times.  In many areas, the films studio pays for multi-media advertisements for upcoming film releases.  In many areas there is also a "co-op" arrangement whereby the exhibitors and studios share in the cost of film advertisement in newspapers.  Film studios will also typically pay for radio and television spots to promote certain motion pictures and special events.

Prior to the opening of a new theatre, or re-opening of a renovated theatre, UATC typically initiates a marketing campaign that advertises and promotes the new theatre for several weeks to several months prior to the theatres opening date.  When a theatre is performing below management's expectations, UATC may also initiate a newspaper marketing campaign with the objective of increasing attendance at the theatre.

Theatre Properties

The majority of UATC's theatres are located in freestanding buildings or are "anchor" tenants in regional malls or strip centers.  Typically, UATC's third-party leases have remaining terms ranging from 10 to 25 years and provide for options to extend for up to 20 additional years at UATC's election.  The leases generally provide for annual base rent and many require contingent rent based upon a percentage of the leased theatres revenue over a certain breakpoint. Certain of the leases provide for escalating minimum annual rentals.  The leases typically require UATC to pay for property taxes, insurance and certain of the lessors overhead costs.  UATC expects that in the normal course of business, desirable leases that expire will be renewed or replaced by other leases, although such renewals or replacements may be on different terms.  UATC owns directly or through its subsidiaries substantially all of the theatre equipment used in all of its theatres.

UATC has historically financed, and to the extent there is additional new construction of theatres, plans to continue to finance, a significant portion of the cost of construction, by entering into long-term leases or sale and leaseback transactions.  UATC's long-term leases typically have initial terms of 15 to 25 years with renewal options and require the landlord to provide a significant portion of the up-front construction costs.  As a result, capital expenditures are often only required for equipment and certain tenant finishes, thereby reducing the required net capital expenditures.  A summary of UATC's theatre leases, excluding leases with affiliates, as of January 3, 2002 is as follows (base rent in millions):

Primary Remaining Terms (yrs.)	Leases	Screens	Base Rent
1-3	39	206	$3.7
4-6	32	214	6.7
7-9	16	118	5.7
more than 9	91	870	55.1

Construction. UATC intends to add additional screens to existing key theatres and refurbish or rebuild existing key theatres to strengthen and expand its position in existing key markets in accordance with its capital investment plan. UATC believes that renovating, expanding or completely rebuilding certain of its existing theatre locations provides it with a significant competitive advantage.  In many of the large metropolitan areas the availability of suitable theatre sites is limited. The capital costs associated with renovating or expanding an existing theatre are usually significantly less than for constructing a new theatre. Additionally, the timing of these capital expenditures is flexible and, thus, can be matched to cash flow, asset sales and other sources of capital.

UATC expects to construct new theatres on a very selective basis.  Theatres will be constructed in its existing core areas of operation only where the area is considered under-screened. Each new location is selected after considering UATC's relative strength in the particular area, the number of existing competitive screens, growth potential of the area and the minimum threshold population within a certain radius of the theatre. As part of its construction strategy, UATC intends to construct stadium seating theatres that have a favorable balance between the number of screens (10 to 18) and the size of the auditoriums (125 to 400 seats). UATC believes that this balance will allow UATC to provide an adequate number of screens for film studios and increased entertainment value to patrons afforded by larger auditoriums.  The construction of new theatres which are not simply replacing existing theatres is not a significant part of UATC's capital spending plan, as UATC's management believes that most markets are already over-screened.

As a result of new construction and the closure of older, smaller theatres, approximately 56.4% of UATC's screens have been constructed since January 1, 1992 and approximately 76.8% of theatres operated on January 1, 1992 have been sold or closed. As a result of this new construction and the sale or closure of older, smaller theatres, UATC's average number of screens per theatre has increased 60.4% from 4.8 screens at January 1, 1992 to 7.7 screens at January 3, 2002.

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

Theatrical exhibitors depend upon strong geographic positioning to obtain the most attractive film rental arrangements because film bookings are negotiated on a theatre-by-theatre basis. Strong geographic positioning in terms of both numbers of screens and locations enhances the attractiveness of a theatre exhibitor to film studios, in part because of the exhibitors ability to influence the local success of a film release.

While UATC's theatres are located in 22 states, the majority of UATC's screens are located in large and medium sized metropolitan areas in California, southern New York (primarily New York City and Long Island), Florida, Texas, eastern Pennsylvania (including Philadelphia), and Colorado.  UATC believes that it has a good balance and strong position in many of these major metropolitan areas and in several rural or smaller metropolitan areas where there is reduced competition. The six states that represent the largest geographic concentration of theatres and screens operated accounted for approximately 59.5% and 60.2% of UATC's total theatres and screens, respectively, at January 3, 2002 and generated approximately 68.0% of UATC's admissions and concessions revenue for the fiscal year ended January 3, 2002, and were as follows:

	Total Number	Total Number	% of
	of Theatres	of Screens	Theatrical Revenue
New York	27	219	19.9%
California	33	199	15.7
Pennsylvania	16	129	9.2
Texas	17	161	9.0
Colorado	14	104	9.0
Florida	15	135	5.2
Other	83	627	32.0
Total theatres operated	205	1,574	100.0%

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

    which films a particular theatre is exhibiting;
    location of theatres;
    comfort and quality of theatres, including stadium seating; and
    ticket prices.

Film patrons are not "brand" conscious and generally choose a theatre because of film selection, showtimes, location and quality of the theatre.

Competition among theatre circuits for licensing popular films occurs locally and is based on the prestige and location of an exhibitor's theatres, quality of the theatres (especially projection and sound quality and the availability of stadium seating), seating capacity and the exhibitors ability and willingness to promote the films.  UATC believes that promoting good relations with film distribution and production companies is important to consistently obtain the best mix of available films.

Where real estate is readily available there are few barriers preventing competitors from opening theatres near one of UATC's theatres, which may have a materially adverse effect on UATC's theatre operations.  In addition, megaplexes have been built or are planned to be built by competitors in certain general market areas in which UATC operates.  This new megaplex construction may result in excess capacity and adversely affect attendance and pricing at existing theatres in these market areas.  UATC is addressing the situation by rebuilding, renovating or expanding its locations, and through its divestiture plan.  UATC plans to further address this situation through continued capital expenditures. In accordance with its capital investment plan, UATC intends to rebuild, renovate and/or expand existing key locations.

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

In-Theatre Advertising

As a means of producing ancillary revenue, UATC sells various types of advertising within its theatres and on its web page, including rolling stock commercials, intermission slides, intermission music, lobby monitor advertising and entertainment, coupon distribution and customer sampling.  Revenues are primarily contingent upon the location of the theatre and attendance at the theatres.  UATC utilizes corporate and regional staff to sell and coordinate the advertising, and local theatre personnel implement the advertising programs.  Existing assets at the theatres are utilized so that only a small capital investment is necessary for slide projectors.  Strong business relationships exist between UATC and some of its national advertisers, such as Coca-Cola Company, MovieFone and AOL Time Warner.  UATC recorded revenues of $9.9 million, $10.0 million and $8.4 million for 2001, 2000 and 1999, respectively, from In-Theatre Advertising.  As part of the combination of UATC within the REG group of companies, management and enhancement of this ancillary business will be the responsibility of RCM.

The Satellite Theatre Network™

In an effort to utilize its existing theatres more effectively during periods of low attendance (such as mornings and weekdays), UATC has developed a business unit called The Satellite Theatre Network™ ("STN"). STN rents theatre auditoriums for seminars, corporate training, business meetings, educational or communication uses, product and customer research and other entertainment uses.  Theatre auditoriums are rented individually or on a networked basis.  To provide the "broadcasting" or "teleconferencing", a network of theatres has been created by installing high quality (high definition-like) electronic digital video projection equipment within theatres that are networked via the combination of satellite delivery from a single location or multiple locations and telephonic communication.  As part of the combination of UATC within the REG group of companies, management and enhancement of this ancillary business will be the responsibility of RCM.

As of January 3, 2002, STN had 22 theatres permanently equipped with electronic video capability and an additional 115 theatres that were being rented for individual non-networked uses.  All of UATC's theatres can be "networked" through the use of temporary equipment.  Because STN utilizes existing theatre facilities and existing personnel manage its operations within the theatre, very little incremental capital or personnel expenditures are required.  Marketing and sales of the STN services is performed by corporate and regional staff.  UATC recorded $3.8 million, $4.4 million, and $6.2 million of revenue from STN for the years ended December 2001, 2000, and 1999, respectively.

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

As of January 3, 2002, UATC employed approximately 7,300 employees, of whom approximately 862 were full-time.  Approximately 21% of UATC's employees (substantially all of whom are part-time employees who work in the theatres) are paid based on the applicable state and Federal minimum wage regulations.  Approximately 81 employees (primarily consisting of film projectionists, many of whom are part-time) are covered by two collective bargaining agreements.

As part of the combination within REG of the movie exhibition aspects of UATC and its Parent, it is expected that management of UATC's theatre operations will be consolidated with the theatre management of the other theatre circuits controlled by TAC.

Seasonality

UATC's revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, studios release the most marketable motion pictures during the summer and the holiday season.  The unexpected emergence of a hit film during other periods can alter the traditional trend.  The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter.  The seasonality of motion picture exhibition, however, has become less pronounced in recent years as studios have begun to release major motion pictures somewhat more evenly throughout the year.

Government Regulation

The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases.  Consent decrees resulting from those cases have an impact on the theatrical exhibition business.  Those consent decrees bind certain major film distributors and require the films of such distributors to be offered and licensed to exhibitors, including us, on a theatre-by-theatre basis.  Consequently, exhibitors cannot assure themselves of a supply of films by entering into long-term agreements with major distributors, but must negotiate for licenses on a film-by-film and theatre-by-theatre basis.

UATC's theatres must comply with Title III of the Americans With Disabilities Act of 1990 (the "ADA") to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA.  Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations.  Non-compliance with the ADA could result in the imposition of injunctive relief, fines, an award of damages to private litigants and additional capital expenditures to remedy such non-compliance.  UATC and several of its subsidiaries are subject to a consent decree arising from a lawsuit captioned Connie Arnold et. al. v. United Artists Theatres Circuit, Inc. et. al.  Plaintiffs alleged nationwide violations with the ADA for failure to remove barriers to access theatres in a timely manner.  In 1996, the parties involved in the case entered into a settlement agreement in which UATC agreed to remove certain physical barriers to access at its theatres prior to July 2001.  In January, 2001, the settlement agreement was amended to, among other things, extend the completion date for barrier removal to July 2006 and require minimum expenditures of $250,000 a year for barrier removal.

UATC believes that it is in substantial compliance with all current applicable regulations relating to accommodations for the disabled.  UATC intends to comply with future regulations in this regard, and except as set forth above, UATC does not currently anticipate that compliance will require it to expend substantial funds.  UATC's theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation requirements.

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

Item 2.     Properties

UATC leases its executive office located in Englewood, Colorado and its two film booking offices.  The following table summarizes the theatres operated by UATC at January 3, 2002:

	Total Number	Total Number
	of Theatres	of Screens
Owned and operated theatres:
Owned	4	20
Leased:
From third parties	150	1,145
From UAR and Prop I	19	126
Through sale and leaseback transactions	28	263
Total owned and leased theatres	201	1,554
Managed theatres	4	20
Total theatres operated	205	1,574

Of the 201 owned and leased theatres, five theatres (11 screens) are held through a corporation that is owned 80% by UATC, and four theatres (44 screens) are held by two partnerships and one corporation, each owned 51% by UATC.  The remaining owned and leased theatres are held directly by UATC or its wholly owned subsidiaries.  The master leases for theatres associated with the 1995 Sale and Leaseback transaction involving 22 properties allows for the exchange and sale of obsolete theatres that are not part of the long-term business plan.  Substitutions may be made under certain conditions, during certain time periods in the future.  The managed theatres include four theatres (20 screens) located in the United States.

As of January 3, 2002, UATC also had 10% interests in two Asian theatre exhibition companies, one of which operates two theatres (14 screens) in Thailand.

UATC leases the land, building and equipment in the theatres owned by UAR and Prop I in accordance with two master affiliate leases.  The UAR and Prop I master leases expire in 2003 and provide for options to extend the leases at UATC's option for up to an additional ten years.

UATC owns directly or through its subsidiaries substantially all of the theatre equipment used in its theatres.

Item 3.     Legal Proceedings

On September 5, 2000, UATC and certain of its subsidiaries, as well as its Parent and certain of the Parents subsidiaries filed voluntary petitions for relief under the Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware, with all such cases being jointly administered for procedural purposes under Case No. 00-00-3514 (SRL) as well as a joint plan of reorganization.  On January 22, 2001, the Plan was approved by the Court, and the Debtors declared the Plan to be effective on March 2, 2001.

Upon the filing of the petitions, the Bankruptcy Code imposed a stay applicable to all entities of, among other things, the commencement or continuation of judicial, administrative, or other actions or proceedings against UATC that were or could have been commenced before the bankruptcy petition.

UATC believes that no legal proceedings in which it is involved will have a material adverse effect on its financial position, liquidity, or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holder

No matters were submitted to a vote of UATC's sole shareholder, the Parent, during 2001.

Item 5.     Market for Registrants Common Equity and Related Stockholder Matters

UATC's common stock is held entirely by the Parent and there is no market for the common stock.

UATC has not paid a cash dividend on its common stock during the past two years.  UATC is restricted by certain debt covenants as to the amount of dividends that it can declare and pay on its common stock.

Item 6.     Selected Financial Data

The following table presents selected historical financial data of UATC for the past five years.  Effective March 1, 2001 UATC emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a reorganization plan that provided for the discharge of significant financial obligations.  In accordance with AICPA Statement of Position 90-7, UATC adopted fresh start reporting whereby UATC's assets, liabilities and new capital structure were adjusted to reflect estimated fair values as of March 1, 2001.  For the periods prior to March 2, 2001, the assets and liabilities of UATC and the related consolidated results of operations are referred to below as "Predecessor Company", and for periods subsequent to March 1, 2001, the assets and liabilities of UATC and the related consolidated results of operations are referred to as the "Reorganized Company."  As a result of the above, the financial data of the Predecessor Company is not comparable to the financial data of the Reorganized Company.  The following data should be read in conjunction with UATC's consolidated financial statements and management discussion and analyses (in millions, except operating data).
	Reorganized Company	Predecessor Company For the Fiscal Years Ended (1)
	Forty-four weeks ended	Nine weeks ended
	January 3, 2002	March 1, 2001	2000	1999	1998	1997
Summary of operations data:

Revenue:
Admissions	$322.2	$69.1	$372.4	$433.1	$454.4	$473.9
Concession sales	130.1	26.9	154.6	174.4	188.5	189.6
Other	19.0	3.1	22.8	23.3	18.8	19.6
Total revenue	471.3	99.1	549.8	630.8	661.7	683.1

Costs and expenses:
Film rental and advertising expenses	179.3	36.2	204.9	244.0	248.5	262.5
Direct concession costs	14.8	3.1	18.0	22.7	28.0	30.2
Other operating expenses	181.5	35.8	227.3	266.9	260.1	257.7
Affiliate lease rentals	0.4	-	0.6	2.4	7.5	9.6
Sale and leaseback rentals	14.8	3.0	17.9	17.7	15.1	13.4
General and administrative	16.7	3.2	21.3	22.4	22.9	23.7
Depreciation and amortization	33.8	6.4	42.4	50.8	51.1	56.3
Asset impairments, lease exit and restructure costs (2)	2.8	1.1	54.6	56.3	32.9	31.2
Gain on disposition of assets, net	(1.3)	(4.6)	(13.2)	(4.2)	(0.2)	(21.9)
Total costs and expenses	442.8	84.2	573.8	679.0	665.9	662.7

Operating income (loss) from continuing operations	28.5	14.9	(24.0)	(48.2)	(4.2)	20.4

Net income (loss) available to common stockholder	3.8	228.8	(90.7)	(92.3)	(74.0)	(51.6)

Balance sheet data at period end:
Cash and cash equivalents	23.5	7.5	11.4	16.0	7.9	10.6
Total assets	402.6	438.4	447.1	534.3	568.2	506.0
Total debt (3)	248.6	452.5	447.5	446.6	376.5	362.2
Redeemable preferred stock	-	-	-	-	-	193.9
Stockholders equity (deficit)	53.9	(188.5)	(189.5)	(95.8)	19.3	(9.2)

Other financial Data

EBITDA (4)	63.8	17.8	59.8	54.7	79.6	86.0
EBITDA margin (5)	13.5%	17.9%	10.9%	8.7%	12.0%	12.5%
EBITDAR (4)	129.8	30.6	142.8	149.5	166.3	169.0
EBITDAR margin (5)	27.5%	30.9%	26.0%	23.7%	25.1%	24.7%
Cash flow provided by (used in) operating activities	38.7	(2.2)	4.6	22.4	55.1	48.7
Cash flow provided by (used in) investing activities	(8.8)	3.2	(3.0)	(43.5)	(120.7)	(14.7)

Operating data (6):

Theatre locations	205	214	216	287	323	347
Screens	1,574	1,590	1,604	2,028	2,195	2,209
Average screens per location	7.7	7.4	7.4	7.0	6.8	6.4
Attendance (in millions)	54.7	12.0	66.7	80.9	89.5	96.5
Average ticket price	5.89	5.76	5.58	5.35	5.08	4.91
Average concessions per patron	2.38	2.24	2.32	2.15	2.11	1.97

Item 6.     Selected Financial Data (continued)

(1)  Beginning in 1999, UATC changed its reporting period from the traditional calendar year to a fifty-two/fifty-three week presentation.  The 2001 year contained 53 weeks and ended on January 3, 2002.  The 2000 and 1999 years contained 52 weeks and ended on December 28 and December 30, respectively.

(2)  Includes non-cash charges for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, the non-cash write off of under-performing theatres, and costs related to UATC's restructuring exclusive of those amounts incurred subsequent to the petition date (September 5, 2000) which are classified as reorganization items.

(3)  Total debt at December 28, 2000 and at March 1, 2001 includes $441.4 million of debt that is a liability subject to compromise as part of UATC's Chapter 11 Reorganization.
  EBITDA represents operating income (loss) from continuing operations before depreciation and amortization expense, loss (gain) on disposal of operating assets, loss on asset impairments, theatre closing costs, lease exit and restructure costs, legal and professional fees related to restructuring, merger and recapitalization expenses.  EBITDAR represents EBITDA before rent expense.  We have included EBITDA and EBITDAR in these data because we believe them to be measures commonly used by investors to analyze and compare companies in our industry.  EBITDA and EBITDAR are not measurements of financial performance under generally accepted accounting principles and should not be considered in isolation or construed as substitutes for net income or other operations data or cash flow data prepared in accordance with generally accepted accounting principles, for purposes of analyzing our profitability or liquidity.  EBITDA and EBITDAR, as calculated in the table below, may not be comparable to similarly titled measures reported by other companies.
	Reorganized Company		Predecessor Company For the Fiscal Years Ended
	Forty-four
	weeks ended	Nine weeks ended
	January 3, 2002	March 1, 2001	2000	1999	1998	1997

Operating income (loss)	$28.5	$14.9	$(24.0)	$(48.2)	$(4.2)	$20.4
Depreciation and amortization	33.8	6.4	42.4	50.8	51.1	56.3
Gain on disposal of operating assets	(1.3)	(4.6)	(13.2)	(4.2)	(0.2)	(21.9)
Asset impairments, lease exit and restructure costs	2.8	1.1	54.6	56.3	32.9	31.2
EBITDA	63.8	17.8	59.8	54.7	79.6	86.0
Rent expense	66.0	12.8	83.0	94.8	86.7	83.0
EBITDAR	$129.8	$ 30.6	$142.8	$149.5	$166.3	$169.0
  Defined as EBITDA and EBITDAR as a percentage of total revenue.

(6)  Theatre locations and screens represent the number of theatres and screens operated at the end of the period.

Item 7.     Managements Discussion and Analysis of Financial Condition and Results of Operations

On September 5, 2000 (the "Petition Date") UATC (as it existed before March 2, 2001, the "Predecessor Company") and certain of its subsidiaries, as well as the Parent Company, United Artists Theatre Company and certain of the Parents subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Chapter 11 Cases"), as well as a joint plan of reorganization.  On January 22, 2001 the joint plan of reorganization, as amended (the "Plan"), was approved by the Court, and the Debtors declared the Plan to be effective on March 2, 2001 (the "Effective Date).  In conjunction with the reorganization, the Predecessor Company's bank credit facility as it existed before the Petition Date (the "Pre-Petition Credit Facility") was restructured into a Restructured Term Credit Facility of approximately $252.2 million, and an additional $35.0 million Revolving Credit Facility was secured.

On March 2, 2001, the Reorganized Company adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). UATC's post-reorganization balance sheet and the statement of operations, which reflect the application of fresh-start reporting, have not been prepared on a consistent basis with the pre-reorganization financial statements and are not comparable in all respects to the financial statements prior to the reorganization.  For accounting purposes, the inception date of the Reorganized Company was deemed to be March 2, 2001.

Due to the occurrence of the Effective Date on March 2, 2001 and the application of fresh-start reporting, UATC's 2001 statements of operations include information reflecting the forty-four weeks ended January 3, 2002, the nine weeks ended March 1, 2001, and the fifty-two weeks ended December 28, 2000 and December 30, 1999.

Item 7.     Managements Discussion and Analysis of Financial Condition and Results of Operations (continued)

In order to provide a meaningful basis of comparing the fifty-three and fifty-two weeks ended January 3, 2002 and December 28, 2000 for purposes of the following tables and discussion, the operating results of the Reorganized Company for the forty-four weeks ended January 3, 2002 have been combined with the operating results of Predecessor Company for the nine weeks ended March 1, 2001 (collectively referred to as "Combined Company") and are compared to the fifty-two weeks ended December 28, 2000 and December 30, 1999.  Depreciation, amortization, and certain other line items included in the operating results of Combined Company are not comparable between periods as the nine weeks ended March 1, 2001 and the fifty-two weeks ended December 28, 2000 and December 30, 1999 of Predecessor Company do not include the effect of fresh-start reporting adjustments.  The combining of reorganized and predecessor periods is not acceptable under accounting principles generally accepted in the United States.

The following discussion and analysis of UATC's financial condition and results of operations should be read in conjunction with UATC's Condensed Consolidated Financial Statements and related notes thereto.

The following table sets forth for the Combined and Predecessor Company's fiscal periods indicated the percentage of total revenues represented by certain items reflected in UATC's statements of operations:

	Combined Company	Predecessor Company
	2001	2000	1999

Revenues:
Admissions	68.6%	67.7%	68.6%
Concessions	27.5	28.1	27.6
Other operating revenues	3.9	4.2	3.8
Total revenues	100.0	100.0	100.0
Direct theatre costs:
Film rental and advertising costs	37.8	37.2	38.6
Cost of concessions	3.1	3.3	3.6
Theatre operating expenses	41.2	44.7	45.5
General and administrative	3.5	3.9	3.6
Sub-total	85.6	89.1	91.3
Depreciation and amortization	7.0	7.7	8.0
Asset impairments, lease exit and restructure costs	0.7	9.9	8.9
Gain on disposition of assets, net	(1.0)	(2.4)	(0.7)
Total operating expenses	92.3	104.3	107.5
Operating income (loss)	7.6%	(4.4%)	(7.6%)

Total Revenues

The following table summarizes revenues and revenue-related data for the fiscal years ended 2001, 2000 and 1999 (in millions, except averages):

	Combined Company	Predecessor Company
	2001	2000	1999
Admissions	$ 391.3	$ 372.4	$ 433.1
Concessions	157.0	154.6	174.4
Other operating revenues	22.1	22.8	23.3
Total revenues	$ 570.4	549.8	630.8

Attendance	66.7	66.7	80.9
Average ticket price	$ 5.87	5.58	5.35
Average concession sale per patron	2.35	2.32	2.15

Admissions. Total admissions revenues increased $18.9 million, or 5.1%, to $391.3 million, for the fiscal year 2001 from $372.4 million for the fiscal year 2000, which decreased $60.7 million, or 14.0% from $433.1 million for the fiscal year 1999.  The increase in admissions revenues in 2001 compared to 2000 was primarily attributable to a 5.0% increase in average ticket prices. The decrease in admissions revenues in 2000 compared to 1999 was primarily attributable to a 17.6% decrease in attendance, partially offset by a 4.5% increase in average ticket price.

Concessions. Total concessions revenues increased $2.4 million, or 1.6%, to $157.0 million for the fiscal year 2001, from $154.6 million for the fiscal year 2000, which decreased $19.8 million, or 11.4%, from $174.4 million for the fiscal year 1999.  The increase in concessions revenues in 2001 compared to 2000 was primarily due to an increase in the average concession sale per patron.  The decrease in concessions revenues in 2000 compared to 1999 was primarily due to lower attendance, partially offset by increased average concession sales per patron

Other Operating Revenues. Total other operating revenues decreased $0.7 million, or 3.1%, to $22.1 million for the fiscal year 2001, from $22.8 million for the fiscal year 2000, which decreased $0.5 million, or 2.1%, from the fiscal year 1999.  The decreases in other operating revenues in 2001 and 2000 were primarily due to the closure of under-performing theatres, the general downturn in the advertising market during 2001, and customers reluctance to book Satellite Theatre Network® events during UATC's bankruptcy proceedings.

Direct Theatre Costs

The following table summarizes direct theatre costs for fiscal years 2001, 2000 and 1999 (dollars in millions):

	Combined Company		Predecessor Company
	2001		2000		1999
	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs (1)	$215.5	55.1%	$204.9	55.0%	$244.0	56.3%
Cost of concessions (2)	17.9	11.4%	18.0	11.6%	22.7	13.0%
Other theatre operating expenses (3)	235.5	41.2%	245.8	44.7%	287.0	45.5%
Total direct theatre costs (3)	$468.9	82.2%	$468.7	85.2%	$553.7	87.8%

(1) Percentage of revenues calculated as a percentage of admissions revenues.

(2) Percentage of revenues calculated as a percentage of concessions revenues.

(3) Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs. Film rental and advertising costs increased $10.6 million, or 5.2%, to $215.5 million for the fiscal year ended 2001, from $204.9 million for the fiscal year 2000, which decreased $39.1 million, or 16.0%, from $244.0 million for the fiscal year 1999.  During 2001, a slight increase from 2000 in film rental costs as a percentage of admissions revenue was nearly offset by a decrease in advertising costs as a percentage of admissions revenue, thus resulting in film rental and advertising costs as a percentage of admissions revenue increasing by 0.1%.  The decrease in film rental and advertising costs as a percentage of admissions revenue during 2000 from 56.3% during 1999 was primarily attributable to the higher than average film terms associated with certain films released in 1999, as well as a decrease in advertising costs as a percentage of admissions revenue during 2000 as compared to 1999.

Cost of Concessions. Cost of concessions decreased $0.1 million, or 0.6%, to $17.9 million in 2001, from $18.0 million for 2000, which decreased $4.7 million, or 20.7%, from $22.7 million for 1999.  Cost of concessions as a percentage of concessions revenues decreased to 11.4% in 2001 as compared to 11.7% in 2000, which decreased from 13.0% in 1999.  The decreases in concession costs as a percentage of concessions revenue are primarily due to purchasing cost reductions, reduced concessions promotional costs and increased rebates from certain concession vendors.

Other Theatre Operating Expenses. Other theatre operating expenses decreased $10.3 million, or 4.2%, to $235.5 million for the fiscal year 2001 from $245.8 million for the fiscal year 2000, which decreased $41.2 million, or 14.4%, from $287.0 million for the fiscal year 1999.  Other theatre operating expenses as a percentage of total revenues decreased to 41.2% in 2001 from 44.7% during 2000, which decreased from 45.5% during 1999.  The decreases in other theatre operating expenses during 2001 and 2000 were primarily due to the sale, closure, or rejection of under-performing theatres and a reduction in other controllable costs.

General and Administrative Expenses

General and administrative expenses decreased $1.4 million, or 6.6%, to $19.9 million for the fiscal year 2001, from $21.3 million for the fiscal year 2000, which decreased $1.1 million, or 4.9%, from $22.4 million for the fiscal year 1999.  As a percentage of total revenues, general and administrative expenses decreased to 3.5% in 2001 from 3.9% in 2000 and 3.6% in 1999.  The decreases in general and administrative costs during 2001 was primarily due to the elimination of four district offices during late 2000, a reduction in the number of corporate personnel, and other expense efficiency measures.  The increase in 2000 was primarily due to employee retention payments incurred during 2000.

Depreciation and Amortization

Depreciation and amortization expenses decreased $2.2 million, or 5.2%, to $40.2 million for the fiscal year 2002, from $42.4 million for the fiscal year 2000, which decreased $8.4 million, or 16.5%, from $50.8 million for the fiscal year 1999.  The 2001 and 2000 decreases were primarily due to the closures of under-performing theatres and asset impairment during 2000, along with the effect of the revaluation of assets resulting from the application of fresh-start accounting during fiscal year 2001.

Impairments, Lease Exit and Restructure Costs

Provisions for impairments relate to non-cash charges for the differences between the historical book value of individual theatres (in some cases groups of theatres) and the undiscounted cash flow expected to be received from the operation or future sale of the individual theatre (or groups of theatres).  The Company recorded non-cash provisions for asset impairments of $3.9 million, $37.3 million, and $30.6 million during fiscal year 2001, 2000, and 1999 respectively.

During late 1999 and into 2000, the Company accelerated its strategy intended to identify and divest of or renegotiate the leases of under-performing and non-strategic theatres and properties.  Lease exit costs of $11.3 million and $22.5 million have been charged to operating income during fiscal year 2000 and 1999, respectively.

Costs relating to the Company's restructuring and Chapter 11 reorganization, exclusive of those amounts incurred subsequent to the petition date which are classified as reorganization items as further discussed below, were $6.0 million for fiscal 2000.  Restructuring costs of $0.3 million for termination costs related to corporate personnel were recorded during fiscal year 1999.

EBITDA

EBITDA increased $21.8 million, or 36.4%, to $81.6 million for fiscal year for 2001, from $59.8 million for fiscal year 2000, which increased $5.1 million, or 9.3%, from $54.7 million for fiscal year 1999.  EBITDA as a percentage of total revenues increased in 2001 to 14.3% from 10.9% in 2000, which increased from 8.7% in 1999.

Operating Income (Loss)

Operating income increased by $67.4 million to $43.4 million for fiscal year 2001, from a loss of $24.0 million for fiscal year 2000.  The 2000 loss decreased $24.2 million, or 50.2%, from a loss of $48.2 million for fiscal year 1999. Operating income as a percentage of total revenues was 7.6% in 2001.  Operating loss as a percentage of total revenues was 4.4% in 2000, which decreased from 7.6% in 1999.

Interest, Net

Interest, net decreased $19.6 million, or 44.9%, to $24.0 million for fiscal year 2001 from $43.6 million for fiscal year 2000, which increased $9.7 million, or 28.6%, from $33.9 million for fiscal year 1999.   The decrease in interest expense in 2001 compared to 2000 was primarily due to a lower average debt balance resulting from the completion of the Chapter 11 reorganization, along with lower market interest rates during 2001 as compared to 2000.  The increase in interest expense in 2000 was due to a higher average debt balance and to an increase in the interest rate on the Pre-Petition Credit Facility.  UATC capitalized $0.2 million, $0.4 million and $0.8 million of interest during fiscal year 2001, 2000 and 1999, respectively, related to various construction projects.

Gain on Disposition of Assets, Net

During fiscal year 2001 and fiscal year 2000, the Company sold properties relating to under-performing theatres and other non-theatre real estate, along with equipment from closed theatres that could not be used at other locations, and received cash proceeds of $6.7 million and $15.7 million, respectively.  The sale of assets in 2001 and 2000 resulted in $5.9 million and $13.2 million of recognized gains, respectively.  Also during 2000, the Company sold securities received when certain of its international theatrical interests were sold in 1999 for proceeds of $4.1 million, resulting in a $3.7 million gain.  During fiscal year 1999, the Company sold certain theatres for which cash proceeds of $9.8 million were received and $4.2 million of gains were recognized

Reorganization Items

Costs associated with the Company's reorganization through the Chapter 11 Cases incurred subsequent to the Petition Date and prior to the effective date are classified as reorganization items.  As part of the Company's application of fresh-start accounting, an adjustment was recorded to reorganization costs based on the adjustment of assets and liabilities to fair value.  For the nine weeks ended March 1, 2001, the positive adjustment to reorganization costs, net of professional fees and asset impairments, was $33.3 million.  The Company incurred $18.2 million in reorganization costs during fiscal 2000.  This amount consists of $4.9 million in professional fees related to the Chapter 11 Cases, a $9.1 million write off of deferred loan costs related to debt that was classified as liabilities subject to compromise and was restructured as part of the reorganization, non-cash provisions for asset impairments of $3.8 million, and other miscellaneous costs of $0.4 million.

Income Taxes

Income taxes increased $2.9 million to a provision of $3.6 million for fiscal year 2001, from a provision of $0.7 million for fiscal year 2000, which decreased $0.2 million from a provision of $0.9 million for fiscal year 1999. The increase in income taxes in 2001 compared to 2000 was primarily due to UATC's improved operating results, as well as the non-deductible nature of certain of UATC's reorganization costs.  The decrease in provision for income taxes in 2000 compared to 1999 was primarily due to decreased earnings within UATC's partially-owned subsidiaries, certain of which aren't consolidated for tax purposes.

Discontinued Operations

During fiscal year 1998, the Company established a plan to dispose of its entertainment center business operations. Operations in all of the Company's entertainment centers ceased during 1999.  At December 30, 1999 the Company established an additional reserve of $2.4 million related to estimated costs necessary to terminate three remaining leases and settle remaining litigation related to the entertainment centers.  At December 28, 2000, liabilities subject to compromise included a $2.2 million reserve for such lease termination costs.  All such liabilities have been discharged in accordance with the Plan.

Net Income (Loss)

As set forth in the following year-over-year comparison, exclusive of reorganization items and the extraordinary item resulting from extinguishment of debt, during fiscal year 2001, net income increased $84.2 million, to $11.7 million for the fiscal year 2001, from a net loss of $72.5 million for the fiscal year 2000, which decreased $19.8 million from a net loss of $92.3 million for the fiscal year 1999.  The increase in net income from 2000 to 2001 relates primarily to the increased operating income and reduced interest expense discussed above.  The decrease in net loss from 1999 to 2000 relates primarily to the reduced operating loss

	Combined Company	Predecessor Company

	2001	2000	1999

Net income (loss)	$ 232.6	$ (90.7)	$ (92.3)
Less:
Extraordinary item	187.6	-	-
Reorganization items	33.3	(18.2)	-
Net income (loss) as adjusted	$ 11.7	(72.5)	(92.3)

Liquidity and Capital Resources

For the fiscal year 2001, $36.5 million in cash provided from operations, $6.7 million from asset sale proceeds, and $90.5 million in debt borrowings were utilized to fund capital expenditures of $12.7 million, to reduce outstanding debt and cash overdrafts by $108.6 million, for reorganization costs of $13.4 million, and for other expenditures totaling $0.9 million.  This resulted in a $12.1 million increase of cash balances during the fiscal year 2001.

Substantially all of UATC's admissions and concession sales revenue is collected in cash.  UATC benefits from the fact that film expenses (except for films that require advances) are usually paid 15 to 45 days after the admissions revenue is collected.

As part of the Company's bankruptcy restructuring, debt was reduced from approximately $439.7 million under the Pre-Petition Credit Facility to approximately $252.2 million (the "Term Credit Facility").  The Term Credit Facility is subject to various covenants and limitations, including limitations on capital expenditures and on additional indebtedness, as well as various financial covenants.  Additionally, a new $35.0 million Revolving Credit Facility was secured.  This Revolving Credit Facility, which matures in August 2004, allows for issuance of letters of credit up to $10.0 million, and includes substantially the same covenants and limitations as are within the Restructured Bank Credit Facility.  As of January 3, 2002 there was no borrowings outstanding under the Revolving Credit Facility, and availability under this facility was $34.2 million.

A significant portion of UATC's capital expenditures over the past several years has been funded by sale and leaseback transactions.  Following is a summary of the various transactions:

In December 1995, UATC and UAR entered into a sale and leaseback transaction (the "1995 Sale and Leaseback") whereby the land and buildings underlying 27 of their operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party.  The 1995 Sale and Leaseback requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years.  In conjunction with the 1995 Sale and Leaseback, the buyer of the properties issued certain publicly traded pass-through certificates.  The lease required UATC to enter into a Participation Agreement that requires UATC to comply with certain covenants including limitations on indebtedness and restricted payments.  Several of its properties included in the 1995 Sale and Leaseback have been determined by UATC to be economically obsolete for theatre use.  During 2001, the lease was amended to allow UATC to terminate the master lease with respect to obsolete properties, allow the Owner Trustee to sell those properties and pay down the underlying debt, and reduce the amount of rent paid by UATC on the master lease.

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

During 2001, UATC completed the renovation of a 10-screen theatre with stadium seating in the Philadelphia market and other renovations to several small market theatres.  UATC also completed the construction of one theatre assumed from another theatre operator and has begun a project for the addition of five screens and renovation (with stadium seating) of the existing nine screens at a second theatre, both in New York City market. Through January 3, 2002, approximately $6.0 million had been invested in these redevelopment projects.  When completed, these projects are expected to cost approximately $11.9 million, $6.0 million of which has been made available by the landlord on one project. In addition, predevelopment work, including construction plans and governmental approvals, are being completed related to 14 theaters (120 screens) in several of UATC's key markets.  These redevelopment efforts include the replacement of existing theatres with a new theatre and the renovation with stadium seating and/or expansion of existing theatres.  UATC expects these redevelopment efforts will cost approximately $28.3 million over the next 12 to 18 months.  In addition, certain other theatres in several strategic markets are currently being reviewed for possible stadium seating renovations and/or screen additions.  Because UATC's future capital spending plans relate primarily to the renovation and/or expansion of key locations, the timing of such commitments and expenditures is flexible.  Therefore, they can be matched to net cash provided by operating activities and asset sales.  This strategy to renovate existing locations with state of the art amenities such as stadium seating is intended to allow UATC to defend and expand its current market positions by capitalizing on the value of its existing well-located theatres and thus limiting the amount of capital invested per screen.  UATC believes this strategy provides for a better investment return and more favorable risk/return profile.

UATC's future operating performance and ability to service its indebtedness will be subject to the success of motion pictures which are released, future economic conditions, the sale of non-core assets and to financial, business and other factors, many of which are beyond UATC's control.

The following table summarizes UATC's contractual cash obligations due by Period as of January 3, 2002:

Contractual cash obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long term debt	$245.9	2.9	28.4	212.0	2.6
Capital lease obligations	2.7	0.1	0.2	0.3	2.1
Operating leases	996.3	73.2	145.2	138.2	639.7
Total contractual cash obligations	$1,244.9	76.2	173.8	350.5	644.4

Other

UATC's revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors.  Generally studios release the most marketable motion pictures during the summer and the holiday season.  The unexpected emergence of a "hit" film during other periods can alter the traditional pattern.  The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next or any other quarter.  The seasonality of motion picture exhibition, however, has become less pronounced in recent years as studios have begun to release major motion pictures somewhat more evenly throughout the year.

UATC does not believe that inflation has had a material impact on our financial position or results of operations.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets."  SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations," and primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocations), including any subsequent adjustment to its cost.  SFAS No. 142 primarily addresses the accounting for goodwill and intangible asset subsequent to their acquisition (i.e., the post-acquisition accounting) and supersedes APB 17, "Intangible Assets."  The most significant changes made by SFAS No. 141 involve the requirement to use the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method along with the establishment for new criteria for determining whether we should recognize intangible assets acquired in a business combination separately form goodwill.  SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.  The adoption of SFAS No. 141 will not have a material impact on UATC's financial position or results of operation.

Under SFAS No. 142, we will no longer amortize goodwill, reorganization value in excess of amounts allocated to identifiable assets or indefinite lived intangible assets, and will test for impairment at least annually at a reporting unit level. Additionally, the amortization period of intangible assets with finite lives is no longer limited to 40 years. Other long-lived assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," and SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Asset," issued in August 2001.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets including excess reorganization value recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.  UATC will adopt SFAS No. 142 on January 4, 2002, being the first day of the fiscal 2002 year.  The adoption of this standard will result in UATC no longer amortizing the reorganization value in excess of identified assets and other intangible assets.  This change, if adopted, as of March 1, 2002 would have resulted in a reduction of amortization expense of $9.7 million and an increase in net income (loss) before income tax expense, discontinued operations and extraordinary items of $9.7 million for the forty-four week period ended January 3, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides clarifications of certain implementation issues with SFAS No. 121 along with additional guidance on the accounting for the impairment or disposal of long-lived assets.  SFAS No. 144 supersedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB 30, "Reporting the Effects of Disposal of a Segment of a Business."  SFAS No. 144 develops an accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues.  SFAS No. 144 requires that entities measure long-lived assets that are to be disposed of by sale at the lower of book value or fair value less costs to sell.  That requirement eliminates APB 30s requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred.  Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) the entity can distinguish from the rest of the entity and (2) the entity will eliminate form the ongoing operations of the entity in a disposal transaction.

SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and early application is encouraged.  The adoption of this standard is not expected to have a material impact on the financial position or the results of operation of UATC.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

UATC is subject to market risk associated with changes in interest rates on its debt obligations.  As of January 3, 2002, UATC had $245.6 million of long-term debt of which $240.6 million was floating rate debt.  The average interest rate at January 3, 2002 was 5.93%.  A change of a full point to the interest rate on our variable rate indebtedness held at January 3, 2002 would result in a change of approximately $2.4 million in the annual interest expense of UATC.

Item 8.     Financial Statements and Supplementary Data

The consolidated financial statements of UATC are filed under this item beginning on page 26.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Independent Auditors Report

The Board of Directors
United Artists Theatre Circuit, Inc.:

We have audited the accompanying consolidated balance sheets of United Artists Theatre Circuit, Inc. ("Reorganized Company") as of January 3, 2002 and of United Artists Theatre Circuit, Inc. ("Predecessor Company") as of December 28, 2000 and the related consolidated statements of operations, stockholder's equity (deficit) and comprehensive income, and cash flows for the forty-four weeks ended January 3, 2002 (Reorganized Period) and for the nine weeks ended March 1, 2001 and for the year ended December 28, 2000 (Predecessor Periods).  These financial statements are the responsibility of UATC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned Reorganized Company consolidated financial statements present fairly, in all material respects, the financial position of the Reorganized Company as of January 3, 2002, and the results of their operations and their cash flows for the forty-four weeks ended January 3, 2002 in conformity with accounting principles generally accepted in the United States of America.  Further, in our opinion, the aforementioned Predecessor Company consolidated financial statements present fairly, in all material respects, the financial position of the Predecessor Company as of December 28, 2000, and the results of their operations and their cash flows for the nine-weeks ended March 1, 2001 and the year ended December 28, 2000 in conformity with the accounting principles generally accepted in the United States of America.

As described in Note 1 and 2 to the consolidated financial statements, effective March 1, 2001, UATC emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a reorganization plan, which was confirmed by the Bankruptcy Court on January 22, 2001. In accordance with AICPA Statement of Position 90-7, UATC adopted fresh start reporting whereby its assets, liabilities and new capital structure were adjusted to reflect estimated fair values as of March 1, 2001. As a result, the consolidated financial statements for the periods subsequent to March 1, 2001 reflect the Reorganized Company's new basis of accounting and are not comparable to the Predecessor Company's pre-reorganization consolidated financial statements.

KPMG LLP

Denver, Colorado

February 8, 2002

Report of Independent Public Accountants

To United Artists Theatre Circuit, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders equity (deficit) and comprehensive income and cash flow for the fiscal year ended December 30, 1999 of United Artists Theatre Circuit, Inc. and subsidiaries.  These consolidated financial statements are the responsibility of United Artists Theatre Circuit, Inc.'s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flow of United Artists Theatre Circuit, Inc., for the fiscal year ended December 30, 1999, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Denver, Colorado

April 13, 2000 (except with respect to the matter discussed in Note 1,

as to which the date is March 2, 2001)

Consolidated Balance Sheets

(Amounts in Millions)
	Reorganized Company	Predecessor Company
Assets	January 3,	December 28,
	2002	2000
Current assets:
Cash and cash equivalents	$ 23.5	$ 11.4
Receivables, net:
Notes	-	1.5
Other	8.4	6.7
	8.4	8.2

Prepaid expenses, concession inventory, and other current assets	21.8	14.1
Total current assets	53.7	33.7

Investments and related receivables	2.5	3.0

Assets held for sale	0.8	-

Property and equipment, at cost:
Land	10.5	12.6
Theatre buildings, equipment and other	228.8	503.3
	239.3	515.9
Less accumulated depreciation and amortization	(24.1)	(212.1)
	215.2	303.8

Reorganization value in excess of amounts allocated to identifiable assets (note 2)	127.4	-
Intangible assets, net	-	39.3
Other assets, net (note 3)	3.0	67.3
	$ 402.6	$ 447.1
Liabilities and Stockholders Equity (Deficit)

Current liabilities:
Accounts payable:
Film rentals	18.0	$ 15.7
Other	35.1	37.8
	53.1	53.5
Accrued liabilities:,
Salaries and wages	5.7	5.3
Interest	0.1	2.9
Other	24.9	15.9
	30.7	24.1
Current portion of long-term debt (note 4)	3.0	1.9
Total current liabilities	86.8	79.5

Other liabilities	11.0	30.7
Debt (note 4)	245.6	4.2
Deferred income taxes (note 11)	0.7	-

Total liabilities not subject to compromise	344.1	114.4

Liabilities subject to compromise (note 1)	-	517.3
Total liabilities	344.1	631.7

Minority interests in equity of consolidated subsidiaries	4.5	4.9

Stockholders equity (deficit) (note 6):
Preferred stock (authorized shares 5.0 million, no shares are issued and outstanding)	-	-
Common stock (authorized shares 1,000, issued and outstanding 100 shares of $1.00 par value)	-	-
Additional paid-in capital	97.9	289.9
Retained earnings (deficit)	3.8	(478.3)
Related party receivable	(47.7)	(1.1)
Total stockholders equity (deficit)	54.0	(189.5)
	$ 402.6	$ 447.1

Commitments and contingencies (note 13) Subsequent event (note 15)

  See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

(Amounts in Millions)
	Reorganized Company	Predecessor Company

	Forty-Four Weeks	Nine Weeks	Fiscal Years Ended
	Ended	Ended
	January 3,	March 1,	December 28,	December 30, 0,
	2002	2001	2000	1999
Revenue:
Admissions	$ 322.2	$ 69.1	372.4	433.1
Concession sales	130.1	26.9	154.6	174.4
Other	19.0	3.1	22.8	23.3
	471.3	99.1	549.8	630.8

Costs and expenses:
Film rental and advertising expenses	179.3	36.2	204.9	244.0
Direct concession costs	14.8	3.1	18.0	22.7
Other operating expenses	181.5	35.8	227.3	266.9
Affiliate lease rentals	0.4	-	0.6	2.4
Sale and leaseback rentals (note 13)	14.8	3.0	17.9	17.7
General and administrative	16.7	3.2	21.3	22.4
Depreciation and amortization	33.8	6.4	42.4	50.8
Asset impairments, lease exit and restructure costs (note 9)	2.8	1.1	54.6	56.3
Gain on disposition of assets, net	(1.3)	(4.6)	(13.2)	(4.2)
	442.8	84.2	573.8	679.0

Operating income (loss) from continuing operations	28.5	14.9	(24.0)	(48.2)

Other income (expense):
Interest, net (note 4)	(18.1)	(5.9)	(43.6)	(33.9)
Minority interests in earnings of consolidated subsidiaries	(0.1)	(1.0)	(2.0)	(1.0)
Other, net	(2.9)	(0.1)	(2.2)	(5.9)
	(21.1)	(7.0)	(47.8)	(40.8)
Income (loss) before reorganization items, income tax expense,
discontinued operations, and extraordinary items	7.4	7.9	(71.8)	(89.0)

Reorganization items (note 1):	-	33.3	(18.2)	-

Income (loss) before income tax expense, discontinued operations and
extraordinary item	7.4	41.2	(90.0)	(89.0)
Income tax expense (note 11)	(3.6)	-	(0.7)	(0.9)
Income (loss ) before discontinued operations
and extraordinary items	3.8	41.2	(90.7)	(89.9)
Discontinued operations (note 10)	-	-	-	(2.4)
Income (loss) before extraordinary item	3.8	41.2	(90.7)	(92.3)
Extraordinary item, net of income taxes (note 1)	-	187.6	-	-
Net income (loss)	$ 3.8	$ 228.8	(90.7)	(92.3)

  See accompanying notes to consolidated financial statements

Consolidated Statement of Stockholder's Equity (Deficit) and Comprehensive Income

(Amounts in Millions)

						Intercompany
				Retained	Accumulated	and	Total
			Additional	earnings/	other	Related	stockholder's
	Preferred	Common	paid-in	(accumulated	comprehensive	party	equity
	stock	stock	capital	deficit)	income	receivable	(deficit)

Balance at December 31, 1998	$ -	-	318.0	(295.3)	-	(3.4)	$ 19.3
Dividend to parent	-	-	(26.8)	-	-	-	(26.8)
Net change in intercompany account	-	-	-	-	-	2.4	2.4
Comprehensive income
Net loss	-	-	-	(92.3)	-	-	(92.3)
Unrealized holding gain	-	-	-	-	1.6	-	1.6
Comprehensive income							(90.7)

Balance at December 30, 1999	-	-	291.2	(387.6)	1.6	(1.0)	(95.8)
Dividend to parent	-	-	(1.3)	-	-	-	(1.3)
Net change in intercompany account	-	-	-	-	-	(0.1)	(0.1)
Comprehensive income
Net loss	-	-	-	(90.7)	-	-	(90.7)
Realized holding gain	-	-	-	-	(1.6)	-	(1.6)
Comprehensive income							(92.3)

Balance at December 28, 2000	-	-	289.9	(478.3)	-	(1.1)	(189.5)
Net income and comprehensive income	-	-	-	228.8	-	-	228.8
Adjustment to Predecessor equity accounts
in connection with fresh-start reporting	-	-	(289.9)	249.5	-	(61.6)	(102.0)
Issuance of new equity in Reorganized Company	-	-	97.9	-	-	-	97.9
Balance at March 2, 2001	-	-	97.9	-	-	(62.7)	35.2
Net income and comprehensive income	-	-	-	3.8	-	-	3.8
Change in related party receivable	-	-	-	-	-	15.0	15.0
Balance at January 3, 2002	$ -	-	97.9	3.8	-	(47.7)	$ 54.0

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flow

(Amounts in Millions)
	Reorganized
	Company		Predecessor Company

	Forty-Four	Nine Weeks	Fiscal Years Ended
	Weeks	Ended
	January 3,	March 1,	December 28, r 28	December 30,
	2002	2001	2000	1999

Net income (loss)	$ 3.8	$228.8	(90.7)	(92.3)
Non-cash expense associated with discontinued operations	-	-	(0.2)	0.8
Effect of leases with escalating minimum annual rentals	3.1	0.6	4.7	4.8
Depreciation and amortization	33.8	6.4	42.4	50.8
Provision for impairments and lease exit costs	2.8	1.1	48.6	49.6
Reorganization items	-	(33.3)	18.2	-
Gain on disposition of assets, net	(1.3)	(4.6)	(13.2)	(4.2)
Minority interests in earnings of consolidated subsidiaries	0.1	1.1	2.0	1.0
Early lease termination payments	-	-	(0.5)	(2.1)
Extraordinary gain on extinguishments of debt	-	(187.6)	-	-
Change in assets and liabilities:
Receivables	(4.0)	2.2	(1.2)	(0.2)
Prepaid expenses and concession inventory	(4.7)	(3.8)	3.7	(1.4)
Other assets	(0.3)	(0.1)	(0..9)	4.4
Accounts payable	(0.6)	(10.6)	(2.5)	5.6
Accrued and other liabilities	6.0	(2.4)	(5.8)	5.6
Net cash provided by (used in) operating activities	38.7	(2.2)	4.6	22.4

Cash flow from investing activities:
Capital expenditures	(12.6)	(0.1)	(18.0)	(62.0)
Change in receivable from sale and leaseback escrow	-	-	-	5.2
Proceeds from disposition of assets, net	2.2	4.5	11.6	9.8
Change in investments and receivables, net	-	-	4.1	2.4
Other, net	1.6	(1.2)	(0.7)	1.1
Net cash provided by (used in) investing activities	(8.8)	3.2	(3.0)	(43.5)

Cash flow from financing activities:
Dividend to parent	-	-	(1.3)	(26.8)
Debt borrowings	68.0	22.5	27.0	144.0
Debt repayments	(87.2)	(16.8)	(26.1)	(73.9)
Decrease in cash overdraft	(1.5)	(3.1)	(0.1)	(9.8)
Increase in payable to parent	-	-	-	2.4
Decrease (increase) in related party receivables	15.0	(1.0)	-	(1.7)
Other, net	(1.3)	-	(0.5)	(5.0)
Net cash provided by (used in) financing activities	(7.0)	1.6	(1.0)	29.2

Net cash used in reorganization items	(6.4)	(7.0)	(5.2)	-

Net increase (decrease) in cash and cash equivalents	16.5	(4.4)	(4.6)	8.1

Cash and cash equivalents:
Beginning of period	7.0	11.4	16.0	7.9
End of period	$23.5	$ 7.0	11.4	16.0

Supplemental cash flow information:

Cash paid for interest	$16.1	$ 7.9	48.8	37.2

Cash paid for income tax	$ 0.1	$ -	0.6	0.4

See accompanying notes to consolidated financial statements.

(1)      Chapter 11 Reorganization and Basis of Presentation

The accompanying consolidated financial statements include the accounts of United Artists Circuit, Inc. ("UATC" or the "Company") and those of all majority owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

On May 12, 1992 UATC was acquired by United Artists Theatre Company (the "Parent" or "United Artists").  In addition to owning all of the outstanding capital stock of UATC, the Parent also owns all of the outstanding capital stock of United Artists Realty Company ("UAR").  UAR and its subsidiary United Artists Properties I Corp. ("Prop I") are the owners and lessors of certain operating theatre properties leased to and operated by UATC.

On September 5, 2000 (the "Petition Date") UATC (as it existed before March 2, 2001, the "Predecessor Company") and certain of its subsidiaries, as well as the Parent Company, United Artists Theatre Company and certain of the Parent's subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Chapter 11 Cases"), as well as a joint plan of reorganization.  On January 22, 2001 the joint plan of reorganization, as amended (the "Plan"), was approved by the Court, and the Debtors declared the Plan to be effective on March 2, 2001 (the "Effective Date").  In conjunction with the reorganization, the Predecessor Company's bank credit facility, as it existed before the Petition Date (the "Pre-Petition Credit Facility"), was restructured into a Restructured Term Credit Facility of approximately $252.2 million, and an additional $35.0 million Revolving Credit Facility was secured.

On March 2, 2001, UATC and its Parent adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Under fresh-start reporting, the reorganization value of UATC, which represents the fair value of all of UATC's assets (net of liabilities), was determined through negotiations between the Company's management and its pre-petition creditors and such reorganization value is allocated to the Company's assets based on their relative fair values.  Liabilities, other than deferred income taxes, are also stated at their fair values.  Deferred taxes are determined in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 109.  Application of SOP 90-7 creates a new reporting entity having no retained earnings or accumulated deficit.  The estimated reorganization value of United Artists as of March 2, 2001 was approximately $360 million, of which approximately $300 million was attributable to UATC.

UATC's post-reorganization balance sheet, statement of operations and statements of cash flow which reflect the application of fresh-start reporting, have not been prepared on a consistent basis with the pre-reorganization financial statements and are not comparable in all respects to the financial statements prior to the reorganization. Accordingly, for periods prior to March 2, 2001, the assets and liabilities of UATC and the related consolidated financial statements are referred to herein as "Predecessor Company", and for periods subsequent to March 1, 2001, the assets and liabilities of UATC and the related consolidated financial statements are referred to herein as "Reorganized Company".  The "Company" and "UATC" refer to both Reorganized Company and Predecessor Company.

(1)    Chapter 11 Reorganization and Basis of Presentation (continued)

As a consequence of the Plan, on March 2, 2001, the Parent's capital structure consisted of approximately $252.2 million of debt under the Term Facility, convertible preferred stock with a par value of $0.1 million and a liquidation value of $57 million, 10 million shares of common stock with a par value of $0.01 per share and 5.6 million warrants with a fair value of $0.28 per warrant.  The Anschutz Corporation ("TAC"), affiliates of which were pre-petition senior lenders, converted 100% of its senior debt into a combination of convertible preferred stock, common stock and 3.7 million warrants ($10.00 exercise price) to purchase common stock of the Parent which, in aggregate, represented at that time approximately 54% of the fully diluted common equity of the Parent.  Other senior lenders under the Pre-Petition Credit Facility received common stock in the Parent representing approximately 29% of the fully diluted common stock and subordinated lenders of the Parent received 1.8 million common stock warrants with an exercise price of $10.00 per share representing approximately 7% of the fully diluted common stock, with the remaining fully diluted common stock (approximately 10%) reserved for management stock options.

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

Trade accounts payable and other	$ 30.8
Debt and related accrued interest	442.1
Lease exit costs	39.6
Total liabilities subject to compromise	$512.5

Additional liabilities subject to compromise may arise subsequent to the Petition Date resulting from the determination by the bankruptcy court (or through agreement by the parties in interest) of allowed claims for contingencies and other disputed amounts.

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

A settlement agreement was reached with the committee representing the unsecured creditors in the Chapter 11 Cases.  As a result of this agreement and its approval through confirmation of the Plan, a pool of $5.0 million in cash and $1.1 million in payment-in-kind notes was established for distribution on a pro rata basis to the Predecessor Company's unsecured creditors.  The payment-in-kind notes earn "in-kind" interest at 8% with one third of the principal payable during March 2005, one-third payable during March 2006 and the remaining one third, along with all accrued interest, payable during March 2007.

The discharge of obligations subject to compromise for less than the recorded amounts resulted in an extraordinary gain on discharge of debt of $187.6 million.

In accordance with SOP 90-7, all costs and expenses incurred in connection with the Predecessor Company's reorganization from the Petition Date to the Effective Date have been reflected as reorganization items in the accompanying consolidated statement of operations.

(1)    Chapter 11 Reorganization and Basis of Presentation (continued)

Reorganization items (expenses) recorded by the Predecessor Company during the nine weeks ended March 1, 2001 and the fifty-two weeks ended December 28, 2000 consisted of the following:

	March 1, 2001	December 28, 2000

Adjustments of assets and liabilities to fair value	$ 40.2	-
Professional fees	(6.4)	(4.9)
Asset impairments	(0.4)	(3.8)
Deferred loan costs	-	(9.1)
Other	(0.1)	(0.4)
	$ 33.3	(18.2)

(2)       Fresh-Start Reporting

In connection with the emergence from bankruptcy, UATC adopted fresh-start reporting in accordance with the requirements of SOP 90-7.  The application of SOP 90-7 resulted in the creation of a new reporting entity.

Under fresh-start reporting, the reorganization value of the entity has been allocated to UATC's assets and liabilities on a basis substantially consistent with purchase accounting.  The fresh-start reporting adjustments, primarily related to the adjustment of UATC's assets and liabilities to fair market values, will have a significant effect on UATC's future statements of operations.

(2)       Fresh-Start Reporting (continued)

The effects of the reorganization and fresh-start reporting on UATC's balance sheet as of March 2, 2001 are as follows (in millions):
	Predecessor	(a)	(b)	(c)	Reorganized
	Company	Discharge	Settlement		Company
Assets	March 2, 2001	of Debt	with Stockholders	Fresh-Start Adjustments	March 2, 2001
Current assets:
Cash and cash equivalents	$ 7.5	-	-	(0.5)	7.0
Receivables, net
Notes	1.5	-	-	-	1.5
Other	4.5	-	-	-	4.5
	6.0	-	-	-	6.0

Prepaid expenses and concession inventory	16.5	-	-	(0.6)	15.9
Other assets	1.5	-	-	-	1.5
Total current assets	31.5	-	-	(1.1)	30.4

Investments and related receivables	3.0	-	-	(0.1)	2.9

Property and equipment, at cost:
Land	12.2	-	-	(1.9)	10.3
Theatre buildings, equipment and other	499.3	-	-	(280.7)	218.6
	511.5	-	-	(282.6)	228.9
Less accumulated depreciation and amortization	(214.6)	-	-	214.6	-
	296.9	-	-	(68.0)	228.9
Reorganization value in excess of amounts allocated to identifiable assets	-	-	-	137.1	137.1
Intangible assets, net	38.6	-	-	(38.6)	-
Other assets, net	68.4	-	-	(67.9)	0.5
	$ 438.4	-	-	(38.6)	399.8
Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable
Film rentals	$ 19.4	-	-	-	19.4
Other	20.8	10.4	-	4.0	35.2
	40.2	10.4	-	4.0	54.6
Accrued and other liabilities
Salaries and wages	5.5	-	-	(1.5)	4.0
Interest	0.1	-	-	-	0.1
Other	25.4	2.9	-	-	28.3
	31.0	2.9	-	(1.5)	32.4
Current portion of long-term debt	7.0	1.9	-	-	8.9
Total current liabilities	78.2	15.2	-	2.5	95.9

Other liabilities	27.3	-	-	(20.4)	6.9
Debt	4.1	252.2	-	-	256.3
Deferred income taxes	-	-	-	0.7	0.7
Total liabilities not subject to compromise	109.6	267.4	-	(17.2)	359.8

Liabilities subject to compromise	512.5	(512.5)	-	-	-

Total liabilities	622.1	(245.1)	-	(17.2)	359.8

Minority interests in equity of consolidated subsidiaries	4.8	-	-	-	4.8

Stockholder's equity (deficit):
Preferred stock	0.0	-	-	-	0.0
Common stock	0.0	-	-	-	0.0
Additional paid-in capital	289.9	57.5	(249.5)	-	97.9
Accumulated deficit	(477.3)	187.6	289.7	-	-
Related party receivable	(1.1)	-	-	(61.6)	(62.7)
Total stockholders equity (deficit)	(188.5)	245.1	40.2	(61.6)	35.2
	$ 438.4	-	40.2	(78.8)	399.8

(2)       Fresh-Start Reporting (continued)

(a)      To record the debt discharge and the issuance of new debt under the Term Facility of $252.2 million, and to record the settlement with the Predecessor Company's  creditors, up to $10.0 million of which may be available for distribution on a pro rata basis to the Predecessor Company's unsecured creditors.

(b)      To record the elimination of the Predecessor Company's equity and related accounts.

(c)      To record the adjustments to reflect the assets and liabilities at their fair values and to adjust the accumulated deficit to zero.

The implementation of the Plan also resulted in, among other things, the satisfaction or disposition of various types of claims against the Predecessor Company, the assumption and rejection of certain leases and agreements, and the establishment of a new board of directors following the Effective Date, along with new employment and other arrangements with certain members of management.

(3)      Summary of Significant Accounting Policies

(a)     Cash and Cash Equivalents

UATC considers investments with initial maturities of three months or less to be cash equivalents.

(b)     Inventory

UATC accounts for inventory on a first in, first out basis and at the lower of cost and replacement value.

(c)     Investments

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

(d)     Property and Equipment

Property and equipment are stated at cost, including acquisition costs allocated to tangible assets acquired.  Construction costs, including applicable direct overhead and interest, are capitalized. UATC capitalized $0.2 million, $0.0 million, $0.4 million and $0.8 million of interest related to its various construction projects during the forty-four weeks ended January 3, 2002, the nine weeks ended March 1, 2001, and the fiscal years ended December 28, 2000 and December 30, 1999 respectively.  Repairs and maintenance are charged to operations.

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

(3)      Summary of Significant Accounting Policies (continued)

(e)    Impairment of Long-Lived Assets

UATC provides for the impairment of long-lived assets, including goodwill, pursuant to Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"), which requires that long-lived assets and certain identifiable intangibles held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  An impairment loss is recognized when estimated undiscounted future cash flows to be generated by the asset are less than its carrying value.  Measurement of the impairment loss is based on the estimated fair value of the asset, which is generally determined using valuation techniques such as the discounted present value of expected future cash flows.

(f )   Reorganization Value in Excess of Amounts Allocated to Identifiable Assets

UATC has reorganization value in excess of amounts allocated to identifiable assets of $127.4 million, net of accumulated amortization of $9.7 million, at January 3, 2002.  This asset is being amortized over approximately a 19 year period based on the underlying lease terms of the specific locations.  The carrying value of the reorganization asset will be periodically reviewed if the facts and circumstances suggest that it may be impaired.  UATC will measure the impairment based upon future cash flows of UATC over the remaining amortization period.

(g)   Other Assets

Other assets consist primarily of deferred loan costs, long term receivables and other assets. Amortization of the deferred loan costs is calculated on a straight-line basis over the terms of the underlying loan agreements and is included as a component of interest expense.  Other assets and related accumulated amortization as of the fiscal year ends 2001 and 2000 are summarized as follows (amounts in millions):

	2001	2000

Deferred loan costs	$ 2.1	$ 0.9
Long term receivable from UAR	-	60.9
Other long term receivables	0.8	0.7
Prepaid rent	0.5	5.5
	3.4	68.0
Accumulated amortization	(0.4)	(0.7)
	$ 3.0	$67.3

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

(3)      Summary of Significant Accounting Policies (continued)

(i)    Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(j)    Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

UATC estimates its film cost expense and related film cost payable based on managements best estimate of the ultimate settlement of the film costs with the distributors.  Film costs and the related film costs payable are adjusted to the final film settlement in the period that UATC settles with the distributors. Actual film costs and film payable could differ from those estimates.

(k)    Stock-Based Compensation

The Company's Parent accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which requires compensation costs to be recognized for the excess of the fair value of options on the date of grant over the option exercise price.  Under SFAS No. 123, Accounting for Stock-Based Compensation, entities are permitted to recognize as expense the fair value of all stock-based awards on the date of grant over the vesting period.  Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income or loss and earnings or loss per share disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Parent has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.

(l)     Reclassification

Certain prior year amounts have been reclassified for comparability with the 2001 presentation.

(m)   Reporting Period

UATC's reporting period is based on a calendar that coincides with film playweeks and other public reporting theatre operators.  Each fiscal year ends on the Thursday closest to December 31, which results in a fifty-two or fifty-three week fiscal year.  The year ended January 3, 2002 includes fifty-three weeks.

(n)    Impact of Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", which is effective immediately. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The adoption of this standard will not have a material impact on the financial position of the results of operations of UATC.

(3)      Summary of Significant Accounting Policies (continued)

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which UATC will adopt on January 4, 2002, being the first day of our fiscal 2002 year. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The adoption of this standard will result in UATC no longer amortizing the reorganization value in excess of identified assets and other intangible assets. This change, if adopted, as of March 1, 2001 would have resulted in a reduction of amortization expense of $9.7 million and an increase in income (loss) before income tax expense, discontinued operations and extraordinary items of $9.7 million for the forty-four week period ended January 3, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.  The adoption of this standard is not expected to have a material impact on the financial position or the results of operation of UATC.

(4)       Debt

As a result of the Plan being declared effective on March 2, 2001, substantially all of the debt existing prior to that date was replaced by the Term Facility and a new $35.0 million Revolving Credit Facility.

Debt is summarized as follows (amounts in millions):

	January 3, 2002	December 28, 2000

Term Facility (a)	$ 240.6	$ -
Revolving Credit Facility (b)	-	-
Other (c)	8.0	7.8
Pre-Petition Credit Facility	-	439.7
Debtor in Possession Facility	-	-
	248.6	447.5

Less current portion	(3.0)	(1.9)
Less amounts subject to compromise	-	(441.4)
Long term debt	$ 245.6	$ 4.2

(a)

The Term Facility represents a 72.5% reinstatement of the amounts owed to all lenders, other than TAC and its affiliates, under the Pre-Petition Credit Facility.  Borrowers under the Term Facility include UATC, UATC, UAR, and certain of UAR's subsidiaries.  The Term Facility provides for interest to be accrued at varying rates, with interest payable monthly.  The interest rate at January 3, 2002 was 5.93%.  Principal payments under the Term Facility are $0.6 million quarterly from June 30, 2001 through December 31, 2003 and $6.3 million payable each quarter during 2004, with the remaining principal balance due on February 2, 2005.  Additional principal repayments may also be required as a result of asset sales or the issuance of certain debt or equity securities.

The Term Facility is secured by, among other things, the capital stock of certain subsidiaries of UATC, mortgages on certain of UATC's, UAR's and Prop I's properties, and a security interest in substantially all assets of UATC, UATC, and their subsidiaries.  All such security interests held by the lenders under the Term Facility are subordinate to the security interests held by the lenders under the $35.0 million Revolving Credit Facility as described in (b).

The Term Facility contains certain provisions that require UATC to maintain certain financial ratios and places limitations on, among other things, capital expenditures and additional indebtedness.

(b)

The $35.0 million Revolving Credit Facility (the "Revolver") is a $35.0 million revolving credit facility (with a sublimit of $10.0 million related to the issuance of letters of credit, of which there were $0.8 million outstanding at January 3, 2002) repayable in full on August 2, 2004.  The commitment may be reduced as the result of issuance of certain debt or equity securities.  Borrowers under the Revolver include UATC, UATC, UAR, and certain of UAR's subsidiaries.  The Revolver provides for interest to be accrued at varying rates, with interest payable monthly.  The interest rate at January 3, 2002 was 4.68%.

The Revolver is secured by the same collateral as is the Term Facility.

The Revolver contains certain provisions that require UATC to maintain certain financial ratios and places limitations on, among other things, capital expenditures and additional indebtedness.  Such provisions are substantially the same as those within the Term Facility as described in (a) above.

(c)

Other debt includes $2.7 million of equipment lease obligations, $1.1 million of payment-in-kind notes and $4.2 million of mortgages secured by land and buildings as of January 3, 2002 and $3.2 million of capital lease obligations and $4.6 million of mortgages secured by land and buildings as of December 28, 2000.

The aggregate annual maturities of long-term debt are as follows:

Year ending December:
2002	$ 3.0
2003	2.9
2004	25.7
2005	211.5
Thereafter	5.5
Total	$248.6

Interest, net includes amortization of deferred loan costs of $0.5 million, $0.5 million, $1.9 million, and $1.2 million for the forty-four weeks ended January 3, 2002, the nine weeks ended March 1, 2001, and the fiscal years ended December 28, 2000, and December 30, 1999, respectively.  Additionally, interest, net includes interest income of $0.3 million, $1.0 million, $6.1 million and $6.3 million for the forty-four weeks ended January 3, 2002, the nine weeks ended March 2, 2001 and the fiscal years ended December 28, 2000 and December 30, 1999, respectively.

(5)      Disclosures About Fair Value of Financial Instruments

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents approximates fair value because of its short maturity.

(5)      Disclosures About Fair Value of Financial Instruments (continued)

Financial Instruments

The carrying amount and estimated fair value of UATC's financial instruments at January 3, 2002 are summarized as follows (amounts in millions):

	Carrying	Estimated
	Amount	Fair Value
Term Facility	$ 240.6	237.0
Debt	8.0	8.0

The fair value of UATC's borrowings under the Term Facility is estimated based upon dealer quotes at January 3, 2002.  The fair value of other debt is assumed to approximate its carrying value.

(6)       Stockholders Equity (Deficit)

Common and Preferred Stock

UATC is authorized to issue 1,000 shares of its $1.00 par value common stock, of which 100 shares are issued and outstanding at January 3, 2002, and are all held by the Parent.  At January 3, 2002 the Company has 5,000,000 shares of preferred stock authorized with none issued.

Stock Option Plans

At January 3, 2002, the Company's Parent had a stock option plan.  The Parent applies the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for these plans.  No compensation cost has been recognized by UATC for the Parents stock option plan.  If UATC's Parent determined compensation costs based on the fair value of the options at the grant date under FASB Statement No. 123, "Accounting for Stock Based Compensation", UATC's net earnings would have been approximately $3.2 million for the forty-four weeks ended January 3, 2002.

(7)       Employee Benefits Plan

The UATC 401(k) Savings Plan (the "Savings Plan") provides that employees may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations, to the Savings Plan.  Employee contributions are invested in various investment funds based upon elections made by the employee.  Depending on the amount of each employees level of contribution, the Savings Plan currently matches up to 4% of their compensation.

Contributions to the Savings Plan were $0.6 million and $0.1 million, respectively, for the forty-four weeks ended January 3, 2002 and nine weeks ended March 1, 2001, and for the fiscal years ended December 2000 and 1999 were $0.8 million and $0.7 million, respectively and are included in other operating expenses.

(8)       Related Party Transactions

UATC leases certain of its theatres from UAR and Prop I in accordance with two master leases (the "Master Leases").  The Master Leases provide for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre.  In order to fund the cost of additions and/or renovations to the theatres leased by UATC from UAR or Prop I, UATC has periodically made advances to UAR.  Through March 1, 2001, interest on the advances (the "Receivable") accrued at the prime rate and amounted to $0.9 million, $5.5 million and $4.8 million for the nine weeks ended March 1, 2001 and the fiscal years ended December 2000 and 1999, respectively.  As part of the application of fresh-start reporting the Receivable was reclassified from other assets to stockholders equity (deficit) and interest no longer accrues on this account. The Receivable will be reduced upon any sale of properties by UAR and Prop I, with UATC receiving the net proceeds of the sale less any amount required to be paid under the Term Facility.  During the forty-four weeks ended January 3, 2002, the related party receivable was reduced by $15.0 million.

(8)       Related Party Transactions (continued)

UATC has entered into a management agreement with UAR.  This management fee represents the cost of managing and accounting for UAR's properties.  For each of the fiscal years ended 2001, 2000, and 1999 such management fees were approximately $0.0 million, $0.1 million, and $0.1 million, respectively.

9)       Asset Impairments, Lease Exit and Restructure Costs

The following table relates the detailed components of the expenses for asset impairments, lease exit and restructure costs: (amounts in millions)

	Forty-four weeks ended	Nine weeks ended
	January 3, 2002	March 1, 2001	2000	1999
Asset impairments	$ 2.8	$ 1.1	37.3	30.6
Lease exit costs	-	-	11.3	22.5
Restructure costs	-	-	6.0	0.3
Other	-	-	-	2.9
	$ 2.8	$ 1.1	54.6	56.3

Lease Exit Costs

During 2000 and 1999, UATC continued to pursue a strategy intended to identify and divest of or renegotiate the leases of under-performing and non-strategic theatres and properties.  As part of the disposition plan UATC recorded estimated lease termination costs of $11.3 million and $22.5 million in 2000 and 1999, respectively.

Restructure Costs

Costs relating to UATC's restructuring and Chapter 11 reorganization, exclusive of those amounts incurred subsequent to the Petition Date, which are classified as reorganization items in the accompanying statement of operations, were $6.0 million for the fiscal year ended December 28, 2000.

(10)       Discontinued Operations

During 1998, UATC established a plan to dispose of its entertainment center business operations, and operations in all of the entertainment centers ceased during 1999.  At December 30, 1999, UATC established an additional reserve of $2.4 million related to estimated costs necessary to terminate three remaining leases and settle remaining litigation related to the entertainment centers.  At December 28, 2000, liabilities subject to compromise included a $2.2 million reserve for such lease termination costs.  As part of the application of fresh start accounting, all liabilities subject to compromise were discharged on March 2, 2001

(11)      Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The benefit of the Company's deferred tax asset has been reduced by a valuation allowance.

.

(11)      Income Taxes (continued)

The components of the provision for income taxes are as follows (amounts in millions):

	Forty-four weeks ended January 3, 2002	Nine weeks ended March 1, 2001	Fiscal years 2000 1999
Current income taxes:
Federal	$ 3.2	$ -	0.4	0.7
State	0.4	-	0.3	0.2
Total current tax provision	3.6	-	0.7	0.9
Deferred income taxes:
Federal	-	-	-	-
State	-	-	-	-
Total deferred provision (benefit)	-	-	-	-
Total income tax provision	$ 3.6	$ -	0.7	0.9

With respect to the nine weeks ended March 1, 2001, income tax expense pertains to both income before extraordinary items as well as certain adjustments necessitated by the effectiveness of the Plan and the required fresh start adjustments in accordance with SOP 90-7 to the Company's financial statements.  No income tax expense was recognized with respect to the extraordinary gain resulting from the cancellation of indebtedness that occurred in connection with the effectiveness of the Plan as such gain is exempt from income taxation.

For the years ended 2000 and 1999, income tax expense pertains to income before extraordinary items, and is largely a result of activity related to subsidiaries consolidated for financial reporting purposes, but not for tax purposes.

Income tax expense differed from the amount computed by applying the U.S. Federal income tax rate (35% for all periods) to income (loss) before income tax expense as a result of the following (amounts in millions):

	Forty-four weeks ended January 3, 2002	Nine weeks ended March 1, 2001	Fiscal years
			2000	1999
Expected tax provision (benefit)	$ 2.6	$ 80.1	(31.7)	(32.0)
State tax net of federal benefit	0.4	-	-	-
Change in valuation allowance
Gain from discharge of indebtedness and other fresh start adjustments	-	(114.1)	-	-
Other	-	-	35.2	32.7
Fresh start adjustments	-	30.5	-	-
Reorganization costs	0.7	2.2	-	-
Other	(0.1)	1.3	(2.8)	0.2
Provision for income taxes	$ 3.6	$ 0.0	0.7	0.9

(11)      Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at January 3, 2002 and December 28, 2000 are as follows (amounts in millions):
	January 3, 2002	December 28, 2000
Deferred tax assets:
Net operating loss carryforwards	$ 28.2	$ 109.3
Intangible and other assets	10.5	14.9
Accrued liabilities	1.1	7.4
Property and equipment	10.9	34.9
Deferred revenue	5.9	6.3
Other	8.3	6.0
	64.9	178.8
Less valuation allowance	(63.8)	(177.9)
Net deferred tax assets	1.1	0.9
Deferred tax liabilities:
Property and equipment	(0.7)	-
Other	(1.1)	(0.9)
Net deferred tax liabilities	(1.8)	(0.9)
Total net deferred tax liability	$(0.7)	$ -

At the effective date of the Plan, the Predecessor Company had available net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $277 million.  These NOL carryforwards have been reduced as result of the discharge and cancellation of various pre-petition liabilities under the Plan.  The Reorganized Company has not recorded a financial statement benefit for the NOL carryforwards because the criterion to record a benefit has not been satisfied.  After the reduction, for federal income tax purposes as of January 3, 2002, the Reorganized Company has available NOL carryforwards of approximately $70.0 million with expiration commencing during 2007.  Further, as a result of a statutory "ownership change" (as defined in Section 382 of the Internal Revenue Code) that occurred as a result of the effectiveness of the Plan, the Reorganized Company's ability to utilize its NOL carryforwards and certain deferred tax assets for federal income tax purposes is restricted to approximately $5 million per year.

If the Company, in future tax periods, were to recognize tax benefits attributable to tax attributes of the Predecessor Company (such as NOL carryforwards), such benefit would be applied to reduce certain balance sheet assets in accordance with Financial Accounting Standards Board statement No. 109 Accounting for Income Taxes.

(12)      Segment Information

UATC's operations are classified into three business segments: Theatre Operations, In-Theatre Advertising and the Satellite Theatre Network™ ("STN").  In-Theatre Advertising sells various advertising within its theatres and on UATC's web page.  STN rents theatre auditoriums for seminars, corporate training, business meetings and other educational or communication uses, product and consumer research and other entertainment uses.  Theatre auditoriums are rented individually or on a networked basis

(12)      Segment Information (continued)

The following table presents certain information relating to the Theatre Operations, In-Theatre Advertising and STN segments for each of the last three years (amounts in millions):
	Theatre	In-Theatre
	Operations	Advertising	STN	Total

As of and for the forty-four weeks ended January 3, 2002
Revenue	$459.8	8.7	2.8	471.3
Operating income	19.2	8.2	1.1	28.5
Depreciation and amortization	33.4	0.1	0.3	33.8
Assets	401.0	0.4	1.2	402.6
Capital expenditures	12.2	-	0.4	12.6

As of and for the nine weeks ended March 1, 2001
Revenue	$ 96.9	1.2	1.0	99.1
Operating income	13.4	1.2	0.3	14.9
Depreciation and amortization	6.4	-	-	6.4
Assets	431.8	1.2	5.4	438.4
Capital expenditures	0.1	-	-	0.1

As of and for the year ended December 28, 2000
Revenue	$535.4	10.0	4.4	549.8
Operating income (loss)	(34.6)	9.3	1.3	(24.0)
Depreciation and amortization	41.9	0.1	0.4	42.4
Assets	445.7	0.4	1.0	447.1
Capital expenditures	18.0	-	-	18.0

As of and for the year ended December 30, 1999
Revenue	$616.2	8.4	6.2	630.8
Operating income (loss)	(56.8)	7.3	1.3	(48.2)
Depreciation and amortization	50.4	0.3	0.1	50.8
Assets	528.9	1.5	3.9	534.3
Capital expenditures	62.0	-	-	62.0

(13)      Commitments and Contingencies

UATC conducts a significant portion of its theatre and corporate operations in leased premises.  These leases have non-cancelable terms expiring at various dates after January 3, 2002.  Many leases have renewal options.  Most of the leases provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property.  Also, certain leases contain escalating minimum rental provisions that have been accounted for on a straight-line basis over the initial term of the leases.

UATC and UAR are parties to several sale and leaseback transactions whereby the land and buildings underlying 37 theatres were sold and leased back from unaffiliated third parties pursuant to lease terms averaging 21 years with an average of two 5 year renewal options.  During late 2000 and early 2001, UATC amended the largest of these sale and leaseback transactions to allow UATC to terminate the master lease with respect to obsolete properties, allow the Owner Trustee to sell up to $35.0 million of those properties and pay down the underlying debt at 85% of par, and reduce the amount of rent paid by UATC on the master lease on a pro rata basis to the amount of debt repaid.  Gains on the sale and leaseback transactions were deferred and amortized as a reduction of rent expense over the individual theatre lease terms prior to the adoption of SOP 90-7.  Under fresh-start reporting the remaining unamortized deferred gain is eliminated.  Unamortized deferred gains aggregated $17.7 million, $17.9 million and $19.0 million at March 1, 2001, December 28, 2000 and December 30, 1999, respectively.

(13)      Commitments and Contingencies (continued)

Rent expense for theatre and corporate operations is summarized as follows (amounts in millions):

	Forty-four
	weeks ended	Nine weeks ended
	January 3, 2001	March 1, 2001	2000	1999

Minimum rental	$ 60.6	$11.9	$ 77.9	$90.4
Contingent rental	2.9	0.4	1.5	2.4
Effect of leases with escalating
minimum annual rentals	2.7	0.6	4.7	4.8
Rent tax	0.6	0.1	0.5	0.6
	$ 66.8	$13.0	$ 84.6	$98.2

Approximately $14.8 million, $3.0 million, $17.9 million and $17.9 million of the minimum rentals reflected in the preceding table for the forty-four weeks ended January 3, 2002, for the nine weeks ended March 1, 2001, and for fiscal years 2000 and 1999, respectively, were incurred pursuant to the sale and leaseback transactions.

Future minimum lease payments under noncancelable operating leases for each of the next five years and thereafter are summarized as follows (amounts in millions):

	Third Party	Affiliate
	Leases	Leases

2002	73.2	0.6
2003	72.7	-
2004	72.5	-
2005	71.5	-
2006	66.7	-
Thereafter	639.7	-

Upon the filing of the Chapter 11 Cases and petitions, the Bankruptcy Code imposed a stay applicable to all entities, of, among other things, the commencement or continuation of judicial, administrative, or other actions or proceedings against United Artists that were or could have been commenced before the bankruptcy petition.

The Americans with Disabilities Act of 1990 (the "ADA") and certain state statutes, among other things, require that places of public accommodation, including theatres (both existing and newly constructed), be accessible to and that assistive listening devices be available for use by certain patrons with disabilities.  With respect to access to theatres, the ADA may require that certain modifications be made to existing theatres to make such theatres accessible to certain theatre patrons and employees who are disabled.  The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations.  The ADA provides for a private right of action and reimbursement of plaintiffs attorneys fees and expenses under certain circumstances.  UATC has established a program to review and evaluate UATC theatres and to make any changes that may be required by the ADA. UATC estimates the costs to comply with these requirements is $2.5 million to $5.0 million.

(14)      Comparative Quarterly Financial Information (unaudited)

	Fiscal Year 2001

	Forty-four				Four	Nine
	weeks				weeks	weeks
	ended				ended	ended
	January 3	Fourth	Third	Second	March 29,	March 1,
	2001	Quarter	Quarter	Quarter	2001	2001

Revenue	$471.3	154.8	158.6	128.5	29.4	$ 99.1
Operating income (loss) from continuing operations	28.5	13.2	13.1	6.2	(4.0)	14.9
Income (loss) before reorganization items and income tax expenses	7.4	8.7	6.3	(0.8)	(6.8)	7.9
Reorganization items	-	-	-	-	-	33.3
Extraordinary item	-	-	-	-	-	187.6
Net income (loss)	3.8	5.2	6.2	(0.8)	(6.8)	228.8

	Fiscal Year 2000

	Full		Fourth	Third	Second	First
		Year	Quarter	Quarter	Quarter	Quarter

Revenue		$549.8	136.7	149.3	138.4	125.4
Operating income (loss) from continuing operations		(24.0)	10.4	(15.1)	(19.0)	(0.3)
Income (loss) before reorganization items, and income tax expenses		(71.8)	(1.7)	(29.9)	(29.7)	(10.5)
Reorganization items		(18.2)	(8.0)	(10.2)	-	-
Net loss		(90.7)	(9.8)	(40.3)	(30.2)	(10.4)

(15)      Subsequent Event

On March 8, 2002, the holders of in excess of 80% of the voting stock in the Parent entered into an agreement to exchange their stock for shares of common stock in Regal Entertainment Group.  Regal Entertainment Group is an entity formed and controlled by TAC, the majority stockholder of the Parent.  Also on March 8, 2002 Regal Entertainment Group agreed to exchange its stock for stock in two other theatre companies also commonly controlled by TAC.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding members of UATC's and the Parents Board of Directors as of March 26, 2002 is set forth below.

Name	Age	Business Experience During Past Five Years	Other Public Directorships
Philip F. Anschutz	62

Elected Director and Chairman of the Board on March 2, 2001.  Mr. Anschutz has also been the Director and Chairman of The Anschutz Corporation (the controlling shareholder of UATC's Parent) for more than five years.

			Qwest Communications International, Inc. Union Pacific Corporation Forest Oil Corporation

Craig D. Slater	44	Elected Director on March 2, 2001. Mr. Slater has been the President of Anschutz Investment Company since August 1997 and Executive Vice President of The Anschutz Corporation since May 1999.	Qwest Communications International, Inc. Forest Oil Corporation

Michael F. Bennet	37	Elected Director on March 2, 2001. Mr. Bennet is also a Vice President of Anschutz Investment Company since November 1997.	None

Kurt C. Hall	42

President and Chief Executive Officer since March 6, 1998.  Chief Operating Officer since February 24, 1997 and Executive Vice President and Director since May 12, 1992.  Mr. Hall was Chief Financial Officer from May 12, 1992 to March 5, 1998.

			None
Neil Augustine	36	Elected Director on March 2, 2001. Mr. Augustine is a Managing Director at Rothschild Inc. Mr. Augustine also serves on the Board of Directors of a privately-held company.	None

Gregory T. Karlen	57

Elected Director on January 16, 2002.  Mr. Karlen is the President of Retail Services with Madison Marquette Realty Services. Mr. Karlen also serves on the Board of Directors of a privately-held company.

			None

Michael Pade	52

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

			None

The Plan calls for there being seven members of the Boards of the Parent and UATC, with four being nominated by TAC, two being nominated by the lenders (the "Lenders Group") under the Restructured Bank Credit Facility.  The other member of the Boards was to be Mr. Hall, the Parents and UATC's President and Chief Executive Officer.  Messrs. Augustine and Karlen have been nominated by the Lenders Group.  Messrs. Anschutz, Slater and Bennet have been nominated by TAC, and the fourth position remains open.

Information regarding executive officers of UATC who are not directors of UATC as of March 26, 2002 is set forth below. Executive officers will hold office for such term as may be prescribed by the Board of Directors and until such persons successor is chosen and qualified or until such persons death, resignation, or removal.
Name	Age	Business Experience During Past Five Years
Neil Pinsker	45

Executive Vice President.  Mr. Pinsker was promoted to Executive Vice President of UATC in charge of theatre operations in January 1999.  Mr. Pinsker was most recently Vice President of the Western region operations, and has previously directed the Eastern and Central regional operations of UATC.  Joining UATC in May of 1970, Mr. Pinsker is a third generation theatre operator.

Ralph E. Hardy	50

Executive Vice President and General Counsel.  Additionally, Mr. Hardy's duties include supervision of the Real Estate, Development and Construction departments.  Mr. Hardy was promoted to Executive Vice President of UATC in charge of legal affairs and General Counsel in September 1994.  Mr. Hardy was previously the Senior Vice President and general counsel of UATC.

Raymond Nutt	40

Executive Vice President of Corporate Operations.  Mr. Nutt became Executive Vice President of UATC in October 1999.  Mr. Nutt's duties include supervision of In-theatre Advertising, UATC's Satellite Theatre Network™ , and various administrative functions including Human Resources, Risk Management, and Internal Audit.  Most recently, Mr. Nutt was Senior Vice President from 1995 through 1999 and Vice President from 1993 through 1995.  Mr. Nutt joined United Artists in 1988.

Bruce M. Taffet	53

Executive Vice President.  Mr. Taffet was promoted to Executive Vice President in January 1995 and is responsible for construction operations of UATC.  Prior to February 1995, Mr. Taffet was the Senior Vice President in charge of national concession operations of UATC.

David J. Giesler	44

Executive Vice President and Chief Financial Officer.  Mr. Giesler was promoted to this position in September 2000.  Prior to this Mr. Giesler also served as Acting Treasurer since rejoining UATC in February 2000.  Mr. Giesler was the Controller of UATC from 1990 to March 1999.

Thomas C. Galley	46

Executive Vice President of Technology.  Started with UATC in January 2002.  He has experience in Networks, Designs, Controls and Management.  Prior to January 2002, Mr. Galley was CEO of his own internet company, Data Network, co-founded in 1986.

There are no family relationships between any of the directors and executive officers named above.  During the past five years, none of the directors and executive officers named above were involved in any legal proceedings that would be material to an evaluation of his ability or integrity.

Item 11.    Executive Compensation

(a)     Compensation

The following table sets forth all compensation paid to the president and chief executive officer and the four next most highly paid executive officers of UATC for the years ended January 3, 2002, December 28, 2000 and December 30, 1999.

Summary Compensation Table
				Long-Term
				Compensation
				Awards/
				Securities	Other
	Annual Compensation			Underlying	Annual	All Other
Name and		Salary	Bonus	Stock Options	Compensation	Compensation
Principal Positions	Year	($) (1)	($) (2)	#	($) (3)	($) (4)

Kurt C. Hall	2001	353,300	-	551,200	2,090	25,197
President and	2000	325,021	113,750	*	1,420	27,067
Chief Executive Officer	1999	325,060	-	*	4,099	21,930

Michael Pade	2001	277,200	-	270,100	5,736	6,800
Executive Vice President	2000	265,028	79,500	*	1,932	6,800
	1999	265,056	-	*	3,894	6,400

Ralph E. Hardy	2001	200,000	-	216,100	--	20,300
Executive Vice President	2000	200,017	50,000	*	1,220	22,075
	1999	200,045	-	*	3,050	17,415

Neal Pinsker	2001	200,000	-	216,100	--	9,511
Executive Vice President	2000	200,000	50,000	*	--	9,905
	1999	212,417	-	*	--	39,706

Raymond Nutt	2001	175,000	-	108,100	--	13,739
Executive Vice President	2000	175,001	43,750	*	72	14,746
	1999	145,194	-	*	105	10,590

(1) Represents annual salary, including compensation deferred by the Named Executive Officer pursuant to the UATC 401(k) Savings Plan.

(2) The executive officers received a retention bonus during 2000.

(3) Other annual compensation consists primarily of reimbursement of membership dues.

(4) Consists primarily of matching contributions to employee benefit plans (except for a portion of the amount paid to Mr. Pinsker in 1999, which relates to relocation expenses paid by UATC, as well as earnings related to the UATC Supplemental 401(k) Savings Plan.

* Pursuant to the Reorganization Plan, all stock options of the Parent granted before March 2, 2001 were cancelled.

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

						Potential Realizable
	Number of	% of Total				Value at Assumed
	Securities	Options				Annual Rates of Stock
	Underlying	Granted to	Exercise	Exercise		Price Appreciation for
	Options	Employees	Price $5	Price $10	Expiration	Option Term
Name	Granted	in 2001	Per Share	Per Share	Date	5%	10%
Kurt C. Hall	551,200	27.1%	433,222	117,978	2011	$656,582	2,328,555
Michael Pade	270,100	13.3%	250,000	20,100	2011	378,895	1,343,742
Ralph E. Hardy	216,100	10.6%	200,000	16,100	2011	303,116	1,074,994
Neal Pinsker	216,100	10.6%	200,000	16,100	2011	303,116	1,074,994
Raymond Nutt	108,100	5.3%	100,000	8,100	2011	151,558	537,497

(c)    Year-End Stock Option Table

The following table sets forth all of the Parents stock options held by the president and chief executive officer and the four next most highly paid executive officers of UATC as of January 3, 2002.

		Number of
		Shares Underlying		Value of
		Unexercised Options at		In-the-Money Options at
	Option	January 3, 2002		January 3, 2002(1)
Name	Type	Exercisable(2)	Unexercisable	Exercisable	Unexercisable
Kurt C. Hall	Non-Qualifying	55,120	496,080	$357,167	$3,214,503

Michael Pade	Non-Qualifying	27,010	243,090	193,876	1,744,880

Ralph E. Hardy	Non-Qualifying	21,610	194,490	155,106	1,395,950

Neal Pinsker	Non-Qualifying	21,610	194,190	155,106	1,395,950

Raymond Nutt	Non-Qualifying	10,810	97,290	77,566	698,090

(1)      The common stock of the Parent is not publicly held.  For purposes of this information, such shares are valued at $12.55 per share.

(2)      Upon the effective date of UATC's Plan of Reorganization 10% of all options granted were vested.

(d)     Long-Term Incentive Awards

No long-term incentive awards were granted to executive officers of UATC during 2001.

(e)     Compensation of Directors

No directors of the Parent or UATC received compensation for their services as directors or committee members during 2001.

(f)     Employee Benefits Plan

UATC established the UATC 401(k) Savings Plan (the "Savings Plan") which allows electing employees to contribute up to 20.0% of their compensation, subject to certain IRS limitations.  Depending on the amount of each employees level of contribution, the Savings Plan currently matches up to 4.0% of their compensation.

Effective January 1, 1993, UATC established the UATC Supplemental 401(k) Savings Plan (the "Supplemental Plan") for certain employees who are highly compensated as defined by the IRS and whose elective contributions to the Savings Plan exceed the IRS limitations.  Through December 31, 1996, such employees were allowed to contribute to the Supplemental Plan, provided that the aggregate contributions to the Savings Plan and Supplemental Plan did not exceed 10.0% of their compensation.  Effective January 1, 1997, UATC suspended additional contributions to the Supplemental Plan.  As of January 3, 2002, interest on the existing balances accrued at a rate of 7.31%.

Matching contributions to the Savings Plan and the Supplemental Plan for the president and chief executive officer and the four other highest paid executives have been included in the summary compensation table.

During 2000, UATC's board established a retention bonus plan for all officers that was based upon performance of duties consistent with each officers position and remaining employed by UATC through June 30, 2000.  Amounts paid under this plan are included in the summary compensation table.  There will be no further payments under this plan.

(g)     Employment Agreements

UATC has employment agreements (each an "Employment Agreement" and collectively, the "Employment Agreements") with each of Kurt C. Hall, Edward C. Cooper, David J. Giesler, Ralph E. Hardy, Robert A. McCormick, Michael L. Pade, Bruce M. Taffet, Raymond C. Nutt, Neal Pinsker, Thomas C. Galley, Charles Fogel and Darrell C. Taylor.

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

In the event that Mr. Hardy, Mr. Taffet, Mr. Giesler, Mr. Pinsker, Mr. Nutt, Mr. McCormick, Mr. Cooper, Mr. Galley, Mr. Fogel or Mr. Taylor is terminated without cause, such individual will be entitled to his base salary for the remainder of the term of his employment agreement following his termination but not less than 12 months and annual bonuses for the remainder of the term of his employment agreement but not less than 12 months, in an amount based upon the average bonuses paid to him over the preceding two fiscal years.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The Parent owns 100% of the issued and outstanding shares of UATC's capital stock.  The Parent is a Delaware corporation whose only business interest is its ownership of UATC and UAR.  The Parents principal executive offices are located at 9110 E. Nichols Avenue, Englewood, Colorado 80112.

The Parent has two classes of capital stock outstanding: the United Artists Theatre Company common stock and the United Artists Theatre Company convertible preferred stock.  The Anschutz Investment Group LLC is the holder of 9,002,843 shares of convertible preferred stock that is convertible at $6.25 per common share to 9,002,843 shares of common stock.  The remaining 117,157 shares of convertible preferred stock are held by an employee of TAC.  The United Artists common stock, including options, is held of record by 49 holders.  In addition to the currently outstanding common stock and management options, there are 5,600,000 warrants convertible to common stock at $10 per share.

The following tables set forth certain information concerning the beneficial ownership of United Artists common stock known to the Parent to own beneficially in excess of 5% of the outstanding United Artists common stock, the ownership by the president and chief executive officer and the four other highest paid executive officers of UATC, by each director, and by all executive officers and directors of UATC as a group as of March 26, 2002.  Except as otherwise indicated, all of the persons listed below have:

    sole voting power and investment power with respect to their United Artists shares, except to the extent that authority is shared by spouses under applicable law; and
    record and beneficial ownership with respect to their United Artists shares.

UNITED ARTISTS THEATRE COMPANY COMMON STOCK
	Beneficial	Percentage of	Beneficial	Percentage of	Percentage of
	Interest	United Artists	Interest	United Artists	United Artists
Beneficial Owner (6)	Common Shares(7)	Common Shares(7)	Options Granted	Options Granted	Shares & Options(7)

Anschutz Investment Group LLC(8)	13,717,803	55.5%	0	-	51.3%
EN Investment Company(8)	4,095,429	16.6%	0	-	15.3%
The Anschutz Corporation	2,000,000	8.1%	0	-	7.5%
Kurt C. Hall(1)(3)	0	-	551,200	27.1%	2.1%
Michael Pade(1)(3)	0	-	270,100	13.3%	1.0%
Ralph E. Hardy(1)(3)	0	-	216,100	10.6%	0.8%
Neal Pinsker(1)(3)	0	-	216,100	10.6%	0.8%
Raymond Nutt(1)(3)	0	-	108,100	5.3%	0.4%
Philip F. Anschutz(2)(4)	0	-	0	-	-
Craig D. Slater(2)(4)	230,300	0.9%	0	-	0.9%
Michael F. Bennet(2)	0	-	0	-	-
Gregory T. Karlen(5)	0	-	0	-	-
Neil Augustine(5)	0	-	0	-	-
Directors and Executive Officers as					-
a group (9 persons)(3)	230,300	0.9%	1,674,300	82.4%	7.1%

(1)     The address for each of Messrs. Hall, Pade, Hardy, Pinsker and Nutt is 9110 East Nichols Avenue, Englewood, Colorado 80112.

(2)     The address for each of Messrs. Anschutz, Slater, and Bennet is 555 Seventeenth Street, Suite 2400, Denver, Colorado 80202.

(3)     Includes options granted on March 2, 2001.

(4)     Each of Messrs. Anschutz and Slater are members of the Board of Directors of The Anschutz Corporation, but each disclaims beneficial ownership of the United Artists Theatre Company shares held by The Anschutz Corporation.

(5)     The address for Mr. Augustine is 10 East 50th Street, 26th Floor, New York, New York 10022, and the address for Mr. Karlen is 11100 Wayzata Boulevard, Suite 601, Minnetonka, Minnesota 55305.

(6)     The table represents ownership of the Parent's common stock as shown in the Parent's book and records as of March 26, 2002.

(7)     Includes currently outstanding shares, shares convertible from preferred stock, and shares available through exercise of warrants.

(8)     The beneficial owner is an affiliate of The Anschutz Corporation.

Item 13. Certain Relationships and Related Transactions

UATC leases one theatre from UAR and 18 theatres from Prop I.  The common stock of UAR is owned 100% by the Parent.

The lease agreement between UATC and UAR provides for an annual base rental of approximately $0.6 million, as well as taxes, insurance, maintenance and other related charges.  Effective November 1, 1998, the lease agreement between UATC and Prop I provides for an annual base rental of $1, as well as taxes, insurance, maintenance and other related charges.  Prior to November 1, 1998, the lease agreement between UATC and Prop I provided for an annual base rental of approximately $5.9 million.  In addition to the annual base rental amounts, the leases provide for additional rentals based upon a percentage of the leased theatres revenue.  The leases between UATC and UAR and Prop I expire on October 4, 2003 and October 31, 2003, respectively, and provide for options to extend the leases at UATC's option for up to ten years.

In order to fund the cost of additions and/or renovations to the theatres leased by UATC from UAR or Prop I, UATC has periodically made advances to UAR.

UATC has entered into a management agreement with UAR.  This management fee represents the cost of managing and accounting for UAR's properties.  For each of the fiscal years ended 2001, 2000, and 1999, such management fees were approximately $0.0 million, $0.1 million, and $0.1 million, respectively.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)	1.	Financial Statements Included in Part II of this Report:

	UATC and Subsidiaries

		Report of Independent Public Accountants	26

		Consolidated Balance Sheets	28
		January 3, 2002 and December 28, 2000

		Consolidated Statements of Operations	29
		Forty-four weeks ended January 3, 2002, Nine weeks ended March 1, 2001, Years Ended December 28, 2000, and December 30, 1999

		Consolidated Statements of Stockholders Equity (Deficit) and Comprehensive Income	30
		Forty-four weeks ended January 3, 2002, Nine weeks ended March 1, 2001,Years Ended December 28, 2000, and December 30, 1999

		Consolidated Statements of Cash Flow	31
		Forty-four weeks ended January 3, 2002, Nine weeks ended March 1, 2001,Years Ended December 28, 2000, and December 30, 1999

		Notes to Consolidated Financial Statements	32

	2.	Financial Statements Schedules

	All financial statement schedules are omitted, as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements or notes thereto.

	3.	Exhibits

		The following exhibits are filed herewith or incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:

		2.0

Second Amended Disclosure Statement for First Amended Plan of Reorganization of United Artists Theatre Company, United Artists Realty Company, United Artists Properties I Corp., United Artists Properties II Corp., UATC and its filing subsidiaries under Chapter 11 of the United States Bankruptcy Code (8)

		3.1	Restated Articles of Incorporation of UATC (1)

		3.2	By-laws of UATC (1)

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

		10.3

Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995 among UATC, Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (3)

10.4

Participation Agreement dated as of December 13, 1995, among UATC, Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut, Alan B. Coffey and Fleet National Bank of Connecticut. (3)

	10.5	Pass Through Trust Agreement, dated as of December 13, 1995, between UATC and Fleet National Bank of Connecticut. (3)

	10.6	Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and UATC (3)

	10.7	Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corporation and UATC (1)

	10.8	United Artists Theatre Company Stock Incentive Plan. (5)

10.9

Stockholders Agreement, dated as of May 12, 1992, by and among OSCAR I, Merrill Lynch Capital Appreciation Partnership No. B-XIX, L.P., Roman Nineteen Offshore Fund B.V., ML IBK Positions, Inc., MLCP Associates L.P. No. II, Equitable Capital Private Income and Equity Partnership II, L.P. and Equitable Deal Flow Fund, L.P. and the holders of Options or Restricted Stock awards under the Management Stock Option Plan. (1)

10.10

Amendment No. 1, dated as of July 15, 1992, to the Stockholders Agreement, dated as of May 12, 1992, by and among OSCAR I, Merrill Lynch Capital Appreciation Partnership No. B-XIX, L.P., Roman Nineteen Offshore Fund B.V., ML IBK Positions, Inc., MLCP Associates L.P. No. II, Equitable Capital Private Income and Equity Partnership II, L.P. and Equitable Deal Flow Fund, L.P. and the holders of Options or Restricted Stock awards under the Management Stock Option Plan. (1)

10.11

Stock Subscription Agreement, dated as of May 12, 1992, by and among OSCAR I, Merrill Lynch Capital Appreciation Partnership No. B-XIX, L.P., Roman Nineteen Offshore Fund B.V., ML IBK Positions, Inc., MLCP Associates L.P. No. II, Equitable Capital Private Income and Equity Partnership II, L.P. and Equitable Deal Flow Fund, L.P. (1)

	10.12	Non-Competition Agreement, dated as of May 12, 1992, by and among Tele-Communications, Inc., UATC and United Artists Theatre Company. (1)

10.13

Trademark Agreement as of May 12, 1992 by United Artists Entertainment Company, United Artists Holdings, Inc., United Artists Cable Holdings, Inc., United Artists Theatre Holding Company, on the one hand and UATC, United Artists Realty Company, UAB, Inc., and UAB II, Inc., on the other hand. (1)

	10.14	United Artists Theatre Circuit 401(k) Savings Plan. (1)

	10.15	United Artists Theatre Circuit Supplemental 401(k) Savings Plan. (2)

	10.16	Tax Sharing Agreement, dated as of May 12, 1992, between United Artists Theatre Company and UATC (1)

	10.17	Form of Employment Agreement, dated as of May 12, 1992, between UATC and Kurt C. Hall. (1)

	10.18	Amendment to the UATC 401(K) Savings Plan dated as of January 1, 1997. (4)

	10.19	Employment Agreement Extension Letter dated as of May 12, 1998, between UATC and Kurt C. Hall. (4)

	10.20	Subsidiaries of UATC (4)

	10.21	Second Amendment to the Credit Agreement as of April 21, 1998 (6)

	10.22	Third Amendment to the Credit Agreement as of April 21, 1998 (7)

	27.1	Financial Data Schedule.

(1)	Incorporated herein by reference from Form S-1 dated October 5, 1992.
(2)	Incorporated herein by reference from Form 10-K for the year ended December 31, 1993.
(3)	Incorporated herein by reference from Form S-2 dated January 31, 1996.
(4)	Incorporated herein by reference to Form 10-K for the year ended December 31, 1996.
(5)	Incorporated herein by reference to Form S-4 for United Artists Theatre Company, dated July 15, 1999.
(6)	Incorporated herein by reference from Form 8-K dated April 9, 1999.
(7)	Incorporated herein by reference from Form 8-K dated September 29, 1999.
(8)	Incorporated herein by reference from Form 8-K dated February 9, 2001.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED ARTISTS THEATRE CIRCUIT, INC.

(Registrant)

Director, President and Chief Executive	/S/ Kurt C. Hall
Officer	Kurt C. Hall
Dated: April 3, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Chairman of the Board and Director	/S/ Phillip F. Anschutz
Dated: April 3, 2002	Phillip F. Anschutz

Director	/S/ Craig D. Slater
Dated: April 3, 2002	Craig D. Slater

Director	/S/ Michael F. Bennet
Dated: April 3, 2002	Michael F. Bennet

Director	/S/ Gregory T. Karlen
Dated: April 3, 2002	Gregory T. Karlen

Director	/S/ Neil Augustine
Dated: April 3, 2002	Neil Augustine

Director	/S/ Michael Pade
Dated: April 3, 2002	Michael Pade