Form 10-Q
period 2002-03-28
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2002-05-14
CIK 889570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

F O R M 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 333-1024

UNITED ARTISTS THEATRE CIRCUIT, INC.
(Exact name of registrant as specified in its charter)

Maryland	13-1424080
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9110 East Nichols Avenue, Suite 200
Centennial, CO	80112
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(303) 792-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes     X      No        .

The number of shares outstanding of $1.00 par value common stock at March 28, 2002 was 100 shares.

UNITED ARTISTS THEATRE CIRCUIT, INC.

Quarterly Report on Form 10-Q

March 28, 2002

(Financial Statements Unaudited)

TABLE OF CONTENTS
PART I	Financial Information	Page Number

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Operations	5
	Consolidated Statement of Stockholder's Equity	6
	Condensed Consolidated Statements of Cash Flows	7
	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	23

PART II	Other Information

Item 6.	Exhibits and Reports on Form 8-K	24

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

In general, the risks and uncertainties associated with the performance of UATC relate to:

  the dependence of UATC on films produced and distributed by the major and independent film studios and on its ability to obtain thosepopular motion pictures;
  the continuing impact of competitive stadium seating theatres, as well as the impact of newly-constructed competitive theatres, on the patronage of UATC's theatres;
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

Condensed Consolidated Balance Sheets

(Amounts in Millions)

(Unaudited)

	Reorganized Company

Assets	March 28, 2002	January 3, 2002

Current assets:
Cash and cash equivalents	$ 22.0	23.5

Receivables, net	6.4	8.4

Prepaid expenses and concession inventory	15.3	21.8
Total current assets	43.7	53.7

Investments and related receivables	2.5	2.5

Assets held for sale	-	0.8

Property and equipment, at cost:
Land	10.5	10.5
Theatre buildings, equipment and other	234.0	228.8
	244.5	239.3
Less accumulated depreciation and amortization	(31.1)	(24.1)
	213.4	215.2

Reorganization value in excess of amounts allocated to identifiable assets	127.4	127.4
Other assets, net	2.6	3.0
	$ 389.6	402.6
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable
Film rentals	$ 15.7	18.0
Other	32.9	35.1
	48.6	53.1
Accrued and other liabilities
Salaries and wages	3.7	5.7
Other	20.8	25.0
	24.5	30.7
Current portion of long-term debt (note 4)	3.0	3.0
Total current liabilities	76.1	86.8

Deferred income tax	1.3	0.7
Other liabilities	10.7	11.0
Long-term debt (note 4)	244.9	245.6

Total liabilities	333.0	344.1

Minority interests in equity of consolidated subsidiaries	4.0	4.5

Stockholder's equity :
Preferred stock (authorized shares 5,000,000, no shares issued)	-	-
Common stock (authorized shares 1,000, issued and outstanding 100 shares)	-	-
Additional paid-in capital	97.9	97.9
Retained earnings	4.8	3.8
Related party receivables (note 5)	(50.1)	(47.7)
Total stockholder's equity	52.6	54.0
	$ 389.6	402.6

Commitments and contingencies (note 8)

Subsequent event (note 9)

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

(Amounts in Millions)

(Unaudited)

	Reorganized		Predecessor
	Company		Company
	Twelve Weeks Ended	Four Weeks Ended	Nine Weeks Ended
	March 28, 2002	March 29, 2001	March 1, 2001

Revenue:
Admissions	$ 84.3	20.1	$ 69.1
Concession sales	34.3	8.2	26.9
Other	5.3	1.1	3.1
	123.9	29.4	99.1

Costs and expenses:
Film rental and advertising expenses	43.6	10.3	36.2
Direct concession costs	4.2	0.9	3.1
Other operating expenses	51.5	15.5	35.8
Sale and leaseback rentals (note 8)	4.5	1.5	3.0
General and administrative	4.5	1.6	3.2
Depreciation and amortization	7.3	3.5	6.4
Asset impairments	0.3	-	1.1
Gain on disposition of assets	(0.1)	(0.1)	(4.6)
Restructure costs (note 7)	2.1	-	-
	117.9	33.2	84.2

Operating income (loss)	6.0	(3.8)	14.9

Other income (expense):
Interest, net (note 4)	(3.8)	(2.1)	(5.9)
Minority interests in earnings of consolidated subsidiaries	0.1	0.1	(1.0)
Other, net	(0.5)	(1.0)	(0.1)
	(4.2)	(3.0)	(7.0)

Income (loss) before reorganization items, income
taxes and extraordinary item	1.8	(6.8)	7.9

Reorganization items (note 1)	-	-	33.3

Income (loss) before income taxes and extraordinary item	1.8	(6.8)	41.2

Income tax expense	0.8	-	-

Income (loss) before extraordinary item	1.0	(6.8)	41.2

Extraordinary item, net of income taxes (note 1)	-	-	187.6

Net income (loss)	$ 1.0	(6.8)	$ 228.8

See accompanying notes to condensed consolidated financial statements.

Consolidated Statement of Stockholder's Equity

(Amounts in Millions)

(Unaudited)

			Additional			Total
	Preferred	Common	paid-in	Retained	Related party	stockholder's
	stock	Stock	capital	earnings	receivables	equity

Balance at January 3, 2002	$ -	-	97.9	3.8	(47.7)	$ 54.0
Net income	-	-	-	1.0	-	1.0
Change in related party receivables	-	-	-	-	(2.4)	(2.4)
Balance at March 28, 2002	$ -	-	97.9	4.8	(50.1)	$ 52.6

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

(Amounts in Millions)

(Unaudited)
	Reorganized Company		Predecessor Company

	Twelve Weeks Ended	Four Weeks Ended	Nine Weeks Ended
	March 28, 2002	March 29, 2001	March 1, 2001

Net income (loss)	$ 1.0	(6.8)	$ 228.8
Effect of leases with escalating minimum annual rentals	0.7	0.3	0.6
Depreciation and amortization	7.3	3.5	6.4
Provision for asset impairments	0.3	-	1.1
Reorganization items	-	-	(33.3)
Gain on disposition of assets	(0.1)	(0.1)	(4.6)
Minority interests in earnings of consolidated subsidiaries	(0.1)	(0.1)	1.1
Extraordinary gain on extinguishment of debt	-	-	(187.6)
Deferred income taxes	0.6	-	-
Change in assets and liabilities:
Receivables	1.9	0.3	2.2
Prepaid expenses and concession inventory	6.5	1.4	(3.8)
Other assets	(0.3)	(1.1)	(0.1)
Accounts payable	(8.0)	(2.0)	(10.6)
Accrued and other liabilities	(6.8)	(2.9)	(2.4)
Net cash provided by (used in) operating activities	3.0	(7.5)	(2.2)

Cash flow from investing activities:
Capital expenditures	(5.7)	(0.4)	(0.1)
Proceeds from disposition of assets, net	0.9	0.1	4.5
Other, net	-	-	(1.2)
Net cash provided by (used in) investing activities	(4.8)	(0.3)	3.2

Cash flow from financing activities:
Debt borrowings	-	17.5	22.5
Debt repayments	(0.7)	(6.5)	(16.8)
Increase (decrease) in cash overdraft	3.6	(2.6)	(3.1)
Increase in related party receivables	(2.4)	-	(1.0)
Other, net	0.1	-	-
Net cash provided by financing activities	0.6	8.4	1.6

Net cash used in reorganization items	(0.3)	-	(7.0)

Net increase (decrease) in cash and cash equivalents	(1.5)	0.6	(4.4)

Cash and cash equivalents:
Beginning of period	23.5	7.0	11.4
End of period	$ 22.0	7.6	7.0

Supplemental cash flow information:

Cash paid for interest	$ 4.1	0.1	$ 7.9

Cash paid for income taxes	$ 5.1	-	$ -

See accompanying notes to condensed consolidated financial statements.

(1)     Chapter 11 Reorganization and Basis of Presentation

The accompanying consolidated financial statements include the accounts of United Artists Theatre Circuit, Inc. ("UATC" or the "Company") and those of all majority owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

On September 5, 2000 (the "Petition Date") UATC (as it existed before March 2, 2001, the "Predecessor Company") and certain of its subsidiaries, as well as the Parent, United Artists Theatre Company and certain of the Parent's subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Chapter 11 Cases"), as well as a joint plan of reorganization.  On January 22, 2001 the joint plan of reorganization, as amended (the "Plan"), was approved by the Court, and the Debtors declared the Plan to be effective on March 2, 2001 (the "Effective Date").  In conjunction with the reorganization, the Predecessor Company's bank credit facility, as it existed before the Petition Date (the "Pre-Petition Credit Facility"), was restructured into a Restructured Term Credit Facility (the "Term Facility") of approximately $252.2 million, and an additional $35.0 million Revolving Credit Facility was secured.

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

UATC's post-reorganization balance sheet, statements of operations and statements of cash flow which reflect the application of fresh-start reporting, have not been prepared on a consistent basis with the pre-reorganization financial statements and are not comparable in all respects to the financial statements prior to the reorganization. Accordingly, for periods prior to March 2, 2001, the assets and liabilities of UATC and the related consolidated financial statements are referred to herein as "Predecessor Company," and for periods subsequent to March 1, 2001, the assets and liabilities of UATC and the related consolidated financial statements are referred to herein as "Reorganized Company."  The "Company" and "UATC" refer to both Reorganized Company and Predecessor Company.

(1)     Chapter 11 Reorganization and Basis of Presentation (continued)

As a consequence of the Plan, on March 2, 2001, the Parent's capital structure consisted of approximately $252.2 million of debt under the Term Facility, convertible preferred stock with a par value of $0.1 million and a liquidation value of $57 million, 10 million shares of common stock with a par value of $0.01 per share and warrants for 5.6 million shares of common stock of the Parent with a fair value of $0.28 per warrant.  The Anschutz Corporation ("TAC"), affiliates of which were pre-petition senior lenders, converted 100% of its senior debt into a combination of convertible preferred stock, common stock and warrants to purchase approximately 3.7 million shares of common stock ($10.00 exercise price) of the Parent, which in aggregate, represented at that time approximately 54% of the fully diluted common equity of the Parent.  Other senior lenders under the Pre-Petition Credit Facility received common stock in the Parent representing approximately 29% of the fully diluted common equity and subordinated lenders of the Parent received warrants to purchase 1.8 million shares of common stock with an exercise price of $10.00 per share representing approximately 7% of the fully diluted common equity, with the remaining fully diluted common stock (approximately 10%) reserved for management stock options.

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

(1)      Chapter 11 Reorganization and Basis of Presentation (continued)

In accordance with SOP 90-7, all costs and expenses incurred in connection with the Predecessor Company's reorganization from the Petition Date to the Effective Date have been reflected as reorganization items in the accompanying consolidated statement of operations.

Reorganization items (expenses) recorded by the Predecessor Company during the nine weeks ended March 1, 2001 consisted of the following (amounts in millions):

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

(2)       Fresh-Start Reporting (continued)

The effects of the reorganization and fresh-start reporting on UATC's balance sheet as of March 2, 2001 are as follows (in millions):

	Predecessor	(a)	(b)	©	Reorganized
	Company	Discharge	Settlement		Company
Assets	March 2, 2001	of Debt	with Stockholders	Fresh-Start Adjustments	March 2, 2001
Current assets:
Cash and cash equivalents	$ 7.5	-	-	(0.5)	7.0
Receivables, net
Notes	1.5	-	-	-	1.5
Other	4.5	-	-	-	4.5
	6.0	-	-	-	6.0

Prepaid expenses and concession inventory	16.5	-	-	(0.6)	15.9
Other assets	1.5	-	-	-	1.5
Total current assets	31.5	-	-	(1.1)	30.4

Investments and related receivables	3.0	-	-	(0.1)	2.9

Property and equipment, at cost:
Land	12.2	-	-	(1.9)	10.3
Theatre buildings, equipment and other	499.3	-	-	(280.7)	218.6
	511.5	-	-	(282.6)	228.9
Less accumulated depreciation and amortization	(214.6)	-	-	214.6	-
	296.9	-	-	(68.0)	228.9
Reorganization value in excess of amounts allocated to identifiable assets	-	-	-	137.1	137.1
Intangible assets, net	38.6	-	-	(38.6)	-
Other assets, net	68.4	-	-	(67.9)	0.5
	$ 438.4	-	-	(38.6)	399.8
Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable
Film rentals	$ 19.4	-	-	-	19.4
Other	20.8	10.4	-	4.0	35.2
	40.2	10.4	-	4.0	54.6
Accrued and other liabilities
Salaries and wages	5.5	-	-	(1.5)	4.0
Interest	0.1	-	-	-	0.1
Other	25.4	2.9	-	-	28.3
	31.0	2.9	-	(1.5)	32.4
Current portion of long-term debt	7.0	1.9	-	-	8.9
Total current liabilities	78.2	15.2	-	2.5	95.9

Other liabilities	27.3	-	-	(20.4)	6.9
Debt	4.1	252.2	-	-	256.3
Deferred income taxes	-	-	-	0.7	0.7
Total liabilities not subject to compromise	109.6	267.4	-	(17.2)	359.8

Liabilities subject to compromise	512.5	(512.5)	-	-	-

Total liabilities	622.1	(245.1)	-	(17.2)	359.8

Minority interests in equity of consolidated subsidiaries	4.8	-	-	-	4.8

Stockholder's equity (deficit):
Preferred stock	-	-	-	-	-
Common stock	-	-	-	-	-
Additional paid-in capital	289.9	57.5	(249.5)	-	97.9
Accumulated deficit	(477.3)	187.6	289.7	-	-
Related party receivable	(1.1)	-	-	(61.6)	(62.7)
Total stockholder's equity (deficit)	(188.5)	245.1	40.2	(61.6)	35.2
	$ 438.4	-	40.2	(78.8)	399.8

(2)       Fresh-Start Reporting (continued)

(a)      To record the debt discharge and the issuance of new debt under the Term Facility of $252.2 million, and to record the settlement with the Predecessor Company's creditors.

(b)      To record the elimination of the Predecessor Company's equity and related accounts.

©      To record the adjustments to reflect the assets and liabilities at their fair values and to adjust the accumulated deficit to zero.

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

(3)      Summary of Significant Accounting Policies

(a)     Reporting Period. On April 12, 2002, TAC contributed its ownership of United Artists to Regal Entertainment Group ("REG") in exchange for equity of REG.  In anticipation of this transaction, UATC's operating and reporting calendar has been adjusted to conform to the operating and reporting calendar of REG during the first quarter 2002.  The new reporting period is also based on a calendar that coincides with film playweeks, however the reporting period now ends generally on the last Thursday of each calendar month.  This resulted in the first quarter of 2002 containing one less week of operating results compared to the first quarter of 2001.

(b)     Segment Information. As a result of the items further discussed in Note 9, UATC now manages its business based on one reportable segment.

©     Impact of Recently Issued Accounting Standards. In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which UATC adopted on January 4, 2002, being the first day of our fiscal 2002 year.  SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The adoption of this standard resulted in UATC no longer amortizing the reorganization value in excess of identifiable assets.  Had this standard been in effect for prior periods, our net income or loss would have been reduced by $1.0 million and $0.7 million for the four weeks ended March 29, 2001 and the nine weeks ended March 1, 2001, respectively.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.  The adoption of this standard is not expected to have a material impact on the financial position or the results of operation of UATC.

(4)      Debt

Debt is summarized as follows (amounts in millions):

	March 28, 2002	January 3, 2002

Term Facility (a)	$ 240.0	240.6
Revolving Credit Facility (b)	-	-
Other ©	7.9	8.0
	247.9	248.6

Less current portion	(3.0)	(3.0)
Long term debt	$ 244.9	245.6

(a)

The Term Facility represents a 72.5% reinstatement of the amounts owed to all lenders, other than TAC and its affiliates, under the Pre-Petition Credit Facility.  Borrowers under the Term Facility include UATC, United Artists, UAR, and certain of UAR's subsidiaries.  The Term Facility provides for interest to be accrued at varying rates, with interest payable monthly.  The interest rate at March 28, 2002 was 5.85%.  Principal payments under the Term Facility are $0.6 million quarterly from June 30, 2001 through December 31, 2003 and $6.3 million payable each quarter during 2004, with the remaining principal balance due on February 2, 2005.  Additional principal repayments may also be required as a result of asset sales or the issuance of certain debt or equity securities.

The Term Facility is secured by, among other things, the capital stock of certain subsidiaries of UATC, mortgages on certain of UATC's, UAR's and Prop I's properties, and a security interest in substantially all assets of UATC, United Artists, and their subsidiaries.  All such security interests held by the lenders under the Term Facility are subordinate to the security interests held by the lenders under the $35.0 million Revolving Credit Facility as described in (b).

The Term Facility contains certain provisions that require United Artists to maintain certain financial ratios and places limitations on, among other things, capital expenditures and additional indebtedness.

(b)

The $35.0 million Revolving Credit Facility (the "Revolver") is a $35.0 million revolving credit facility (with a sublimit of $10.0 million related to the issuance of letters of credit, of which there were $1.6 million outstanding at March 28, 2002) repayable in full on August 2, 2004.  The commitment may be reduced as the result of issuance of certain debt or equity securities.  Borrowers under the Revolver include UATC, United Artists, UAR, and certain of UAR's subsidiaries.  The Revolver provides for interest to be accrued at varying rates, with interest payable monthly.  The interest rate at March 28, 2002 was 4.68%.

The Revolver is secured by the same collateral as is the Term Facility.

The Revolver contains certain provisions that require United Artists to maintain certain financial ratios and places limitations on, among other things, capital expenditures and additional indebtedness.  Such provisions are substantially the same as those within the Term Facility as described in (a) above.

©

Other debt includes $2.7 million of equipment lease obligations, $1.1 million of payment-in-kind notes and $4.1 million of mortgages secured by land and buildings as of March 28, 2002 and $2.7 million of capital lease obligations, $1.1 million of payment-in-kind notes and $4.2 million of mortgages secured by land and buildings as of January 3, 2002.

(4)     Debt (continued)

The aggregate annual maturities of long-term debt are as follows (amounts in millions):

Year ending December:
2002	$ 2.3
2003	2.9
2004	25.7
2005	211.5
Thereafter	5.5
Total	$247.9

Interest, net includes amortization of deferred loan costs of $0.1 million, $0.1 million, and $0.5 million for the twelve weeks ended March 28, 2002, the four weeks ended March 29, 2001, and the nine weeks ended March 1, 2001 respectively.  Additionally, interest, net includes interest income of $0.04 million, $0.03 million, and $1.1 million for the twelve weeks ended March 28, 2002, the four weeks ended March 29, 2001 and the nine weeks ended March 1, 2001 respectively.

(5)      Related Party Transactions

UATC leases certain of its theatres from UAR and Prop I in accordance with two master leases (the "Master Leases").  The Master Leases provide for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre.  In order to fund the cost of additions and/or renovations to the theatres leased by UATC from UAR or Prop I, UATC has periodically made advances to UAR.  Through March 1, 2001, interest on the advances accrued at the prime rate and amounted to $0.9 million for the nine weeks ended March 1, 2001.  As part of the application of fresh-start reporting the receivable was reclassified from other assets to stockholder's equity and interest no longer accrues on this account. The receivable will be reduced upon any sale of properties by UAR and Prop I, with UATC receiving the net proceeds of the sale less any amount required to be paid under the Term Facility.  During the twelve weeks ended March 28, 2002, the related party receivable increased by $2.4 million as the result of payment of income taxes on behalf of UAR.

(6)      Income Taxes

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

As of January 3, 2002, the Company has available NOL carryforwards of approximately $70.0 million with expiration commencing during 2007.  Further, as a result of a statutory "ownership change" (as defined in Section 382 of the Internal Revenue Code) that occurred in 2001, the Company's ability to utilize its NOL carryforwards and certain deferred tax assets for federal income tax purposes is restricted to approximately $5 million per year.  Any subsequent statutory "ownership change" could result in further limiting the Company's ability to utilize its NOL carryforwards and certain deferred tax assets.

If the Company, in future tax periods, were to recognize tax benefits attributable to tax attributes of the Company (such as NOL carryforwards), such benefit would be applied to reduce certain balance sheet assets in accordance with Financial Accounting Standards Board statement No. 109, "Accounting for Income Taxes."
         Restructure Costs

Management of UATC approved a restructuring and severance plan during the first quarter of 2002.  This plan was communicated to all corporate employees during March 2002.  The total amount of restructure costs accrued during the twelve weeks ended March 28, 2002 was $2.1 million.  This amount included $2.0 million of termination benefits for 102 administrative employees, none of which was paid during the twelve weeks ended March 28, 2002.  The remaining $100,000 related to estimated lease termination costs.

(81)       Commitments and Contingencies

UATC conducts a significant portion of its theatre and corporate operations in leased premises.  These leases have non-cancelable terms expiring at various dates after January 3, 2002December 28, 2000.  Many leases have renewal options.  Most of the leases provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property.  Also, certain leases contain escalating minimum rental provisions that have been accounted for on a straight-line basis over the initial term of the leases.

UATC and UAR are parties to several sale and leaseback transactions whereby the land and buildings underlying 37 theatres were sold and leased back from unaffiliated third parties pursuant to lease terms averaging 21 years with an average of two 5 year renewal options.  During late 2000 and early 2001, UATC amended the largest of these sale and leaseback transactions to allow UATC to terminate the master lease with respect to obsolete properties, allow the Owner Trustee to sell up to $35.0 million of those properties and pay down the underlying debt at 85% of par, and reduce the amount of rent paid by UATC on the master lease on a pro rata basis to the amount of debt repaid.  Gains on the sale and leaseback transactions were deferred and amortized as a reduction of rent expense over the individual theatre lease terms prior to the adoption of SOP 90-7.  Under fresh-start reporting, the remaining unamortized deferred gain is eliminated.  Unamortized deferred gains aggregated $19.0 million at March 1, 2001.

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

(9)       Subsequent Event

On April 12, 2002, TAC exchanged its controlling interest in United Artists for common shares of Regal Entertainment Group ("REG"), resulting in REG being the majority shareholder of United Artists.  On this same date, TAC also exchanged its ownership interests in two other theatre companies for common shares of REG.  The management of these three theatre companies will be combined, with management of the theatre operations to be based in Knoxville, Tennessee, while management of certain ancillary businesses of the three companies will be based in Centennial, Colorado.  On May 8, 2002, REG priced its public offering of its common equity.  The public offering is scheduled to close on May 14, 2002.  A portion of the proceeds from this offering will be used to repay the Company's Term Facility and Revolving Credit Facility, which will be replaced by a note payable to the Parent, which will be obligated under a substantially similar note payable to REG.  Management agreements will be established between UATC and Regal Cinemas, Inc. which will run the consolidated theatre operations.  Also, agreements will exist between UATC and RCM under which RCM will manage the ancillary revenue aspects of UATC's theatres operations and of the other theatre circuits controlled by TAC.

Item 2.     Managements Discussion and Analysis of Financial Condition and Results of Operations

On September 5, 2000 (the "Petition Date") UATC (as it existed before March 2, 2001, the "Predecessor Company") and certain of its subsidiaries, as well as the Parent, United Artists Theatre Company and certain of the Parent's subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Chapter 11 Cases"), as well as a joint plan of reorganization.  On January 22, 2001 the joint plan of reorganization, as amended (the "Plan"), was approved by the Court, and the Debtors declared the Plan to be effective on March 2, 2001 (the "Effective Date).  In conjunction with the reorganization, the Predecessor Company's bank credit facility as it existed before the Petition Date (the "Pre-Petition Credit Facility") was restructured into a Restructured Term Credit Facility of approximately $252.2 million, and an additional $35.0 million Revolving Credit Facility was secured.

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

Due to the occurrence of the Effective Date on March 2, 2001 and the application of fresh-start reporting, UATC's 2001 statements of operations include information reflecting the four weeks ended March 29, 2001, and the nine weeks ended March 1, 2001.

In order to provide a meaningful basis of comparing the twelve weeks ended March 28, 2002 and the thirteen weeks ended March 29, 2001 for purposes of the following tables and discussion, the operating results of the Reorganized Company for the four weeks ended March 29, 2001 have been combined with the operating results of Predecessor Company for the nine weeks ended March 1, 2001 (collectively referred to as "Combined Company") and are compared to the twelve weeks ended March 28, 2002.  Depreciation, amortization, and certain other line items included in the operating results of Combined Company are not comparable between periods as the nine weeks ended March 1, 2001 of the Predecessor Company do not include the effect of fresh-start reporting adjustments.  The combining of reorganized and predecessor periods is not acceptable under accounting principles generally accepted in the United States.

The following discussion and analysis of UATC's financial condition and results of operations should be read in conjunction with UATC's Condensed Consolidated Financial Statements and related notes thereto.

On April 12, 2002, TAC contributed its ownership of United Artists to Regal Entertainment Group ("REG") in exchange for equity of REG.  UATC's 2002 first quarter includes only twelve weeks of operations rather than thirteen, as UATC's operating and reporting calendar was adjusted to conform to the operating and reporting calendar of REG.

The following table sets forth for the Reorganized and Combined Company's first quarter fiscal periods indicating the percentage of total revenues represented by certain items reflected in UATC's statements of operations:

	Reorganized Company	Combined Company
	Twelve weeks ended	Thirteen weeks ended
	March 28, 2002	March 29, 2001

Revenues:
Admissions	68.0%	69.4%
Concessions	27.7	27.3
Other operating revenues	4.3	3.3
Total revenues	100.0	100.0
Direct theatre costs:
Film rental and advertising costs	35.2	36.2
Cost of concessions	3.4	3.1
Theatre operating expenses	45.2	43.4
General and administrative	3.6	3.7
Sub-total	87.4	86.4
Depreciation and amortization	5.9	7.7
Asset impairments	0.3	0.8
Restructure costs	1.7	-
Gain on disposition of assets, net	(0.1)	(3.5)
Total operating expenses	95.2	91.4
Operating income	4.8%	8.6%

Total Revenues

The following table summarizes revenues and revenue-related data for the twelve weeks ended March 28, 2002 and the thirteen weeks ended March 29, 2001 (in millions, except averages):

	Reorganized Company	Combined Company
	Twelve weeks ended March 28, 2002	Thirteen weeks ended March 29, 2001
Admissions	$ 84.3	89.2
Concessions	34.3	35.1
Other operating revenues	5.3	4.2
Total revenues	$ 123.9	128.5

Attendance	14.1	15.5
Average ticket price	$ 5.98	5.75
Average concession sale per patron	2.43	2.26

Admissions. Total admissions revenues decreased $4.9 million, or 5.5%, to $84.3 million, for the twelve weeks ended March 28, 2002 from $89.2 million for the thirteen weeks ended March 29, 2001.  The decrease in admissions revenues during the twelve weeks ended March 28, 2002 compared to the thirteen weeks ended March 29, 2001 was primarily attributable to a 9.0% decrease in attendance, partially offset by a 4.0% increase in average ticket prices. The decrease in attendance was primarily the result of the absence of one week of operating results during 2002 as compared to 2001.

Concessions. Total concessions revenues decreased $0.8 million, or 2.3%, to $34.3 million for the twelve weeks ended March 28, 2002 from $35.1 million for the thirteen weeks ended March 29, 2001.  The decrease in concessions revenues during the twelve weeks ended March 28, 2002 compared to the thirteen weeks ended March 29, 2001 was primarily due to lower attendance, as previously discussed, partially offset by a 7.5% increase in the average concession sale per patron.

Other Operating Revenues. Total other operating revenues increased $1.1 million, or 26.2%, to $5.3 million for the twelve weeks ended March 28, 2002, from $4.2 million for the thirteen weeks ended March 29, 2001.  The increase in other operating revenues during the twelve weeks ended March 28, 2002 compared to the thirteen weeks ended March 29, 2001 was primarily due to an increase in rolling stock and slide advertising revenue.

Direct Theatre Costs

The following table summarizes direct theatre costs for the twelve weeks ended March 28, 2002 and the thirteen weeks ended March 29, 2001 (dollars in millions):

	Reorganized Company		Combined Company
	Twelve weeks ended		Thirteen weeks ended
	March 28, 2002		March 29, 2001
	$	% of Revenues	$	% of Revenues
Film rental and advertising costs (1)	$43.6	51.7%	$ 46.5	52.1%
Cost of concessions (2)	4.2	12.2%	4.0	11.3%
Other theatre operating expenses (3)	56.0	45.2%	55.8	43.4%
Total direct theatre costs (3)	$103.8	83.8%	$106.3	82.7%

(1) Percentage of revenues calculated as a percentage of admissions revenues.

(2) Percentage of revenues calculated as a percentage of concessions revenues.

(3) Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs. Film rental and advertising costs decreased $2.9 million, or 6.2%, to $43.6 million for the twelve weeks ended March 28, 2002, from $46.5 million for the thirteen weeks ended March 29, 2001. Film rental and advertising costs as a percentage of admissions revenue decreased by 0.4% to 51.7% for the twelve weeks ended March 28, 2002 from 52.1% for the thirteen weeks ended March 29, 2001.  The decrease in film rental and advertising costs as a percentage of admissions revenue in the first quarter 2002 was primarily attributable to the higher film costs associated with certain films released in the first quarter 2001, as well as a decrease in advertising costs as a percentage of admissions revenue during the first quarter 2002 as compared to the first quarter 2001.

Cost of Concessions. Cost of concessions increased $0.2 million, or 5.0%, to $4.2 million, for the twelve weeks ended March 28, 2002 from $4.0 million, for the thirteen weeks ended March 29.  Cost of concessions as a percentage of concessions revenues increased to 12.2% for the twelve weeks ended March 28, 2002 as compared to 11.3% for the thirteen weeks ended March 29, 2001.  The increases in concession costs as a percentage of concessions revenue was primarily due to a decrease in rebates from certain concession vendors and an increase in the sale of specialty food items during the first quarter 2002 that have higher food costs.

Other Theatre Operating Expenses. Other theatre operating expenses increased $0.2 million, or 0.4%, to $56.0 million for the twelve weeks ended March 28, 2002 from $55.8 million for the thirteen weeks ended March 29, 2001. Other theatre operating expenses as a percentage of total revenues increased to 45.2% for the twelve weeks ended March 28, 2002 from 43.4% for the thirteen weeks ended March 29, 2001.  The increase in other theatre operating expenses during the twelve weeks ended March 28, 2002 compared to the thirteen weeks ended March 29, 2001 was primarily due to an increase in occupancy costs related to theatres that were assumed from another theatre operator during the third quarter of 2001.

General and Administrative Expenses

General and administrative expenses decreased $0.3 million, or 6.2%, to $4.5 million for the twelve weeks ended March 28, 2002, from $4.8 million for the thirteen weeks ended March 29, 2001.  As a percentage of total revenues, general and administrative expenses decreased to 3.6% for the twelve weeks ended March 28, 2002 from 3.7% for the thirteen weeks ended March 29, 2001.

Depreciation and Amortization

Depreciation and amortization expenses decreased $2.6 million, or 26.3%, to $7.3 million for the twelve weeks ended March 28, 2002, from $9.9 million for the thirteen weeks ended March 29, 2001.  This decrease was primarily due to the adoption as of January 4, 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets," which resulted in UATC no longer amortizing the reorganization value in excess of identifiable assets during the first quarter of 2002, along with the effect of the revaluation of assets resulting from the application of fresh-start accounting during fiscal 2001.

Asset Impairments

Provisions for impairments relate to non-cash charges for the differences between the historical book value of individual theatres (in some cases groups of theatres) and the cash flow expected to be received from the operation or future sale of the individual theatre (or groups of theatres).  The Company recorded non-cash provisions for asset impairments of $0.3 million and $1.1 million for the twelve weeks ended March 28, 2002 and for the thirteen weeks ended March 29, 2001, respectively.

Gain on Disposition of Assets, Net

During the twelve weeks ended March 28, 2002 and the thirteen weeks ended March 29, 2001, the Company sold properties relating to under-performing theatres and other non-theatre real estate, along with equipment from closed theatres that could not be used at other locations.  These sales of assets resulted in $0.1 million and $4.7 million of recognized gains, respectively.

Restructure Costs

Restructure costs relate to the Company's restructuring and severance plan charges associated with the combination of the Company with two other theatre companies also controlled by REG.  For the twelve weeks ended March 28, 2002 a total of $2.1 million was recorded as restructure costs.  This amount includes $2.0 million of termination benefits and $0.1 million related to estimated lease termination costs.

EBITDA

EBITDA represents operating income from continuing operations before depreciation and amortization expense, loss (gain) on disposal of operating assets, loss on asset impairments, and restructure costs.  EBITDA decreased $1.8 million, or 10.3%, to $15.6 million for the twelve weeks ended March 28, 2002, from $17.4 million for the thirteen weeks ended March 29, 2001.  EBITDA as a percentage of total revenues decreased for the twelve weeks ended March 28, 2002 to 12.6% from 13.5% for the thirteen weeks ended March 29, 2001.  The primary reason for both the decrease in EBITDA and the decreased EBITDA margin was the absence of one week of operating results from 2002 as compared to 2001.

Operating Income

Operating income decreased by $5.1 million to $6.0 million for the twelve weeks ended March 28, 2002, from $11.1 million for the thirteen weeks ended March 29, 2001, while operating income as a percentage of total revenues decreased to 4.8% for the twelve weeks ended March 28, 2002 from 8.6% for the thirteen weeks ended March 29, 2001.  The absence of one week of operating results from 2002 as compared to 2001, along with the restructure costs recorded during 2002 and the increased gain on disposition of assets recorded during 2001, accounted for these decreases.

Interest, Net

Interest, net decreased $4.2 million, or 52.5%, to $3.8 million for the twelve weeks ended March 28, 2002 from $8.0 million for the thirteen weeks ended March 29, 2001.   The decrease in interest expense during the twelve weeks ended March 28, 2002 was primarily due to a lower average debt balance resulting from the completion of the Chapter 11 reorganization, along with lower market interest rates during the first quarter 2002 as compared to the first quarter 2001.    UATC capitalized $0.1 million and $0.01 million of interest during the twelve weeks ended March 28, 2002 and the thirteen weeks ended March 29, 2001.

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

Income Taxes

A provision for income taxes of $0.8 million was recorded for the twelve weeks ended March 28, 2002, while no tax expense was recorded during the thirteen weeks ended March 29, 2001. The increase in income taxes during the twelve weeks ended March 28, 2002 was primarily due to the timing of UATC's restructuring under Chapter 11. Prior to UATC emerging from Chapter 11 on March 2, 2001, UATC had no income tax expense due to the Company's ability to utilize NOL for the pre-emergence period.

Net Income

As set forth in the following year-over-year comparison, exclusive of reorganization items and the extraordinary item resulting from extinguishment of debt, during the twelve weeks ended March 28, 2002, net income decreased $0.1 million to $1.0 million for the twelve weeks ended March 28, 2002, from net income of $1.1 million for the thirteen weeks ended March 29, 2001 (amounts in millions).

	Reorganized Company	Combined Company
	Twelve weeks ended	Thirteen weeks ended
	March 28, 2002	March 29, 2001

Net income	$ 1.0	222.0
Less:
Extraordinary item	-	187.6
Reorganization items	-	33.3
Net income as adjusted	$ 1.0	1.1

Liquidity and Capital Resources

For the twelve weeks ended March 28, 2002, $3.0 million in cash provided from operations, $0.9 million from asset sale proceeds, and $3.6 from increases in cash overdrafts were utilized to fund capital expenditures of $5.7 million, and for other expenditures totaling $3.3 million.  This resulted in a $1.5 million decrease of cash balances during the twelve weeks ended March 28, 2002.

Substantially all of UATC's admissions and concession sales revenue is collected in cash.  UATC benefits from the fact that film expenses (except for films that require advances) are usually paid 15 to 45 days after the admissions revenue is collected.

As part of the Company's bankruptcy restructuring, debt was reduced from approximately $439.7 million under the Pre-Petition Credit Facility to approximately $252.2 million (the "Term Credit Facility").  The Term Credit Facility is subject to various covenants and limitations, including limitations on capital expenditures and on additional indebtedness, as well as various financial covenants.  Additionally, a new $35.0 million Revolving Credit Facility was secured.  This Revolving Credit Facility, which matures in August 2004, allows for issuance of letters of credit up to $10.0 million, and includes substantially the same covenants and limitations as are within the Restructured Bank Credit Facility.  As of March 28, 2002 there was no borrowings outstanding under the Revolving Credit Facility, and availability under this facility was $33.4 million.

As part of TAC contributing its ownership of United Artists to REG in exchange for equity of REG, a portion of the proceeds from the public offering of REG will be used to repay the Company's Term Credit Facility and Revolving Credit Facility.  This debt will be replaced by a note payable to the Parent, which will be obligated under a substantially similar note payable to REG.

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

At March 28, 2002, UATC had initiated the renovation of three theatres (28 screens) with stadium seating in the New Jersey, Northern California, and Albuquerque markets.  UATC also continued the construction of a project for the addition of five screens and renovation (with stadium seating) of the existing nine screens at a theatre in the New York City market. Through March 28, 2002, approximately $9.0 million had been invested in these redevelopment projects.  When completed, these projects are expected to cost approximately $15.4 million.  In addition, predevelopment work, including construction plans and governmental approvals, are being completed related to 11 theaters (92 screens) in several of UATC's key markets.  These redevelopment efforts include the replacement of existing theatres with a new theatre and the renovation with stadium seating and/or expansion of existing theatres.  UATC expects these redevelopment efforts will cost approximately $22.8 million over the next 12 to 18 months.  In addition, certain other theatres in several strategic markets are currently being reviewed for possible stadium seating renovations and/or screen additions.  Because UATC's future capital spending plans relate primarily to the renovation and/or expansion of key locations, the timing of such commitments and expenditures is flexible.  Therefore, they can be matched to net cash provided by operating activities and asset sales.  This strategy to renovate existing locations with state of the art amenities such as stadium seating is intended to allow UATC to defend and expand its current market positions by capitalizing on the value of its existing well-located theatres and thus limiting the amount of capital invested per screen.  UATC believes this strategy provides for a better investment return and more favorable risk/return profile.

UATC's future operating performance and ability to service its indebtedness will be subject to the success of motion pictures which are released, future economic conditions, the sale of non-core assets and to financial, business and other factors, many of which are beyond UATC's control.

The following table summarizes UATC's contractual cash obligations over the next several periods (amounts in millions):

Contractual cash obligations	Total	Current	2-3 years	4-5 years	After 5 years
Long-term debt	$245.2	2.9	238.7	1.5	2.1
Capital lease obligations	2.7	0.1	0.2	0.3	2.1
Operating leases	977.5	73.2	145.2	138.2	620.9
Total contractual cash obligations	$1,225.4	76.2	384.1	140.0	625.1

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations," and primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocations), including any subsequent adjustment to its cost.  SFAS No. 142 primarily addresses the accounting for goodwill and intangible asset subsequent to their acquisition (i.e., the post-acquisition accounting) and supersedes APB 17, "Intangible Assets."  The most significant changes made by SFAS No. 141 involve the requirement to use the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method along with the establishment for new criteria for determining whether we should recognize intangible assets acquired in a business combination separately form goodwill.  SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.  The adoption of SFAS No. 141 did not have a material impact on UATC's financial position or results of operation.

Under SFAS No. 142, we will no longer amortize goodwill, reorganization value in excess of amounts allocated to identifiable assets or indefinite lived intangible assets, and will test for impairment at least annually at a reporting unit level.  Additionally, the amortization period of intangible assets with finite lives is no longer limited to 40 years.  Other long-lived assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," and SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Asset," issued in August 2001.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets including excess reorganization value recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.  UATC adopted SFAS No. 142 on January 4, 2002, being the first day of the fiscal 2002 year.  The adoption of this standard results in UATC no longer amortizing the reorganization value in excess of identifiable assets.  Had this standard been in effect for prior periods, our net income or loss would have been reduced by $1.0 million and $0.7 million for the four weeks ended March 29, 2001 and the nine weeks ended March 1, 2001, respectively.

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

Item 3     Quantitative and Qualitative Disclosures About Market Risk

UATC is subject to market risk associated with changes in interest rates on its debt obligations.  As of March 28, 2002, UATC had $247.9 million of long-term debt of which $240.0 million was floating rate debt.  The average interest rate at March 28, 2002 was 5.85%.  A change of a full point to the interest rate on our variable rate indebtedness held at March 28, 2002 would result in a change of approximately $2.4 million in the annual interest expense of UATC.

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

Date: May 13, 2002