Form 10-Q
period 2002-06-27
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2002-08-12
CIK 889570

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

F O R M 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 333-1024

UNITED ARTISTS THEATRE CIRCUIT, INC.
(Exact name of registrant as specified in its charter)

Maryland	13-1424080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7132 Regal Lane Knoxville, Tennessee	37918
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 865-922-1123

The registrants' former address was 9110 East Nichols Avenue, Suite 200, Centennial, Colorado 80112, and the registrant's former fiscal year ended on the Thursday closest to December 31 each year.

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

        The number of shares outstanding of $1.00 par value common stock at August 9, 2002 was 100 shares.

UNITED ARTISTS THEATRE CIRCUIT, INC.
Quarterly Report on Form 10-Q
June 27, 2002

TABLE OF CONTENTS

		Page Number
PART I	Financial Information
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Operations	5
	Consolidated Statement of Stockholder's Equity	6
	Condensed Consolidated Statements of Cash Flows	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
PART II	Other Information
Item 6.	Exhibits and Reports on Form 8-K	30

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

  •
  the dependence of UATC on films produced and distributed by the major and independent film studios and on its ability to obtain those motion pictures;

  •
  the continuing impact of competitive stadium seating theatres, as well as the impact of newly-constructed competitive theatres, on the patronage of UATC's theatres;

  •
  the dependence of UATC on key personnel;

  •
  the ability of the management of UATC and the other theatre circuits under common control to successfully integrate the operations, employees, and management of these theatre circuits;

  •
  the sensitivity of UATC to adverse trends in the general economy, particularly as they might affect concession and advertising revenues;

  •
  the high degree of competition in UATC's industry; and

  •
  the volatility of UATC's quarterly results due to the seasonality of film release schedules.

        The foregoing cautionary statements expressly qualify all written or oral forward-looking statements attributable to UATC.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Millions, except share data)

(Unaudited)

	Reorganized Company
	June 27, 2002	January 3, 2002
Assets
Current assets:
Cash and cash equivalents	$49.5	$23.5
Receivables, net	3.5	8.4
Prepaid expenses, concession inventory and other	9.4	21.8

Total current assets	62.4	53.7
Investments and related receivables	2.5	2.5
Assets held for sale	—	0.8
Property and equipment, at cost:
Land	10.5	10.5
Theatre buildings, equipment and other	239.4	228.8

	249.9	239.3
Less accumulated depreciation and amortization	(38.1)	(24.1)

	211.8	215.2
Intangible assets	127.6	127.4
Other assets, net	2.2	3.0

	$406.5	$402.6

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$44.0	$53.1
Accrued and other liabilities	31.1	30.7
Current portion of long-term debt (note 5)	0.5	3.0

Total current liabilities	75.6	86.8
Deferred income tax	3.8	0.7
Other liabilities	7.5	11.0
Long-term debt (note 5)	7.5	245.6
Note payable to affiliate including accrued interest (note 5)	243.4	—

Total liabilities	337.8	344.1
Minority interests in equity of consolidated subsidiaries	4.3	4.5
Stockholder's equity:
Preferred stock (authorized shares 5,000,000, no shares issued)	—	—
Common stock (authorized shares 1,000, issued and outstanding 100 shares)	—	—
Additional paid-in capital	101.5	97.9
Retained earnings	12.5	3.8
Related party receivables (note 6)	(49.6)	(47.7)

Total stockholder's equity	64.4	54.0

	$406.5	$402.6

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in Millions)

(Unaudited)

	Reorganized Company				Predecessor Company
	Thirteen Weeks Ended June 27, 2002	Thirteen Weeks Ended June 28, 2001	Twenty Five Weeks Ended June 27, 2002	Seventeen Weeks Ended June 28, 2001	Nine Weeks Ended March 1, 2001
Revenues:
Admissions	$108.6	$87.0	$192.9	$107.1	$69.1
Concession sales	46.3	36.3	80.5	44.5	26.9
Other	5.2	5.2	10.5	6.2	3.1

	160.1	128.5	283.9	157.8	99.1

Costs and expenses:
Film rental and advertising expenses	60.8	47.1	104.5	57.4	36.2
Direct concession costs	6.8	4.1	10.8	5.0	3.1
Other operating expenses	54.3	51.8	105.7	67.2	35.8
Sale and leaseback rentals (note 9)	4.6	4.5	9.2	6.1	3.0
General and administrative	3.7	4.7	8.2	6.3	3.2
Depreciation and amortization	7.3	10.0	14.6	13.6	6.4
Loss (gain) on disposal and impairment of operating assets	0.6	0.1	0.8	—	(3.5)
Restructure costs (note 8)	0.2	—	2.3	—	—

	138.3	122.3	256.1	155.6	84.2

Operating income	21.8	6.2	27.8	2.2	14.9
Other income (expense):
Interest, net	(4.8)	(5.9)	(8.6)	(8.0)	(5.9)
Minority interests in earnings of consolidated subsidiaries	(0.3)	(0.1)	(0.2)	(0.1)	(1.0)
Other, net	(0.6)	(1.0)	(1.0)	(1.7)	(0.1)

	(5.7)	(7.0)	(9.8)	(9.8)	(7.0)

Income (loss) before reorganization items, income taxes and extraordinary item	16.1	(0.8)	18.0	(7.6)	7.9
Reorganization items (note 1)	—	—	—	—	33.3

Income (loss) before income taxes and extraordinary item	16.1	(0.8)	18.0	(7.6)	41.2
Income tax expense	7.2	—	7.9	—	—

Income (loss) before extraordinary item	8.9	(0.8)	10.1	(7.6)	41.2
Extraordinary item, net of income taxes (note 1)	(1.4)	—	(1.4)	—	187.6

Net income (loss)	$7.5	$(0.8)	$8.7	$(7.6)	$228.8

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Consolidated Statement of Stockholder's Equity

(Amounts in Millions)

(Unaudited)

	Preferred stock	Common Stock	Additional paid-in Capital	Retained Earnings	Related party receivables	Total stockholder's equity
Balance at January 3, 2002	$—	—	97.9	3.8	(47.7)	$54.0
Net income	—	—	—	8.7	—	8.7
Stock Compensation charge, net	—	—	3.6	—	—	3.6
Change in related party receivables	—	—	—	—	(1.9)	(1.9)

Balance at June 27, 2002	$—	—	101.5	12.5	(49.6)	$64.4

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in Millions)

(Unaudited)

	Reorganized Company		Predecessor Company
	Twenty five Weeks Ended June 27, 2002	Seventeen Weeks Ended June 28, 2001	Nine Weeks Ended March 1, 2001
Net income (loss)	$8.7	$(7.6)	$228.8
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Effect of leases with escalating minimum annual rentals	1.3	1.4	0.6
Depreciation and amortization	14.6	13.6	6.4
Provision for asset impairments	1.1	0.2	1.1
Amortization of deferred stock compensation	0.6	—	—
Reorganization items	—	—	(33.3)
Gain on disposition of assets	(0.3)	(0.2)	(4.6)
Minority interests in earnings of consolidated subsidiaries	0.2	0.1	1.1
Extraordinary loss (gain) on extinguishment of debt	1.4	—	(187.6)
Deferred income taxes	3.1	—	—
Change in assets and liabilities:
Receivables	4.7	(1.2)	2.2
Prepaid expenses and concession inventory	11.6	5.9	(3.8)
Other assets	(0.5)	(0.4)	(0.1)
Accounts payable	(12.7)	2.9	(10.6)
Accrued and other liabilities	2.3	(3.6)	(2.4)

Net cash provided by (used in) operating activities	36.1	11.1	(2.2)

Cash flow from investing activities:
Capital expenditures	(12.1)	(3.1)	(0.1)
Proceeds from disposition of assets, net	1.1	0.1	4.5
Other, net	—	0.3	(1.2)

Net cash provided by (used in) investing activities	(11.0)	(2.7)	3.2

Cash flow from financing activities:
Debt borrowings	0.2	32.5	22.5
Debt repayments	(0.7)	(36.6)	(16.8)
Increase (decrease) in cash overdraft	3.7	(4.3)	(3.1)
Decrease (increase) in related party receivables	(1.9)	1.3	(1.0)
Other, net	—	(0.9)	—

Net cash provided by (used in) financing activities	1.3	(8.0)	1.6

Net cash used in reorganization items	(0.4)	—	(7.0)

Net increase (decrease) in cash and cash equivalents	26.0	0.4	(4.4)
Cash and cash equivalents:
Beginning of period	23.5	7.0	11.4

End of period	$49.5	$7.4	$7.0

Supplemental cash flow information:
Cash paid for interest	$6.1	$6.3	$7.9

Cash paid for income taxes	$5.1	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 27, 2002

(Unaudited)

(1) Chapter 11 Reorganization and Basis of Presentation

        The accompanying condensed consolidated financial statements include the accounts of United Artists Theatre Circuit, Inc. ("UATC" or the "Company") and those of all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company, without audit, has prepared the condensed consolidated balance sheet as of June 27, 2002, the condensed consolidated statements of operations for the thirteen weeks and twenty-five weeks ended June 27, 2002, the thirteen weeks and seventeen weeks ended June 28, 2001 and the nine weeks ended March 1, 2001 and the condensed consolidated statements of cash flows for the twenty-five weeks ended June 27, 2002, the seventeen weeks ended June 28, 2001 and the nine weeks ended March 1, 2001 in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made.

        These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited financial statements. The results of operations for the quarter and two quarters ended June 27, 2002 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

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

        On September 5, 2000 (the "Petition Date") UATC (as it existed before March 2, 2001, the "Predecessor Company") and certain of its subsidiaries, as well as the Parent and certain of the Parent's subsidiaries (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Chapter 11 Cases"), as well as a joint plan of reorganization. On January 22, 2001 the joint plan of reorganization, as amended (the "Plan"), was approved by the Court, and the Debtors declared the Plan to be effective on March 2, 2001 (the "Effective Date"). In conjunction with the reorganization, the Predecessor Company's bank credit facility, as it existed before the Petition Date (the "Pre-Petition Credit Facility"), was restructured into a restructured term credit facility (the "Term Facility") of approximately $252.2 million, and an additional $35.0 million revolving credit facility was secured.

        On March 2, 2001, UATC and its Parent adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Under fresh-start reporting, the reorganization value of UATC, which represents the fair value of all of UATC's assets (net of liabilities), was determined through negotiations between the Company's management and its pre-petition creditors and such reorganization value was allocated to the Company's assets based on their relative fair values. Liabilities, other than deferred income taxes, were also stated at their fair values. Deferred taxes were determined in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 109. Application of SOP 90-7 creates a new reporting entity having no retained earnings or accumulated deficit. The estimated reorganization value of United Artists as of March 2, 2001 was approximately $360 million, of which approximately $300 million was attributable to UATC.

        UATC's post-reorganization balance sheet, statements of operations and statements of cash flow, which reflect the application of fresh-start reporting, have not been prepared on a consistent basis with the pre-reorganization financial statements and are not comparable in all respects to the financial statements prior to the reorganization. Accordingly, for periods prior to March 2, 2001, the assets and liabilities of UATC and the related consolidated financial statements are referred to herein as "Predecessor Company," and for periods subsequent to March 1, 2001, the assets and liabilities of UATC and the related consolidated financial statements are referred to herein as "Reorganized Company." The "Company" and "UATC" refer to both Reorganized Company and Predecessor Company.

        As a consequence of the Plan, on March 2, 2001, the Parent's capital structure consisted of approximately $252.2 million of debt under the Term Facility, convertible preferred stock with a par value of $0.1 million and a liquidation value of $57 million, 10 million shares of common stock with a par value of $0.01 per share and warrants for 5.6 million shares of common stock of the Parent with a fair value of $0.28 per warrant. The Anschutz Corporation and its subsidiaries ("TAC"), which were pre-petition senior lenders, converted 100% of their senior debt into a combination of convertible preferred stock, common stock and warrants to purchase approximately 3.7 million shares of common stock with an exercise price of $10.00 per share of the Parent, which in aggregate represented at that time approximately 54% of the fully diluted common equity of the Parent. Other senior lenders under the Pre-Petition Credit Facility received common stock in the Parent representing approximately 29% of the fully diluted common equity and subordinated lenders of the Parent received warrants to purchase 1.8 million shares of common stock with an exercise price of $10.00 per share representing approximately 7% of the fully diluted common equity, with the remaining fully diluted common stock (approximately 10%) reserved for management stock options.

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

Trade accounts payable and other	$30.8
Debt and related accrued interest	442.1
Lease exit costs	39.6

Total liabilities subject to compromise	$512.5

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

        Reorganization items (expenses) recorded by the Predecessor Company during the nine weeks ended March 1, 2001 consisted of the following (amounts in millions):

Adjustments of assets and liabilities to fair value	$40.2
Professional fees	(6.4)
Asset impairments	(0.4)
Other	(0.1)

$33.3

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

        The effects of the reorganization and fresh-start reporting on UATC's balance sheet as of March 2, 2001 are as follows (in millions):

	Predecessor Company	(a)	(b)	(c)	Reorganized Company
	March 2, 2001	Discharge of Debt	Settlement with Stockholders	Fresh-Start Adjustments	March 2, 2001
Assets
Current assets:
Cash and cash equivalents	$7.5	$—	$—	$(0.5)	$7.0
Receivables, net
Notes	1.5	—	—	—	1.5
Other	4.5	—	—	—	4.5

	6.0	—	—	—	6.0
Prepaid expenses and concession inventory	16.5	—	—	(0.6)	15.9
Other assets	1.5	—	—	—	1.5

Total current assets	31.5	—	—	(1.1)	30.4
Investments and related receivables	3.0	—	—	(0.1)	2.9
Property and equipment, at cost:
Land	12.2	—	—	(1.9)	10.3
Theatre buildings, equipment and other	499.3	—	—	(280.7)	218.6

	511.5	—	—	(282.6)	228.9
Less accumulated depreciation and amortization	(214.6)	—	—	214.6	—

	296.9	—	—	(68.0)	228.9
Reorganization value in excess of amounts allocated to identifiable assets	—	—	—	137.1	137.1
Intangible assets, net	38.6	—	—	(38.6)	—
Other assets, net	68.4	—	—	(67.9)	0.5

	$438.4	$—	$—	$(38.6)	$399.8

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable
Film rentals	$19.4	$—	$—	$—	$19.4
Other	20.8	10.4	—	4.0	35.2

	40.2	10.4	—	4.0	54.6
Accrued and other liabilities
Salaries and wages	5.5	—	—	(1.5)	4.0
Interest	0.1	—	—	—	0.1
Other	25.4	2.9	—	—	28.3

	31.0	2.9	—	(1.5)	32.4
Current portion of long-term debt	7.0	1.9	—	—	8.9

Total current liabilities	78.2	15.2	—	2.5	95.9
Other liabilities	27.3	—	—	(20.4)	6.9
Debt	4.1	252.2	—	—	256.3
Deferred income taxes	—	—	—	0.7	0.7

Total liabilities not subject to compromise	109.6	267.4	—	(17.2)	359.8
Liabilities subject to compromise	512.5	(512.5)	—	—	—

Total liabilities	622.1	(245.1)	—	(17.2)	359.8
Minority interests in equity of consolidated subsidiaries	4.8	—	—	—	4.8
Stockholder's equity (deficit):
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	289.9	57.5	(249.5)	—	97.9
Accumulated deficit	(477.3)	187.6	289.7	—	—
Related party receivable	(1.1)	—	—	(61.6)	(62.7)

Total stockholder's equity (deficit)	(188.5)	245.1	40.2	(61.6)	35.2

	$438.4	$—	$40.2	$(78.8)	$399.8

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

(3) Formation of Regal Entertainment Group

  Exchange Transaction

        On March 8, 2002, TAC entered into an agreement to exchange its controlling interest in United Artists for common stock of Regal Entertainment Group ("REG"), resulting in REG being the majority shareholder of United Artists. TAC also exchanged its ownership interests in two other theatre companies for common stock of REG. The management of these three theatre companies was combined with management of the theatre operations based in Knoxville, Tennessee, while management of certain ancillary businesses is based in Centennial, Colorado. As described below, the exchange transaction was consummated on April 12, 2002.

        On April 12, 2002, through a series of transactions, REG issued (1) 70,538,017 shares of Class B common stock to TAC in exchange for its controlling equity interests in Regal Cinemas Corporation ("Regal Cinemas"), United Artists, Edwards Theatres, Inc. ("Edwards") and Regal CineMedia Corporation ("RCM"), (2) 14,052,320 shares of Class B common stock to OCM Principal Opportunities Fund II, L.P. and its subsidiaries ("Oaktree's Principal Activities Group") in exchange for its contribution of capital stock of Regal Cinemas and Edwards and (3) 27,493,575 shares of Class A common stock to the other stockholders of Regal Cinemas, United Artists, Edwards and Regal CineMedia party to an exchange agreement in exchange for their capital stock of Regal Cinemas, United Artists, Edwards and RCM.

        Upon the closing of the exchange, the holders of outstanding options of United Artists received replacement options to purchase 2,287,552 shares of REG Class A common stock at prices ranging from $4.44 to $12.87 per share. REG also granted to holders of United Artists warrants in exchange for their contribution to REG of outstanding warrants to purchase 3,750,000 shares of United Artists' common stock, warrants to purchase 3,928,185 shares of REG Class B common stock at $8.88 per share and warrants to purchase 296,129 shares of REG Class A common stock at $8.88 per share.

  Initial Public Offering of Regal Entertainment Group

        In May 2002, REG issued 18.0 million shares of its Class A common stock in an initial public offering. The initial public offering was effected through a Registration Statement on Form S-1 (File No. 333-84096) that was declared effective by the Securities and Exchange Commission on May 8, 2002. All 18.0 million shares were sold at an initial public offering price of $19.00 per share, for an aggregate offering price of $342 million, through a syndicate of underwriters managed by Credit Suisse First

Boston Corporation, Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Salomon Smith Barney Inc. A portion of the proceeds from this offering were used to repay UATC's Term Facility, which was replaced by a note payable to the Parent, which is obligated under a substantially similar note payable to REG.

(4) Summary of Significant Accounting Policies

        (a)    Reporting Period.    On April 12, 2002, TAC contributed its ownership of United Artists to REG in exchange for equity of REG. Following the exchange, UATC changed its fiscal year, which used to end on the Thursday closest to December 31 each year, to conform to REG's fiscal year. UATC's fiscal year now ends on the first Thursday after December 25, which in certain years results in a 53 week fiscal year. The new reporting period is also based on a calendar that coincides with film playweeks. This resulted in the first quarter of 2002 containing one less week of operating results compared to the first quarter of 2001.

        (b)    Segment Information.    As a result of the items discussed in Note 3, UATC now manages its business based on one reportable segment.

        (c)    Impact of Recently Issued Accounting Standards.    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations," and primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustment to its cost. SFAS No. 142 primarily addresses the accounting for goodwill and intangible asset subsequent to their acquisition (i.e., the post-acquisition accounting) and supersedes APB 17, "Intangible Assets." The most significant changes made by SFAS No. 141 involve the requirement to use the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method along with the establishment of new criteria for determining whether the Company should recognize intangible assets acquired in a business combination separately from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on UATC's financial position or results of operations.

        Under SFAS No. 142, the Company can no longer amortize goodwill, reorganizational value in excess of amounts allocated to identifiable assets or indefinite lived intangible assets, and will test for impairment at least annually at a reporting unit level. Additionally, the amortization period of intangible assets with finite lives is no longer limited to 40 years. Other long-lived assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," issued in August 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets including excess reorganization value recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption. Amortization relating to goodwill and excess reorganization value was $4.0 million and $0.7 million for the seventeen weeks ended June 28, 2001 and the nine weeks ended March 1, 2001, respectively. The Company's initial goodwill impairment test indicates that the fair value of the reporting unit exceeds the goodwill carrying value and therefore, at this time, goodwill is not deemed to be impaired.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of the fair value of obligations associated with the retirement of long-lived assets when there is a legal obligation to incur such costs. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. UATC is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides clarifications of certain implementation issues with SFAS No. 121 along with additional guidance on the accounting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB 30, "Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that entities measure long-lived assets that are to be disposed of by sale at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) the entity can distinguish from the rest of the entity and (2) the entity will eliminate from the ongoing operations of the entity in a disposal transaction.

        SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and early application is encouraged. The adoption of SFAS No. 144 did not have a material impact on UATC's financial position and results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including the rescission of Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. The provisions of SFAS No. 145 related to the rescission of Statement 4 are effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on UATC's financial position or results of operations.

        In July 2001, the American Institute of Certified Public Accountants issued Emerging Issues Task Force Topic No. D-98, which requires that equity securities, with redemption features that are not solely within the control of the issuer, be classified outside permanent equity. This guidance was effective for the UATC's fourth quarter and is to be applied retroactively. The adoption of this guidance did not have a material impact on UATC's financial position or results of operations.

(5) Debt

        Debt is summarized as follows (amounts in millions):

	June 27, 2002	January 3, 2002
Term Facility(a)	$—	$240.6
Revolving Credit Facility(b)	—	—
Note Payable to Affiliate including accrued interest(c)	243.4	—
Other(d)	8.0	8.0

	251.4	248.6
Less current portion	(0.5)	(3.0)

Long-term debt	$250.9	$245.6

(a)
The Term Facility was paid off in May 2002 with a portion of the proceeds generated from REG's initial public offering. This debt was replaced with a note payable to the Parent, which is obligated under a substantially similar note payable to REG.

(b)
The Revolving Credit Facility (the "UA Revolver") is a $35.0 million revolving credit facility (with a sublimit of $10.0 million related to the issuance of letters of credit, of which there were $1.6 million outstanding at June 27, 2002) repayable in full on August 2, 2004. The commitment may be reduced as a result of issuance of certain debt or equity securities. Borrowers under the UA Revolver include certain United Artists entities and certain of their subsidiaries. The UA Revolver provides for interest to be accrued at varying rates, with interest payable monthly. The UA Revolver is secured by, among other things, the capital stock of UATC and certain of its subsidiaries. The UA Revolver contains certain provisions that require United Artists to maintain certain financial ratios and places limitations on, among other things, capital expenditures and additional indebtedness.

(c)
The related party payable represents a note payable to the Parent, which is obligated under a substantially similar note payable to REG. The note payable to the Parent bears interest at a rate of 9.375% and matures in December of 2006.

(d)
Other debt includes $2.6 million of equipment lease obligations, $1.2 million of payment-in-kind notes, $0.2 million of unsecured creditor notes and $4.0 million of mortgages secured by land and buildings as of June 27, 2002 and $2.7 million of capital lease obligations, $1.1 million of payment-in-kind notes and $4.2 million of mortgages secured by land and buildings as of January 3, 2002.

(6) Related Party Transactions

        UATC leases certain of its theatres from UAR and Prop I in accordance with two master leases (the "Master Leases"). The Master Leases provide for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre. In order to fund the cost of additions and/or renovations to the theatres leased by UATC from UAR or Prop I, UATC has periodically made advances to UAR. Through March 1, 2001, interest on the advances accrued at the prime rate and amounted to $0.9 million for the nine weeks ended March 1, 2001. As part of the application of fresh-start reporting the receivable was reclassified from other assets to stockholder's equity and interest no longer accrues on this account. The receivable will be reduced upon any sale of properties by UAR and Prop I, with UATC receiving the net proceeds of the sale. During the twenty five weeks ended June 27, 2002, the related party receivable increased by $1.9 million as the result of payment of income taxes on behalf of UAR, partially offset by the sale of one property during the second quarter of 2002.

        Management agreements will be established between UATC and Regal Cinemas, Inc., which will run the consolidated theatre operations. Also, agreements will exist between UATC and RCM under which RCM will manage the ancillary revenue aspects of UATC's theatre operations and of the other theatre circuits operated by REG.

(7) Income Taxes

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

        As of January 3, 2002, the Company has available net operating loss carryforwards ("NOL carryforwards") of approximately $70.0 million with expiration commencing during 2007. Further, as a result of a statutory "ownership change" (as defined in Section 382 of the Internal Revenue Code) that occurred in 2001, the Company's ability to utilize its NOL carryforwards and certain deferred tax assets for federal income tax purposes is restricted to approximately $5 million per year. Any subsequent statutory "ownership change" could result in further limiting the Company's ability to utilize its NOL carryforwards and certain deferred tax assets.

        If the Company, in future tax periods, were to recognize tax benefits attributable to tax attributes of the Company (such as NOL carryforwards), such benefit would be applied to reduce certain balance sheet assets in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes."

(8) Restructure Costs

        Restructure costs relate to the Company's restructuring and severance plan charges associated with the combination of the Company with the two other theatre companies also controlled by REG. For the twenty five weeks ended June 27, 2002 a total of $2.3 million was recorded as restructure costs. This amount includes $2.0 million of termination benefits of which $1.5 million has been paid out to employees through June 27, 2002. Also included in this amount is $0.1 million related to estimated lease termination costs and $0.2 million that related to legal and professional fees. The lease termination costs and the legal and professional costs were paid during the second quarter of 2002.

(9) Commitments and Contingencies

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

        UATC and UAR are parties to several sale and leaseback transactions whereby the land and buildings underlying 37 theatres were sold and leased back from unaffiliated third parties pursuant to lease terms averaging 21 years with an average of two 5 year renewal options. During late 2000 and early 2001, UATC amended the largest of these sale and leaseback transactions to allow UATC to terminate the master lease with respect to obsolete properties, allow the owner trustee under the master lease to sell up to $35.0 million of those properties and pay down the underlying debt at 85% of par, and reduce the amount of rent paid by UATC on the master lease on a pro rata basis to the amount of debt repaid. Gains on the sale and leaseback transactions were deferred and amortized as a reduction of rent expense over the individual theatre lease terms prior to the adoption of SOP 90-7. Under fresh-start reporting, the remaining unamortized deferred gain is eliminated. Unamortized deferred gains aggregated $19.0 million at March 1, 2001.

        The Americans with Disabilities Act of 1990 (the "ADA") and certain state statutes, among other things, require that places of public accommodation, including theatres (both existing and newly constructed), be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theatres, the ADA may require modifications to be made to existing theatres to make them accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and reimbursement of plaintiffs' attorneys' fees and expenses under certain circumstances. UATC has established a program to review and evaluate UATC theatres and to make any changes that may be required by the ADA. UATC estimates the costs to comply with these requirements will total between $2.5 million and $5.0 million.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

        On September 5, 2000 (the "Petition Date") UATC (as it existed before March 2, 2001, the "Predecessor Company") and certain of its subsidiaries, as well as its parent, United Artists Theatre Company (the "Parent" or "United Artists") and certain of the Parent's subsidiaries (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Chapter 11 Cases"), as well as a joint plan of reorganization. On January 22, 2001 the joint plan of reorganization, as amended (the "Plan"), was approved by the Court, and the Debtors declared the Plan to be effective on March 2, 2001 (the "Effective Date). In conjunction with the reorganization, the Predecessor Company's bank credit facility as it existed before the Petition Date (the "Pre-Petition Credit Facility") was restructured into a restructured term credit facility (the "Term Facility") of approximately $252.2 million, and an additional $35.0 million revolving credit facility was secured.

        On March 2, 2001, the Reorganized Company (as defined in Note 1 to the Unaudited Condensed Consolidated Financial Statements) adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). UATC's post-reorganization balance sheet and the statement of operations, which reflect the application of fresh-start reporting, have not been prepared on a consistent basis with the pre-reorganization financial statements and are not comparable in all respects to the financial statements prior to the reorganization. For accounting purposes, the inception date of the Reorganized Company was deemed to be March 2, 2001.

        Due to the occurrence of the Effective Date on March 2, 2001 and the application of fresh-start reporting, UATC's 2001 statements of operations include information reflecting the seventeen weeks ended June 28, 2001, and the nine weeks ended March 1, 2001.

        UATC's 2002 first quarter includes only twelve weeks of operations rather than thirteen, as UATC's operating and reporting calendar was adjusted to conform to the operating and reporting calendar of REG. As mentioned above, UATC's fiscal year changed from ending on the Thursday closest to December 31 each year, to ending on the Thursday immediately following December 25 each year.

        In order to provide a meaningful basis of comparing the twenty five weeks ended June 27, 2002 and the twenty six weeks ended June 28, 2001 for purposes of the following tables and discussion, the operating results of the Reorganized Company for the seventeen weeks ended June 28, 2001 have been combined with the operating results of Predecessor Company (as defined in Note 1 to the Unaudited Condensed Consolidated Financial Statements) for the nine weeks ended March 1, 2001 (collectively referred to as "Combined Company") and are compared to the twenty five weeks ended June 27, 2002. Depreciation, amortization, and certain other line items included in the operating results of Combined Company are not comparable between periods as the nine weeks ended March 1, 2001 of the Predecessor Company do not include the effect of fresh-start reporting adjustments. The combining of reorganized and predecessor periods is not acceptable under accounting principles generally accepted in the United States.

        The following discussion and analysis of UATC's financial condition and results of operations should be read in conjunction with UATC's Unaudited Condensed Consolidated Financial Statements and related notes thereto.

        The following table sets forth for the Reorganized and Combined Company's fiscal periods indicating the percentage of total revenues represented by certain items reflected in UATC's statements of operations:

	Reorganized Company			Combined Company
	Thirteen weeks ended June 27, 2002	Thirteen weeks ended June 28, 2001	Twenty five weeks ended June 27, 2002	Twenty six weeks ended June 28, 2001
Revenues:
Admissions	67.8%	67.7%	67.9%	68.6%
Concessions	28.9	28.2	28.4	27.8
Other operating revenues	3.3	4.1	3.7	3.6

Total revenues	100.0	100.0	100.0	100.0
Direct theatre costs:
Film rental and advertising costs	38.0	36.7	36.8	36.4
Cost of concessions	4.2	3.2	3.8	3.2
Theatre operating expenses	36.8	43.8	40.5	43.6
General and administrative	2.3	3.7	2.9	3.7

Sub-total	81.3	87.4	84.0	86.9
Depreciation and amortization	4.6	7.8	5.1	7.8
Loss (Gain) on disposal and impairment of operating assets	0.4	0.1	0.3	(1.4)
Restructure costs	0.1	—	0.8	—

Total operating expenses	86.4	95.3	90.2	93.3

Operating income	13.6%	4.7%	9.8%	6.7%

Total Revenues

        The following table summarizes revenues and revenue-related data for the thirteen weeks and twenty five weeks ended June 27, 2002 and the thirteen weeks and twenty six weeks ended June 28, 2001 (in millions, except averages):

	Reorganized Company			Combined Company
	Thirteen weeks ended June 27, 2002	Thirteen weeks ended June 28, 2001	Twenty five weeks ended June 27, 2002	Twenty six weeks ended June 28, 2001
Admissions	$108.6	$87.0	$192.9	$176.2
Concessions	46.3	36.3	80.5	71.4
Other operating revenues	5.2	5.2	10.5	9.3

Total revenues	$160.1	$128.5	$283.9	$256.9

Attendance	18.0	15.1	32.1	30.6
Average ticket price	$6.01	$5.75	$6.00	$5.75
Average concession sale per patron	2.55	2.40	2.50	2.33

Thirteen weeks ended June 27, 2002 and June 28, 2001

        Admissions.    Total admissions revenues increased $21.6 million, or 24.8%, to $108.6 million, for the thirteen weeks ended June 27, 2002, from $87.0 million for the thirteen weeks ended June 28, 2001. The increase in admissions revenues during the thirteen weeks ended June 27, 2002 compared to the thirteen weeks ended June 28, 2001 was primarily attributable to a 19.2% increase in attendance, along with a 4.5% increase in average ticket prices. The increase in attendance includes the impact of the incremental attendance from four theatres that were acquired during the third quarter of 2001.

        Concessions.    Total concessions revenues increased $10.0 million, or 27.5%, to $46.3 million for the thirteen weeks ended June 27, 2002 from $36.3 million for the thirteen weeks ended June 28, 2001. The increase in concessions revenues during the thirteen weeks ended June 27, 2002 compared to the thirteen weeks ended June 28, 2001 was primarily due to higher attendance, as previously discussed, along with a 6.3% increase in the average concession sale per patron.

        Other Operating Revenues.    Total other operating revenues remained the same at $5.2 million for the thirteen weeks ended June 27, 2002 and for the thirteen weeks ended June 28, 2001.

Twenty five weeks ended June 27, 2002 and twenty six weeks June 28, 2001

        Admissions.    Total admissions revenues increased $16.7 million, or 9.5%, to $192.9 million, for the twenty five weeks ended June 27, 2002 from $176.2 million for the twenty six weeks ended June 28, 2001. The increase in admissions revenues during the twenty five weeks ended June 27, 2002 compared to the twenty six weeks ended June 28, 2001 was primarily attributable to a 4.9% increase in attendance, along with a 4.3% increase in average ticket prices. The increase in attendance was primarily the result of four theatres that were acquired during the third quarter of 2001, partially offset by the absence of one week of operating results during 2002 as compared to 2001.

        Concessions.    Total concessions revenues increased $9.1 million, or 12.7%, to $80.5 million for the twenty five weeks ended June 27, 2002 from $71.4 million for the twenty six weeks ended June 28, 2001. The increase in concessions revenues during the twenty five weeks ended June 27, 2002 compared to the twenty six weeks ended June 28, 2001 was primarily due to higher attendance, as previously discussed, along with a 7.3% increase in the average concession sale per patron, partially offset by the absence of one week of operating results during 2002 as compared to 2001.

        Other Operating Revenues.    Total other operating revenues increased $1.2 million, or 12.9%, to $10.5 million for the twenty five weeks ended June 27, 2002, from $9.3 million for the twenty six weeks ended June 28, 2001. The increase in other operating revenues during the twenty five weeks ended June 27, 2002 compared to the twenty six weeks ended June 28, 2001 was primarily due to an increase in on-screen advertising revenues and the reclassification of certain concession rebates to other operating revenues, partially offset by the absence of one week of operating results during 2002 as compared to 2001.

Direct Theatre Costs

        The following table summarizes direct theatre costs for the thirteen weeks and twenty five weeks ended June 27, 2002 and the thirteen weeks and twenty six weeks ended June 28, 2001 (dollars in millions):

	Reorganized Company						Combined Company
	Thirteen weeks ended June 27, 2002		Thirteen weeks ended June 28, 2001		Twenty five weeks ended June 27, 2002		Twenty six weeks ended June 28, 2001
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	$60.8	56.0%	$47.1	54.1%	$104.5	54.2%	$93.6	53.1%
Cost of concessions(2)	6.8	14.7%	4.1	11.3%	10.8	13.4%	8.1	11.3%
Other theatre operating expenses(3)	58.9	36.8%	56.3	43.8%	114.9	40.5%	112.1	43.6%

Total direct theatre costs(3)	$126.5	79.0%	$107.5	83.7%	$230.2	81.1%	$213.8	83.2%

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

Thirteen weeks ended June 27, 2002 and June 28, 2001

        Film Rental and Advertising Costs.    Film rental and advertising costs increased $13.7 million, or 29.1%, to $60.8 million for the thirteen weeks ended June 27, 2002, from $47.1 million for the thirteen weeks ended June 28, 2001. Film rental and advertising costs as a percentage of admissions revenue increased by 1.9% to 56.0% for the thirteen weeks ended June 27, 2002 from 54.1% for the thirteen weeks ended June 28, 2001. The increase in film rental and advertising costs as a percentage of admissions revenue in the second quarter 2002 was primarily attributable to the higher film costs associated with certain summer films released in the second quarter 2002, partially offset by a decrease in advertising costs as a percentage of admissions revenue during the second quarter 2002 as compared to the second quarter 2001.

        Cost of Concessions.    Cost of concessions increased $2.7 million, or 65.9%, to $6.8 million for the thirteen weeks ended June 27, 2002 from $4.1 million for the thirteen weeks ended June 28, 2001. Cost of concessions as a percentage of concessions revenues increased to 14.7% for the thirteen weeks ended June 27, 2002 as compared to 11.3% for the thirteen weeks ended June 28, 2001. The increase in concession costs as a percentage of concessions revenue was primarily due to a change in concession contracts in the second quarter of 2002 related to certain concession rebates that are classified on the income statement between other revenue and a reduction of concession costs, along with an increase in the sale of specialty food items which had higher food costs during the second quarter 2002.

        Other Theatre Operating Expenses.    Other theatre operating expenses increased $2.6 million, or 4.6%, to $58.9 million for the thirteen weeks ended June 27, 2002 from $56.3 million for the thirteen weeks ended June 28, 2001. Other theatre operating expenses as a percentage of total revenues decreased to 36.8% for the thirteen weeks ended June 27, 2002 from 43.8% for the thirteen weeks ended June 28, 2001. The decrease in other theatre operating expenses as a percentage of total revenue during the thirteen weeks ended June 27, 2002 compared to the thirteen weeks ended June 28, 2001 was primarily due to the growth in total revenues, the fixed cost nature of the expenses included in other theatre operating expenses and the operating efficiencies that were realized through the integration of the three theatre circuits under REG.

Twenty five weeks ended June 27, 2002 and twenty six weeks June 28, 2001

        Film Rental and Advertising Costs.    Film rental and advertising costs increased $10.9 million, or 11.6%, to $104.5 million for the twenty five weeks ended June 27, 2002, from $93.6 million for the twenty six weeks ended June 28, 2001. Film rental and advertising costs as a percentage of admissions revenue increased by 1.1% to 54.2% for the twenty five weeks ended June 27, 2002 from 53.1% for the twenty six weeks ended June 28, 2001. The increase in film rental and advertising costs as a percentage of admissions revenue during the first half of 2002 was primarily attributable to the higher film costs associated with certain films released during the summer months, partially offset by a decrease in advertising costs as a percentage of admissions revenue during the first half of 2002 as compared to the first half of 2001.

        Cost of Concessions.    Cost of concessions increased $2.7 million, or 33.3%, to $10.8 million for the twenty five weeks ended June 27, 2002 from $8.1 million for the twenty six weeks ended June 28, 2001. Cost of concessions as a percentage of concessions revenues increased to 13.4% for the twenty five weeks ended June 27, 2002 as compared to 11.3% for the twenty six weeks ended June 28, 2001. The increase in concession costs as a percentage of concessions revenue was primarily due to a change in concession contracts in the second quarter of 2002 related to certain concession rebates that are classified on the income statement between other revenue and a reduction of concession costs, along with an increase in the sale of specialty food items which had higher food costs during the second quarter 2002.

        Other Theatre Operating Expenses.    Other theatre operating expenses increased $2.8 million, or 2.5%, to $114.9 million for the twenty five weeks ended June 27, 2002 from $112.1 million for the twenty six weeks ended June 28, 2001. Other theatre operating expenses as a percentage of total revenues decreased to 40.5% for the twenty five weeks ended June 27, 2002 from 43.6% for the twenty six weeks ended June 28, 2001. The decrease in other theatre operating expenses as a percentage of total revenues during the twenty five weeks ended June 27, 2002 compared to the twenty six weeks ended June 28, 2001 was primarily due to the growth in total revenues, the fixed cost nature of the expenses included in other theatre operating expenses and the operating efficiencies that were realized through the integration of the three theatre circuits under REG.

General and Administrative Expenses

        General and administrative expenses decreased $1.0 million, or 21.3%, to $3.7 million for the thirteen weeks ended June 27, 2002, from $4.7 million for the thirteen weeks ended June 28, 2001. General and administrative expenses decreased $1.3 million, or 13.7%, to $8.2 million for the twenty five weeks ended June 27, 2002, from $9.5 million for the twenty six weeks ended June 28, 2001. As a percentage of total revenues, general and administrative expenses decreased to 2.3% for the thirteen weeks ended June 27, 2002 from 3.7% for the thirteen weeks ended June 28, 2001 and decreased to 2.9% for the twenty five weeks ended June 27, 2002 from 3.7% for the twenty six weeks ended June 28, 2001. The decrease in costs in both the thirteen week and the twenty five week periods ended June 27, 2002 as compared to the thirteen week and the twenty six week periods ended June 28, 2001 was the result of the combination of the three theatre companies' management under the one REG management group.

Depreciation and Amortization

        Depreciation and amortization expenses decreased $2.7 million, or 27.0%, to $7.3 million for the thirteen weeks ended June 27, 2002, from $10.0 million for the thirteen weeks ended June 28, 2001. Depreciation and amortization expenses decreased $5.4 million, or 27.0%, to $14.6 million for the twenty five weeks ended June 27, 2002, from $20.0 million for the twenty six weeks ended June 28, 2001. This decrease in both the thirteen week and the twenty five week periods ended June 27, 2002 as compared to the thirteen week and the twenty-six week periods ended June 28, 2001 was primarily due to the adoption as of January 4, 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets," which resulted in UATC no longer amortizing the reorganization value in excess of identifiable assets during 2002, along with the effect of the revaluation of assets resulting from the application of fresh-start accounting during fiscal 2001.

Loss (Gain) on disposal and impairment of Operating Assets

        Provisions for impairments relate to non-cash charges for the differences between the historical book value of individual theatres (in some cases groups of theatres) and the cash flow expected to be received from the operation or future sale of the individual theatre (or groups of theatres). The Company also sold properties relating to under-performing theatres and other non-theatre real estate, along with equipment from closed theatres that could not be used at other locations. UATC recorded a loss on the disposal and impairment of operating assets of $0.6 million and $0.1 million for the thirteen weeks ended June 27, 2002 and for the thirteen weeks ended June 28, 2001, respectively. UATC recorded a loss on the disposal and impairment of operating assets of $0.8 million for the twenty five weeks ended June 27, 2002 and recorded a gain of $3.5 million for the twenty six weeks ended June 28, 2001.

Restructure Costs

        Restructure costs relate to the Company's restructuring and severance plan charges associated with the combination of the Company with two other theatre companies also controlled by REG. For the thirteen weeks ended June 27, 2002 a total of $0.2 million was recorded as restructuring costs. For the twenty five weeks ended June 27, 2002 a total of $2.3 million was recorded as restructure costs. This amount includes $2.0 million of termination benefits of which $1.5 million has been paid out to employees through June 27, 2002. Also included in this amount is $0.1 million related to estimated lease termination costs and $0.2 million related to legal and professional fees.

EBITDA

        EBITDA represents operating income from continuing operations before depreciation and amortization expense, loss (gain) on disposal of operating assets, loss on asset impairments, and restructure costs. EBITDA increased $13.6 million, or 83.4%, to $29.9 million for the thirteen weeks ended June 27, 2002, from $16.3 million for the thirteen weeks ended June 28, 2001. EBITDA increased $11.9 million, or 35.4%, to $45.5 million for the twenty five weeks ended June 27, 2002, from $33.6 million for the twenty six weeks ended June 28, 2001. EBITDA as a percentage of total revenues increased for the thirteen weeks ended June 27, 2002 to 18.7% from 12.7% for the thirteen weeks ended June 28, 2001. EBITDA as a percentage of total revenues increased for the twenty five weeks ended June 27, 2002 to 16.0% from 13.1% for the twenty six weeks ended June 28, 2001. The primary reason for both the increase in EBITDA and the increased EBITDA margin in both the thirteen week and the twenty five week periods ended June 27, 2002, was the growth in total revenues and the realized benefits of the integration of UATC into REG, partially offset by the absence of one week of operating results from 2002 as compared to 2001.

Operating Income

        Operating income increased by $15.6 million to $21.8 million for the thirteen weeks ended June 27, 2002, from $6.2 million for the thirteen weeks ended June 28, 2001. Operating income increased by $10.7 million to $27.8 million for the twenty five weeks ended June 27, 2002, from $17.1 million for the twenty six weeks ended June 28, 2001. Operating income as a percentage of total revenues increased to 13.6% for the thirteen weeks ended June 27, 2002 from 4.7% for the thirteen weeks ended June 28, 2001. Operating income as a percentage of total revenues increased to 9.8% for the twenty five weeks ended June 27, 2002 from 6.7% for the twenty six weeks ended June 28, 2001. The increase in operating income for the thirteen week and the twenty five week periods ended June 27, 2002 was primarily attributable to the growth in total revenues coupled with the realized benefits of the integration of UATC into REG, partially offset by the absence of one week of operating results from 2002 as compared to 2001.

Interest, Net

        Interest, net, decreased $1.1 million, or 18.6%, to $4.8 million for the thirteen weeks ended June 27, 2002 from $5.9 million for the thirteen weeks ended June 28, 2001. Interest, net, decreased $5.3 million, or 38.1%, to $8.6 million for the twenty five weeks ended June 27, 2002 from $13.9 million for the twenty six weeks ended June 28, 2001. The decrease in interest expense for both the thirteen week and the twenty five week periods ended June 27, 2002 was primarily due to a lower average debt balance resulting from the completion of the Chapter 11 reorganization, along with lower market interest rates.

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

Income Taxes

        A provision for income taxes of $7.2 million was recorded during the thirteen weeks ended June 27, 2002. Additionally, a provision for income taxes of $7.9 million was recorded for the twenty five weeks ended June 27, 2002, while no tax expense was recorded during the thirteen week or the twenty six week periods ended June 28, 2001. The provision for income taxes recorded during the thirteen week and the twenty five week periods ended June 27, 2002 reflects an effective rate of approximately 44.7% and 44.4%, respectively. The effective rate varies from the statutory rate due to the inclusion of state income taxes and the impact of certain nondeductible restructuring expenses. Prior to UATC emerging from Chapter 11 on March 2, 2001, UATC had no income tax expense due to the Company's ability to utilize NOL carryforwards for the pre-emergence period.

Extraordinary Item

        As part of the payoff of UATC'S Term Facility and revolving credit facility during May 2002, deferred loan costs of $1.4 million were written off during the twenty five weeks ended June 27, 2002.

Liquidity and Capital Resources

        For the twenty five weeks ended June 27, 2002, $36.1 million in cash provided from operations, $1.1 million from asset sale proceeds, and $3.7 from increases in cash overdrafts were utilized to fund capital expenditures of $12.1 million, and for other expenditures totaling $2.8 million. This resulted in a $26.0 million increase of cash balances during the twenty five weeks ended June 27, 2002.

        Substantially all of UATC's admissions and concession sales revenue is collected in cash. UATC benefits from the fact that film expenses (except for films that require advances) are generally paid within 30 days after the admissions revenue is collected.

        As part of the Company's bankruptcy restructuring, debt was reduced from approximately $439.7 million under the Pre-Petition Credit Facility to approximately $252.2 million under the Term Facility. The Term Facility was subject to various covenants and limitations, including limitations on capital expenditures and on additional indebtedness, as well as various financial covenants. Additionally, a new $35.0 million revolving credit facility was secured. A portion of the proceeds from the public offering of REG were used to repay the Company's Term Facility. This debt was replaced by a note payable to the Parent, which is obligated under a substantially similar note payable to REG. The note bears interest at a rate of 9.375% and matures in December of 2006.

        A significant portion of UATC's capital expenditures over the past several years has been funded by sale and leaseback transactions. Following is a summary of the various transactions:

          In December 1995, UATC and UAR entered into a sale and leaseback transaction (the "1995 Sale and Leaseback") whereby the land and buildings underlying 27 of their operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. The 1995 Sale and Leaseback requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. In conjunction with the 1995 Sale and Leaseback, the buyer of the properties issued certain publicly traded pass-through certificates. Several of its properties included in the 1995 Sale and Leaseback have been determined by UATC to be economically obsolete for theatre use. UATC amended the lease on March 7, 2001 to allow UATC to terminate the master lease with respect to obsolete properties, allow the owner trustee to sell those properties and pay down the underlying debt and reduce the amount of rent paid by UATC on the master lease. Approximately $97.3 million in principal amount of the pass through certificates are outstanding as of June 27, 2002.

          In connection with the 1995 Sale and Leaseback, UATC entered into a participation agreement that requires United Artists to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and dividends.

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

        The following table summarizes UATC's contractual cash obligations over the next several periods (amounts in millions):

Contractual cash obligations

	Total	Current	2-3 years	4-5 years	After 5 years
Long-term debt	$248.8	$0.4	$1.3	$245.0	$2.1
Capital lease obligations	2.6	0.1	0.2	0.2	2.1
Operating leases	958.6	73.2	145.2	138.2	602.0

Total contractual cash obligations	$1,210.0	$73.7	$146.7	$383.4	$606.2

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

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations," and primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustment to its cost. SFAS No. 142 primarily addresses the accounting for goodwill and intangible asset subsequent to their acquisition (i.e., the post-acquisition accounting) and supersedes APB 17, "Intangible Assets." The most significant changes made by SFAS No. 141 involve the requirement to use the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method along with the establishment of new criteria for determining whether the Company should recognize intangible assets acquired in a business combination separately from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on UATC's financial position or results of operations.

        Under SFAS No. 142, the Company can no longer amortize goodwill, reorganizational value in excess of amounts allocated to identifiable assets or indefinite lived intangible assets, and will test for impairment at least annually at a reporting unit level. Additionally, the amortization period of intangible assets with finite lives is no longer limited to 40 years. Other long-lived assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," issued in August 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets including excess reorganization value recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. As required by SFAS

No. 142, the standard has not been retroactively applied to the results for the period prior to adoption. Amortization relating to goodwill and excess reorganization value was $4.0 million and $0.7 million for the seventeen weeks ended June 28, 2001 and the nine weeks ended March 1, 2001, respectively. The Company's initial goodwill impairment test indicates that the fair value of the reporting unit exceeds the goodwill carrying value and therefore, at this time, goodwill is not deemed to be impaired.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of the fair value of obligations associated with the retirement of long-lived assets when there is a legal obligation to incur such costs. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. UATC is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides clarifications of certain implementation issues with SFAS No. 121 along with additional guidance on the accounting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB 30, "Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that entities measure long-lived assets that are to be disposed of by sale at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) the entity can distinguish from the rest of the entity and (2) the entity will eliminate from the ongoing operations of the entity in a disposal transaction.

        SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and early application is encouraged. The adoption of SFAS No. 144 did not have a material impact on UATC's financial position and results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including the rescission of Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. The provisions of SFAS No. 145 related to the rescission of Statement 4 are effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on UATC's financial position or results of operations.

        In July 2001, the American Institute of Certified Public Accountants issued Emerging Issues Task Force Topic No. D-98, which requires that equity securities, with redemption features that are not solely within the control of the issuer, be classified outside permanent equity. This guidance was effective for the UATC's fourth quarter and is to be applied retroactively. The adoption of this guidance did not have a material impact on UATC's financial position or results of operations.

Critical Accounting Policies

        Our financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. Such estimates and judgments are evaluated and modified as necessary on an ongoing basis. We believe that the following significant accounting policies may involve a higher degree of judgment and complexity:

  •
  The UATC estimates its film cost expense and related film cost payable based on management's best estimate of the ultimate settlement of the film costs with the distributors. Film costs and the related film costs payable are adjusted to the final film settlement in the period that the UATC settles with the distributors. Actual film costs and film costs payable could differ materially from those estimates.

  •
  We depreciate and amortize the components of our property and equipment on a straight-line basis over the estimated useful lives of the assets. The estimates of the assets' useful lives require our judgment and our knowledge of the assets being depreciated and amortized. When necessary, the assets' useful lives are revised and the impact on depreciation and amortization is recognized on a prospective basis.

  •
  We applied the provisions of reorganization accounting when recording the acquisitions of controlling equity interests by TAC and UATC's emergence from bankruptcy. These accounting principles require that we estimate the fair value of the individual assets and liabilities. The valuation of the fair value of the assets and liabilities involves a number of judgments and estimates.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

        UATC's market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. As described in Note 5, the United Artists Term Facility was repaid in connection with REG's May 2002 initial public offering. As of June 27, 2002, the Company maintained no debt obligations bearing floating interest rates.

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

        None

(b)
Reports on Form 8-K

        None

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED ARTISTS THEATRE CIRCUIT, INC. (Registrant)
By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell President and Chief Executive Officer
By:	/s/ AMY E. MILES Amy E. Miles Executive Vice President and Chief Financial Officer

Date: August 12, 2002

QuickLinks

UNITED ARTISTS THEATRE CIRCUIT, INC. Quarterly Report on Form 10-Q June 27, 2002
TABLE OF CONTENTS
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (Amounts in Millions, except share data) (Unaudited)
UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (Amounts in Millions) (Unaudited)
UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES Consolidated Statement of Stockholder's Equity (Amounts in Millions) (Unaudited)
UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Amounts in Millions) (Unaudited)
UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements June 27, 2002 (Unaudited)
  Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Other
Recent Accounting Pronouncements
Critical Accounting Policies
  Item 3 Quantitative and Qualitative Disclosures About Market Risk
Part II Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE