Form 10-Q
period 2002-09-26
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2002-11-12
CIK 889570

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-1024

UNITED ARTISTS THEATRE CIRCUIT, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	13-1424080 (I.R.S. Employer Identification No.)
7132 Regal Lane Knoxville, TN (Address of principal executive offices)	37918 (Zip Code)

Registrant's telephone number, including area code: (865) 922-1123

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

        The number of shares outstanding of $1.00 par value common stock at November 11, 2002 was 100 shares.

UNITED ARTISTS THEATRE CIRCUIT, INC.
Quarterly Report on Form 10-Q
September 26, 2002

TABLE OF CONTENTS

		Page Number
PART I	Financial Information
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Operations	5
	Consolidated Statement of Stockholder's Equity	6
	Condensed Consolidated Statements of Cash Flows	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
PART II	Other Information
Item 6.	Exhibits and Reports on Form 8-K	29

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

        In general, the risks and uncertainties associated with the performance of UATC relate to:

  •
  reduced attendance at movies generally, a reduction in the number or diversity of popular movies released or an inability to successfully license and exhibit popular films;

  •
  competitive pressures from other motion picture exhibitors;

  •
  increased costs of operation, such as increased film licensing costs, rising cost of concessions or increases in hourly wages;

  •
  adverse determinations in lawsuits to which we are a party or legal or regulatory actions under laws that substantially affect our business, such as the Americans with Disabilities Act;

  •
  reduced marketing of films by movie studios;

  •
  increased capital expenditures caused by a change in consumer preferences for our current megaplex format;

  •
  a change in the cost of attending movies relative to alternative forms of entertainment; or

  •
  reduced access to first run films as a result of competitors entering into a film licensing zone in which we are currently a sole exhibitor.

        The foregoing cautionary statements expressly qualify all written or oral forward-looking statements attributable to UATC.

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS (UNAUDITED)

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Amounts in millions, except share data)
(Unaudited)

	Reorganized Company
	September 26, 2002	January 3, 2002
Assets
Current assets:
Cash and cash equivalents	$35.9	$23.5
Receivables, net	3.2	8.4
Prepaid expenses, concession inventory and other	16.0	21.8

Total current assets	55.1	53.7
Investments and related receivables	2.5	2.5
Assets held for sale	—	0.8
Property and equipment, at cost:
Land	10.5	10.5
Theatre buildings, equipment and other	242.5	228.8

	253.0	239.3
Less accumulated depreciation and amortization	(39.4)	(24.1)

	213.6	215.2
Intangible assets	127.6	127.4
Other assets, net	1.9	3.0

Total assets	$400.7	$402.6

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$32.2	$53.1
Accrued and other liabilities	32.5	30.7
Current portion of long-term debt (note 5)	0.5	3.0

Total current liabilities	65.2	86.8
Deferred income tax	1.8	0.7
Other liabilities	8.5	11.0
Long-term debt (note 5)	7.4	245.6
Note payable to affiliate including accrued interest (note 5)	249.1	—

Total liabilities	332.0	344.1
Minority interests in equity of consolidated subsidiaries	4.3	4.5
Stockholder's equity:
Preferred stock (authorized shares 5,000,000, no shares issued)	—	—
Common stock (authorized shares 1,000, issued and outstanding 100 shares)	—	—
Additional paid-in capital	102.7	97.9
Retained earnings	17.9	3.8
Related party receivables (note 6)	(56.2)	(47.7)

Total stockholder's equity	64.4	54.0

Total liabilities and stockholder's equity	$400.7	$402.6

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Amounts in millions)
(Unaudited)

	Reorganized Company				Predecessor Company
	Thirteen Weeks Ended September 26, 2002	Thirteen Weeks Ended September 27, 2001	Thirty-Eight Weeks Ended September 26, 2002	Thirty Weeks Ended September 27, 2001	Nine Weeks Ended March 1, 2001
Revenues:
Admissions	$103.0	$110.0	$295.9	$217.1	$69.1
Concession sales	42.4	43.4	122.9	87.9	26.9
Other operating revenue	6.3	5.2	16.8	11.5	3.1

Total operating revenue	151.7	158.6	435.6	316.5	99.1

Costs and expenses:
Film rental and advertising expenses	54.4	63.6	158.9	121.0	36.2
Cost of concessions	6.0	4.9	16.9	10.0	3.1
Other operating expenses	58.8	57.5	164.5	124.6	35.8
Sale and leaseback rentals (note 9)	4.5	4.5	13.7	10.7	3.0
General and administrative	2.9	4.8	11.1	11.1	3.2
Depreciation and amortization	5.9	10.1	20.5	23.7	6.4
Loss (gain) on disposal and impairment of operating assets	2.5	0.1	3.3	0.1	(3.5)
Restructure costs (note 8)	0.4	—	2.7	—	—

	135.4	145.5	391.6	301.2	84.2

Operating income	16.3	13.1	44.0	15.3	14.9
Other income (expense):
Interest, net	(5.7)	(5.2)	(14.3)	(13.3)	(5.9)
Minority interests in earnings of consolidated subsidiaries	(0.5)	(0.3)	(0.6)	(0.4)	(1.0)
Other, net	(0.1)	(1.3)	(1.2)	(2.9)	(0.1)

	(6.3)	(6.8)	(16.1)	(16.6)	(7.0)

Income (loss) before reorganization items, income taxes and extraordinary item	10.0	6.3	27.9	(1.3)	7.9
Reorganization items (note 1)	—	—	—	—	33.3

Income (loss) before income taxes and extraordinary item	10.0	6.3	27.9	(1.3)	41.2
Income tax expense	4.5	0.1	12.4	0.1	—

Income (loss) before extraordinary item	5.5	6.2	15.5	(1.4)	41.2
Extraordinary item, net of income taxes (note 1)	—	—	(1.4)	—	187.6

Net income (loss)	$5.5	$6.2	$14.1	$(1.4)	$228.8

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Consolidated Statement of Stockholder's Equity
(Amounts in millions)
(Unaudited)

	Preferred stock	Common Stock	Additional paid-in Capital	Retained Earnings	Related party receivables	Total Stockholder's Equity
Balance at January 3, 2002	$—	$—	$97.9	$3.8	$(47.7)	$54.0
Net income	—	—	—	14.1	—	14.1
Stock compensation charge	—	—	4.8	—	—	4.8
Change in related party receivables	—	—	—	—	(8.5)	(8.5)

Balance at September 26, 2002	$—	$—	$102.7	$17.9	$(56.2)	$64.4

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Amounts in millions)
(Unaudited)

	Reorganized Company		Predecessor Company
	Thirty-eight Weeks Ended September 26, 2002	Thirty Weeks Ended September 27, 2001	Nine Weeks Ended March 1, 2001
Net income (loss)	$14.1	$(1.4)	$228.8
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Effect of leases with escalating minimum annual rentals	2.0	2.3	0.6
Depreciation and amortization	20.5	23.7	6.4
Provision for asset impairments	3.7	0.4	1.1
Amortization of deferred stock compensation	1.8	—	—
Reorganization items	—	—	(33.3)
Gain on disposition of assets	(0.4)	(0.3)	(4.6)
Minority interests in earnings of consolidated subsidiaries	0.6	0.4	1.1
Extraordinary loss (gain) on extinguishment of debt	1.4	—	(187.6)
Deferred income taxes	1.1	—	—
Change in assets and liabilities:
Receivables	4.9	(2.4)	2.2
Prepaid expenses and concession inventory	4.7	0.9	(3.8)
Other assets	(0.4)	(0.7)	(0.1)
Accounts payable	(20.9)	(11.8)	(10.6)
Accrued and other liabilities	9.0	(6.2)	(2.4)

Net cash provided by (used in) operating activities	42.1	4.9	(2.2)

Cash flow from investing activities:
Capital expenditures	(21.5)	(5.7)	(0.1)
Proceeds from disposition of assets, net	1.1	0.7	4.5
Other, net	—	(0.1)	(1.2)

Net cash provided by (used in) investing activities	(20.4)	(5.1)	3.2

Cash flow from financing activities:
Debt borrowings	0.3	53.5	22.5
Debt repayments	(0.9)	(60.0)	(16.8)
Increase (decrease) in cash overdraft	0.1	0.8	(3.1)
Decrease (increase) in related party receivables	(8.5)	5.2	(1.0)
Other, net	0.2	(1.4)	—

Net cash provided by (used in) financing activities	(8.8)	(1.9)	1.6

Net cash used in reorganization items	(0.5)	—	(7.0)

Net increase (decrease) in cash and cash equivalents	12.4	(2.1)	(4.4)
Cash and cash equivalents:
Beginning of period	23.5	7.0	11.4

End of period	$35.9	$4.9	$7.0

Supplemental cash flow information:
Cash paid for interest	$6.2	$10.4	$7.9

Cash paid for income taxes	$6.3	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(1)  Chapter 11 Reorganization and Basis of Presentation

        The accompanying condensed consolidated financial statements include the accounts of United Artists Theatre Circuit, Inc. ("UATC" or the "Company") and those of all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company, without audit, has prepared the condensed consolidated balance sheets as of September 26, 2002 and January 3, 2002, the condensed consolidated statements of operations for the thirteen weeks and thirty-eight weeks ended September 26, 2002, the thirteen weeks and thirty weeks ended September 27, 2001 and the nine weeks ended March 1, 2001 and the condensed consolidated statements of cash flows for the thirty-eight weeks ended September 26, 2002, thirty weeks ended September 27, 2001 and nine weeks ended March 1, 2001 in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made.

        These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited financial statements. The results of operations for the thirteen weeks and thirty-eight weeks ended September 26, 2002 are not necessarily indicative of the operating results for the full year.

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

        On September 5, 2000 (the "Petition Date"), UATC (as it existed before March 2, 2001, the "Predecessor Company") and certain of its subsidiaries, as well as the Parent and certain of the Parent's subsidiaries (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Chapter 11 Cases"), as well as a joint plan of reorganization. On January 22, 2001 the joint plan of reorganization, as amended (the "Plan"), was approved by the Court, and the Debtors declared the Plan to be effective on March 2, 2001 (the "Effective Date"). In conjunction with the reorganization, the Predecessor Company's bank credit facility, as it existed before the Petition Date (the "Pre-Petition Credit Facility"), was restructured into a restructured term credit facility (the "Term Facility") of approximately $252.1 million, and an additional $35.0 million revolving credit facility was secured.

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

        As a consequence of the Plan, on March 2, 2001, the Parent's consolidated capital structure consisted of approximately $252.1 million of debt under the Term Facility, convertible preferred stock with a par value of $0.1 million and a liquidation value of $57 million, 10 million shares of common stock with a par value of $0.01 per share and warrants for 5.6 million shares of common stock of the Parent with a fair value of $0.28 per warrant. The Anschutz Corporation and its subsidiaries ("TAC"), which were pre-petition senior lenders, converted 100% of their senior debt into a combination of convertible preferred stock, common stock and warrants to purchase approximately 3.7 million shares of common stock with an exercise price of $10.00 per share of the Parent, which in aggregate represented at that time approximately 54% of the fully diluted common equity of the Parent. Other senior lenders under the Pre-Petition Credit Facility received common stock in the Parent representing approximately 29% of the fully diluted common equity and subordinated lenders of the Parent received warrants to purchase 1.8 million shares of common stock with an exercise price of $10.00 per share representing approximately 7% of the fully diluted common equity, with the remaining fully diluted common stock (approximately 10%) reserved for management stock options.

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

$33.3

        Net income and comprehensive income are the same for all periods presented.

        Certain reclassifications have been made to the 2001 financial statement to conform to the 2002 presentation.

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

        The effects of the reorganization and fresh-start reporting on UATC's balance sheet as of March 2, 2001 are as follows (in millions):

	Predecessor Company	(a)	(b)	(c)	Reorganized Company
	March 2, 2001	Discharge of Debt	Settlement with Stockholders	Fresh-Start Adjustments	March 2, 2001
Assets
Current assets:
Cash and cash equivalents	$7.5	$—	$—	$(0.5)	$7.0
Receivables, net
Notes	1.5	—	—	—	1.5
Other	4.5	—	—	—	4.5

	6.0	—	—	—	6.0
Prepaid expenses and concession inventory	16.5	—	—	(0.6)	15.9
Other assets	1.5	—	—	—	1.5

Total current assets	31.5	—	—	(1.1)	30.4
Investments and related receivables	3.0	—	—	(0.1)	2.9
Property and equipment, at cost:
Land	12.2	—	—	(1.9)	10.3
Theatre buildings, equipment and other	499.3	—	—	(280.7)	218.6

	511.5	—	—	(282.6)	228.9
Less accumulated depreciation and amortization	(214.6)	—	—	214.6	—

	296.9	—	—	(68.0)	228.9
Reorganization value in excess of amounts allocated to identifiable assets	—	—	—	137.1	137.1
Intangible assets, net	38.6	—	—	(38.6)	—
Other assets, net	68.4	—	—	(67.9)	0.5

	$438.4	$—	$—	$(38.6)	$399.8

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable
Film rentals	$19.4	$—	$—	$—	$19.4
Other	20.8	10.4	—	4.0	35.2

	40.2	10.4	—	4.0	54.6
Accrued and other liabilities
Salaries and wages	5.5	—	—	(1.5)	4.0
Interest	0.1	—	—	—	0.1
Other	25.4	2.9	—	—	28.3

	31.0	2.9	—	(1.5)	32.4
Current portion of long-term debt	7.0	1.9	—	—	8.9

Total current liabilities	78.2	15.2	—	2.5	95.9
Other liabilities	27.3	—	—	(20.4)	6.9
Debt	4.1	252.1	—	—	256.2
Deferred income taxes	—	—	—	0.7	0.7

Total liabilities not subject to compromise	109.6	267.4	—	(17.2)	359.8
Liabilities subject to compromise	512.5	(512.5)	—	—	—

Total liabilities	622.1	(245.1)	—	(17.2)	359.8
Minority interests in equity of consolidated subsidiaries	4.8	—	—	—	4.8
Stockholder's equity (deficit):
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	289.9	57.5	(249.5)	—	97.9
Accumulated deficit	(477.3)	187.6	289.7	—	—
Related party receivable	(1.1)	—	—	(61.6)	(62.7)

Total stockholder's equity (deficit)	(188.5)	245.1	40.2	(61.6)	35.2

	$438.4	$—	$40.2	$(78.8)	$399.8

(a)
To record the debt discharge and the issuance of new debt under the Term Facility of $252.1 million, and to record the settlement with the Predecessor Company's creditors.

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

(3)  Formation of Regal Entertainment Group

Exchange Transaction

        On March 8, 2002, TAC entered into an agreement to exchange its controlling interest in United Artists for common stock of Regal Entertainment Group ("REG"), resulting in REG owning over 90% of United Artists common stock. TAC also exchanged its ownership interests in two other theatre companies for common stock of REG. The management of these theatre companies has been consolidated in Knoxville, Tennessee, while management of certain ancillary businesses has been consolidated in Centennial, Colorado. As described below, the exchange transaction was consummated on April 12, 2002.

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

        Upon the closing of the exchange transaction, the holders of outstanding options of United Artists received replacement options to purchase 2,287,552 shares of REG Class A common stock at prices ranging from $4.44 to $12.87 per share. REG also granted to holders of United Artists warrants in exchange for their contribution to REG of outstanding warrants to purchase 3,750,000 shares of United Artists' common stock, warrants to purchase 3,928,185 shares of REG Class B common stock at $8.88 per share and warrants to purchase 296,129 shares of REG Class A common stock at $8.88 per share.

Initial Public Offering of Regal Entertainment Group

        In May 2002, REG issued 18.0 million shares of its Class A common stock in an initial public offering. The initial public offering was effected through a Registration Statement on Form S-1 (File No. 333-84096) that was declared effective by the Securities and Exchange Commission on May 8, 2002. All 18.0 million shares were sold at an initial public offering price of $19.00 per share, for an aggregate offering price of $342 million, through a syndicate of underwriters managed by Credit Suisse First Boston Corporation, Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Salomon Smith Barney Inc. A portion of the proceeds from this offering was loaned by REG to the Parent to repay UATC's Term Facility, which was replaced by a note payable to the Parent, which is obligated under a substantially similar note payable to REG.

        In August 2002, Regal Entertainment Holdings, Inc., a wholly owned subsidiary of REG ("REH"), acquired the remaining outstanding shares of common stock of United Artists held by the United Artists' minority stockholders and warrants to purchase shares of common stock of United Artists held by various institutional holders for approximately $34.0 million. Immediately prior to the acquisition, the common stock of United Artists was the only outstanding class of voting stock, of which the minority stockholders owned approximately 9.9%, and REH owned the remaining 90.1%. As a result of this transaction, United Artists became a wholly owned subsidiary of REH.

(4)  Summary of Significant Accounting Policies

        (a)    Reporting Period.    On April 12, 2002, TAC contributed its ownership of United Artists to REG in exchange for equity of REG. Following the exchange, UATC changed its fiscal year, which used to end on the Thursday closest to December 31 each year, to conform to REG's fiscal year. The company's fiscal year now ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year. The new reporting period is also based on a calendar that coincides with film playweeks. This resulted in the first quarter of 2002 containing one less week of operating results compared to the first quarter of 2001.

        (b)    Segment Information.    As a result of the items discussed in Note 3, UATC now manages its business based on one reportable segment.

        (c)    Impact of Recently Issued Accounting Standards.    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations," and primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustment to its cost. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting) and supersedes APB 17, "Intangible Assets." The most significant changes made by SFAS No. 141 involve the requirement to use the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method along with the establishment of new criteria for determining whether the Company should recognize intangible assets acquired in a business combination separately from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on UATC's financial position or results of operations.

        Under SFAS No. 142, the Company can no longer amortize goodwill, reorganizational value in excess of amounts allocated to identifiable assets or indefinite lived intangible assets, and will test for impairment at least annually at the reporting unit level. Additionally, the amortization period of intangible assets with finite lives is no longer limited to 40 years. Other long-lived assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," issued in August 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets, including excess reorganization value, recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption. The Company's goodwill transitional impairment test indicates that the fair value of the reporting unit exceeds the goodwill carrying value and therefore, at this time, goodwill is not deemed to be impaired. Amortization relating to goodwill and excess reorganization value was $2.8 million, $6.8 million and $0.7 million for the thirteen weeks and thirty weeks ended September 27, 2001 and the nine weeks ended March 1, 2001, respectively. The Company will conduct its annual valuation in the fourth quarter.

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

        The Company adopted SFAS No. 144 in the first quarter of 2002. The adoption of SFAS No. 144 did not have a material impact on UATC's financial position and results of operations.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force (EITF) Issue No. 94-3 (EITF 94.3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)" The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 should continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance.

        In July 2001, the American Institute of Certified Public Accountants issued Emerging Issues Task Force Topic No. D-98, which requires that equity securities, with redemption features that are not solely within the control of the issuer, be classified outside permanent equity. This guidance was effective for UATC's fourth quarter 2001 and is to be applied retroactively. The adoption of this guidance did not have a material impact on UATC's financial position or results of operations.

(5)  Debt

        Debt is summarized as follows (amounts in millions):

	September 26, 2002	January 3, 2002
Term Facility(a)	$—	$240.6
Revolving Credit Facility(b)	—	—
Note Payable to Affiliate including accrued interest(c)	249.1	—
Other(d)	7.9	8.0

	257.0	248.6
Less current portion	(0.5)	(3.0)

Long-term debt	$256.5	$245.6

(a)
The Term Facility was paid off in May 2002 with a portion of the proceeds generated from REG's initial public offering. This debt was replaced with a note payable to the Parent, which is obligated under a substantially similar note payable to REG.

(b)
The Revolving Credit Facility was terminated in July 2002.

(c)
The related party payable represents a note payable to the Parent, which is obligated under a substantially similar note payable to REG. The note payable to the Parent bears interest at a rate of 9.375% and matures in December of 2006.

(d)
Other debt includes $2.6 million of equipment lease obligations, $1.2 million of payment-in-kind notes, $0.2 million of unsecured creditor notes and $3.9 million of mortgages secured by land and buildings as of September 26, 2002 and $2.7 million of capital lease obligations, $1.1 million of payment-in-kind notes and $4.2 million of mortgages secured by land and buildings as of January 3, 2002.

(6)  Related Party Transactions

        UATC leases certain of its theatres from UAR and Prop I in accordance with two master leases (the "Master Leases"). The Master Leases provide for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre. In order to fund the cost of additions and/or renovations to the theatres leased by UATC from UAR or Prop I, UATC has periodically made advances to UAR. Through March 1, 2001, interest on the advances accrued at the prime rate and amounted to $0.9 million for the nine weeks ended March 1, 2001. As part of the application of fresh-start reporting the receivable was reclassified from other assets to stockholder's equity and interest no longer accrues on this account. The receivable will be reduced upon any sale of properties by UAR and Prop I, with UATC receiving the net proceeds of the sale. During the thirty-eight weeks ended September 26, 2002, the related party receivable increased by $8.5 million as the result of payment of income taxes on behalf of UAR and payment of operating expenses on behalf of RCM, partially offset by the sale of two properties during 2002.

        A management agreement will be effected between Regal Cinemas and United Artists under which Regal Cinemas will manage the day to day aspects of United Artists operations. Such agreement is expected to be finalized by the end of fiscal 2002 and will be recorded in UATC's financial statements upon effectiveness of the agreement. Had this agreement been in effect during the thirteen weeks ended September 26, 2002, United Artists would have recorded management fee expenses of approximately $4.5 million. In addition, a management agreement will be effected between United Artists and Regal CineMedia whereby Regal CineMedia will manage the ancillary revenue aspects of United Artists' theatre operations.

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

        As of January 3, 2002, the Company had available net operating loss carryforwards ("NOL carryforwards") of approximately $73.3 million with expiration commencing during 2007. Further, as a result of a statutory "ownership change" (as defined in Section 382 of the Internal Revenue Code) that occurred in 2001, the Company's ability to utilize its NOL carryforwards and certain deferred tax assets for federal income tax purposes is restricted to approximately $5 million per year. Any subsequent statutory "ownership change" could result in further limiting the Company's ability to utilize its NOL carryforwards and certain deferred tax assets.

        A provision for income taxes of $4.5 million was recorded during the thirteen weeks ended September 26, 2002. Additionally, a provision for income taxes of $12.4 million was recorded for the thirty-eight weeks ended September 26, 2002, while a provision for income taxes of $0.1 million was recorded during the thirteen week and the thirty-nine week periods ended September 27, 2001. The provision for income taxes recorded during the thirteen week and the thirty-eight week periods ended September 26, 2002 reflects an effective rate of approximately 45.0% and 44.4%, respectively. The effective rate varies from the statutory rate due to the inclusion of state income taxes and the impact of certain nondeductible restructuring expenses and minority interest. Prior to UATC emerging from Chapter 11 on March 2, 2001, UATC had no income tax expense due to the Company's ability to utilize NOL carryforwards for the pre-emergence period.

        If the Company, in future tax periods, were to recognize tax benefits attributable to tax attributes of the Company (such as NOL carryforwards), such benefit would be applied to reduce certain balance sheet assets in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes."

(8)  Restructure Costs

        Restructure costs relate to the Company's restructuring and severance plan charges associated with the combination of the Company with Regal Cinemas and Edwards. For the thirty-eight weeks ended September 26, 2002 a total of $2.7 million was recorded as restructure costs. This amount includes $2.0 million of termination benefits of which $1.5 million has been paid out to employees through September 26, 2002. Also included in this amount is $0.1 million related to estimated lease termination costs and $0.6 million that related to legal and professional fees.

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

        UATC and UAR are parties to several sale and leaseback transactions whereby the land and buildings underlying certain theatres were sold and leased back from unaffiliated third parties pursuant to lease terms averaging 21 years with an average of two 5 year renewal options. During late 2000 and early 2001, UATC amended the largest of these sale and leaseback transactions to allow UATC to terminate the master lease with respect to obsolete properties, allow the owner trustee under the master lease to sell up to $35.0 million of those properties and pay down the underlying debt at 85% of par, and reduce the amount of rent paid by UATC on the master lease on a pro rata basis to the amount of debt repaid. Gains on the sale and leaseback transactions were deferred and amortized as a reduction of rent expense over the individual theatre lease terms prior to the adoption of SOP 90-7. Under fresh-start reporting, the remaining unamortized deferred gain was eliminated. Such unamortized deferred gains aggregated $19.0 million at March 1, 2001.

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

Item 2.    Managements Discussion and Analysis of Financial Condition and Results of Operations

        On September 5, 2000 (the "Petition Date") UATC (as it existed before March 2, 2001, the "Predecessor Company") and certain of its subsidiaries, as well as its parent, United Artists Theatre Company (the "Parent" or "United Artists") and certain of the Parent's subsidiaries (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Chapter 11 Cases"), as well as a joint plan of reorganization. On January 22, 2001 the joint plan of reorganization, as amended (the "Plan"), was approved by the Court, and the Debtors declared the Plan to be effective on March 2, 2001 (the "Effective Date). In conjunction with the reorganization, the Predecessor Company's bank credit facility as it existed before the Petition Date (the "Pre-Petition Credit Facility") was restructured into a restructured term credit facility (the "Term Facility") of approximately $252.1 million, and an additional $35.0 million revolving credit facility was secured.

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

        Due to the occurrence of the Effective Date on March 2, 2001 and the application of fresh-start reporting, UATC's 2001 statements of operations include information reflecting the thirty weeks ended September 27, 2001, and the nine weeks ended March 1, 2001.

        UATC's 2002 first quarter includes only twelve weeks of operations rather than thirteen, as UATC's operating and reporting calendar was adjusted to conform to the operating and reporting calendar of REG. As mentioned above, UATC's fiscal year changed from ending on the Thursday closest to December 31 each year to ending on the Thursday immediately following December 25 each year.

        In order to provide a meaningful basis of comparing the thirty-eight weeks ended September 26, 2002 and the thirty-nine weeks ended September 27, 2001 for purposes of the following tables and discussion, the operating results of the Reorganized Company for the thirty weeks ended September 27, 2001 have been combined with the operating results of Predecessor Company for the nine weeks ended March 1, 2001 (collectively referred to as "Combined Company") and are compared to the thirty-eight weeks ended September 26, 2002. Depreciation, amortization, and certain other line items included in the operating results of Combined Company are not comparable between periods as the nine weeks ended March 1, 2001 of the Predecessor Company do not include the effect of fresh-start reporting adjustments. The combining of reorganized and predecessor periods is not acceptable under accounting principles generally accepted in the United States of America.

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

        The following table sets forth for the Reorganized and Combined Company's fiscal periods indicating the percentage of total revenues represented by certain items reflected in UATC's statements of operations:

	Reorganized Company			Combined Company
	Thirteen weeks ended September 26, 2002	Thirteen weeks ended September 27, 2001	Thirty-eight weeks ended September 26, 2002	Thirty-nine weeks ended September 27, 2001
Revenues:
Admissions	67.9%	69.3%	67.9%	68.9%
Concessions	27.9	27.4	28.2	27.6
Other operating revenues	4.2	3.3	3.9	3.5

Total revenues	100.0	100.0	100.0	100.0
Direct theatre costs:
Film rental and advertising costs	35.8	40.1	36.5	37.8
Cost of concessions	4.0	3.1	3.9	3.2
Theatre operating expenses	41.7	39.1	40.9	41.9
General and administrative	1.9	3.0	2.5	3.4

Sub-total	83.4	85.3	83.8	86.3
Depreciation and amortization	3.9	6.4	4.7	7.2
Loss (Gain) on disposal and impairment of operating assets	1.7	0.1	0.8	(0.8)
Restructure costs	0.3	—	0.6	—

Total operating expenses	89.3	91.8	89.9	92.7

Operating income	10.7%	8.2%	10.1%	7.3%

Total Revenues

        The following table summarizes revenues and revenue-related data for the thirteen weeks and thirty-eight weeks ended September 26, 2002 and the thirteen weeks and thirty-nine weeks ended September 27, 2001 (in millions, except averages):

	Reorganized Company			Combined Company
	Thirteen weeks ended September 26, 2002	Thirteen weeks ended September 27, 2001	Thirty-eight weeks ended September 26, 2002	Thirty-nine weeks ended September 27, 2001
Admissions	$103.0	$110.0	$295.9	$286.2
Concessions	42.4	43.4	122.9	114.8
Other operating revenues	6.3	5.2	16.8	14.6

Total revenues	$151.7	$158.6	$435.6	$415.6

Attendance	17.0	18.5	49.1	49.1
Average ticket price	$6.07	$5.95	$6.02	$5.82
Average concession sale per patron	$2.50	$2.38	$2.50	$2.35

Thirteen weeks ended September 26, 2002 and September 27, 2001

        Admissions.    Total admissions revenues decreased $7.0 million, or 6.4%, to $103.0 million, for the thirteen weeks ended September 26, 2002, from $110.0 million for the thirteen weeks ended September 27, 2001. The decrease in admissions revenues during the thirteen weeks ended September 26, 2002 compared to the thirteen weeks ended September 27, 2001 was primarily attributable to a 8.1% decrease in attendance, partially offset by a 2.0% increase in average ticket prices. The closures of underperforming theaters during 2001 and the first nine months of 2002 contributed to the decrease in attendance for the thirteen weeks ended September 26, 2002 compared to the thirteen weeks ended September 27, 2001. However, the closure of these underperforming theaters resulted in the increase in average ticket prices during the thirteen weeks ended September 26, 2002 compared to the thirteen weeks ended September 27, 2001, due to these locations generally having a lower average ticket price.

        Concessions.    Total concessions revenues decreased $1.0 million, or 2.3%, to $42.4 million for the thirteen weeks ended September 26, 2002 from $43.4 million for the thirteen weeks ended September 27, 2001. The decrease in concessions revenues during the thirteen weeks ended September 26, 2002 compared to the thirteen weeks ended September 27, 2001 was primarily due to lower attendance, as previously discussed, partially offset by a 5.0% increase in the average concession sale per patron.

        Other Operating Revenues.    Total other operating revenues increased $1.1 million, or 21.2%, to $6.3 million for the thirteen weeks ended September 26, 2002 from $5.2 million for the thirteen weeks ended September 27, 2001. The increase in other operating revenues during the thirteen weeks ended September 26, 2002 compared to the thirteen weeks ended September 27, 2001 was primarily due to an increase in on-screen advertising revenues and the reclassification of certain concession rebates to other operating revenues during 2002.

Thirty-eight weeks ended September 26, 2002 and thirty-nine weeks ended September 27, 2001

        Admissions.    Total admissions revenues increased $9.7 million, or 3.4%, to $295.9 million, for the thirty-eight weeks ended September 26, 2002 from $286.2 million for the thirty-nine weeks ended September 27, 2001. The increase in admissions revenues during the thirty-eight weeks ended September 26, 2002 compared to the thirty-nine weeks ended September 27, 2001 was primarily attributable to a 3.4% increase in average ticket prices, partially offset by the absence of one week of operating results during 2002 as compared to 2001.

        Concessions.    Total concessions revenues increased $8.1 million, or 7.1%, to $122.9 million for the thirty- eight weeks ended September 26, 2002 from $114.8 million for the thirty-nine weeks ended September 27, 2001. The increase in concessions revenues during the thirty-eight weeks ended September 26, 2002 compared to the thirty-nine weeks ended September 27, 2001 was primarily due to a 6.4% increase in the average concession sale per patron, partially offset by the absence of one week of operating results during 2002 as compared to 2001.

        Other Operating Revenues.    Total other operating revenues increased $2.2 million, or 15.1%, to $16.8 million for the thirty-eight weeks ended September 26, 2002, from $14.6 million for the thirty-nine weeks ended September 27, 2001. The increase in other operating revenues during the thirty-eight weeks ended September 26, 2002 compared to the thirty-nine weeks ended September 27, 2001 was primarily due to an increase in on-screen advertising revenues and the reclassification of certain concession rebates to other operating revenues, partially offset by the absence of one week of operating results during 2002 as compared to 2001.

Direct Theatre Costs

        The following table summarizes direct theatre costs for the thirteen weeks and thirty-eight weeks ended September 26, 2002 and the thirteen weeks and thirty-nine weeks ended September 27, 2001 (dollars in millions):

	Reorganized Company						Combined Company
	Thirteen weeks ended September 26, 2002		Thirteen weeks ended September 27, 2001		Thirty-eight weeks ended September 26, 2002		Thirty-nine weeks ended September 27, 2001
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	$54.4	52.8%	$63.6	57.8%	$158.9	53.7%	$157.2	54.9%
Cost of concessions(2)	6.0	14.2%	4.9	11.3%	16.9	13.8%	13.1	11.4%
Other theatre operating expenses(3)	63.3	41.7%	62.0	39.1%	178.2	40.9%	174.1	41.9%

Total direct theatre costs(3)	$123.7	81.5%	$130.5	82.3%	$354.0	81.3%	$344.4	82.9%

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

Thirteen weeks ended September 26, 2002 and September 27, 2001

        Film Rental and Advertising Costs.    Film rental and advertising costs decreased $9.2 million, or 14.5%, to $54.4 million for the thirteen weeks ended September 26, 2002, from $63.6 million for the thirteen weeks ended September 27, 2001. Film rental and advertising costs as a percentage of admissions revenue decreased by 5.0% to 52.8% for the thirteen weeks ended September 26, 2002 from 57.8% for the thirteen weeks ended September 27, 2001. The decrease in film rental and advertising costs as a percentage of admissions revenue in the third quarter 2002 was primarily attributable to the lower film costs associated with the late summer films released in the third quarter 2002, as compared to the film costs associated with certain late summer films released in the third quarter 2001.

        Cost of Concessions.    Cost of concessions increased $1.1 million, or 22.4%, to $6.0 million for the thirteen weeks ended September 26, 2002 from $4.9 million for the thirteen weeks ended September 27, 2001. Cost of concessions as a percentage of concessions revenues increased to 14.2% for the thirteen weeks ended September 26, 2002 as compared to 11.3% for the thirteen weeks ended September 27, 2001. The increase in concession costs as a percentage of concessions revenue was primarily due to a change in concession contracts in the second quarter of 2002 related to certain concession rebates that are classified on the income statement as other operating revenue rather than a reduction of concession costs.

        Other Theatre Operating Expenses.    Other theatre operating expenses increased $1.3 million, or 2.1%, to $63.3 million for the thirteen weeks ended September 26, 2002 from $62.0 million for the thirteen weeks ended September 27, 2001. Other theatre operating expenses as a percentage of total revenues increased to 41.7% for the thirteen weeks ended September 26, 2002 from 39.1% for the thirteen weeks ended September 27, 2001. The increase in other theatre operating expenses as a percentage of total revenue during the thirteen weeks ended September 26, 2002 compared to the thirteen weeks ended September 27, 2001 was primarily due to the decline in total revenues along with the fixed cost nature of the expenses included in other theatre operating expenses, partially offset by the operating efficiencies that were realized through the integration of the three theatre circuits under REG.

Thirty-eight weeks ended September 26, 2002 and thirty-nine weeks September 27, 2001

        Film Rental and Advertising Costs.    Film rental and advertising costs increased $1.7 million, or 1.1%, to $158.9 million for the thirty-eight weeks ended September 26, 2002, from $157.2 million for the thirty-nine weeks ended September 27, 2001. Film rental and advertising costs as a percentage of admissions revenue decreased by 1.2% to 53.7% for the thirty-eight weeks ended September 26, 2002 from 54.9% for the thirty-nine weeks ended September 27, 2001. The decrease in film rental and advertising costs as a percentage of admissions revenue during the thirty-eight weeks ended September 26, 2002 was primarily attributable to the lower film costs associated with films released during the late summer months of 2002 compared to higher film costs associated with certain films released during the late summer months of 2001.

        Cost of Concessions.    Cost of concessions increased $3.8 million, or 29.0%, to $16.9 million for the thirty- eight weeks ended September 26, 2002 from $13.1 million for the thirty-nine weeks ended September 27, 2001. Cost of concessions as a percentage of concessions revenues increased to 13.8% for the thirty-eight weeks ended September 26, 2002 as compared to 11.4% for the thirty-nine weeks ended September 27, 2001. The increase in concession costs as a percentage of concessions revenue was primarily due to a change in concession contracts in the second quarter of 2002 related to certain concession rebates that are classified on the income statement as other operating revenue rather than a reduction of concession costs.

        Other Theatre Operating Expenses.    Other theatre operating expenses increased $4.1 million, or 2.4%, to $178.2 million for the thirty-eight weeks ended September 26, 2002 from $174.1 million for the thirty-nine weeks ended September 27, 2001. Other theatre operating expenses as a percentage of total revenues decreased to 40.9% for the thirty-eight weeks ended September 26, 2002 from 41.9% for the thirty-nine weeks ended September 27, 2001. The decrease in other theatre operating expenses as a percentage of total revenues during the thirty-eight weeks ended September 26, 2002 compared to the thirty-nine weeks ended September 27, 2001 was primarily due to the growth in total revenues, the fixed cost nature of the expenses included in other theatre operating expenses and the operating efficiencies that were realized through the integration of the three theatre circuits under REG.

General and Administrative Expenses

        General and administrative expenses decreased $1.9 million, or 39.6%, to $2.9 million for the thirteen weeks ended September 26, 2002, from $4.8 million for the thirteen weeks ended September 27, 2001. General and administrative expenses decreased $3.2 million, or 22.4%, to $11.1 million for the thirty-eight weeks ended September 26, 2002, from $14.3 million for the thirty-nine weeks ended September 27, 2001. As a percentage of total revenues, general and administrative expenses decreased to 1.9% for the thirteen weeks ended September 26, 2002 from 3.0% for the thirteen weeks ended September 27, 2001 and decreased to 2.5% for the thirty-eight weeks ended September 26, 2002 from 3.4% for the thirty-nine weeks ended September 27, 2001. The decrease in costs in both the thirteen week and the thirty-eight week periods ended September 26, 2002 as compared to the thirteen week and the thirty-nine week periods ended September 27, 2001 was primarily attributable to the combination of the three theatre companies' management under REG management group. See note 6 to condensed consolidated financial statements.

Depreciation and Amortization

        Depreciation and amortization expenses decreased $4.2 million, or 41.6%, to $5.9 million for the thirteen weeks ended September 26, 2002, from $10.1 million for the thirteen weeks ended September 27, 2001. Depreciation and amortization expenses decreased $9.6 million, or 31.9%, to $20.5 million for the thirty-eight weeks ended September 26, 2002, from $30.1 million for the thirty-nine weeks ended September 27, 2001. This decrease in both the thirteen week and the thirty-

eight week periods ended September 26, 2002 was primarily due to the adoption as of January 4, 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets," which resulted in UATC no longer amortizing the reorganization value in excess of identifiable assets during 2002.

Loss (Gain) on Disposal and Impairment of Operating Assets

        Provisions for impairments relate to non-cash charges for the differences between the historical book value of individual theatres (in some cases groups of theatres) and the cash flow expected to be received from the operation or future sale of the individual theatre (or groups of theatres). The Company also sold properties relating to under-performing theatres and other non-theatre real estate, along with equipment from closed theatres that could not be used at other locations. UATC recorded a loss on the disposal and impairment of operating assets of $2.5 million and $0.1 million for the thirteen weeks ended September 26, 2002 and for the thirteen weeks ended September 27, 2001, respectively. UATC recorded a loss on the disposal and impairment of operating assets of $3.3 million for the thirty-eight weeks ended September 26, 2002 and recorded a gain of $3.4 million for the thirty-nine weeks ended September 27, 2001.

Restructure Costs

        Restructure costs relate to the Company's restructuring and severance plan charges associated with the combination of the Company with two other theatre companies also controlled by REG. For the thirteen weeks ended September 26, 2002 a total of $0.4 million was recorded as restructuring costs. For the thirty-eight weeks ended September 26, 2002 a total of $2.7 million was recorded as restructure costs. This amount includes $2.0 million of termination benefits of which $1.5 million has been paid out to employees through September 26, 2002. Also included in this amount is $0.1 million related to estimated lease termination costs and $0.6 million related to legal and professional fees.

Operating Income

        Operating income increased by $3.2 million to $16.3 million for the thirteen weeks ended September 26, 2002, from $13.1 million for the thirteen weeks ended September 27, 2001. Operating income increased by $13.8 million to $44.0 million for the thirty-eight weeks ended September 26, 2002, from $30.2 million for the thirty-nine weeks ended September 27, 2001. Operating income as a percentage of total revenues increased to 10.7% for the thirteen weeks ended September 26, 2002 from 8.3% for the thirteen weeks ended September 27, 2001. Operating income as a percentage of total revenues increased to 10.1% for the thirty-eight weeks ended September 26, 2002 from 7.3% for the thirty-nine weeks ended September 27, 2001. The increase in operating income for the thirteen week and the thirty-eight week periods ended September 26, 2002 was primarily attributable to the growth in total revenues coupled with the realized benefits of the integration of UATC into REG, partially offset by the absence of one week of operating results from 2002 as compared to 2001.

Interest, Net

        Interest, net, increased $0.5 million, or 9.6%, to $5.7 million for the thirteen weeks ended September 26, 2002 from $5.2 million for the thirteen weeks ended September 27, 2001. Interest, net, decreased $4.9 million, or 25.5%, to $14.3 million for the thirty-eight weeks ended September 26, 2002 from $19.2 million for the thirty-nine weeks ended September 27, 2001. The increase in interest expense for the thirteen week period ended September 26, 2002 was primarily due to a higher interest rate on the note payable to the Parent compared to the market interest rate paid on the debt balance during the thirteen weeks ended September 27, 2001. The decrease in interest expense for the thirty-eight week period ended September 26, 2002 was primarily due to a lower average debt balance resulting from the completion of the Chapter 11 reorganization, along with lower market interest rates.

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

Income Taxes

        A provision for income taxes of $4.5 million was recorded during the thirteen weeks ended September 26, 2002. Additionally, a provision for income taxes of $12.4 million was recorded for the thirty-eight weeks ended September 26, 2002, while a provision for income taxes of $0.1 million was recorded during the thirteen week and the thirty-nine week periods ended September 27, 2001. The provision for income taxes recorded during the thirteen week and the thirty-eight week periods ended September 26, 2002 reflects an effective rate of approximately 45.0% and 44.4%, respectively. The effective rate varies from the statutory rate due to the inclusion of state income taxes and the impact of certain nondeductible restructuring expenses and minority interest. Prior to UATC emerging from Chapter 11 on March 2, 2001, UATC had no income tax expense due to the Company's ability to utilize NOL carryforwards for the pre-emergence period.

Extraordinary Item

        As part of the payoff of UATC'S Term Facility and revolving credit facility during May 2002, deferred loan costs of $1.4 million were written off during the thirty-eight weeks ended September 26, 2002.

Liquidity and Capital Resources

        For the thirty-eight weeks ended September 26, 2002, $42.1 million in cash provided from operations, $1.1 million from asset sale proceeds, and $0.1 from increases in cash overdrafts were utilized to fund capital expenditures of $21.5 million, and for other expenditures and financing activities totaling $9.4 million. This resulted in a $12.4 million increase of cash balances during the thirty-eight weeks ended September 26, 2002.

        Substantially all of UATC's admissions and concession sales revenue is collected in cash. UATC benefits from the fact that film expenses are generally paid within 30 days after the admissions revenue is collected.

        As part of the Company's bankruptcy restructuring, debt was reduced from approximately $439.7 million under the Pre-Petition Credit Facility to approximately $252.1 million under the Term Facility. The Term Facility was subject to various covenants and limitations, including limitations on capital expenditures and on additional indebtedness, as well as various financial covenants. A portion of the proceeds from the public offering of REG were loaned to the Parent by REG to repay the Company's Term Facility. This debt was replaced by a note payable to the Parent, which is obligated under a substantially similar note payable to REG. The note bears interest at a rate of 9.375% and matures in December of 2006.

        A significant portion of UATC's capital expenditures over the past several years has been funded by sale and leaseback transactions. Following is a summary of the various transactions:

        In December 1995, UATC and UAR entered into a sale and leaseback transaction (the "1995 Sale and Leaseback") whereby the land and buildings underlying 27 of their operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. The 1995 Sale and Leaseback requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. In conjunction with the 1995 Sale and Leaseback, the buyer of the properties issued certain publicly traded pass-through certificates. Several of its properties included in the 1995 Sale and Leaseback have been determined by UATC to be economically obsolete for theatre use. As of September 26, 2002 27 theatres were subject to the sale lease back transaction. UATC amended the lease on March 7, 2001 to allow UATC to terminate the master lease with respect to obsolete properties, allow the owner trustee to sell those properties and pay down the underlying debt and reduce the amount of rent paid by UATC on the master lease. Approximately $95.6 million in principal amount of the pass through certificates are outstanding as of September 26, 2002.

        In connection with the 1995 Sale and Leaseback, UATC entered into a participation agreement that requires United Artists to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and dividends.

        In November 1996, UATC entered into a sale and leaseback transaction whereby the building and land underlying three of its operating theatres and two theatres under development were sold for approximately $21.5 million and leased back from an unaffiliated third party. The lease has a term of 20 years and nine months with the option to extend for an additional 10 years. Two of the properties in this transaction have been determined by UATC to be obsolete and are no longer in operation.

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

        The following table summarizes UATC's contractual cash obligations over the next several periods (amounts in millions):

  Contractual cash obligations

	Total	Current	2-3 years	4-5 years	After 5 years
Long-term debt	$254.4	$0.4	$1.4	$252.6	$—
Capital lease obligations	2.6	0.1	0.2	0.3	2.0
Operating leases	939.6	73.2	145.2	138.2	583.0

Total contractual cash obligations	$1,196.6	$73.7	$146.8	$391.1	$585.0

Other

        UATC's revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally studios release the most marketable motion pictures during the summer and the holiday seasons. The unexpected emergence of a "hit" film during other periods can alter the traditional pattern. The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next or any other quarter. The seasonality of motion picture exhibition, however, has become less pronounced in recent years as studios have begun to release major motion pictures somewhat more evenly throughout the year.

        UATC does not believe that inflation has had a material impact on our financial position or results of operations.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations," and primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustment to its cost. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting) and supersedes APB 17, "Intangible Assets." The most significant changes made by SFAS No. 141 involve the requirement to use the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method along with the establishment of new criteria for determining whether the Company should recognize intangible assets acquired in a business combination separately from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on UATC's financial position or results of operations.

        Under SFAS No. 142, the Company can no longer amortize goodwill, reorganizational value in excess of amounts allocated to identifiable assets or indefinite lived intangible assets, and will test for impairment at least annually at the reporting unit level. Additionally, the amortization period of intangible assets with finite lives is no longer limited to 40 years. Other long-lived assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," issued in August 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets, including excess reorganization value, recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption. The Company's goodwill transitional impairment test indicates that the fair value of the reporting unit exceeds the goodwill carrying value and therefore, at this time, goodwill is not deemed to be impaired. Amortization relating to goodwill and excess reorganization value was $2.8 million, $6.8 million and $0.7 million for the thirteen and thirty weeks ended September 27, 2001 and the nine weeks ended March 1, 2001, respectively. The Company will conduct its annual valuation in the fourth quarter.

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

        The Company adopted SFAS No. 144 in the first quarter of 2002. The adoption of SFAS No. 144 did not have a material impact on UATC's financial position and results of operations.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force (EITF) Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)" The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Retroactive application of SFAS No. 146 should continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance.

        In July 2001, the American Institute of Certified Public Accountants issued Emerging Issues Task Force Topic No. D-98, which requires that equity securities with redemption features that are not solely within the control of the issuer, be classified outside permanent equity. This guidance was effective for UATC's fourth quarter 2001 and is to be applied retroactively. The adoption of this guidance did not have a material impact on UATC's financial position or results of operations.

Critical Accounting Policies

        Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. Such estimates and judgments are evaluated and modified as necessary on an ongoing basis. We believe that the following significant accounting policies may involve a higher degree of judgment and complexity:

  •
  We estimate our film cost expense and related film cost payable based on management's best estimate of the ultimate settlement of the film costs with the distributors. Film costs and the related film costs payable are adjusted to the final film settlement in the period that UATC settles with the distributors. Actual film costs and film costs payable could differ materially from those estimates.

  •
  We depreciate and amortize the components of our property and equipment on a straight-line basis over the estimated useful lives of the assets. The estimates of the assets' useful lives require our judgment and our knowledge of the assets being depreciated and amortized. When necessary, the assets' useful lives are revised and the impact on depreciation and amortization is recognized on a prospective basis. Actual values could differ materially from these estimates.

  •
  We applied the provisions of reorganization accounting when recording the acquisitions of controlling equity interests by TAC and UATC's emergence from bankruptcy. These accounting principles require that we estimate the fair value of the individual assets and liabilities. The valuation of the fair value of the assets and liabilities involves a number of judgments and estimates that could differ materially from actual results.

Item 3    Quantitative and Qualitative Disclosures About Market Risk

        UATC's market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. As described in Note 5, the United Artists Term Facility was repaid in connection with REG's May 2002 initial public offering. As of September 26, 2002, the Company maintained no debt obligations bearing floating interest rates.

Item 4    Controls and Procedures

        Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings relating to the Company (including its consolidated subsidiaries). There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

Part II Other Information

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits

        None

(b)
Reports on Form 8-K

        On August 12, 2002, the Company filed a current report on Form 8-K under "Item 9. Regulation FD Disclosure."

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED ARTISTS THEATRE CIRCUIT, INC. (Registrant)
By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell President and Chief Executive Officer
By:	/s/ AMY E. MILES Amy E. Miles Executive Vice President and Chief Financial Officer

Date: November 12, 2002

CERTIFICATIONS

I, Michael L. Campbell, President and Chief Executive Officer of United Artists Theatre Circuit, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of United Artists Theatre Circuit, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: November 12, 2002

/s/ MICHAEL L. CAMPBELL Michael L. Campbell President and Chief Executive Officer

CERTIFICATIONS

I Amy E. Miles, Executive Vice President and Chief Financial Officer of United Artists Theatre Circuit, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of United Artists Theatre Circuit, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: November 12, 2002

/s/ AMY E. MILES Amy E. Miles Executive Vice President and Chief Financial Officer

QuickLinks

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
PART I—FINANCIAL INFORMATION Item 1. FINANCIAL STATEMENTS (UNAUDITED)
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
  Item 3 Quantitative and Qualitative Disclosures About Market Risk
  Item 4 Controls and Procedures
Part II Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS
CERTIFICATIONS