Form 10-K
period 2002-12-26
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2003-03-26
CIK 889570

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2002

Commission file number: 033-49598

UNITED ARTISTS THEATRE CIRCUIT, INC.
(Exact name of registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	13-1424080 (Internal Revenue Service Employer Identification Number)
7132 Regal Lane Knoxville, TN (Address of Principal Executive Offices)	37918 (Zip Code)

Registrant's Telephone Number, Including Area Code: 865/922-1123

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

        State the aggregate market value of the voting stock held by non-affiliates of the registrant. N/A

        The number of shares outstanding of $1.00 par value common stock at March 26, 2003 was 100 shares.

TABLE OF CONTENTS

PART I
Item 1.	Business
The Company
Description of Business
Industry Overview
Industry Trends
Theatre Operations
Film Distribution
Film Licensing
Concessions
Competition
Marketing and Advertising
Management Information Systems
Seasonality
Employees
Regulation
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for the Registrant's Common Equity and Related Shareholder Matters
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Critical Accounting Policies
Basis of Presentation
Results of Operations for the Fiscal Years Ended December 26, 2002, January 3, 2002, and December 28, 2000
Liquidity and Capital Resources
Contractual Cash Obligations
Recent Accounting Pronouncements
Quarterly Results
Inflation
Seasonality
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Controls and Procedures
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

UNITED ARTISTS THEATRE CIRCUIT, INC.

PART I

        The information in this Form 10-K contains certain forward-looking statements, including statements related to trends in the Company's business. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in "Business" as well as those discussed elsewhere in this Form 10-K.

Item 1. BUSINESS

THE COMPANY

        United Artists Theatre Company ("the Parent" or "United Artists") is the parent company of United Artists Theatre Circuit, Inc., a Maryland corporation founded in 1926 ("we," "us," "our," the "Company" or "UATC"), and United Artists Realty Company ("UAR"), which is the parent company of United Artists Properties I Corp. ("Prop I") and United Artists Properties II Corp. ("Prop II"). UATC leases certain theatres from both UAR and one of UAR's wholly owned subsidiaries, Prop I. The terms UATC and the Company shall be deemed to include the respective subsidiaries of such entity when used in discussions included herein regarding the current operations or assets of such entity.

        United Artists became a wholly owned subsidiary of Regal Entertainment Holdings, Inc. ("REH") through a series of transactions in April and August 2002. REH is a wholly owned subsidiary of Regal Entertainment Group ("Regal"), which acquired Regal Cinemas Corporation ("Regal Cinemas"), United Artists, Edwards Theatres, Inc. ("Edwards") and Regal CineMedia Corporation ("Regal CineMedia") through a series of transactions on April 12, 2002. For a detailed discussion of the transactions resulting in Regal's acquisition of its subsidiaries, see Note 3 to the financial statements included in Part II, Item 8, of this Form 10-K. UATC, United Artists and certain of its subsidiaries emerged from bankruptcy reorganization under Chapter 11 of Title 11 of the United States Code on March 2, 2001. For a detailed discussion of these bankruptcy proceedings, see Note 1 to such financial statements.

DESCRIPTION OF BUSINESS

        At December 26, 2002, including managed theatres, UATC operated 1,512 screens in 188 theatres in 21 states with over 64 million annual attendees. The UATC operated theatres are managed by Regal Cinemas, Inc., a wholly owned subsidiary of Parent, pursuant to a management arrangement described below. The Company primarily operates multi-screen theatres and has an average of 8.0 screens per location. Theatre operations in seven states (California, New York, Pennsylvania, Florida, Texas, Mississippi and Colorado) accounted for approximately 67.0% and 66.6% of UATC's total theatres and screens, respectively, at December 26, 2002 and 66.5% of UATC's theatrical revenue for the fiscal year ended December 26, 2002. The Company seeks to locate each theatre where it will be the sole or leading exhibitor within a particular geographic film-licensing zone. Management believes that at December 26, 2002, approximately 72.4% of the Company's screens were located in film licensing zones in which the Company was the sole exhibitor.

        The Company has historically upgraded its theatre circuit by opening new theatres, adding new screens to existing theatres, and strategically closing and disposing of under-performing theatres. This strategy has served to establish and enhance the Company's presence in its geographic markets. Approximately 54.8% of the Company's screens are in theatres with 10 or more screens. At December 26, 2002, UATC operates 40 theatres (480 screens) which offer stadium seating, representing 31.7% of UATC's screens. Virtually all of the theatres UATC has built or renovated since 1997 have been state-of-the-art, 9 to 18 screen multiplex theatres with stadium seating, high-backed rocking seats, digital sound, expanded concession areas and other state-of-the-art design features and amenities. These state-of-the-art amenities will be included in UATC's renovations to existing theatres as well as construction of any newly built theatres. As compared to the prior generation of non-stadium theatres, UATC believes that these theatres provide a higher quality entertainment experience for patrons and significant operating efficiencies and improved economics for UATC.

        In connection with Regal's acquisition of its subsidiaries, as more fully described in Note 3 to the financial statements included in Part II, Item 8, of this Form 10-K, Regal Cinemas, Inc. agreed to manage the theatre operations of UATC and its subsidiaries pursuant to a form management agreement, the terms of which have been agreed upon in principal.

INDUSTRY OVERVIEW

        The domestic motion picture exhibition industry has historically maintained steady growth in revenues and attendance. Since 1965, total box office revenues have grown at a compound annual growth rate of approximately 6% and annual attendance has grown to approximately 1.6 billion attendees in 2002. The industry has been relatively unaffected by downturns in the economic cycle, with total box office revenues and attendance growing in three of the last five recessions. In 2002, total box office revenues increased for the eleventh consecutive year increasing by approximately 13% to $9.5 billion, and attendance grew approximately 9% to 1.6 billion attendees.

        During the late 1990's, the domestic motion picture exhibition industry underwent a period of extraordinary new theatre construction and re-screening of older theatres. From 1996 to 1999, the number of screens increased at a compound annual growth rate of approximately 8%, which was more than double the industry's screen growth rate of approximately 3.5% from 1965 to 1995. The aggressive building strategies undertaken by exhibitors resulted in intensified competition in once stable markets and rendered many older theatres obsolete more rapidly than anticipated. This effect, together with the fact that many older theatres were under long-term, non-cancelable leases, created an oversupply of screens, which caused both attendance per screen and revenue per screen to decline. Most major exhibitors used extensive debt financing to fund their expansion efforts and experienced significant financial challenges in 1999 and 2000.

        In 2000 and 2001, substantially all of the major exhibitors of motion pictures reduced their expansion plans and implemented screen rationalization plans to close under-performing theatres. During this period, the number of screens declined by approximately 1,800, the first screen decline since 1963. This screen count rationalization has benefited exhibitors as patrons of closed theatres have migrated to remaining theatres, thereby increasing industry-wide attendance per screen and operating efficiencies.

        The recent industry expansion was primarily driven by major exhibitors upgrading their asset bases to an attractive megaplex format that typically included 10 or more screens per theatre and adding enhanced features such as stadium seating, improved projection quality and superior sound systems. From 1996 to 1999, the five largest motion picture exhibitors spent over $4.1 billion on capital expenditures to expand and upgrade their theatre circuits.

        We believe that another evolution of theatre formats beyond the current megaplex is unlikely to occur in the foreseeable future. We believe theatres larger than the current 10 to 18 screen megaplex are not able to generate attractive returns in most locations because of the substantial market suitability requirements to generate a level of profitability similar to the current megaplex format. In addition, for the foreseeable future we do not believe that additional major amenities will be required to meaningfully enhance the moviegoing experience. Consequently, we believe major exhibitors have reduced capital spending and the rate of new screen growth substantially.

INDUSTRY TRENDS

        We believe that the U.S. motion picture exhibition industry will benefit from the following trends:

        Increased Marketing of New Releases by Studios.    Movie studios have increased marketing expenditures per new film at a compound annual growth rate of approximately 8% from 1995 to 2002. Because domestic movie theatres are the primary distribution channel for domestic film releases, the theatrical success of a film is often the most important factor in establishing its value in other film distribution channels, including home video, cable television, broadcast television and international releases. We believe that movie studios have placed an increased emphasis on theatrical success because these secondary distribution channels represent important and growing sources of additional revenues.

        Affordable and Increasingly Attractive Form of Entertainment.    We believe that patrons are attending movies more frequently because movie-going is convenient, affordable and attractively priced relative to other forms of out-of-home entertainment. The average price per patron continues to compare favorably to other out-of-home entertainment alternatives such as concerts and sporting events. Since 1992, average movie ticket prices have increased at a compound annual growth rate of only 3%, while ticket prices for professional sporting events and concerts have increased at approximately three times that rate. Over the same time period, per capita movie attendance has grown from 4.6 to 5.7 times per year.

        Ongoing Screen Rationalization.    In 2000 and 2001, substantially all of the major motion picture exhibitors reduced their expansion plans and implemented screen rationalization programs to close under-performing theatres. This screen count rationalization benefits exhibitors as patrons of closed theatres migrate to remaining theatres, thereby increasing industry-wide attendance per screen and operating efficiencies.

        Model Facilities Lower Future Capital Requirements.    We believe that the modern, 10 to 18 screen megaplex is the appropriate facility for most markets. Over the last several years, major exhibitors spent substantial capital upgrading their asset bases, including the development of the megaplex format and introducing enhanced amenities such as stadium seating and digital sound. Given the substantial capital spent on theatre circuit expansion and facilities upgrades, we believe that major exhibitors have reduced their capital spending for new theatre construction or further upgrades.

        Increasing Appeal of a Diversity of Films.    Box office revenues are increasingly diversified among a number of strong movies rather than concentrated on a few major "hits." Box office revenues from the top 10 grossing movies as a percentage of annual total box office revenues have declined from an average of 29% during 1990 through 1992 to an average of 26% during 2000 through 2002. This increased appeal in the breadth of films benefits exhibitors by expanding the demographic base of moviegoers and generating greater attendance at a wider variety of movies as opposed to attracting patrons to only a few major releases.

        Extension of Movie Release Calendar Reduces Seasonality.    Distributors have increasingly staggered new releases over more weekends as opposed to opening multiple movies on the same weekend or saving major releases for only a few holiday weekends. This trend has reduced the seasonality of box office revenues by spreading attendance over an extended period of time, which we believe benefits exhibitors by increasing admissions and concessions revenues.

THEATRE OPERATIONS

        UATC operates 1,512 screens in 188 theatres in 21 states as of December 26, 2002.

        We primarily operate multi-screen theatres. Our multi-screen theatre complexes typically feature auditoriums ranging from 100 to 500 seats each. As a result, our theatres appeal to a diverse group of patrons because we offer a wide selection of films and convenient show times. In addition, many of our theatres feature modern amenities such as wall-to-wall screens, digital stereo surround-sound, multi-station concessions stands, computerized ticketing systems, plush stadium seating with cup holders and retractable armrests, neon-enhanced interiors and exteriors and video game areas adjacent to the theatre lobby.

        Our multi-screen theatres are designed to increase profitability by optimizing revenues per square foot and reducing the cost per square foot of operation. We vary auditorium seating capacities within the same theatre, allowing us to exhibit films on a more cost effective basis for a longer period of time by shifting films to smaller auditoriums to meet changing attendance levels. In addition, we realize significant operating efficiencies of having common box office, concessions, projection, lobby and restroom facilities, which enables us to spread some of our costs, such as payroll, advertising and rent, over a higher revenue base. We stagger movie show times to reduce staffing requirements and lobby congestion and to provide more desirable parking and traffic flow patterns. In addition, we believe that operating a theatre circuit consisting primarily of multi-screen theatres enhances our ability to attract patrons.

        The following table details the number of locations and theatre screens in our theatre circuit by state as of December 26, 2002:

State	Locations	Number of Screens
New York	26	230
California	30	186
Texas	16	151
Pennsylvania	15	125
Colorado	14	118
Mississippi	15	100
Florida	10	97
Louisiana	10	74
New Mexico	8	58
New Jersey	5	53
North Carolina	8	50
Maryland	4	41
Georgia	5	36
Michigan	3	33
Indiana	3	33
Virginia	3	29
Minnesota	4	28
Nevada	3	26
Arkansas	3	21
Arizona	2	21
Connecticut	1	2

        Our management, and Regal Cinemas, Inc. through the management arrangement, closely monitors our operations. In connection with the combination of the three theatre circuits, best management practices has been implemented across all of our theatres, including daily, weekly and monthly management reports generated for each individual theatre, as well as maintaining active communication between the theatres, divisional management and corporate management. Management reports and communications are used to closely monitor admissions and concessions revenues as well as accounting, payroll and workforce information necessary to manage our theatre operations effectively and efficiently.

        We seek experienced theatre managers and require new theatre managers to complete a comprehensive training program within the theatres and at the "Regal University", which is held at Regal Cinemas's Corporate Headquarters. The program is designed to encompass all phases of theatre operations, including our operating philosophy, policies, procedures and standards. In addition, we have an incentive compensation program for theatre-level management that rewards theatre managers for controlling operating expenses while complying with our operating standards.

        In addition, quality assurance programs have been implemented in all of our theatres to maintain clean, comfortable and modern facilities. To maintain quality and consistency within our theatre circuit, district and regional managers regularly inspect each theatre. We also operate a "mystery shopper" program, which involves unannounced visits by unidentified customers who report on the quality of service, film presentation and cleanliness at individual theatres.

FILM DISTRIBUTION

        Domestic movie theatres are the primary initial distribution channel for domestic film releases. The theatrical success of a film is often the most important factor in establishing its value in other film distribution channels. Motion pictures are generally made available through several alternative distribution methods after the theatrical release date, including home video, cable television, broadcast television, international distribution and satellite and pay-per-view services. A strong opening run at the theatre can establish a film's success and substantiate the film's revenue potential for both domestic and international distribution channels. For example, the value of home video and pay cable distribution agreements frequently depends on the success of a film's theatrical release. Furthermore, studios' revenue-sharing percentage and ability to control the choice of distribution channels generally declines as a film moves further from its theatrical release. As the primary distribution window for the public's evaluation of films, domestic theatrical distribution remains the cornerstone of a film's overall financial success.

        The development of additional distribution channels has given motion picture producers the ability to generate a greater portion of a film's revenues through channels other than theatrical release. This increased revenue potential after a film's initial theatrical release has enabled major studios and some independent producers to increase the budgets for film production and advertising. The total cost of producing a film averaged approximately $58.8 million in 2002 compared with approximately $28.9 million in 1992, while the average cost to advertise and promote a film averaged approximately $30.6 million in 2002 compared with approximately $11.5 million in 1992.

FILM LICENSING

        Evaluation of Film.    We license films on a film-by-film and theatre-by-theatre basis by negotiating directly with film distributors. Prior to negotiating for a film license, we evaluate the prospects for upcoming films. Criteria we consider for each film include cast, director, plot, performance of similar films, estimated film rental costs and expected rating from the Motion Picture Association of America. Successful licensing depends greatly upon the exhibitor's knowledge of trends and historical film preferences of the residents in markets served by each theatre, as well as on the availability of commercially successful motion pictures.

        Access to Film Product.    Films are licensed from film distributors owned by major film production companies and from independent film distributors that generally distribute films for smaller production companies. Film distributors typically establish geographic film licensing zones and allocate each available film to one theatre within that zone. Film licensing zones generally encompass a radius of three to five miles in metropolitan and suburban markets, depending primarily upon population density.

        In film licensing zones where we are the sole exhibitor, we obtain film licenses by selecting a film from among those films being offered and negotiating directly with the distributor. In zones where there is competition, a distributor will either allocate films among the exhibitors in the zone, or, on occasion, may require the exhibitors in the zone to bid for a film. When films are licensed under the allocation process, a distributor will select an exhibitor who then negotiates film rental terms directly with the distributor. We currently do not bid for films in any of our markets.

        Film Rental Fees.    Film licenses typically specify rental fees based on the higher of a gross receipts formula or a theatre admissions revenues formula. Under a gross receipts formula, the distributor receives a specified percentage of box office receipts, with the percentage declining over the term of the film's run. Under a theatre admissions revenues formula, the distributor receives a specified percentage of the excess of admissions revenues over a negotiated allowance for theatre expenses. Although not specifically contemplated by the provisions of film licenses, rental fees actually paid by us are in some circumstances adjusted subsequent to exhibition in relation to the commercial success of a film in a process known as "settlement."

        Duration of Film Licenses.    The duration of our film licenses are negotiated with our distributors on a case-by-case basis. The terms of our license agreements depend on performance of each film. Marketable movies that are expected to have high box office admission revenues will generally have longer license terms than movies with more uncertain performance and popularity.

        Relationship with Distributors.    Many distributors provide quality first-run movies to the motion picture exhibition industry. However, according to industry reports, ten distributors accounted for approximately 94% of admissions revenues and 49 of the top 50 grossing films during 2002. No single distributor dominates the market. We license films from each of the major distributors and believe that our relationships with these distributors are good. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and popularity of films that each one distributes.

CONCESSIONS

        In addition to box office admissions revenues, we generated approximately 27.8% of our total revenues from concessions sales during 2002. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by optimizing product mix, introducing special promotions from time to time and training employees to cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. Management negotiates directly with manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.

COMPETITION

        The motion picture industry is highly competitive. Motion picture exhibitors generally compete on the basis of the following competitive factors:

  •
  ability to secure favorable licensing terms;

  •
  seating capacity, location and reputation of their theatres;

  •
  quality of projection and sound systems at their theatres; and

  •
  ability and willingness to promote the films they are showing.

        Our competitors vary substantially in size, from small independent exhibitors to large national chains. As a result, our theatres are subject to varying degrees of competition in the regions in which they operate. Our competitors, including newly established motion picture exhibitors, may build new theatres or screens in areas in which we operate, which may result in increased competition and excess capacity in those areas. If this occurs, it may have an adverse effect on our business and results of operations.

        We also compete with other motion picture distribution channels, including home video, cable television, broadcast television and satellite and pay-per-view services. Other new technologies (such as video on demand) could also have an adverse effect on our business and results of operations. In addition, we compete for the public's leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theatre and restaurants.

        We believe that we have enhanced our operational flexibility and created competitive advantages over other major theatre operators who have not entered or completed a bankruptcy reorganization process.

MARKETING AND ADVERTISING

        Currently, film distributors organize and finance multimedia advertising campaigns for major film releases. To market our theatres, we utilize advertisements, including radio advertising, movie schedules published in newspapers and over the Internet informing our patrons of film selections and show times. Newspaper advertisements are typically displayed in a single grouping for all of our theatres located in a newspaper's circulation area. In some of our markets we employ special marketing programs for specific films and concessions items.

        In addition, we seek to develop patron loyalty through a number of marketing programs such as free summer children's film series, frequent moviegoer promotional programs, cross-promotional ticket redemptions and promotions within local communities. We currently offer these programs only in selected markets. We plan to use these programs in markets where we believe patron loyalty can be further enhanced, and we will continue to evaluate our markets on a case-by-case basis to determine the suitability of these programs in individual regions.

MANAGEMENT INFORMATION SYSTEMS

        We make extensive use of information technology in all areas of our business. We provide many ways for our customers to purchase tickets, ranging from the point of sale terminals in each theatre box office, to the self-service kiosks to Internet-based ticketing. We use our information technology systems to manage all aspects of our business. Our point of sale systems enable us to monitor cash transactions and detect fraud and inventory shrinkage, while capturing information about sales and attendance needed for film booking and settlement. Our scheduling systems support the coordination needed to properly allocate our auditoriums between film showings and Regal CineMeetings events while also ensuring that each movie audience views the intended set of advertisements and newspaper advertisements provide the correct show starting times. Our continuing investment in information technology has enabled our management team to operate our theatres efficiently.

SEASONALITY

        Our revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, studios release the most marketable motion pictures during the summer and the holiday season. The unexpected emergence of a hit film during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter. The seasonality of motion picture exhibition, however, has become less pronounced in recent years as studios have begun to release major motion pictures somewhat more evenly throughout the year.

EMPLOYEES

        As of December 26, 2002, we employed approximately 6,455 employees. Film projectionists at certain of the Company's theatres in the New York market are covered by two collective bargaining agreements. The Company considers its employee relations to be good.

REGULATION

        The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Consent decrees effectively require major film distributors to offer and license films to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, exhibitors cannot assure themselves of a supply of films by entering into long-term arrangements with major distributors, but must negotiate for licenses on a film-by-film and theatre-by-theatre basis.

        Our theatres must comply with Title III of the Americans with Disabilities Act of 1990 (the "ADA") to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, an award of damages to private litigants and additional capital expenditures to remedy such non-compliance. United Artists and several of its subsidiaries are subject to a consent decree arising from a lawsuit captioned Connie Arnold et. al. v. United Artists Theatre Circuit, Inc. et. al. Plaintiffs alleged nationwide violations with the ADA for failure to remove barriers to access at existing theatres in a timely manner. In 1996, the parties involved in the case entered into a settlement agreement in which United Artists agreed to remove physical barriers to access at its theatres prior to July 2001. In January 2001, the settlement agreement was amended to, among other things, extend the completion date for barrier removal to July 2006 and require minimum expenditures of $250,000 a year for barrier removal. We do not believe that this settlement will have a material impact on the Company.

        We believe that we are in substantial compliance with all current applicable regulations relating to accommodations for the disabled. We intend to comply with future regulations in this regard, and except as set forth above, we do not currently anticipate that compliance will require us to expend substantial funds. Our theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation requirements. We believe that we are in substantial compliance with all of such laws.

Item 2. PROPERTIES

        As of December 26, 2002, we operated 182 of our theatres pursuant to lease agreements and owned the land and buildings for 4 theatres. For a December 26, 2002 list of the states in which we operated theatres and the number of theatres and screens operated in each such state, see "Business—Theatre Operations" above. The majority of our leased theatres are subject to lease agreements with original terms of 20 years or more and, in most cases, renewal options for up to an additional 10 years. These leases provide for minimum annual rentals and the renewal options generally provide for rent increases. Some leases require, under specified conditions, further rental payments based on a percentage of revenues above specified amounts. A significant majority of the leases are net leases, which require us to pay the cost of insurance, taxes and a portion of the lessor's operating costs.

        Of the 186 owned and leased theatres, five theatres (11 screens) are held through a corporation that is owned 80% by UATC, and four theatres (44 screens) are held by two partnerships and one corporation, each owned 51% by UATC. The remaining owned and leased theatres are held directly by UATC or its wholly owned subsidiaries. The master leases for theatres associated with the 1995 Sale and Leaseback transaction involving 20 operating properties allows for the exchange and sale of obsolete theatres that are not part of the long-term business plan. Substitutions may be made under certain conditions, during certain time periods in the future. The managed theatres include two theatres (13 screens) located in the United States.

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

Item 3. LEGAL PROCEEDINGS

        UATC had a number of claims arising from its decision to file voluntary petitions for relief under Chapter 11 and to close theatre locations. The Company and its subsidiaries are also presently involved in various legal proceedings arising in the ordinary course of its business operations, including personal injury claims, employment and contractual matters and other disputes. The Company believes it has adequately provided for the settlement of such matters. Management believes any additional liability with respect to the above proceedings will not be material in the aggregate to the Company's consolidated financial position, results of operations or cash flows.

        On March 18, 2003, Reading International, Inc., Citadel Cinemas, Inc. and Sutton Hill Capital, LLC (collectively, the "Plaintiffs") filed a complaint and demand for jury trial in the United States District Court for the Southern District of New York against Oaktree Capital Management LLC, Onex Corporation, Regal, United Artists Theatre Company, United Artists Theatre Circuit, Inc., Loews Cineplex Entertainment Corporation, Columbia Pictures Industries, Inc., The Walt Disney Company, Universal Studios, Inc., Paramount Pictures Corporation, Metro-Goldwyn-Mayer Distribution Company, Fox Entertainment Group, Inc., Dreamworks LLC, Stephen Kaplan and Bruce Karsh (collectively, the "Defendants") alleging various violations by the Defendants of federal and state antitrust laws and New York common law. The Plaintiffs allege, among other things, that the consolidation of the theatre industry has adversely impacted their ability to release first-run industry-anticipated top-grossing commercial films, and are seeking, among other things, a declaration that the Defendants' conduct is in violation of antitrust laws, damages, and equitable relief enjoining Defendants from engaging in future anticompetitive conduct. Management believes that the allegations are without merit and intends to defend vigorously the Plaintiffs' claims.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of UATC's sole shareholder, the Parent, during the fourth quarter of fiscal year 2002.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        At March 26, 2003, UATC's common stock is held entirely by the Parent. There is no established market for the Company's common stock.

Item 6. SELECTED FINANCIAL DATA

        The following table presents selected historical financial data of UATC for the past five years. Effective March 2, 2001 UATC emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a reorganization plan that provided for the discharge of significant financial obligations. In accordance with AICPA Statement of Position 90-7, UATC adopted fresh start reporting whereby UATC's assets, liabilities and new capital structure were adjusted to reflect estimated fair values as of March 1, 2001. For the periods prior to March 2, 2001, the assets and liabilities of UATC and the related consolidated results of operations are referred to below as "Predecessor Company", and for periods subsequent to March 1, 2001, the assets and liabilities of UATC and the related consolidated results of operations are referred to as the "Reorganized Company." As a result of the above, the financial data of the Predecessor Company is not comparable to the financial data of the Reorganized Company. The following data should be read in conjunction with UATC's consolidated financial statements and management discussion and analysis (in millions, except operating data).

	Reorganized Company		Predecessor Company For the Fiscal Years Ended(1)
	Fifty-one weeks ended(2) December 26, 2002	Forty-four weeks ended January 3, 2002	Nine weeks ended March 1, 2001	2000	1999	1998
Summary of operations data:
Total operating revenue	$574.8	$471.3	$99.1	$549.8	$630.8	$661.7
Operating income (loss) from continuing operations	47.7	28.5	14.9	(24.0)	(48.2)	(4.2)
Net income (loss) available to common stockholder	14.5	3.8	228.8	(90.7)	(92.3)	(74.0)
Balance sheet data at period end:
Cash and cash equivalents	$57.0	$23.5	$7.5	$11.4	$16.0	$7.9
Total assets	412.6	402.6	438.4	447.1	534.3	568.2
Total debt(3)	262.5	248.6	452.5	447.5	446.6	376.5
Stockholder's equity (deficit)	85.3	54.0	(188.5)	(189.5)	(95.8)	19.3
Other financial Data
Cash flow provided by (used in) operating activities	$43.3	$38.7	$(2.2)	$4.6	$22.4	$55.1
Cash flow provided by (used in) investing activities	(36.7)	(8.8)	3.2	(3.0)	(43.5)	(120.7)
Cash flow provided by (used in) financing activities	26.9	(7.0)	1.6	(1.0)	29.2	62.9
Operating data(4):
Theatre locations	188	205	214	216	287	323
Screens	1,512	1,574	1,590	1,604	2,028	2,195
Average screens per location	8.0	7.7	7.4	7.4	7.0	6.8
Attendance (in millions)	64.1	54.7	12.0	66.7	80.9	89.5
Average ticket price	$6.09	$5.89	$5.76	$5.58	$5.35	$5.08
Average concessions per patron	2.49	2.38	2.24	2.32	2.15	2.11

(1)
Beginning in 1999, UATC changed its reporting period from the traditional calendar year to a fifty-two/fifty-three week presentation. The 2001 year contained 53 weeks and ended on January 3, 2002. The 2000 and 1999 years contained 52 weeks and ended on December 28 and December 30, respectively.

(2)
On April 12, 2002 Regal acquired United Artists and following the acquisition UATC changed its fiscal year, which used to end on the Thursday closest to December 31 each year, to conform to Regal's fiscal year. The Company's fiscal year now ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year. The new reporting period is also based on a calendar that coincides with film playweeks. This resulted in 2002 containing one-two less weeks of operating results as compared with the other years.

(3)
Total debt at December 28, 2000 and at March 1, 2001 includes $441.4 million of debt that is a liability subject to compromise as part of UATC's Chapter 11 Reorganization.

(4)
Theatre locations and screens represent the number of theatres and screens operated at the end of the period.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the consolidated financial statements of UATC and the notes thereto included elsewhere in this Form 10-K.

  Overview

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

        On March 2, 2001, the Reorganized Company (as defined in Note 1 to the financial statements included in Part II, Item 8, of this Form 10-K, which is incorporated by reference herein) adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). UATC's post-reorganization balance sheet and statement of operations, which reflect the application of fresh-start reporting, have not been prepared on a consistent basis with the pre-reorganization financial statements and are not comparable in all respects to the financial statements prior to the reorganization. For accounting purposes, the inception date of the Reorganized Company was deemed to be March 2, 2001. Due to the occurrence of the Effective Date on March 2, 2001 and the application of fresh-start reporting, UATC's 2001 statements of operations include information reflecting the forty-four weeks ended January 3, 2002, and the nine weeks ended March 1, 2001.

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

        On March 8, 2002, TAC entered into an agreement to exchange its controlling interest in United Artists for common stock of Regal Entertainment Group ("Regal"), resulting in Regal being the majority shareholder of United Artists. TAC also exchanged its ownership interests in two other theatre companies for common stock of Regal. The management of these three theatre companies was combined with management of the theatre operations based in Knoxville, Tennessee, while management of certain ancillary businesses is based in Centennial, Colorado. The exchange transaction was consummated on April 12, 2002.

        Following the exchange, UATC changed its fiscal year, which formerly ended on the Thursday closest to December 31 each year, to conform to Regal's fiscal year. The company's fiscal year now ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year. The new reporting period is also based on a calendar that coincides with film playweeks. This resulted in the fiscal year 2002 containing two less weeks of operating results compared to the fiscal year 2001 and one less week of operating results compared to fiscal year 2000.

  Critical Accounting Policies

        Our significant accounting policies are described in Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K. Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. The Company evaluates and modifies such estimates and assumptions on an ongoing basis, including but not limited to those related to film costs, property and equipment, income taxes and reorganization and purchase accounting. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company's reported and expected results.

        The Company believes the following accounting policies are critical to its business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

  •
  The Company estimates its film cost expense and related film cost payable based on management's best estimate of the ultimate settlement of the film costs with the distributors. Film costs and the related film costs payable are adjusted to the final film settlement in the period that the Company settles with the distributors. Actual film costs and film costs payable could differ from those estimates.

  •
  We depreciate and amortize the components of our property and equipment on a straight-line basis over the estimated useful lives of the assets. The estimates of the assets' useful lives require our judgment and our knowledge of the assets being depreciated and amortized. When necessary, the assets' useful lives are revised and the impact on depreciation and amortization is recognized on a prospective basis. Actual values could differ materially from these estimates. In addition, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. When the future undiscounted cash flows of the operations to which the assets relate do not exceed the carrying value of the asset, such assets are written down to fair value.

  •
  The Company adopted SFAS 142, "Goodwill and Other Intangible Assets" in 2002. SFAS 142 specifies that goodwill and indefinite-lived intangible assets will no longer be amortized but instead will be subject to an annual impairment test. Based on an impairment test conducted during the fourth quarter of 2002, the Company was not required to record a charge for goodwill impairment. The Company will perform a fourth-quarter goodwill impairment test on an annual basis. In assessing the recoverability of the goodwill, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods.

  •
  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. In addition, income tax rules and regulations are subject to interpretation and require judgment by the Company and may be challenged by the tax authorities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance if it is deemed more likely than not, that its deferred income tax assets will not be realized. The Company expects that certain deferred income tax assets are not more likely than not to be recovered and therefore, has set up a valuation allowance. The Company reassesses its need for such allowance on an ongoing basis. Should the Company realize certain tax assets with a valuation allowance that relate to pre-acquisition periods, goodwill would be reduced. The Company believes that its provision for income taxes is adequate pertaining to any assessments from the tax authorities.

  •
  We applied the principles of purchase and reorganization accounting when recording the acquisition of controlling equity interest by TAC and the exchange of stock for minority interests and the emergence from bankruptcy of the Company. These accounting principles require that we estimate the fair value of the individual assets and liabilities including estimates of bankruptcy-related claims. The valuation of the fair value of the assets and liabilities involves a number of judgments and estimates that could differ materially from actual amounts.

  Basis of Presentation

        In order to provide a meaningful basis of comparing the fifty-one and fifty-three weeks ended December 26, 2002 and January 3, 2002, respectively, for purposes of the following tables and discussion, the operating results of the Reorganized Company for the forty-four weeks ended January 3, 2002 have been combined with the operating results of Predecessor Company for the nine weeks ended March 1, 2001 (collectively referred to as "Combined Company") and are compared to the fifty-one weeks ended December 26, 2002 and the fifty-two weeks ended December 28, 2000. Depreciation, amortization, and certain other line items included in the operating results of the Combined Company are not comparable between periods as the nine weeks ended March 1, 2001 and the fifty-two weeks ended December 28, 2000 of the Predecessor Company do not include the effect of fresh-start reporting adjustments. The combining of reorganized and predecessor periods is not acceptable under accounting principles generally accepted in the United States of America.

        The following discussion and analysis of UATC's financial condition and results of operations should be read in conjunction with UATC's Consolidated Financial Statements and related notes thereto.

        The Company generates revenues primarily from admissions and concession sales. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of the Company's theatres, vendor marketing programs and on-screen advertisements and rental of theatres for business meetings and other events generated by Regal CineMedia, which is an affiliate of UATC. Direct theatre costs include film rental and advertising costs, costs of concessions and theatre operating expenses. Film rental costs depend on the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film is in exhibition. Because the Company purchases certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Theatre operating expenses consist primarily of theatre labor and occupancy costs.

Results of Operations for the fiscal years ended December 26, 2002, January 3, 2002 and December 28, 2000

        The following table sets forth for the fiscal periods indicating the percentage of total revenues represented by the specified items included in UATC's statements of operations:

	Reorganized Company	Combined Company	Predecessor Company
	December 26, 2002	January 3, 2002	December 28, 2000
Revenues:
Admissions	68.0%	68.6%	67.7%
Concessions	27.8	27.5	28.1
Other operating revenues	4.2	3.9	4.2

Total revenues	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	36.5	37.8	37.2
Cost of concessions	3.9	3.1	3.3
Theatre operating expenses	41.1	41.2	44.7
General and administrative	4.1	3.5	3.9
Depreciation and amortization	4.7	7.0	7.7
Loss (gain) on disposal and impairments of operating assets	0.7	(0.3)	6.4
Restructure costs	0.8	—	1.1

Total operating expenses	91.8	92.3	104.3

Operating income (loss)	8.2%	7.6%	(4.4)%

  Total Revenues

        The following table summarizes revenues and revenue-related data for the fiscal years ended 2002, 2001 and 2000 (in millions, except averages):

	Reorganized Company	Combined Company	Predecessor Company
	2002	2001	2000
Admissions	$390.8	$391.3	$372.4
Concessions	159.7	157.0	154.6
Other operating revenues	24.3	22.1	22.8

Total revenues	$574.8	$570.4	$549.8

Attendance	64.1	66.7	66.7
Average ticket price	$6.09	$5.87	$5.58
Average concessions per patron	2.49	2.35	2.32

        Admissions.    Total admissions revenues decreased $0.5 million, or 0.1%, to $390.8 million, for the fiscal year 2002 from $391.3 million for the fiscal year 2001, which increased $18.9 million, or 5.1%, from $372.4 million, for the fiscal year 2000. The decrease in admissions revenues in 2002 compared to 2001 was primarily attributable to a 3.9% decrease in attendance, partially offset by a 3.8% increase in the average ticket price. The decrease in attendance during 2002 was due to the absence of two weeks of operating results during 2002 compared to 2001 along with the closure of under performing theatres during the fiscal year 2002. The increase in admissions revenues in 2001 compared to 2000 was primarily attributable to a 5.2% increase in average ticket prices.

        Concessions.    Total concessions revenues increased $2.7 million, or 1.7%, to $159.7 million for the fiscal year 2002, from $157.0 million for the fiscal year 2001, which increased $2.4 million, or 1.6%, from $154.6 million for the fiscal year 2000. The increase in concessions revenues in 2002 compared to 2001 was primarily due to a 6.0% increase in the average concession sale per patron, partially offset by the absence of two weeks of operating results during 2002 compared to 2001 along with the closure of under performing theatres during the fiscal year 2002. The increase in concession revenues in 2001 compared to 2000 was primarily due to a 1.3% increase in the average concession sale per patron.

        Other Operating Revenues.    Total other operating revenues increased $2.2 million, or 10.0%, to $24.3 million for the fiscal year 2002, from $22.1 million for the fiscal year 2001, which decreased $0.7 million, or 3.1%, from $22.8 million for the fiscal year 2000. The increase in other operating revenues in 2002 compared to 2001 was primarily due to the classification of certain vendor programs as other operating revenues, partially offset by the absence of two weeks of operating results during 2002 compared to 2001. The decrease in other operating revenues in 2001 compared to 2000 was primarily due to the closure of under-performing theatres during 2001.

Operating Expenses

        The following table summarizes direct theatre costs for fiscal years 2002, 2001 and 2000 (dollars in millions):

	Reorganized Company 2002		Combined Company 2001		Predecessor Company 2000
	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	$209.5	53.6%	$215.5	55.1%	$204.9	55.0%
Cost of concessions(2)	22.1	13.8%	17.9	11.4%	18.0	11.6%
Other theatre operating expenses(3)	236.3	41.1%	235.5	41.2%	245.8	44.7%

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

        Film Rental and Advertising Costs.    Film rental and advertising costs decreased $6.0 million, or 2.8%, to $209.5 million for the fiscal year 2002, from $215.5 million for the fiscal year 2001, which increased $10.6 million, or 5.2% from $204.9 million for the fiscal year 2000. Film rental and advertising costs as a percentage of admissions revenue decreased to 53.6% in 2002 from 55.1% in 2001. The decrease in film rental and advertising costs as a percentage of admissions revenue during 2002 was primarily attributable to a decline in advertising costs resulting from the savings realized through the integration of the three theatre circuits during 2002. Film rental and advertising costs as a percentage of admissions revenue increased to 55.1% in 2001 from 55.0% in 2000. During 2001, a slight increase from 2000 in film rental costs as a percentage of admissions revenue was nearly offset by a decrease in advertising costs as a percentage of admissions revenue, thus resulting in film rental and advertising costs as a percentage of admission revenue increasing by 0.1%.

        Cost of Concessions.    Cost of concessions increased $4.2 million, or 23.5%, to $22.1 million for the fiscal year 2002, from $17.9 million for the fiscal year 2001, which decreased $0.1 million or 0.6% from $18.0 million for the fiscal year 2000. Cost of concessions as a percentage of concessions revenue increased to 13.8% in 2002 as compared to 11.4% in 2001. The increase in concession costs as a percentage of concession revenue during 2002 was primarily due to a change in concession contracts in the second quarter of 2002 related to certain concession vendor programs that are classified on the income statement as other operating revenue rather than a reduction of concession costs. Cost of concessions as a percentage of concessions revenues decreased to 11.4% in 2001 as compared to 11.6% in 2000. The decreases in concession costs as a percentage of concessions revenue during 2001 was primarily due to purchasing cost reductions, reduced concession promotional costs and increased rebates from certain concession vendors.

        Other Theatre Operating Expenses.    Other theatre operating expenses increased $0.8 million, or 0.3%, to $236.3 million for the fiscal year 2002 from $235.5 million for the fiscal year 2001, which decreased $10.3 million, or 4.2% from $245.8 million for the fiscal year 2000. Other theatre operating expenses as a percentage of total revenue decreased to 41.1% in 2002 from 41.2% during 2001. Other theatre operating expenses as a percentage of total revenues decreased to 41.2% in 2001 from 44.7% during 2000. The decreases in other theatre operating expenses as a percentage of total revenue during 2001 was primarily due to the sale, closure or rejection of under-performing theatres and a reduction in other controllable costs.

Sale and Leaseback Rentals

        Sale and leaseback expense remained consistent for fiscal year 2002 and fiscal year 2001 at $18.2 million, which decreased $0.3 million, or 1.6% from $18.5 million for the fiscal year 2000.

General and Administrative Expenses

        General and administrative expenses increased $3.6 million, or 18.1%, to $23.5 million for the fiscal year 2002, from $19.9 million for the fiscal year 2001, which decreased $1.4 million, or 6.6% from $21.3 million for the fiscal year 2000. Included in general and administrative expenses for 2002 are management fee costs to Regal Cinemas Inc. associated with the management agreement between Regal Cinemas Inc. and UATC under which Regal Cinemas manages the theatre operations of UATC. As a percentage of total revenues, general and administrative expenses increased to 4.1% in 2002 from 3.5% in 2001. The increase in general and administrative expenses during 2002 was primarily due to additional professional fees incurred during 2002 and other temporary administrative costs associated with the integration of UATC into Regal. As a percentage of total revenues, general and administrative expenses decreased to 3.5% in 2001 from 3.9% in 2000. The decrease in general and administrative expenses during 2001 was primarily due to the elimination of four district offices during late 2000, a reduction in the number of corporate personnel, and other expense efficiency measures.

Depreciation and Amortization

        Depreciation and amortization expenses decreased $13.2 million, or 32.8%, to $27.0 million for the fiscal year 2002, from $40.2 million for the fiscal year 2001 which decreased $2.2 million or 5.2% from $42.4 million for the fiscal year 2000. The 2002 decrease was primarily due to the adoption as of January 4, 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets," which resulted in UATC no longer amortizing the reorganization value in excess of identifiable assets during 2002. The 2001 decrease was primarily due to the closures of under-performing theatres along with the effect of the revaluation of assets resulting from the application of fresh-start accounting during fiscal year 2001.

Loss (Gain) on Disposal and Impairment of Operating Assets

        The Company evaluates assets for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, the Company recognizes an impairment charge in the amount by which the carrying value of the assets exceeds their fair market value. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose. The Company also sold properties relating to under-performing theatres and other non-theatre real estate, along with equipment from closed theatres that could not be used at other locations. UATC recorded a loss (gain) on the disposal and impairment of operating assets of $4.0 million, ($2.0) million and $35.4 million for the fiscal years 2002, 2001 and 2000 respectively. Included in the loss on the disposal and impairment of operating assets for fiscal year 2000 were lease exit costs of $11.3 million related to under-performing and non-strategic theatres.

Restructure Costs

        Restructure costs relate to the Company's restructuring and severance plan charges associated with the combination of the Company with two other theatre companies also controlled by Regal. For the fiscal year 2002 a total of $2.9 million was recorded as restructuring costs. This amount includes $2.0 million of termination benefits of which $1.6 million has been paid out to employees through December 26, 2002. Also included in this amount is $0.1 million related to estimated lease termination costs and $0.8 million related to legal and professional fees. During fiscal year 2002, amortization of deferred stock compensation of $1.8 million was recorded.

Operating Income

        Operating income increased by $4.3 million to $47.7 million for the fiscal year 2002, from $43.4 million for the fiscal year 2001, which increased $67.4 million from a loss of $24.0 million for fiscal year 2000. Operating income as a percentage of total revenues increased to 8.3% for the fiscal year 2002 from 7.6% for the fiscal year 2001. Operating loss as a percentage of total revenues was 4.4% for the fiscal year 2000. The increase in operating income in 2002 was primarily attributable to the decrease in depreciation and amortization costs during 2002, partially offset by the absence of two weeks of operating results from 2002 as compared to 2001. The increase in operating income in 2001 was primarily attributable to the growth in total revenues along with a decrease in depreciation and amortization costs during 2001 and the amount recorded in 2000 for the disposal and impairment of operating assets related to under-performing theatres.

Interest, Net

        Interest, net, decreased $4.0 million, or 16.7%, to $20.0 million for the fiscal year 2002 from $24.0 million for the fiscal year 2001, which decreased $19.6 million or 45.0% from $43.6 million for the fiscal year 2000. The decrease in interest expense for 2002 and 2001 were primarily due to a lower average debt balance resulting from the completion of the Chapter 11 reorganization, along with lower outstanding interest rates.

Reorganization Items

        Costs associated with the Company's reorganization through the Chapter 11 Cases incurred subsequent to the Petition Date and prior to the Effective Date are classified as reorganization items. As part of the Company's application of fresh-start accounting, an adjustment was recorded to reorganization costs based on the adjustment of assets and liabilities to fair value. For the nine weeks ended March 1, 2001, the Company recorded reorganization costs, including professional fees and asset impairments, of $33.3 million. The Company incurred $18.2 million in reorganization costs during fiscal 2000. This amount consisted of $4.9 million in professional fees related to the Chapter 11 Cases, a $9.1 million write off of deferred loan costs related to debt that was classified as liabilities subject to compromise and was restructured as part of the reorganization, non-cash provisions for asset impairments of $3.8 million, and other miscellaneous costs of $0.4 million.

Income Taxes

        Income taxes increased $7.7 million to a provision of $11.3 million for the fiscal year 2002 from $3.6 million for the fiscal year 2001, which increased $2.9 million from a provision of $0.7 million for fiscal year 2000. Prior to UATC emerging from Chapter 11 on March 2, 2001, UATC had minimal income tax expense due to the Company's ability to utilize NOL carryforwards for the pre-emergence period. The increase in income taxes in 2002 and 2001 was primarily due to UATC's improved operating results and the non-deductible nature of certain of UATC's reorganization costs. Furthermore, the Company has recorded a valuation allowance against deferred tax assets for the years ended December 26, 2002 and January 2, 2002, totaling $53.5 million and $63.8 million, respectively, against pre-acquisition deferred tax assets of UATC. The reduction in valuation allowance for 2002 reduced goodwill related to the acquisition of UATC rather than current period tax expense. Future reductions in the valuation allowance also will reduce goodwill related to the acquisition of UATC.

Extraordinary Item

        As part of the payoff of UATC'S Term Facility and revolving credit facility during May 2002, deferred loan costs of $1.4 million were written off during the fiscal year 2002. As part of the Company's reorganization through the Chapter 11 cases an extraordinary gain of $187.6 million was recorded in 2001 for the discharge of obligations subject to compromise for less than the recorded amounts.

Liquidity and Capital Resources

        The Company's revenues are generally collected in cash through admissions and concessions revenues. The Company's operating expenses are primarily related to film and advertising costs, rent and occupancy, and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues and the cost of the Company's concessions are generally paid to vendors approximately 30 days from purchase. The Company's revenues are primarily cash transactions from admissions and concessions. The Company's current liabilities, however, generally include items that will become due within twelve months and, as a result, at any given time, the Company's balance sheet is likely to reflect a working capital deficit.

        The Company funds the cost of its capital expenditures through internally generated cash flow and cash on hand. The Company's capital requirements have historically arisen principally in connection with new theatre openings, adding new screens to existing theatres, upgrading the Company's theatre facilities and replacing equipment. The Company intends to continue to grow its theatre circuit through selective expansion. The Company currently expects capital expenditures for theatre development, expansion, upgrading, maintenance and replacements to approximate $25 million in 2003. During the year ended December 26, 2002, the Company invested $22.5 million in the completion of one new theatre and the renovation and expansion of five theatres in UATC's key markets.

        As part of the Company's bankruptcy restructuring, debt was reduced from approximately $439.7 million under the Pre-Petition Credit Facility to approximately $252.1 million under the Term Facility. During fiscal year 2002 a portion of the proceeds from the public offering of Regal were loaned to the Parent by Regal and loaned in turn to the Company to repay the Company's Term Facility. This debt was replaced by a note payable to the Parent, which is obligated under a substantially similar note payable to Regal. The note bears interest at a rate of 9.375% and matures in December of 2006.

Contractual Cash Obligations

        The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases. As of December 26, 2002, the Company's estimated contractual cash obligations over the next several years are as follows (amounts in millions):

Contractual cash obligations	Total	Current	2-3 years	4-5 years	After 5 years
Long-term debt	$259.9	$0.4	$1.4	$258.1	$—
Capital lease obligations	2.6	0.1	0.2	0.3	2.0
Operating leases	1,016.4	73.7	146.1	142.0	654.6

Total contractual cash obligations	$1,278.9	$74.2	$147.7	$400.4	$656.6

  United Artists Leveraged Sale and Leaseback

        In December 1995, UATC entered into a sale and leaseback transaction whereby the land and buildings underlying 27 of its operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. The transaction requires

UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. Several of its properties included in the sale and leaseback transaction have been determined by UATC to be economically obsolete for theatre use. As of December 26, 2002, 27 theatres were subject to the sale leaseback transaction. UATC amended the lease on March 7, 2001 to allow UATC to terminate the master lease with respect to the obsolete properties, to allow the owner trustee to sell those properties and pay down the underlying debt (at a discount to par through September 2002 and par thereafter) and to reduce the amount of rent paid by UATC on the lease. Included in the 2001 amendment is a $35.0 million cap on the ability to sell properties. Through December 26, 2002 approximately $12.1 million of this cap has been utilized through theatre sales. Five additional properties which are no longer operational and are being marketed for sale. The Company evaluates the remaining theatres on an ongoing basis. Approximately $87.5 million in principal amount of pass-through certificates were outstanding as of December 26, 2002.

        In connection with the 1995 sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and the ability to pay dividends.

        In November 1996, UATC entered into a sale and leaseback transaction, pursuant to which UATC sold three of its operating theatres and two theatres under development to an unaffiliated third party for approximately $21.5 million and leased back those theatres pursuant to a lease that terminates in 2017. The lease provides UATC with an option to extend the term of the lease for an additional 10 years. Two of the theatres have been determined by UATC to be economically obsolete and are no longer in operation.

        In December 1997, UATC entered into a sale and leaseback transaction, pursuant to which UATC sold two theatres under development and leased them back from an unaffiliated third party for approximately $18.1 million. Approximately $9.2 million of the sales proceeds were paid to UATC during 1999 for reimbursement of some construction costs associated with the two theatres. The lease has a term of 22 years with options to extend the term of the lease for an additional 10 years.

        During 1999, UATC entered into a sale and leaseback transaction on one existing theatre. Proceeds were received in the amount of $5.4 million by UATC during 1999. The lease has a term of 20 years, with an option to extend the term of the lease for up to 20 additional years.

        The Company believes that the amount of cash and cash equivalents on hand and cash flow expected from operations will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for at least 12 months.

  Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations," and primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustment to its cost. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting) and supersedes APB 17, "Intangible Assets." The most significant changes made by SFAS No. 141 involve the requirement to use the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method along with the establishment of new criteria for determining whether the Company should recognize intangible assets acquired in a business combination separately from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's financial position or results of operations.

        Pursuant to SFAS No. 142, the Company no longer amortizes goodwill, reorganizational value in excess of amounts allocated to identifiable assets or indefinite lived intangible assets, and will test for impairment at least annually at the reporting unit level. Other long-lived assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," issued in August 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets, including excess reorganization value, recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption. Amortization relating to goodwill and excess reorganization value was $9.6 million and $0.7 million for the forty-four weeks ended January 3, 2002 and the nine weeks ended March 1, 2001, respectively. The Company's initial and annual goodwill impairment tests for fiscal 2002 indicated that the fair value of its reporting units exceeded the goodwill carrying value and therefore, at this time, goodwill is not deemed to be impaired.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of the fair value of obligations associated with the retirement of long-lived assets when there is a legal obligation to incur such costs. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides clarifications of certain implementation issues with SFAS No. 121 along with additional guidance on the accounting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB 30, "Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that entities measure long-lived assets that are to be disposed of by sale at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) the entity can distinguish from the rest of the entity and (2) the entity will eliminate from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 in the first quarter of 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including the rescission of Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. The provisions of SFAS No. 145 related to the rescission of Statement 4 is effective for fiscal years beginning after May 15, 2002.

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

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the interpretation are required to be initially recorded at fair value, which is different from general current practice of recognition of a liability only when loss is probable and reasonably estimable, as prescribed in SFAS No. 5, "Accounting for Contingencies." The interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The adoption of this interpretation is not expected to have a material impact on the Company's financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51." This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses and receives a majority of its expected residual returns. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The Company is evaluating the impact of adopting this interpretation.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No.148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to SFAS No. 123's fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions are applicable to all companies with stock-based employee compensation, regardless of whether they account for such compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company has elected to continue the intrinsic value method of accounting for its Parent's employee stock options in accordance with APB Opinion No. 25 and as a result, the adoption of SFAS No. 148 did not have a material impact on the Company's financial position or results of operations.

  Quarterly Results

        The following tables set forth selected unaudited quarterly results for the eight quarters ending December 26, 2002. The quarterly financial data as of each period presented below have been derived from UATC's unaudited consolidated financial statements for those periods. Results for these periods are not necessarily indicative of results for the full year. The quarterly financial data should be read in conjunction with the consolidated financial statements of UATC and notes thereto included in Item 8—Financial Statements and Supplemental Data.

	Dec. 26, 2002	Sept. 26, 2002	June 27, 2002	Mar. 28, 2002	Jan. 3, 2002	Sept. 27, 2001	June 28, 2001	Mar. 29, 2001 *
	In millions
Total revenues	$139.1	$151.7	$160.1	$123.9	$154.8	$158.6	$128.5	$128.5
Operating income	3.6	16.3	21.8	6.0	13.2	13.1	6.2	10.9
Net income (loss)	0.5	5.5	7.5	1.0	5.2	6.2	(0.8)	222.0

*
The quarter ended March 29, 2001 includes the combination of the pre and post bankruptcy results.

  Inflation

        The Company does not believe that inflation has had a material impact on its financial position or results of operations.

  Seasonality

        The Company's revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, studios release the most marketable motion pictures during the summer and the holiday seasons. The unexpected emergence of a "hit" film during other periods can alter the traditional pattern. The timing of movie releases can have a significant effect on the Company's results of operations, and the results of one quarter are not necessarily indicative of the results for the next or any other quarter. The seasonality of motion picture exhibition, however, has become less pronounced in recent years as studios have begun to release major motion pictures somewhat more evenly throughout the year.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        UATC's market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. As described in Note 5 to the financial statements included in Part II, Item 8, of this Form 10-K, which is incorporated by reference herein, the United Artists Term Facility was repaid in connection with Regal's May 2002 initial public offering. As of December 26, 2002, the Company maintained no debt obligations bearing floating interest rates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors
United Artists Theatre Circuit, Inc.:

        We have audited the accompanying consolidated balance sheets of United Artists Theatre Circuit, Inc. and subsidiaries as of December 26, 2002 and January 3, 2002 ("Reorganized Company"), and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 26, 2002 and the forty-four weeks ended January 3, 2002 (Reorganized Period) and for the nine weeks ended March 1, 2001 and for the year ended December 28, 2000 (Predecessor Periods). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Artists Theatre Circuit, Inc. and subsidiaries as of December 26, 2002 and January 3, 2002 (Reorganized Company), and the results of their operations and their cash flows for the year ended December 26, 2002 and the forty-four weeks ended January 3, 2002 (Reorganized Periods) and for the nine weeks ended March 1, 2001 and for the year ended December 28, 2000 (Predecessor Periods), in conformity with accounting principles generally accepted in the United States of America.

        As described in Note 1 and 2 to the consolidated financial statements, effective March 1, 2001, the Company emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a reorganization plan, which was confirmed by the Bankruptcy Court on January 22, 2001. In accordance with AICPA Statement of Position 90-7, the Company adopted fresh start reporting whereby its assets, liabilities and new capital structure were adjusted to reflect estimated fair values as of March 1, 2001. As a result, the consolidated financial statements for the periods subsequent to March 1, 2001 reflect the Reorganized Company's new basis of accounting and are not comparable to the Predecessor Company's pre-reorganization consolidated financial statements.

        As discussed in Note 2 to the accompanying consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets during the year ended December 26, 2002.

/s/ KPMG LLP

Nashville, Tennessee
January 24, 2003

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in millions, except share data)

	Reorganized Company
	December 26, 2002	January 3, 2002
Assets
Current assets:
Cash and cash equivalents	$57.0	$23.5
Receivables, net	11.5	8.4
Prepaid expenses, concession inventory and other	10.0	21.8

Total current assets	78.5	53.7
Investments and related receivables	2.5	2.5
Assets held for sale	—	0.8
Property and equipment, at cost:
Land	10.5	10.5
Theatre buildings, equipment and other	248.2	228.8

	258.7	239.3
Less accumulated depreciation and amortization	(45.6)	(24.1)

	213.1	215.2
Goodwill and intangible assets	116.8	127.4
Other assets, net	1.7	3.0

	$412.6	$402.6

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$31.2	$53.1
Accrued and other liabilities	21.5	30.7
Current portion of long-term debt (note 5)	0.5	3.0

Total current liabilities	53.2	86.8
Other liabilities	8.3	11.0
Long-term debt (note 5)	7.3	245.6
Deferred income taxes (note 9)	1.0	0.7
Note payable to affiliate including accrued interest (note 5)	254.7	—

Total liabilities	324.5	344.1
Minority interests in equity of consolidated subsidiaries	2.8	4.5
Stockholder's equity (note 6 and 11)
Preferred stock (authorized shares 5.0 million, no shares issued and outstanding)	—	—
Common stock (authorized shares 1,000; 100 shares issued and outstanding $1.00 par value)	—	—
Additional paid-in capital	103.8	97.9
Retained earnings	18.3	3.8
Related party receivables (note 6)	(36.8)	(47.7)

Total stockholder's equity	85.3	54.0

	$412.6	$402.6

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

(Amounts in Millions)

	Reorganized Company
			Predecessor Company
	Fifty-One Weeks Ended December 26, 2002	Forty-Four Weeks Ended January 3, 2002
			Nine Weeks Ended March 1, 2001	Fiscal Year Ended December 28, 2000
Revenue:
Admissions	$390.8	$322.2	$69.1	$372.4
Concession sales	159.7	130.1	26.9	154.6
Other operating revenue	24.3	19.0	3.1	22.8

Total operating revenue	574.8	471.3	99.1	549.8

Costs and expenses:
Film rental and advertising expenses	209.5	179.3	36.2	204.9
Cost of concessions	22.1	14.8	3.1	18.0
Other operating expenses	218.1	181.5	35.8	227.3
Sale and leaseback rentals (note 8)	18.2	15.2	3.0	18.5
General and administrative	23.5	16.7	3.2	21.3
Depreciation and amortization	27.0	33.8	6.4	42.4
Loss (gain) on disposal and impairment of operating assets	4.0	1.5	(3.5)	35.4
Restructure costs and amortization of deferred stock compensation	4.7	—	—	6.0

	527.1	442.8	84.2	573.8

Operating income (loss) from continuing operations	47.7	28.5	14.9	(24.0)
Other income (expense):
Interest, net (note 5)	(20.0)	(18.1)	(5.9)	(43.6)
Minority interests in earnings of consolidated subsidiaries	0.5	(0.1)	(1.0)	(2.0)
Other, net	(1.0)	(2.9)	(0.1)	(2.2)

	(20.5)	(21.1)	(7.0)	(47.8)

Income (loss) before reorganization items, income tax expense and extraordinary items	27.2	7.4	7.9	(71.8)
Reorganization items (note 1)	—	—	33.3	(18.2)

Income (loss) before income tax expense and extraordinary item	27.2	7.4	41.2	(90.0)
Income tax expense (note 9)	(11.3)	(3.6)	—	(0.7)

Income (loss) before extraordinary items	15.9	3.8	41.2	(90.7)
Extraordinary item, net of income taxes (note 1)	(1.4)	—	187.6	—

Net income (loss)	$14.5	$3.8	$228.8	$(90.7)

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Consolidated Statement of Stockholder's Equity (Deficit)
(Amounts in Millions)

	Preferred stock	Common stock	Additional paid-in capital	Deferred stock compensation	Retained earnings/ (accumulated deficit)	Accumulated other comprehensive income	Intercompany and Related party receivable	Total stockholder's equity (deficit)
Balance at December 30, 1999	$—	$—	$291.2	$—	$(387.6)	$1.6	$(1.0)	$(95.8)
Dividend to parent	—	—	(1.3)	—	—	—	—	(1.3)
Net change in intercompany account	—	—	—	—	—	—	(0.1)	(0.1)
Net loss and comprehensive loss	—	—	—	—	(90.7)	—	—	(90.7)
Realized holding gain	—	—	—	—	—	(1.6)	—	(1.6)

Balance at December 28, 2000	—	—	289.9	—	(478.3)	—	(1.1)	(189.5)
Net income and comprehensive income	—	—	—	—	228.8	—	—	228.8
Adjustment to Predecessor equity accounts in connection with fresh-start reporting	—	—	(289.9)	—	249.5	—	(61.6)	(102.0)
Issuance of new equity in Reorganized Company	—	—	97.9	—	—	—	—	97.9

4
Balance at March 2, 2001	—	—	97.9	—	—	—	(62.7)	35.2
Net income and comprehensive income	—	—	—	—	3.8	—	—	3.8
Change in related party receivable	—	—	—	—	—	—	15.0	15.0

Balance at January 3, 2002	—	—	97.9	—	3.8	—	(47.7)	54.0
Net income and comprehensive income	—	—	—	—	14.5	—	—	14.5
Exchange of common stock of United Artists for common stock of Regal Entertainment Group	—	—	13.2	(10.3)	—	—	—	2.9
Stock compensation charge	—	—	—	1.8	—	—	—	1.8
Tax benefit from exercise of options	—	—	1.2	—	—	—	—	1.2
Change in related party receivable	—	—	—	—	—	—	10.9	10.9

Balance at December 26, 2002	$—	$—	$112.3	$(8.5)	$18.3	$—	$(36.8)	$85.3

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Amounts in Millions)

	Reorganized Company		Predecessor Company
	Fifty-One Weeks December 26, 2002	Forty-Four Weeks January 3, 2002	Nine Weeks Ended March 1, 2001	Fiscal Year Ended December 28, 2000
Net income (loss)	$14.5	$3.8	$228.8	$(90.7)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Non-cash expense associated with discontinued operations	—	—	—	(0.2)
Effect of leases with escalating minimum annual rentals	2.6	3.1	0.6	4.7
Depreciation and amortization	27.0	33.8	6.4	42.4
Amortization of deferred stock compensation	1.8	—	—	—
Reorganization items	—	—	(33.3)	18.2
Loss (gain) on disposal and impairment	4.0	1.5	(3.5)	35.4
Minority interests in earnings of consolidated subsidiaries	(0.5)	0.1	1.1	2.0
Early lease termination payments	—	—	—	(0.5)
Extraordinary loss (gain) on extinguishment of debt	1.4	—	(187.6)	—
Deferred income taxes	7.1	—	—	—
Change in assets and liabilities:
Receivables	4.2	(4.0)	2.2	(1.2)
Prepaid expenses and concession inventory	11.8	(4.7)	(3.8)	3.7
Other assets	—	(0.3)	(0.1)	(0.9)
Accounts payable	(24.0)	(0.6)	(10.6)	(2.5)
Accrued and other liabilities	(6.6)	6.0	(2.4)	(5.8)

Net cash provided by (used in) operating activities	43.3	38.7	(2.2)	4.6

Cash flow from investing activities:
Capital expenditures	(29.2)	(12.6)	(0.1)	(18.0)
Proceeds from disposition of assets, net	1.1	2.2	4.5	11.6
Change in investments and receivables, net	—	—	—	4.1
Increase in Reimbursable construction advances	(7.3)	—	—	—
Other, net	(1.3)	1.6	(1.2)	(0.7)

Net cash provided by (used in) investing activities	(36.7)	(8.8)	3.2	(3.0)

Cash flow from financing activities:
Dividend to parent	—	—	—	(1.3)
Debt borrowings	254.7	68.0	22.5	27.0
Debt repayments	(240.0)	(87.2)	(16.8)	(26.1)
Increase (decrease) in cash overdraft	2.1	(1.5)	(3.1)	(0.1)
Decrease (increase) in related party receivables	10.9	15.0	(1.0)	—
Other, net	(0.8)	(1.3)	—	(0.5)

Net cash provided by (used in) financing activities	26.9	(7.0)	1.6	(1.0)

Net cash used in reorganization items	—	(6.4)	(7.0)	(5.2)

Net increase (decrease) in cash and cash equivalents	33.5	16.5	(4.4)	(4.6)
Cash and cash equivalents:
Beginning of period	23.5	7.0	11.4	16.0

End of period	$57.0	$23.5	$7.0	$11.4

Supplemental cash flow information:
Cash paid for interest	$6.3	$16.1	$7.9	$48.8

Cash paid for income tax	$7.6	$0.1	$—	$0.6

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 26, 2002

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

        Reorganization items (expenses) recorded by the Predecessor Company during the nine weeks ended March 1, 2001 and the fifty-two weeks ended December 28, 2000 consisted of the following (amounts in millions):

	March 1, 2001	December 28, 2000
Adjustments of assets and liabilities to fair value	$40.2	$—
Professional fees	(6.4)	(4.9)
Asset impairments	(0.4)	(3.8)
Deferred loan costs	—	(9.1)
Other	(0.1)	(0.4)

	$33.3	$(18.2)

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

        The effects of the reorganization and fresh-start reporting on UATC's balance sheet as of March 2, 2001 are as follows (in millions):

	Predecessor Company	(a)	(b)	(c)	Reorganized Company
	March 2, 2001	Discharge of debt	Settlement with Stockholders	Fresh-Start	March 2, 2001
Assets
Current assets:
Cash and cash equivalents	$7.5	$—	$—	$(0.5)	$7.0
Receivables, net
Notes	1.5	—	—	—	1.5
Other	4.5	—	—	—	4.5

	6.0	—	—	—	6.0
Prepaid expenses and concession inventory	16.5	—	—	(0.6)	15.9
Other assets	1.5	—	—	—	1.5

Total current assets	31.5	—	—	(1.1)	30.4
Investments and related receivables	3.0	—	—	(0.1)	2.9
Property and equipment, at cost:
Land	12.2	—	—	(1.9)	10.3
Theatre buildings, equipment and other	499.3	—	—	(280.7)	218.6

	511.5	—	—	(282.6)	228.9
Less accumulated depreciation and amortization	(214.6)	—	—	214.6	—

	296.9	—	—	(68.0)	228.9
Reorganization value in excess of amounts allocated to identifiable assets	—	—	—	137.1	137.1
Intangible assets, net	38.6	—	—	(38.6)	—
Other assets, net	68.4	—	—	(67.9)	0.5

	$438.4	$—	$—	$(38.6)	$399.8

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable
Film rentals	$19.4	$—	$—	$—	$19.4
Other	20.8	10.4	—	4.0	35.2

	40.2	10.4	—	4.0	54.6
Accrued and other liabilities
Salaries and wages	5.5	—	—	(1.5)	4.0
Interest	0.1	—	—	—	0.1
Other	25.4	2.9	—	—	28.3

	31.0	2.9	—	(1.5)	32.4
Current portion of long-term debt	7.0	1.9	—	—	8.9

Total current liabilities	78.2	15.2	—	2.5	95.9
Other liabilities	27.3	—	—	(20.4)	6.9
Debt	4.1	252.2	—	—	256.3
Deferred income taxes	—	—	—	0.7	0.7

Total liabilities not subject to compromise	109.6	267.4	—	(17.2)	359.8
Liabilities subject to compromise	512.5	(512.5)	—	—	—

Total liabilities	622.1	(245.1)	—	(17.2)	359.8
Minority interests in equity of consolidated subsidiaries	4.8	—	—	—	4.8
Stockholder's equity (deficit):
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	289.9	57.5	(249.5)	—	97.9
Accumulated deficit	(477.3)	187.6	289.7	—	—
Related party receivable	(1.1)	—	—	(61.6)	(62.7)

Total stockholder's equity (deficit)	(188.5)	245.1	40.2	(61.6)	35.2

	$438.4	$—	$40.2	$(78.8)	$399.8

(a)
To record the debt discharge and the issuance of new debt under the Term Facility of $252.2 million, and to record the settlement with the Predecessor Company's creditor.

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

(3) Formation of Regal Entertainment Group

Exchange Transaction

        On March 8, 2002, TAC entered into an agreement to exchange its controlling interest in United Artists for common stock of Regal Entertainment Group ("Regal"), resulting in Regal being the majority shareholder of United Artists. TAC also exchanged its ownership interests in two other theatre companies for common stock of Regal. The management of these three theatre companies was combined, with management of the theatre operations based in Knoxville, Tennessee, while management of certain ancillary businesses is based in Centennial, Colorado. As described below, the exchange transaction was consummated on April 12, 2002.

        On April 12, 2002, through a series of transactions, Regal issued (1) 70,538,017 shares of Class B common stock to TAC in exchange for its controlling equity interests in Regal Cinemas Corporation ("Regal Cinemas"), United Artists, Edwards Theatres, Inc. ("Edwards") and Regal CineMedia Corporation ("RCM"), (2) 14,052,320 shares of Class B common stock to OCM Principal Opportunities Fund II, L.P. and its subsidiaries ("Oaktree's Principal Activities Group") in exchange for its contribution of capital stock of Regal Cinemas and Edwards and (3) 27,493,575 shares of Class A common stock to the other stockholders of Regal Cinemas, United Artists, Edwards and Regal CineMedia party to an exchange agreement in exchange for their capital stock of Regal Cinemas, United Artists, Edwards and RCM.

        Upon the closing of the exchange, the holders of outstanding options of United Artists received replacement options to purchase 2,287,552 shares of Regal Class A common stock at prices ranging from $4.44 to $12.87 per share. Regal also granted to certain holders of United Artists warrants in exchange for their contribution to Regal of outstanding warrants to purchase 3,750,000 shares of United Artists' common stock, warrants to purchase 3,928,185 shares of Regal Class B common stock at $8.88 per share and warrants to purchase 296,129 shares of Regal Class A common stock at $8.88 per share. As a result of the exchange, additional paid-in capital was increased by $13.2 million and deferred stock compensation of $10.3 million was recorded.

        Following the exchange transaction, TAC transferred beneficial ownership of 1,455,183 shares of Class B common stock to Oaktree's Principal Activities Group. In addition, TAC acquired an additional 697,620 shares of Class B common stock in May 2002. As a result, TAC owns approximately 81.8% of Regal's outstanding Class B common stock, representing as of December 26, 2002 approximately 77.6% of the combined voting power of Regal's outstanding common stock and, therefore, has the ability to direct the election of members of Regal's board of directors and to determine the outcome of other matters submitted to the vote of Regal's stockholders. Because TAC controls Regal, the Company's Parent and sole stockholder, TAC has the ability to control the Company.

Initial Public Offering of Regal Entertainment Group

        In May 2002, Regal issued 18.0 million shares of its Class A common stock in an initial public offering. The initial public offering was affected through two Registration Statements on Form S-1 (File Nos. 333-84096 and 333-87870) that were declared effective by the Securities and Exchange Commission on May 8, 2002. All 18.0 million shares were sold at an initial public offering price of $19.00 per share, for an aggregate offering price of $342 million, through a syndicate of underwriters managed by Credit Suisse First Boston Corporation, Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Salomon Smith Barney Inc. A portion of the proceeds from this offering were used to repay UATC's Term Facility, which was replaced by a note payable to the Parent, which is obligated under a substantially similar note payable to Regal.

        In August 2002, Regal Entertainment Holdings ("REH") a wholly owned subsidiary of Regal, acquired the remaining outstanding shares of common stock of United Artists held by the United Artists' minority stockholders and warrants to purchase shares of common stock of United Artists held by various institutional holders for approximately $34.0 million. Immediately prior to the acquisition, the common stock of United Artists was the only outstanding class of voting stock, of which the minority stockholders owned approximately 9.9%, and REH owned the remaining 90.1%. As a result of this transaction, United Artists became a wholly owned subsidiary of REH.

(4) Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts of United Artists Theatre Circuit, Inc. (as defined in Note 1—"The Company and Basis of Presentation"). All significant intercompany accounts and transactions have been eliminated in consolidation.

  Revenue Recognition

        Revenues are generated principally through admissions and concessions sales with proceeds received in cash at the point of sale. Other operating revenues consist primarily of product advertising and other ancillary revenues which are recognized as income in the period earned. Revenue from advance ticket sales is recorded as deferred revenue and recognized when the tickets are redeemed. Unredeemed advance ticket sales are recognized when it is determined that redemption is unlikely.

  Cash Equivalents

        The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents. At December 26, 2002, the Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

  Inventories

        Inventories consist of concession products and theatre supplies. The Company states inventories on the basis of first-in, first-out (FIFO) cost, which is not in excess of net realizable value.

  Reimbursable Construction Advances

        Reimbursable construction advances consist of amounts due from landlords to fund a portion of the construction costs of new theatres that the Company will operate pursuant to lease agreements. The landlords repay the amounts either during construction on a percentage of completion basis, or upon completion of the theatre. Reimbursable construction advances are presented as a component of trade and other receivables in the accompanying balance sheets.

  Property and Equipment

        The Company states property and equipment at cost. Major renewals and improvements are capitalized, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets, are expensed currently. Gains and losses from disposition of property and equipment are included in income and expense when realized. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Buildings	20-40 years
Equipment	5-15 years
Leasehold improvements	Lesser of term of lease or asset life

        Included in property and equipment is $2.6 million and $2.7 million of assets accounted for under capital leases as of December 26, 2002 and January 3, 2002, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

  Goodwill and Intangible Assets

        SFAS No. 142, "Goodwill and Other Intangible Assets," became effective for the Company in the first quarter of fiscal 2002. This standard revised the financial accounting and reporting for goodwill and certain intangible assets. Among the revisions were the discontinuation of the amortization of goodwill and certain intangible assets and the periodic testing (at least annually) for the impairment of goodwill at a reporting unit level and additional financial statement disclosures. The Company has identified its reporting units under SFAS No. 142 to be the demographic market areas in which the Company conducts its theatre operations. The fair value of the Company's identified reporting units were estimated using the expected present value of associated future cash flows and market values of the underlying theatres within each reporting unit. The Company's initial and annual goodwill impairment tests for fiscal 2002 indicated that the fair value of its reporting units exceeded the goodwill carrying value and therefore, at this time, goodwill has not been deemed to be impaired. As required by SFAS No. 142, the discontinuation of goodwill (excess reorganization value) amortization has not been retroactively applied to the results for the period prior to adoption. Amortization relating to goodwill was $9.6 million and $0.7 million for the forty-four weeks ended January 3, 2002 and the nine weeks ended March 1, 2001, respectively. The following is information of the Company for the forty-four weeks ended January 3, 2002 and the nine weeks ended March 1, 2001 assuming that SFAS No. 142 had been in effect during the year ended January 3, 2002 and goodwill amortization expense had not been recorded (in millions):

	Forty-four weeks ended January 3, 2002	Nine weeks ended March 1, 2001
Net income available to common stockholders, as reported:	$3.8	228.8
Add: goodwill amortization, net of related tax effect	5.8	0.4

Adjusted pro forma net income	$9.6	229.2

  Impairment of Long-Lived Assets

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. The Company evaluates assets for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, the Company recognizes an impairment charge in the amount by which the carrying value of the assets exceeds their fair market value. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets the Company expects to dispose of.

  Other Assets

        Other assets include long-term receivables, prepaid rent, and debt acquisition costs, which are deferred and amortized over the terms of the related agreements using the straight-line method which approximates the interest method. Other assets as of December 26, 2002 and January 3, 2002 were $1.7 million and $3.0 million, respectively, net of accumulated amortization of $0.1 million and $0.4 million, respectively.

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. In addition, income tax rules and regulations are subject to interpretation and require judgment by the Company and may be challenged by the taxation authorities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance if it is deemed more likely than not that its deferred income tax assets will not be realized.

        The Company expects that certain deferred income tax assets are not more likely than not to be recovered and, therefore, has set up a valuation allowance. The Company reassesses its need to establish a valuation allowance for its deferred income taxes on an ongoing basis. Should the Company realize certain tax assets with a valuation allowance that relates to pre-acquisition periods, goodwill would be reduced.

  Deferred Revenue

        Deferred revenue relates primarily to vendor rebates and advance ticket sales. Such items are included in accrued expenses. The Company recognizes these items in the accompanying financial statements when earned or redeemed.

  Deferred Rent

        The Company recognizes rent on a straight-line basis after considering the effect of rent escalation provisions resulting in a level monthly rent expense for each lease over its term. The deferred rent liability is included in other liabilities.

  Film Costs

        The Company estimates its film cost expense and related film cost payable based on management's best estimate of the ultimate settlement of the film costs with the distributors. Film costs and the related film costs payable are adjusted to the final film settlement in the period that the Company settles with the distributors.

  Advertising and Start-Up Costs

        The Company expenses advertising costs as incurred. Start-up costs associated with a new theatre are also expensed as incurred.

  Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to SFAS No. 123's fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Under SFAS No. 123, entities are permitted to recognize as expense the fair value of all stock-based awards on the date of grant over the vesting period and alternatively allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income or loss and earnings or loss per share disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied.

        Regal has elected to continue accounting for its stock option plan using the intrinsic value method in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations, which requires compensation costs to be recognized for the excess of the fair value of options on the date of grant over the option exercise price.

  Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The Company applied the principles of purchase and reorganization accounting when recording the acquisition of the controlling equity interest by TAC and the exchange of stock for minority interests and the emergence from bankruptcy of the Company. These accounting principles require that the Company estimate the fair value of the individual assets and liabilities including estimates of bankruptcy-related claims. The valuation of the fair value of the assets and liabilities involves a number of judgments and estimates that could differ significantly from actual results.

  Segments

        UATC manages its business based on one reportable segment.

  Comprehensive Income

        Net income and comprehensive income are the same for all periods presented.

  Reclassifications

        Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

  Reporting Period

        On April 12, 2002, TAC contributed its ownership of United Artists to Regal in exchange for equity of Regal. Following the exchange, UATC changed its fiscal year, which used to end on the Thursday closest to December 31 each year, to conform to Regal's fiscal year. The company's fiscal year now ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year. The new reporting period is also based on a calendar that coincides with film playweeks. This resulted in the fiscal year 2002 containing two less weeks of operating results compared to the fiscal year 2001 and one less week of operating results compared to fiscal year 2000.

  Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations," and primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustment to its cost. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting) and supersedes APB 17, "Intangible Assets." The most significant changes made by SFAS No. 141 involve the requirement to use the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method along with the establishment of new criteria for determining whether the Company should recognize intangible assets acquired in a business combination separately from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's financial position or results of operations.

        Pursuant to SFAS No. 142, the Company no longer amortizes goodwill, reorganizational value in excess of amounts allocated to identifiable assets or indefinite lived intangible assets, and will test for impairment at least annually at the reporting unit level. Other long-lived assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," issued in August 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets, including excess reorganization value, recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption. Amortization relating to goodwill and excess reorganization value was $9.6 million and $0.7 million for the forty-four weeks ended January 3, 2002 and the nine weeks ended March 1, 2001, respectively. The Company's initial and annual goodwill impairment tests for fiscal 2002 indicated that the fair value of its reporting units exceeded the goodwill carrying value and therefore, at this time, goodwill is not deemed to be impaired.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of the fair value of obligations associated with the retirement of long-lived assets when there is a legal obligation to incur such costs. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides clarifications of certain implementation issues with SFAS No. 121 along with additional guidance on the accounting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB 30, "Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that entities measure long-lived assets that are to be disposed of by sale at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) the entity can distinguish from the rest of the entity and (2) the entity will eliminate from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 in the first quarter of 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including the rescission of Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. The provisions of SFAS No. 145 related to the rescission of Statement 4 is effective for fiscal years beginning after May 15, 2002.

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

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the interpretation are required to be initially recorded at fair value, which is different from general current practice of recognition of a liability only when loss is probable and reasonably estimable, as prescribed in SFAS No. 5, "Accounting for Contingencies." The interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The adoption of this interpretation is not expected to have a material impact on the Company's financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51." This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of it's expected residual returns. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements after January 31, 2003. The Company is evaluating the impact of adopting this interpretation.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to SFAS No. 123's fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions are applicable to all companies with stock-based employee compensation, regardless of whether they account for such compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. The disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company has elected to continue the intrinsic value method of accounting for its Parent's employee stock options in accordance with APB Opinion No. 25 and as a result, the adoption of SFAS No. 148 did not have a material impact on the Company's financial position or results of operations.

(5)    Debt

        Debt is summarized as follows (amounts in millions):

	December 26, 2002	January 3, 2002
Term Facility(a)	$—	$240.6
Revolving Credit Facility(b)	—	—
Note Payable to Affiliate including accrued interest(c)	254.7	—
Other(d)	7.8	8.0

	262.5	248.6
Less current portion	(0.5)	(3.0)

Long-term debt	$262.0	$245.6

(a)
The Term Facility was paid off in May 2002 with a portion of the proceeds generated from Regal's initial public offering. This debt was replaced with a note payable to the Parent, which is obligated under a substantially similar note payable to Regal.

(b)
The Revolving Credit Facility was terminated in July 2002.

(c)
The related party payable represents a note payable to the Parent, which is obligated under a substantially similar note payable to Regal. The note payable to the Parent bears interest at a rate of 9.375% and matures in December of 2006.

(d)
Other debt includes $2.6 million of capital lease obligations, $1.2 million of payment-in-kind notes, $0.2 million of unsecured creditor notes and $3.8 million of mortgages secured by land and buildings as of December 26, 2002 and $2.7 million of capital lease obligations, $1.1 million of payment-in-kind notes and $4.2 million of mortgages secured by land and buildings as of January 3, 2002.

        The aggregate annual maturities of long-term debt are as follows (in millions):

Year ending December:
2003	$0.5
2004	0.5
2005	1.1
2006	255.6
Thereafter	4.8

Total	$262.5

(6) Related Party Transactions

        UATC leases certain of its theatres from UAR and Prop I in accordance with two master leases (the "Master Leases"). The Master Leases provide for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre. In order to fund the cost of additions and/or renovations to the theatres leased by UATC from UAR or Prop I, UATC has periodically made advances to UAR. Through March 1, 2001, interest on the advances accrued at the prime rate and amounted to $0.9 million for the nine weeks ended March 1, 2001. As part of the application of fresh-start reporting the receivable was reclassified from other assets to stockholder's equity and interest no longer accrues on this account. The receivable will be reduced upon any sale of properties by UAR and Prop I, with UATC receiving the net proceeds of the sale. During the fifty-one weeks ended December 26, 2002, the related party receivable decreased by $10.9 million as the result of the sale of properties during 2002 and affiliated payments from Regal CineMedia Corporation ("RCM") for UATC's share of advertising sales, partially offset by the payment of income taxes on behalf of UAR and payment of operating expenses on behalf of RCM.

        Regal Cinemas, Inc. has agreed to manage the theatre operations of UATC pursuant to the terms of a form management agreement, the material terms of which have been agreed upon in principal. During the year ended December 26, 2002, UATC recorded management fee expenses of approximately $12.4 million related to this arrangement. Such fees have been recorded in the accompanying consolidated statement of operations for the year ended December 26, 2002 as a component of "General and Administrative" expenses. Management expects that a definitive management agreement will be executed during the second quarter of 2003.

(7) Restructure Costs

        Restructure costs relate to the Company's restructuring and severance plan charges associated with the combination of the Company with Regal Cinemas and Edwards. The restructuring principally involved the closing of certain Edwards and UATC's corporate facilities and relocation of the theatre management operations of UATC and Edwards to Regal Cinemas' offices in Knoxville, Tennessee. The restructuring plan was communicated by Company management to UATC's corporate employees during the first quarter of 2002. Such restructuring did not result in any theatre closings.

        The UATC restructuring plan provided for the termination of 102 administrative employees located in the Centennial, Colorado corporate offices along with closure of a film office located in New York City. Total UATC restructuring charges were $2.9 million for the year ended December 26, 2002, of which approximately $2.0 million related to employee termination benefits and approximately $0.9 million related to direct exit costs for the closure of the New York City film office and certain legal and professional fees.

        Such costs are included in "Restructure costs and amortization of deferred stock compensation" in the accompanying consolidated statements of operations including stock compensation amortization of $1.8 million for the year ended December 26, 2002. As of December 26, 2002, the Company has paid approximately $1.6 million of restructuring expenses to employees.

(8) Sale—Leaseback Transactions

        In December 1995, UATC entered into a sale and leaseback transaction whereby the land and buildings underlying 27 of its operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. The transaction requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. Several of its properties included in the sale and leaseback transaction have been determined by UATC to be economically obsolete for theatre use. As of December 26, 2002, 27 theatres were subject to the sale leaseback transaction. UATC amended the lease on March 7, 2001 to allow UATC to terminate the master lease with respect to the obsolete properties, to allow the owner trustee to sell those properties and pay down the underlying debt (at a discount to par through September 2002 and par thereafter) and to reduce the amount of rent paid by UATC on the lease. Included in the 2001 amendment is a $35.0 million cap on the ability to sell properties. Through December 26, 2002 approximately $12.1 million of this cap has been utilized through theatre sales. Five additional properties which are no longer operational and are being marketed for sale. The Company evaluates the remaining theatres on an ongoing basis. Approximately $87.5 million in principal amount of pass-through certificates were outstanding as of December 26, 2002.

        In connection with the 1995 sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and pay dividends.

        In November 1996, UATC entered into a sale and leaseback transaction, pursuant to which UATC sold three of its operating theatres and two theatres under development to an unaffiliated third party for approximately $21.5 million and leased back those theatres pursuant to a lease that terminates in 2017. The lease provides UATC with an option to extend the term of the lease for an additional 10 years. Two of the theatres have been determined by UATC to be economically obsolete and are no longer in operation.

        In December 1997, UATC entered into a sale and leaseback transaction, pursuant to which UATC sold two theatres under development and leased them back from an unaffiliated third party for approximately $18.1 million. Approximately $9.2 million of the sales proceeds were paid to UATC during 1999 for reimbursement of some construction costs associated with the two theatres. The lease has a term of 22 years with options to extend the term of the lease for an additional 10 years.

        During 1999, UATC entered into a sale and leaseback transaction on one existing theatre. Proceeds were received in the amount of $5.4 million by UATC during 1999. The lease has a term of 20 years, with an option to extend the term of the lease for up to 20 additional years.

(9) Income Taxes

        The components of total income tax expense (benefit) were as follows (in millions):

	Fifty-One Weeks Ended December 26, 2002	Forty-Four Weeks Ended January 3, 2002	Nine Weeks Ended March 1, 2001	Fiscal Year Ended December 28, 2000
Income tax expense	$11.3	$3.6	$—	$0.7
Extraordinary item	(1.0)	—	—	—

Total	$10.3	$3.6	$—	$0.7

        The components of the provision for income taxes for income from continuing operations were as follows (in millions):

	Fifty-One Weeks Ended December 26, 2002	Forty-Four Weeks Ended January 3, 2002	Nine Weeks Ended March 1, 2001	Fiscal Year Ended December 28, 2000
Federal
Current	$3.5	$3.2	$—	$0.4
Deferred	5.9	—	—	—
State
Current	0.7	0.4	—	0.3
Deferred	1.2	—	—	—

Total income tax provision	$11.3	$3.6	$—	$0.7

        [Note: This appears to be the "income tax expense" line item from the Income Statement rather than the "income before taxes and extraordinary item" line item]

        The reconciliation of the provision for (benefit from) income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows (in millions):

	Fifty-One Weeks Ended December 26, 2002	Forty-Four Weeks Ended January 3, 2002	Nine Weeks Ended March 1, 2001	Fiscal Year Ended December 28, 2000
Provision calculated at federal statutory income tax rate	$9.3	$2.6	$80.1	$(31.7)
State and local income taxes, net of federal benefit	1.3	0.4	—	—
Reorganization costs	0.6	0.7	2.2	—
Fresh start adjustments	—	—	30.5	—
Change in valuation allowance relating to gain from discharge of indebtedness	—	—	(114.1)	35.2
Other	0.1	(0.1)	1.3	(2.8)

Total income tax provision	$11.3	$3.6	$—	$0.7

        Significant components of the Company's net deferred tax liability consisted of the following (in millions):

	Fifty-One Weeks Ended December 26, 2002	Fiscal Year Ended December 28, 2001
Deferred tax assets
Net operating loss carryforward	$28.2	$28.2
Excess of tax basis over book basis of fixed assets	11.7	10.9
Excess of tax basis over book basis of intangible assets	6.5	10.5
Deferred revenue	5.6	5.9
Accrued expenses	—	1.1
Other	2.9	8.3

Total deferred tax assets before valuation allowance	54.9	64.9
Valuation allowance	(53.5)	(63.8)

Total deferred tax assets before valuation allowance	1.4	1.1

Deferred tax liabilities
Accrued expenses	(1.4)	—
Excess of book basis over tax basis of fixed assets	—	(0.7)
Other	(1.0)	(1.1)

Total deferred tax assets before valuation allowance	(2.4)	(1.8)
Net deferred tax asset/(liability)	$(1.0)	$(0.7)

        At December 26, 2002 the Company has net operating loss carryforwards for federal income tax purposes of approximately $70.0 million with expiration commencing during 2007. The Company's net operating loss carryforwards were generated by the predecessor entities of UATC. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize the net operating losses may be impaired as a result of the "ownership change" limitations.

        In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at December 26, 2002 and January 3, 2002, totaling $53.5 million and $63.8 million, respectively as management believes it more likely than not that the deferred tax asset would not be realized in future tax periods. The valuation allowance relates to pre-acquisition deferred tax assets of UATC. Accordingly, future reductions in the valuation allowance will reduce goodwill related to the acquisition of UATC.

(10) Commitments and Contingencies

  Leases

        The Company accounts for a majority of its leases as operating leases. The Company, at its option, can renew a substantial portion of the leases at defined or then fair rental rates for various periods. Certain leases for Company theatres provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property. Also, certain leases contain escalating minimum rental provisions that have been accounted for on a straight-line basis over the initial term of the leases. Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of December 26, 2002 are summarized for the following fiscal years:

(In Millions)
2003	$73.7
2004	73.7
2005	72.4
2006	71.5
2007	70.5
Thereafter	654.6

        Rent expense under such operating leases amounted to $76.2 million, $60.6 million, $11.9 million and $77.9 million for the fifty-one weeks ended December 26, 2002, the forty-four weeks ended January 3, 2002, the nine weeks ended March 1, 2001 and the fiscal year ended December 28, 2000, respectively. Contingent rent expense was $3.0 million, $2.9 million, $0.4 million and $1.5 million for the fifty-one weeks ended December 26, 2002, the forty-four weeks ended January 3, 2002, the nine weeks ended March 1, 2001 and the fiscal year ended December 28, 2000, respectively.

        Upon the filing of the Chapter 11 Cases and petitions, the Bankruptcy Code imposed a stay applicable to all entities, of, among other things, the commencement or continuation of judicial, administrative, or other actions or proceedings against United Artists that were or could have been commenced before the bankruptcy petition.

        The Company and its subsidiaries are also presently involved in various legal proceedings arising in the ordinary course of its business operations, including personal injury claims, employment and contractual matters and other disputes. The Company believes it has adequately provided for the settlement of such matters. Management believes any additional liability with respect to the above proceedings will not be material in the aggregate to the Company's consolidated financial position, results of operations or cash flows.

        On March 18, 2003, Reading International, Inc., Citadel Cinemas, Inc. and Sutton Hill Capital, LLC (collectively, the "Plaintiffs") filed a complaint and demand for jury trial in the United States District Court for the Southern District of New York against Oaktree Capital Management LLC, Onex Corporation, Regal, United Artists Theatre Company, United Artists Theatre Circuit, Inc., Loews

Cineplex Entertainment Corporation, Columbia Pictures Industries, Inc., The Walt Disney Company, Universal Studios, Inc., Paramount Pictures Corporation, Metro-Goldwyn-Mayer Distribution Company, Fox Entertainment Group, Inc., Dreamworks LLC, Stephen Kaplan and Bruce Karsh (collectively, the "Defendants") alleging various violations by the Defendants of federal and state antitrust laws and New York common law. The Plaintiffs allege, among other things, that the consolidation of the theatre industry has adversely impacted their ability to release first-run industry-anticipated top-grossing commercial films, and are seeking, among other things, a declaration that the Defendants' conduct is in violation of antitrust laws, damages, and equitable relief enjoining Defendants from engaging in future anticompetitive conduct. Management believes that the allegations are without merit and intends to defend vigorously the Plaintiffs' claims.

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

(11) Capital Stock and Stock Option Plan

Common and Preferred Stock

        UATC is authorized to issue 1,000 shares of its $1.00 par value common stock, of which 100 shares are issued and outstanding at December 26, 2002, and are all held by the Parent. At December 26, 2002 the Company has 5,000,000 shares of preferred stock authorized with none issued.

Stock Option Plans

        At December 26, 2002, Regal had a stock option plan. Regal applies the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for these plans. No compensation cost has been recognized by UATC for Regal's stock option plan except for the amortization of deferred stock compensation of $1.8 million in 2002.

(12) Employee Benefits Plan

        In conjunction with the exchange transaction in April 2002 (see Note 3—"Formation of Regal Entertainment Group"), Regal Cinemas', United Artists' and Edwards' management and operations were combined. Accordingly, during May 2002, United Artists transferred all plan assets (approximately $19.9 million) under the United Artists Theatre Circuit 401(k) Savings Plan to the Regal Cinemas, Inc. 401(k) plan, as further described below. The Company made discretionary contributions of approximately $0.3 million, $0.6 million, $0.1 million and $0.8 million to the applicable plan for the fifty-one weeks ended December 26, 2002, the forty-four weeks ended January 3, 2002, the nine weeks ended March 1, 2001 and for the fiscal year ended 2000.

        Regal sponsors an employee benefit plan, the Regal Cinemas, Inc. 401(k) Plan, under section 401(k) of the Internal Revenue Code for the benefit of substantially all full-time employees. The plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. The plan currently matches an amount equal to 40% of the participant's contributions up to 6% of the participant's compensation. Employee contributions are invested in various investment funds based upon elections made by the employee.

(13) Fair Value of Financial Instruments

        The methods and assumptions used to estimate the fair value of each class of financial instrument are as follows:

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued liabilities:

        The carrying amounts approximate fair value because of the short maturity of these instruments.

Long term debt, excluding capital lease obligations:

        The fair value of the Company's debt obligations and note payable to affiliate were based on recent financing transactions for similar debt issuances and carrying value approximates fair value. The aggregate carrying amounts and fair values of long-term debt consist of the following:

	December 26, 2002	January 3, 2002
	(In millions)
Carrying amount	$259.9	$248.6
Fair value	$259.9	$245.0

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Shown below are the names, ages as of January 1, 2003, and current positions of our directors and executive officers. There are no family relationships between any of the persons listed below, or between any of such persons and any of the directors of the Company or any persons nominated or chosen by the Company to become a director or executive officer of the Company.

Name	Age	Position
Kurt C. Hall	43	President and Chairman of the Board(1)
Michael L. Campbell	49	President and Chairman of the Board
Gregory W. Dunn	43	Director and Vice President
Amy E. Miles	36	Director, Vice President and Treasurer
Peter B. Brandow	42	Vice President and Secretary

(1)
In connection with the integration of the theatre circuits, Michael L. Campbell was named President and Chairman of the Board on August 8, 2002.

        Michael L. Campbell has served as a member of our board of directors since March 24, 2003 and as our President and Chairman of the Board since August 8, 2002. He is also the Co-Chairman and Co-Chief Executive Officer of Regal and is Chief Executive Officer and a member of the board of directors of Regal Cinemas. Mr. Campbell founded Regal Cinemas, Inc. in November 1989, and has served as President and Chief Executive Officer of Regal Cinemas, Inc. since its inception. Mr. Campbell served as a director and executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 1 to the financial statements included in the Form 10-K of Regal Cinemas filed for the fiscal year ended December 26, 2002, the description of which proceedings is incorporated herein by reference. Prior thereto, Mr. Campbell was the Chief Executive Officer of Premiere Cinemas Corporation, which he co-founded in 1982, and served in such capacity until Premiere was sold in October 1989. Mr. Campbell is a director of Fandango, Inc. and serves as a director of the National Association of Theatre Owners and serves on its executive committee of the board of directors.

        Gregory W. Dunn has served as a member of our board of directors and as our Vice President since March 24, 2003. He is the Executive Vice President and Chief Operating Officer of Regal and President and Chief Operating Officer of Regal Cinemas, and served as Executive Vice President and Chief Operating Officer of Regal Cinemas, Inc. from 1995 to March 2002. Mr. Dunn served as an executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 1 to the financial statements included in the Form 10-K of Regal Cinemas filed for the fiscal year ended December 26, 2002, the description of which proceedings is incorporated herein by reference. Mr. Dunn served as Vice President of Marketing and Concessions of Regal Cinemas, Inc. from 1991 to 1995.

        Amy E. Miles has served as a member of our board of directors since March 24, 2003 and as our Vice President and Treasurer since August 8, 2002. She is the Executive Vice President, Chief Financial Officer and Treasurer of Regal and Regal Cinemas and a member of the board of directors of Regal Cinemas, and has served as the Executive Vice President, Chief Financial Officer and Treasurer of Regal Cinemas, Inc. since January 2000. Ms. Miles served as an executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 1 to the financial statements included in the Form 10-K of Regal Cinemas filed for the fiscal year ended December 26, 2002, the description of which proceedings is incorporated herein by reference. Prior thereto, Ms. Miles was Senior Vice

President of Finance from April 1999, when she joined Regal Cinemas, Inc. Ms. Miles was a Senior Manager with Deloitte & Touche from 1998 to 1999. From 1989 to 1998, she was with PriceWaterhouseCoopers, LLC.

        Peter B. Brandow has served as our Vice President and Secretary since March 24, 2003. He is the Executive Vice President, General Counsel and Secretary of Regal and has served as the Executive Vice President, General Counsel and Secretary of Regal Cinemas, Inc. since July 2001, and served as Senior Vice President, General Counsel and Secretary of Regal Cinemas, Inc. since February 2000. Mr. Brandow served as an executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 1 to the financial statements included in the Form 10-K of Regal Cinemas filed for the fiscal year ended December 26, 2002, the description of which proceedings is incorporated herein by reference. Prior thereto, Mr. Brandow was Vice President, General Counsel and Secretary from February 1999 when he joined Regal Cinemas, Inc. From September 1989 to January 1999, Mr. Brandow was an associate with the law firm Simpson Thatcher & Bartlett.

        None of our directors, executive officers or any beneficial owner of more than 10% of our equity securities is required to file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934 with respect to their relationship with us because we do not have any equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Item 11. EXECUTIVE COMPENSATION

        The following table shows the fiscal 2002, 2001 and 2000 cash compensation and certain other compensation paid to or accrued by our executive officers for the fiscal years ended December 26, 2002, January 3, 2002 and December 28, 2000. Our executive officers received their 2002 compensation from Regal and were not paid separate compensation for acting as officers of the Company.

SUMMARY COMPENSATION TABLE

Long Term Compensation
Awards
	Annual Compensation					Securities Underlying Regal Stock Options
Name and Principal Position
	Year	Salary		Bonus
Kurt C. Hall, President and Chairman of the Board(1)	2002 2001 2000	$ $ $	589,100 353,300 325,021	$ $	839,100 — 113,750	620,918 551,200 (2)
Michael L. Campbell, President and Chairman of the Board	2002 2001 2000		$589,100 — —		$883,650 — —	1,908,840 — —
Gregory W. Dunn, Vice President	2002 2001 2000		$377,169 — —		$377,169 — —	590,832 — —
Amy E. Miles, Director, Vice President and Treasurer	2002 2001 2000		$325,000 — —		$325,000 — —	590,832 — —
Peter B. Brandow, Vice President and Secretary	2002 2001 2000		$305,000 — —		$305,000 — —	454,486 — —

(1)
In connection with the integration of the theatre circuits, Michael L. Campbell was named President and Chairman of the Board on August 8, 2002.

(2)
Pursuant to the reorganization plan filed under Chapter 11 of the U.S. Bankruptcy Code on March 2, 2001, all stock options of the Parent granted before March 2, 2001 were cancelled.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

        We are a wholly owned subsidiary of United Artists, which is a wholly owned subsidiary of REH, which is in turn a wholly owned subsidiary of Regal. Anschutz Company, which beneficially owned as of March 7, 2003 approximately 61.3% of Regal's Class A common stock, approximately 82.6% of Regal's Class B common stock and approximately 77.6% of the voting power of Regal's outstanding voting capital stock, may be deemed to beneficially own our shares held directly by United Artists. Philip F. Anschutz, as the sole owner of Anschutz Company, may be deemed to beneficially own our shares beneficially owned by Anschutz Company. The foregoing information is based upon filings made by Anschutz Company and Mr. Anschutz with the Securities and Exchange Commission in respect of the shares of Regal beneficially owned by it and him. None of our directors or Named Executive Officers owns beneficially any of our shares of capital stock.

Equity Compensation Plan Information

        We do not have any compensation plans outstanding under which our equity securities are authorized for issuance, and we have no present intention to adopt any such plans.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We lease one theatre from UAR and 15 theatres from Prop I. United Artists owns 100% of the capital stock of UAR, and UAR owns 100% of the capital stock of Prop I.

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

        UATC has entered into a management agreement with UAR. This management fee represents the cost of managing and accounting for UAR's properties. For each of the fiscal years ended 2002, 2001, and 2000, such management fees were approximately $0.0 million, $0.0 million, and $0.1 million, respectively.

        Regal Cinemas, Inc. has agreed to manage the theatre operations of UATC pursuant to the terms of a form management agreement, the material terms of which have been agreed upon in principal. During the year ended December 26, 2002, UATC recorded management fee expenses of approximately $12.4 million related to this arrangement. Such fees have been recorded in the accompanying consolidated statement of operations for the year ended December 26, 2002 as a component of "General and Administrative" expenses. Management expects that a definitive management agreement will be executed during the second quarter of 2003.

Item 14. CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). Based upon that evaluation, our President and Treasurer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings relating to the Company (including its consolidated subsidiaries). There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation thereof.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as a part of this report on Form 10-K:

(1)
Financial Statements of United Artists Theatre Circuit, Inc.:

    Independent Auditors' Report regarding UATC's consolidated financial statements

    UATC's Consolidated Balance Sheets as of December 26, 2002 and January 3, 2002

    UATC's Consolidated Statements of Operations for the fifty-one weeks ended December 26, 2002, the forty-four weeks ended January 3, 2002, the nine weeks ended March 1, 2001 and the year ended December 28, 2000

    UATC's Consolidated Statements of Stockholder's Equity for the fifty-one weeks ended December 26, 2002, the forty-four weeks ended January 3, 2002, the nine weeks ended March 1, 2001 and the year ended December 28, 2000

    UATC's Consolidated Statements of Cash Flows for the fifty-one weeks ended December 26, 2002, the forty-four weeks ended January 3, 2002, the nine weeks ended March 1, 2001 and the year ended December 28, 2000

    Notes to UATC's Consolidated Financial Statements

  (2)
  Financial Statement Schedules

All financial statement schedules are omitted, as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements or notes thereto.

  (3)
  Exhibits:

Exhibit Number	Description
2.1
United Artists Second Amended Joint Plan of Reorganization (filed as exhibit 2 to United Artists Theatre Circuit, Inc.'s Current Report on Form 8-K filed on February 9, 2001 (Commission File No. 033-49598), and incorporated herein by reference)
2.2
United Artists Second Amended Disclosure Statement for Second Amended Joint Plan of Reorganization (filed as exhibit 2.4 to Regal Entertainment Group's Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
3.1
Restated Articles of Incorporation of United Artists Theatre Circuit, Inc. (filed as exhibit 3.1 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)
3.2
Bylaws of United Artists Theatre Circuit, Inc. (filed as exhibit 3.2 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)
4.1
Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Northway Associates Limited Partnership, State Street Bank and Trust Company, Susan Keller and MacKay Shields LLC (filed as exhibit 10.2 to United Artists Theatre Circuit, Inc.'s Form 10-Q for the fiscal quarter ended March 29, 2001 (Commission File No. 033-49598), and incorporated herein by reference)

4.2
Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.2 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)
4.3
Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as exhibit 4.3 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)
4.4
Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut, Alan B. Coffey and Fleet National Bank of Connecticut (filed as exhibit 4.4 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)
4.5
Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as exhibit 4.5 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)
4.6
Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists (filed as exhibit 4.6 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)
4.7
Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corporation and United Artists Theatre Circuit, Inc. (filed as exhibit 10.1 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)
10.1
Trademark Agreement as of May 12, 1992 by United Artists Entertainment Company, United Artists Holdings, Inc., United Artists Cable Holdings, Inc., United Artists Theatre Holding Company, on the one hand and United Artists Theatre Circuit, Inc., United Artists Realty Company, UAB, Inc., and UAB II, Inc., on the other hand (filed as exhibit 10.9 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)
10.2
Tax Sharing Agreement, dated as of May 12, 1992, between United Artists Theatre Company and United Artists Theatre Circuit, Inc. (filed as exhibit 10.11 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)
10.3	Form of Management Agreement to be entered into between United Artists Theatre Circuit, Inc. and Regal Cinemas, Inc.
21.1	Subsidiaries of United Artists Theatre Circuit, Inc.
99.1	Written Statement of President and Vice President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b)
Current Reports on Form 8-K filed during the fourth quarter of fiscal year 2002:

          None.

(c)
The exhibits required to be filed herewith are listed above.

(d)
Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED ARTISTS THEATRE CIRCUIT, INC.
March 26, 2003	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell President and Chairman of the Board
March 26, 2003	By:	/s/ AMY E. MILES Amy E. Miles Vice President and Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. CAMPBELL Michael L. Campbell	President and Chairman of the Board (Principal Executive Officer)	March 26, 2003
/s/ AMY E. MILES Amy E. Miles	Director, Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2003
/s/ GREGORY W. DUNN Gregory W. Dunn	Director	March 26, 2003

CERTIFICATIONS

        Certification by the President of United Artists Theatre Circuit, Inc.    Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        I, Michael L. Campbell, President (principal executive officer) of United Artists Theatre Circuit, Inc. (the "Company"), hereby certify that:

  (1)
  I have reviewed this annual report on Form 10-K of the Company;

  (2)
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  (3)
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the periods presented in this annual report;

  (4)
  The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the Company including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  (5)
  The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

  (6)
  The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 26th day of March, 2003

/s/ Michael L. Campbell Michael L. Campbell President

        Certification by the Vice President of United Artists Theatre Circuit, Inc.    Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        I, Amy E. Miles, Vice President (principal financial officer) of United Artists Theatre Circuit, Inc. (the "Company"), hereby certify that:

  (1)
  I have reviewed this annual report on Form 10-K of the Company;

  (2)
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  (3)
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the periods presented in this annual report;

  (4)
  The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the Company including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  (5)
  The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

  (6)
  The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Dated this 26th day of March, 2003

/s/ Amy E. Miles Amy E. Miles Vice President

Exhibit Index

Exhibit Number	Description
2.1
United Artists Second Amended Joint Plan of Reorganization (filed as exhibit 2 to United Artists Theatre Circuit, Inc.'s Current Report on Form 8-K filed on February 9, 2001 (Commission File No. 033-49598), and incorporated herein by reference)
2.2
United Artists Second Amended Disclosure Statement for Second Amended Joint Plan of Reorganization (filed as exhibit 2.4 to Regal Entertainment Group's Form 10-K for the fiscal year ended December 26, 2002 (Commission File No. 001-31315), and incorporated herein by reference)
3.1
Restated Articles of Incorporation of United Artists Theatre Circuit, Inc. (filed as exhibit 3.1 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)
3.2
Bylaws of United Artists Theatre Circuit, Inc. (filed as exhibit 3.2 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)
4.1
Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Northway Associates Limited Partnership, State Street Bank and Trust Company, Susan Keller and MacKay Shields LLC (filed as exhibit 10.2 to United Artists Theatre Circuit, Inc.'s Form 10-Q for the fiscal quarter ended March 29, 2001 (Commission File No. 033-49598), and incorporated herein by reference)
4.2
Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.2 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)
4.3
Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as exhibit 4.3 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)
4.4
Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut, Alan B. Coffey and Fleet National Bank of Connecticut (filed as exhibit 4.4 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)
4.5
Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as exhibit 4.5 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)
4.6
Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists (filed as exhibit 4.6 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)

4.7
Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corporation and United Artists Theatre Circuit, Inc. (filed as exhibit 10.1 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)
10.1
Trademark Agreement as of May 12, 1992 by United Artists Entertainment Company, United Artists Holdings, Inc., United Artists Cable Holdings, Inc., United Artists Theatre Holding Company, on the one hand and United Artists Theatre Circuit, Inc., United Artists Realty Company, UAB, Inc., and UAB II, Inc., on the other hand (filed as exhibit 10.9 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)
10.2
Tax Sharing Agreement, dated as of May 12, 1992, between United Artists Theatre Company and United Artists Theatre Circuit, Inc. (filed as exhibit 10.11 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)
10.3	Form of Management Agreement to be entered into between United Artists Theatre Circuit, Inc. and Regal Cinemas, Inc.
21.1	Subsidiaries of United Artists Theatre Circuit, Inc.
99.1	Written Statement of President and Vice President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).