Form 10-Q
period 2003-03-27
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2003-05-12
CIK 889570

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
For the quarterly period ended March 27, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-1024

UNITED ARTISTS THEATRE CIRCUIT, INC.
(Exact name of registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	13-1424080 (Internal Revenue Service Employer Identification Number)

7132 Regal Lane Knoxville, TN	37918
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: 865/922-1123

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

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        The number of shares outstanding of $1.00 par value common stock at May 12, 2003 was 100 shares.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)

	March 27, 2003	December 26, 2002
ASSETS
Current assets:
Cash and cash equivalents	$70.9	$57.0
Receivables, net	1.2	11.5
Prepaid expenses, concession inventory and other	14.2	10.0

Total current assets	86.3	78.5
Investments and related receivables	2.6	2.5
Property and equipment, at cost:
Land	9.9	10.5
Theatre buildings, equipment and other	250.5	248.2

	260.4	258.7
Less accumulated depreciation and amortization	(51.0)	(45.6)

	209.4	213.1
Goodwill and intangible assets	116.8	116.8
Other assets, net	1.7	1.7

	$416.8	$412.6

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$29.0	$31.2
Accrued and other liabilities	24.3	21.5
Current portion of long-term debt	0.5	0.5

Total current liabilities	53.8	53.2
Other liabilities	9.0	8.3
Long-term debt	7.2	7.3
Deferred income taxes	2.1	1.0
Note payable to parent including accrued interest	260.3	254.7

Total liabilities	332.4	324.5
Minority interests in equity of consolidated subsidiaries	3.1	2.8
Stockholder's equity
Preferred stock (authorized shares 5.0 million, no shares issued and outstanding)	—	—
Common stock (authorized shares 1,000; 100 shares issued and outstanding $1.00 par value)	—	—
Additional paid-in capital	104.6	103.8
Retained earnings	23.3	18.3
Related party receivables	(46.6)	(36.8)

Total stockholder's equity	81.3	85.3

	$416.8	$412.6

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Thirteen Weeks Ended March 27, 2003	Twelve Weeks Ended March 28, 2002
Revenue:
Admissions	$91.4	$84.3
Concession sales	34.9	34.3
Other operating revenue	6.7	5.3

Total operating revenue	133.0	123.9

Costs and expenses:
Film rental and advertising expenses	45.8	43.6
Cost of concessions	5.0	4.2
Other theatre operating expenses	54.1	51.5
Sale and leaseback rentals	4.2	4.5
General and administrative	4.0	4.5
Depreciation and amortization	6.1	7.3
Loss (gain) on disposal and impairment of operating assets	(1.2)	0.2
Restructure costs and amortization of deferred stock compensation	0.8	2.1

	118.8	117.9

Operating income	14.2	6.0
Other income (expense):
Interest, net	(5.6)	(3.8)
Minority interests in earnings of consolidated subsidiaries	(0.3)	0.1
Other, net	0.1	(0.5)

	(5.8)	(4.2)

Income before income tax expense	8.4	1.8
Income tax expense	(3.4)	(0.8)

Net income	$5.0	$1.0

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Thirteen Weeks Ended March 27, 2003	Twelve Weeks Ended March 28, 2002
Net income	$5.0	$1.0
Adjustments to reconcile net income to cash provided by operating activities:
Effect of leases with escalating minimum annual rentals	0.5	0.7
Depreciation and amortization	6.1	7.3
Amortization of deferred stock compensation	0.6	—
Loss (gain) on disposal and impairment of operating assets	(1.2)	0.2
Minority interests in earnings of consolidated subsidiaries	0.3	(0.1)
Deferred income taxes	1.3	0.6
Change in assets and liabilities:
Receivables	3.0	1.9
Prepaid expenses and concession inventory	(4.2)	6.5
Other assets	—	(0.3)
Accounts payable	3.6	(8.0)
Accrued and other liabilities	3.0	(6.8)

Net cash provided by operating activities	18.0	3.0

Cash flow from investing activities:
Capital expenditures	(5.6)	(5.7)
Proceeds from disposition of assets, net	4.4	0.9
Decrease in reimbursable construction advances	7.3	—
Other, net	(0.1)	—

Net cash provided by (used in) investing activities	6.0	(4.8)
Cash flow from financing activities:
Increase in note payable to parent	5.6	—
Debt repayments	(0.1)	(0.7)
Increase (decrease) in cash overdraft	(5.8)	3.6
Increase in related party receivables	(9.8)	(2.4)
Other, net	—	0.1

Net cash provided by (used in) financing activities	(10.1)	0.6
Net cash used in reorganization items	—	(0.3)

Net increase (decrease) in cash and cash equivalents	13.9	(1.5)
Cash and cash equivalents:
Beginning of period	57.0	23.5

End of period	$70.9	$22.0

Supplemental cash flow information:
Cash paid for interest	$0.1	$4.1

Cash paid for income tax	$—	$5.1

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 27, 2003

(1)   THE COMPANY AND BASIS OF PRESENTATION

        United Artists Theatre Company ("the Parent" or "United Artists"), a Delaware corporation organized in February 2002, is the parent company of United Artists Theatre Circuit, Inc. ("we," "us," "our," the "Company" or "UATC") and United Artists Realty Company ("UAR"), which is the parent company of United Artists Properties I Corp. ("Prop I") and United Artists Properties II Corp. ("Prop II"). UATC leases certain theatres from both UAR and one of UAR's wholly owned subsidiaries, Prop I. The terms UATC and the Company shall be deemed to include the respective subsidiaries of such entity when used in discussions included herein regarding the current operations or assets of such entity.

        The accompanying consolidated financial statements include the accounts of the Company and those of all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        UATC operates 1,472 screens in 181 theatres in 20 states as of March 27, 2003. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. During 2002, UATC changed its fiscal year, which formerly ended on the Thursday closest to December 31 each year, to conform to Regal Entertainment Group's fiscal year. The Company's fiscal year now ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year. The new reporting period is also based on a calendar that coincides with film playweeks. This resulted in the first quarter of 2002 containing one less week of operating results compared to the first quarter of 2003.

        The Company became a subsidiary of Regal Entertainment Group ("REG" or "Regal") on April 12, 2002 in conjunction with an exchange transaction in which REG, through its wholly owned subsidiary Regal Entertainment Holdings, Inc. ("REH"), also acquired Edwards Theatres, Inc, ("Edwards"), Regal Cinemas Corporation and Regal CineMedia Corporation ("RCM"). REG is controlled by The Anschutz Corporation ("TAC"), which controlled each of us, Edwards, Regal Cinemas Corporation, United Artists and RCM prior to REG's acquisition of us and them in the exchange transaction. In May 2002, REG issued 18.0 million shares of its Class A common stock in an initial public offering at a price of $19.00 per share, for an aggregate offering price of $342.0 million.

        In connection with Regal's acquisition of its subsidiaries, Regal Cinemas, Inc., an indirect subsidiary of Regal, agreed to manage the theatre operations of UATC and its subsidiaries pursuant to a form management agreement, the terms of which have been agreed upon in principal.

        In August 2002, REH acquired the remaining outstanding shares of common stock of United Artists held by the United Artists' minority stockholders and warrants to purchase shares of common stock of United Artists held by various institutional holders for approximately $34.0 million. Immediately prior to the acquisition, the common stock of United Artists was the only outstanding class of voting stock, of which the minority stockholders owned approximately 9.9%, and REH owned the remaining 90.1%. As a result of this transaction, United Artists became a wholly owned subsidiary of REH.

        The Company has prepared the unaudited condensed consolidated balance sheet as of March 27, 2003 and the unaudited condensed consolidated statements of operations and cash flows for the quarters ended March 27, 2003 and March 28, 2002 in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in an Annual Report have been condensed or omitted for this Quarterly Report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 26, 2002 information is derived from the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2002 filed with the Securities and Exchange Commission on March 26, 2003 (File No. 033-49598). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements. The results of operations for the quarter ended March 27, 2003 are not necessarily indicative of the operating results that may be achieved for the full 2003 fiscal year.

        Net income and total comprehensive income are the same for all periods presented.

        Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

(2)   RECENT ACCOUNTING PRONOUNCEMENTS

        Effective December 27, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of the fair value of obligations associated with the retirement of long-lived assets when there is a legal obligation to incur such costs. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. The adoption of SFAS No. 143 did not have a material impact on the Company's financial position or results of operations.

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including the rescission of Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. The adoption of SFAS No. 145 did not have a material impact on the Company's financial position or results of operations.

        Effective December 27, 2002, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 will continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the interpretation are required to be initially recorded at fair value, which is different from general current practice of recognition of a liability only when loss is probable and reasonably estimable, as prescribed in SFAS No. 5, "Accounting for Contingencies." The interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The adoption of this interpretation did not have a material impact on the Company's financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51." This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The adoption of this interpretation did not have a material impact on the Company's financial position or results of operations.

        In November 2002, the EITF reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses the accounting for cash consideration given to a reseller of a vendor's products from a vendor. EITF 02-16 indicates that cash consideration received by a customer from a vendor is presumed to be a reduction in the price of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer's income statement. The EITF indicated that such presumption is overcome when the consideration is either (a) a reimbursement of costs incurred by the customer to sell the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the customer's income statement, or (b) a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue when recognized in the customer's income statement. The EITF also reached a consensus that a rebate or refund of a specified amount of cash consideration that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the customer toward earning the rebate or refund, provided the amounts are reasonably estimable. On December 27, 2002, the Company adopted EITF 02-16, effective with arrangements entered into or after November 21, 2002. Such adoption did not have a material impact on the Company's financial position or results of operations.

(3)   DEBT

        Debt is summarized as follows (amounts in millions):

	March 27, 2003	December 26, 2002
Note Payable to Parent including accrued interest(a)	260.3	254.7
Other(b)	7.7	7.8

	268.0	262.5
Less current portion	(0.5)	(0.5)

Long-term debt	$267.5	$262.0

(a)
The related party payable represents a note payable to the Parent, which is obligated under a substantially similar note payable to Regal. The note payable to the Parent bears interest at a rate of 9.375% and matures in December 2006.

(b)
Other debt includes $2.6 million of equipment lease obligations, $1.2 million of payment-in-kind notes, $0.2 million of unsecured creditor notes and $3.7 million of mortgages secured by land and buildings as of March 27, 2003 and $2.6 million of capital lease obligations, $1.2 million of payment-in-kind notes, $0.2 million of unsecured creditor notes and $3.8 million of mortgages secured by land and buildings as of December 26, 2002.

(4)   RELATED PARTY TRANSACTIONS

        UATC leases certain of its theatres from UAR and Prop I in accordance with two master leases (the "Master Leases"). The Master Leases provide for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre. In order to fund the cost of additions and/or renovations to the theatres leased by UATC from UAR or Prop I, UATC has periodically made advances to UAR. As part of the application of fresh-start reporting the receivable was reclassified from other assets to stockholder's equity and interest no longer accrues on this account. The receivable will be reduced upon any sale of properties by UAR and Prop I, with UATC receiving the net proceeds of the sale. This receivable remained consistent for the thirteen weeks ended March 27, 2003.

        Regal Cinemas, Inc. has agreed to manage the theatre operations of UATC pursuant to the terms of a form management agreement, the material terms of which have been agreed upon in principal. During the thirteen weeks ended March 27, 2003, UATC recorded management fee expenses of approximately $3.1 million related to this agreement. Such fees have been recorded in the accompanying consolidated statement of operations for the thirteen weeks ended March 27, 2003 as a component of "General and Administrative" expenses. Management expects that a definitive management agreement will be executed during the second quarter of 2003. During the thirteen weeks ended March 27, 2003, the related party payable to Regal Cinemas, Inc. for this management fee decreased by $9.8 million as the result of a cash payment by UATC to Regal Cinemas, Inc. for the 2002 management fees during the first quarter of 2003.

(5)   SALE—LEASEBACK TRANSACTIONS

        In December 1995, UATC entered into a sale and leaseback transaction whereby the land and buildings underlying 27 of its operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. The transaction requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. Several of its properties included in the sale and leaseback transaction have been determined by UATC to be economically obsolete for theatre use. As of March 27, 2003, 25 theatres were subject to the sale leaseback transaction. UATC amended the lease on March 7, 2001 to allow UATC to terminate the master lease with respect to the obsolete properties, to allow the owner trustee to sell those properties and pay down the underlying debt (at a discount to par through September 2002 and par thereafter) and to reduce the amount of rent paid by UATC on the lease. Included in the 2001 amendment is a $35.0 million cap on the ability to sell properties. Through March 27, 2003 approximately $13.6 million of this cap has been utilized through theatre sales. Four additional properties which are no longer operational are being marketed for sale. The Company evaluates the remaining theatres on an ongoing basis. Approximately $82.9 million in principal amount of pass-through certificates were outstanding as of March 27, 2003.

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

(6)   INCOME TAXES

        The provision for income taxes of $3.4 million and $0.8 million for the quarters ended March 27, 2003 and March 28, 2002 reflect effective tax rates of approximately 40.5% and 44.4%, respectively. Excluding the effects of minority interest in earnings of consolidated subsidiaries recorded in the accompanying unaudited statements of operations for the quarters ended March 27, 2003 and March 28, 2002, the Company's effective tax rates were approximately 39.1% and 47.1%, respectively.

        In assessing the valuation of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance of $53.5 million against deferred tax assets at March 27, 2003 and December 26, 2002, as management believes it more likely than not that such deferred tax asset amounts would not be realized in future tax periods. The valuation allowance relates to pre-acquisition deferred tax assets of UATC. Accordingly, future reductions in the valuation allowance will reduce goodwill related to the acquisition of UATC.

(7)   COMMITMENTS AND CONTINGENCIES

        On September 5, 2000 (the "Petition Date") UATC and certain of its subsidiaries, as well as the Parent and certain of the Parent's subsidiaries, filed voluntary petitions for relief under Chapter 11 of

Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Chapter 11 Cases"), as well as a joint plan of reorganization. Upon the filing of the Chapter 11 Cases and petitions, the Bankruptcy Code imposed a stay applicable to all entities, of, among other things, the commencement or continuation of judicial, administrative, or other actions or proceedings against United Artists that were or could have been commenced before the bankruptcy petition.

        Notwithstanding, the Company and its subsidiaries are presently involved in various legal proceedings arising in the ordinary course of its business operations, including personal injury claims, employment and contractual matters and other disputes. The Company believes it has adequately provided for the settlement of such matters. Management believes any additional liability with respect to the above proceedings will not be material in the aggregate to the Company's consolidated financial position, results of operations or cash flows.

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

        On March 18, 2003, Reading International, Inc., Citadel Cinemas, Inc. and Sutton Hill Capital, LLC (collectively, the "Plaintiffs") filed a complaint and demand for jury trial in the United States District Court for the Southern District of New York against Oaktree Capital Management LLC, Onex Corporation, Regal, United Artists, UATC, Loews Cineplex Entertainment Corporation, Columbia Pictures Industries, Inc., The Walt Disney Company, Universal Studios, Inc., Paramount Pictures Corporation, Metro-Goldwyn-Mayer Distribution Company, Fox Entertainment Group, Inc., Dreamworks LLC, Stephen Kaplan and Bruce Karsh (collectively, the "Defendants") alleging various violations by the Defendants of federal and state antitrust laws and New York common law. The Plaintiffs allege, among other things, that the consolidation of the theatre industry has adversely impacted their ability to release first-run industry-anticipated top-grossing commercial films, and are seeking, among other things, a declaration that the Defendants' conduct is in violation of antitrust laws, damages, and equitable relief enjoining Defendants from engaging in future anticompetitive conduct. Management believes that the allegations are without merit and intends to defend vigorously the Plaintiffs' claims.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

        Some of the information in this Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements. In some cases you can identify these "forward-looking statements" by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

Overview

        UATC operates 1,472 screens in 181 theatres in 20 states as of March 27, 2003. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. During 2002, UATC changed its fiscal year, which formerly ended on the Thursday closest to December 31 each year, to conform to Regal's fiscal year. The Company's fiscal year now ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year. The new reporting period is also based on a calendar that coincides with film playweeks. This resulted in the first quarter of 2002 containing one less week of operating results compared to the first quarter of 2003.

        The Company generates revenues primarily from admissions and concession sales. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of the Company's theatres, vendor marketing programs and on-screen advertisements and rental of theatres for business meetings and other events generated by RCM, which is an affiliate of UATC. Direct theatre costs consist of film rental and advertising costs, costs of concessions and other theatre operating expenses. Film rental costs depend on the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film is in exhibition. Because the Company purchases certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Other theatre operating expenses consist primarily of theatre labor and occupancy costs.

Critical Accounting Policies

        Our significant accounting policies are described in Note 4 to the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 26, 2002 filed with the Securities and Exchange Commission on March 26, 2003 (File No. 033-49598). Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. The Company evaluates and modifies such estimates and assumptions on an ongoing basis, including but not limited to those related to film costs, property and equipment, income taxes and reorganization and purchase accounting. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company's reported and expected results.

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

  •
  We depreciate and amortize the components of our property and equipment on a straight-line basis over the estimated useful lives of the assets. The estimates of the assets' useful lives require our judgment and our knowledge of the assets being depreciated and amortized. When necessary, the assets' useful lives are revised and the impact on depreciation and amortization is recognized on a prospective basis. Actual values could differ materially from these estimates. In addition, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. When the future undiscounted cash flows of the operations to which the assets relate do not exceed the carrying value of the asset, the intangible assets are written down, followed by the other long-lived assets, to fair value.

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

Results of Operations for the Quarters ended March 27, 2003 and March 28, 2002

        The following table sets forth the percentage of total revenues represented by certain items included in the Company's unaudited condensed consolidated statements of operations for the quarters ended March 27, 2003 and March 28, 2002.

	Quarter ended March 27, 2003	Quarter ended March 28, 2002
Revenues:
Admissions	68.7%	68.0%
Concession sales	26.2	27.7
Other operating revenues	5.1	4.3

Total operating revenues	100.0	100.0
Operating expenses:
Film rental and advertising costs	34.4	35.2
Cost of concessions	3.7	3.4
Other theatre operating expenses	43.8	45.2
General and administrative expenses	3.0	3.6
Depreciation and amortization	4.6	5.9
Loss (gain) on disposal and impairments of operating assets	(0.9)	0.2
Restructure costs and amortization of deferred stock compensation	0.6	1.7

Total operating expenses	89.2	95.2

Operating income	10.8%	4.8%

  Total Revenues

        The following table summarizes revenues and revenue-related data for the quarters ended March 27, 2003 and March 28, 2002 (in millions, except averages):

	Quarter ended March 27, 2003	Quarter ended March 28, 2002
Admissions	$91.4	$84.3
Concession sales	34.9	34.3
Other operating revenues	6.7	5.3

Total operating revenues	$133.0	$123.9

Attendance	14.4	14.1
Average ticket price	$6.37	$5.98
Average concessions per patron	2.43	2.43

        Admissions.    Total admissions revenues increased $7.1 million, or 8.4%, to $91.4 million, for the thirteen weeks ended March 27, 2003 from $84.3 million for the twelve weeks ended March 28, 2002. The increase in admissions revenues during the quarter ended March 27, 2003 compared to the quarter ended March 28, 2002 was primarily attributable to a 2.1% increase in attendance and a 6.5% increase in the average ticket price. The increase in attendance was primarily the result of the extra week of operating results during the first quarter of 2003 as compared to the first quarter of 2002.

        Concessions.    Total concessions revenues increased $0.6 million, or 1.7%, to $34.9 million for the thirteen weeks ended March 27, 2003 from $34.3 million for the twelve weeks ended March 28, 2002. The increase in concessions revenues during the quarter ended March 27, 2003 compared to the quarter ended March 28, 2002 was primarily due to the extra week of operating results during the first quarter of 2003 compared to the first quarter of 2002.

        Other Operating Revenues.    Total other operating revenues increased $1.4 million, or 26.4%, to $6.7 million for the thirteen weeks ended March 27, 2003, from $5.3 million for the twelve weeks ended March 28, 2002. The increase in other operating revenues during the quarter ended March 27, 2003 compared to the quarter ended March 28, 2002 was primarily due to the classification of certain vendor programs to other operating revenues, along with the extra week of operating results during the first quarter of 2003 compared to the first quarter of 2002.

  Operating Expenses

        The following table summarizes certain theatre operating expenses for quarters ended March 27, 2003 and March 28, 2002 (in millions):

	Quarter ended March 27, 2003		Quarter ended March 28, 2002
	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	$45.8	50.1%	$43.6	51.7%
Cost of concessions(2)	5.0	14.3%	4.2	12.2%
Other theatre operating expenses(3)	58.3	43.8%	56.0	45.2%

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

        Film Rental and Advertising Costs.    Film rental and advertising costs increased $2.2 million, or 5.0%, to $45.8 million for the thirteen weeks ended March 27, 2003, from $43.6 million for the twelve weeks ended March 28, 2002. Film rental and advertising costs as a percentage of admissions revenue decreased to 50.1% during the quarter ended March 27, 2003 from 51.7% during the quarter ended March 28, 2002. The decrease in film rental and advertising costs as a percentage of admissions revenue during the thirteen weeks ended March 27, 2003 was primarily attributable to decreases in advertising costs resulting from the savings realized through the integration of the three theatre circuits during 2002, partially offset by the extra week of operating results during the first quarter of 2003 compared to the first quarter of 2002.

        Cost of Concessions.    Cost of concessions increased $0.8 million, or 19.0%, to $5.0 million for the thirteen weeks ended March 27, 2003, from $4.2 million for the twelve weeks ended March 28, 2002. Cost of concessions as a percentage of concessions revenue increased to 14.3% during the quarter ended March 27, 2003 as compared to 12.2% during the quarter ended March 28, 2002. The increase in concession costs as a percentage of concession revenue during thirteen weeks ended March 27, 2003 was primarily due to a change in concession contracts in the second quarter of 2002 related to certain concession rebates that are classified on the income statement as other operating revenue rather than a reduction of concession costs.

        Other Theatre Operating Expenses.    Other theatre operating expenses increased $2.3 million, or 4.1%, to $58.3 million for the thirteen weeks ended March 27, 2003 from $56.0 million for the twelve weeks ended March 28, 2002. Other theatre operating expenses as a percentage of total revenue decreased to 43.8% during the quarter ended March 27, 2003 from 45.2% during the quarter ended March 28, 2002. The decreases in other theatre operating expenses as a percentage of total revenue during thirteen weeks ended March 27, 2003 was primarily due to the savings realized through the integration of the three theatre circuits during 2002.

  Sale and Leaseback Rentals

        Sale and leaseback expense decreased $0.3 million, or 6.7%, to $4.2 million for the thirteen weeks ended March 27, 2003 from $4.5 million for the twelve weeks ended March 28, 2002. The decrease in sale and leaseback expense was due to the sale of certain underperforming properties during the first quarter of 2003.

  General and Administrative Expenses

        General and administrative expenses decreased $0.5 million, or 11.1%, to $4.0 million for the thirteen weeks ended March 27, 2003, from $4.5 million for the twelve weeks ended March 28, 2002. Included in general and administrative expenses for the thirteen weeks ended March 27, 2003 are management fee costs to Regal Cinemas, Inc. associated with the management agreement between Regal Cinemas, Inc. and UATC under which Regal Cinemas, Inc. manages the theatre operations of UATC. As a percentage of total revenues, general and administrative expenses decreased to 3.0% during the quarter ended March 27, 2003 from 3.6% during the quarter ended March 28, 2002. The decrease in general and administrative expenses during the thirteen weeks ended March 27, 2003 was primarily due to the combination of the three theatre companies' management under the Regal management group.

  Depreciation and Amortization

        Depreciation and amortization expenses decreased $1.2 million, or 16.4%, to $6.1 million for the thirteen weeks ended March 27, 2003, from $7.3 million for the twelve weeks ended March 28, 2002. The decrease in depreciation and amortization expenses during the thirteen weeks ended March 27, 2003 was primarily due to the closures and sales of certain under-performing theatres during 2002.

  Loss (Gain) on Disposal and Impairment of Operating Assets

        The Company evaluates assets for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, the Company recognizes an impairment charge in the amount by which the carrying value of the assets exceeds their fair market value. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose. The Company also sold properties relating to under-performing theatres and other non-theatre real estate, along with equipment from closed theatres that could not be used at other locations. UATC recorded a loss (gain) on the disposal and impairment of operating assets of ($1.2) million and $0.2 million for the thirteen weeks ended March 27, 2003 and the twelve weeks ended March 28, 2002, respectively.

  Restructure Costs

        Restructure costs relate to the Company's restructuring and severance plan charges associated with the combination of the Company with two other theatre companies also controlled by Regal. A total of $0.2 million and $2.1 million were recorded as restructuring costs for the thirteen weeks ended March 27, 2003 and the twelve weeks ended March 28, 2002, respectively. During the thirteen weeks ended March 27, 2003, amortization of deferred stock compensation of $0.6 million was recorded.

  Operating Income

        Operating income increased by $8.2 million to $14.2 million for the thirteen weeks ended March 27, 2003, from $6.0 million for the twelve weeks ended March 28, 2002. Operating income as a percentage of total revenues increased to 10.8% for the thirteen weeks ended March 27, 2003 from 4.8% for the twelve weeks ended March 28, 2002. The increase in operating income during the thirteen weeks ended March 27, 2003 was primarily attributable to the extra week of operating results during the first quarter of 2003 compared to the first quarter of 2002 and decreases in depreciation costs, general and administrative costs and restructure costs during the first quarter of 2003.

  Interest, Net

        Interest, net, increased $1.8 million, or 47.4%, to $5.6 million for the thirteen weeks ended March 27, 2003 from $3.8 million for the twelve weeks ended March 28, 2002. The increase in interest expense for the thirteen weeks ended March 27, 2003 was primarily due to the extra week of operating results during 2003 compared to 2002.

  Income Taxes

        Income taxes increased $2.6 million to a provision of $3.4 million for the thirteen weeks ended March 27, 2003 from $0.8 million for the twelve weeks ended March 28, 2002. The increase in income taxes for the thirteen weeks ended March 27, 2003 was primarily due to UATC's improved operating results during the first quarter of 2003. Furthermore, the Company has recorded a valuation allowance of $53.5 million against deferred tax assets at March 27, 2003 and December 26, 2002, against pre-acquisition deferred tax assets of UATC. The reduction in valuation allowance for 2002 related to the acquisition of UATC and was recorded as a reduction of goodwill rather than current period tax expense. Future reductions in the valuation allowance related to the acquisition of UATC will also reduce goodwill.

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

        The Company funds the cost of its capital expenditures through internally generated cash flow and cash on hand. The Company's capital requirements have historically arisen principally in connection with new theatre openings, adding new screens to existing theatres, upgrading the Company's theatre facilities and replacing equipment. The Company intends to continue to grow its theatre circuit through selective expansion. The Company currently expects capital expenditures for theatre development, expansion, upgrading, maintenance and replacements to approximate $25 million to $35 million in 2003.

During the thirteen weeks ended March 27, 2003, the Company invested $5.6 million in capital expenditures.

        As part of the Company's bankruptcy restructuring, debt was reduced from approximately $439.7 million under the Company's bank credit facility, as it existed before the Petition Date, to approximately $252.1 million under the Company's restructured term bank credit facility (the "Term Facility"). During fiscal year 2002, a portion of the proceeds from the public offering of Regal were loaned to the Parent by Regal to repay the Company's Term Facility. This debt was replaced by a note payable to the Parent, which is obligated under a substantially similar note payable to Regal. The note bears interest at a rate of 9.375% and matures in December 2006.

  Contractual Cash Obligations

        The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases. As of March 27, 2003, the Company's estimated contractual cash obligations over the next several years are as follows (amounts in millions):

	Total	Current	2-3 years	4-5 years	After 5 years
Contractual cash obligations
Long-term debt	$265.4	$0.4	$1.7	$263.3	$—
Capital lease obligations	2.6	0.1	0.2	0.3	2.0
Operating leases	936.1	72.8	144.5	138.2	580.6

Total contractual cash obligations	$1,204.1	$73.3	$146.4	$401.8	$582.6

        The Company believes that the amount of cash and cash equivalents on hand and cash flow expected from operations will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for at least 12 months.

Recent Accounting Pronouncements

        Effective December 27, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of the fair value of obligations associated with the retirement of long-lived assets when there is a legal obligation to incur such costs. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. The adoption of SFAS No. 143 did not have a material impact on the Company's financial position or results of operations.

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including the rescission of Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. The adoption of SFAS No. 145 did not have a material impact on the Company's financial position or results of operations.

        Effective December 27, 2002, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force ("EITF") Issue

No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 will continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the interpretation are required to be initially recorded at fair value, which is different from general current practice of recognition of a liability only when loss is probable and reasonably estimable, as prescribed in SFAS No. 5, "Accounting for Contingencies." The interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The adoption of this interpretation did not have a material impact on the Company's financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51." This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The adoption of this interpretation did not have a material impact on the Company's financial position or results of operations.

        In November of 2002, the EITF reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses the accounting for cash consideration given to a reseller of a vendor's products from a vendor. EITF 02-16 indicates that cash consideration received by a customer from a vendor is presumed to be a reduction in the price of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer's income statement. The EITF indicated that such presumption is overcome when the consideration is either (a) a reimbursement of costs incurred by the customer to sell the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the customer's income statement, or (b) a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue when recognized in the customer's income statement. The EITF also reached a consensus that a rebate or refund of a specified amount of cash consideration that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the customer toward earning the rebate or refund, provided the amounts are reasonably estimable. On December 27, 2002, the Company adopted EITF

02-16, effective with arrangements entered into or after November 21, 2002. Such adoption did not have a material impact on the Company's financial position or results of operations.

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

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        UATC's market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. As of March 27, 2003, the Company maintained no debt obligations bearing floating interest rates.

Item 4.
CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, our President and Treasurer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings relating to the Company (including its consolidated subsidiaries). There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation thereof.

PART II—OTHER INFORMATION

Item 1.
LEGAL PROCEEDINGS

        The Company and its subsidiaries are presently involved in various legal proceedings arising in the ordinary course of its business operations, including personal injury claims, employment and contractual matters and other disputes. The Company believes it has adequately provided for the settlement of such matters. Management believes any additional liability with respect to the above proceedings will not be material in the aggregate to the Company's consolidated financial position, results of operations or cash flows.

        On March 18, 2003, Reading International, Inc., Citadel Cinemas, Inc. and Sutton Hill Capital, LLC (collectively, the "Plaintiffs") filed a complaint and demand for jury trial in the United States District Court for the Southern District of New York against Oaktree Capital Management LLC, Onex Corporation, Regal, United Artists, UATC, Loews Cineplex Entertainment Corporation, Columbia Pictures Industries, Inc., The Walt Disney Company, Universal Studios, Inc., Paramount Pictures Corporation, Metro-Goldwyn-Mayer Distribution Company, Fox Entertainment Group, Inc., Dreamworks LLC, Stephen Kaplan and Bruce Karsh (collectively, the "Defendants") alleging various violations by the Defendants of federal and state antitrust laws and New York common law. The Plaintiffs allege, among other things, that the consolidation of the theatre industry has adversely impacted their ability to release first-run industry-anticipated top-grossing commercial films, and are seeking, among other things, a declaration that the Defendants' conduct is in violation of antitrust laws, damages, and equitable relief enjoining Defendants from engaging in future anticompetitive conduct. Management believes that the allegations are without merit and intends to defend vigorously the Plaintiffs' claims.

Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        By written consent in lieu of a special meeting dated as of March 24, 2003, United Artists, the sole shareholder of the Company, elected Michael L. Campell, Gregory W. Dunn and Amy E. Miles to serve as the directors of the Company. No other directors continued in office after March 24, 2003.

Item 6.
EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

Exhibit Number	Description
99.1	Written Statement of President and Vice President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
  (b)
  Reports on Form 8-K:

        None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED ARTISTS THEATRE CIRCUIT, INC.
Date: May 12, 2003	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell President and Chairman of the Board
Date: May 12, 2003	By:	/s/ AMY E. MILES Amy E. Miles Vice President and Treasurer

CERTIFICATIONS

Certification by the President and Chairman of the Board of United Artist Theatre Circuit, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        I, Michael L. Campbell, President and Chairman of the Board (principal executive officer) of United Artists Theatre Circuit, Inc. (the "Company"), hereby certify that:

        (1)   I have reviewed this quarterly report on Form 10-Q of the Company;

        (2)   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        (3)   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the periods presented in this quarterly report;

        (4)   The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          (a)   designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)   evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        (5)   The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

          (a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

        (6)   The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ MICHAEL L. CAMPBELL Michael L. Campbell President and Chairman of the Board

Certification by the Vice President and Treasurer of United Artist Theatre Circuit, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        I, Amy E. Miles, Vice President and Treasurer (principal financial officer) of United Artist Theatre Circuit, Inc. (the "Company"), hereby certify that:

        (1)   I have reviewed this quarterly report on Form 10-Q of the Company;

        (2)   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        (3)   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the periods presented in this quarterly report;

        (4)   The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          (a)   designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)   evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        (5)   The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

          (a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

        (6)   The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ AMY E. MILES Amy E. Miles Vice President and Treasurer

UNITED ARTISTS THEATRE CIRCUIT, INC.

Exhibit Index

Exhibit Number	Description
99.1	Written Statement of President and Vice President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in millions, except share data)
UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in millions)
UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in millions)
UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
Exhibit Index