Form 10-Q
period 2003-06-26
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2003-08-11
CIK 889570

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2003

Commission file number: 033-49598

UNITED ARTISTS THEATRE CIRCUIT, INC.
(Exact name of registrant as Specified in its Charter)

Maryland	13-1424080
(State or Other Jurisdiction of Incorporation or Organization)	(Internal Revenue Service Employer Identification Number)

7132 Regal Lane Knoxville, TN	37918
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

The number of shares outstanding of $1.00 par value common stock at August 11, 2003 was 100 shares.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(Amounts in millions, except share data)

	June 26, 2003	December 26, 2002
Assets
Current assets:
Cash and cash equivalents	$47.2	$57.0
Receivables, net	0.2	11.5
Prepaid expenses, concession inventory and other	8.4	10.0

Total current assets	55.8	78.5
Investments and other current assets	2.3	2.5
Assets held for sale	0.2	—
Property and equipment, at cost:
Land	12.9	10.5
Theatre buildings, equipment and other	137.2	248.2

	150.1	258.7
Less accumulated depreciation and amortization	(34.1)	(45.6)

	116.0	213.1
Goodwill and intangible assets	35.2	116.8
Other assets, net	0.8	1.7

Total assets	$210.3	$412.6

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$20.7	$31.2
Accrued and other liabilities	19.9	21.5
Current portion of long-term debt	0.5	0.5

Total current liabilities	41.1	53.2
Long-term debt	7.1	7.3
Deferred income taxes	55.6	1.0
Note payable to parent including accrued interest	—	254.7
Other liabilities	5.6	8.3

Total liabilities	109.4	324.5
Minority interests in equity of consolidated subsidiaries	3.3	2.8
Stockholder's equity
Preferred stock (5,000,000 authorized shares, no shares issued and outstanding)	—	—
Common stock (1,000 authorized shares; 100 shares issued and outstanding $1.00 par value)	—	—
Additional paid-in capital	77.8	103.8
Retained earnings	26.9	18.3
Related party receivables	(7.1)	(36.8)

Total stockholder's equity	97.6	85.3

Total liabilities and stockholders equity	$210.3	$412.6

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(Amounts in millions)

	Thirteen Weeks Ended June 26, 2003	Thirteen Weeks Ended June 27, 2002	Twenty-six Weeks Ended June 26, 2003	Twenty-five Weeks Ended June 27, 2002
Revenue:
Admissions	$84.2	$108.6	$175.6	$192.9
Concession sales	33.7	46.3	68.6	80.5
Other operating revenue	5.7	5.2	12.3	10.5

Total revenue	123.6	160.1	256.5	283.9

Costs and expenses:
Film rental and advertising expenses	46.2	60.8	92.0	104.5
Cost of concessions	4.8	6.8	9.7	10.8
Other theatre operating expenses	47.7	54.3	101.8	105.7
Sale and leaseback rentals	4.2	4.6	8.4	9.2
General and administrative	3.8	3.2	7.8	7.7
Depreciation and amortization	5.5	7.3	11.6	14.6
Loss on disposal and impairment of operating assets	1.2	0.6	—	0.8
Restructure costs and amortization of deferred stock compensation	0.7	0.7	1.5	2.8

Total operating expenses	114.1	138.3	232.8	256.1

Operating income	9.5	21.8	23.7	27.8
Other income (expense):
Interest expense, net	(3.7)	(4.8)	(9.3)	(8.6)
Minority interests in earnings of consolidated subsidiaries	(0.2)	(0.3)	(0.4)	(0.2)
Loss on extinguishment of debt	—	(1.4)	—	(1.4)
Other, net	0.1	(0.6)	0.2	(1.0)

	(3.8)	(7.1)	(9.5)	(11.2)

Income before income tax expense	5.7	14.7	14.2	16.6
Income tax expense	(2.2)	(7.2)	(5.6)	(7.9)

Net income	$3.5	$7.5	$8.6	$8.7

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Amounts in millions)

	Twenty-six Weeks Ended June 26, 2003	Twenty-five Weeks Ended June 27, 2002
Net income	$8.6	$8.7
Adjustments to reconcile net income to cash provided by operating activities:
Effect of leases with escalating minimum annual rentals	1.0	1.3
Depreciation and amortization	11.6	14.6
Loss on disposal and impairment of operating assets	—	0.8
Amortization of deferred stock compensation	1.2	0.6
Minority interests in earnings of consolidated subsidiaries	0.4	0.2
Loss on extinguishment of debt	—	1.4
Deferred income taxes	6.0	3.1
Change in assets and liabilities:
Receivables	3.7	4.7
Prepaid expenses and concession inventory	(2.4)	11.6
Other assets	—	(0.5)
Accounts payable	(6.0)	(12.7)
Accrued and other liabilities	5.4	2.3

Net cash provided by operating activities	29.5	36.1

Cash flow from investing activities:
Capital expenditures	(8.4)	(12.1)
Proceeds from the disposition of assets, net	4.1	1.1
Proceeds from the sale of certain theatre assets to UATG	311.4	—
Decrease in reimbursable construction advances	7.3	—
Other, net	0.3	—

Net cash provided by (used in) investing activities	314.7	(11.0)

Cash flow from financing activities:
Increase in note payable to the parent	9.1	0.2
Debt repayments	(0.2)	(0.7)
Increase (decrease) in cash overdraft	(3.8)	3.7
Decrease (increase) in related party receivables	9.7	(1.9)
Dividend to parent	(105.0)	—
Payment of affiliate note payable plus interest to the parent	(263.8)	—

Net cash provided by (used in) financing activities	(354.0)	1.3

Net cash used in reorganization items	—	(0.4)

Net increase (decrease) in cash and cash equivalents	(9.8)	26.0
Cash and cash equivalents:
Beginning of period	57.0	23.5

End of period	$47.2	$49.5

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 26, 2003

(1) The Company and Basis of Presentation

        United Artists Theatre Company ("the Parent" or "United Artists"), a Delaware corporation, is the parent company of United Artists Theatre Circuit, Inc. ("we," "us," "our," the "Company" or "UATC") and United Artists Realty Company ("UAR"), which is the parent company of United Artists Properties I Corp. ("Prop I") and United Artists Properties II Corp. ("Prop II"). UATC leases certain theatres from both UAR and one of UAR's wholly owned subsidiaries, Prop I. The terms UATC and the Company shall be deemed to include the respective subsidiaries of such entity when used in discussions included herein regarding the current operations or assets of such entity.

        The accompanying consolidated financial statements include the accounts of the Company and those of all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        UATC operates 1,018 screens in 131 theatres in 21 states as of June 26, 2003. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. During 2002, UATC changed its fiscal year, which formerly ended on the Thursday closest to December 31 each year, to conform to Regal Entertainment Group's fiscal year. The Company's fiscal year now ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year. The new reporting period is also based on a calendar that coincides with film playweeks. This resulted in the first quarter of 2002 containing one less week of operating results compared to the first quarter of 2003.

        The Company became a subsidiary of Regal Entertainment Group ("REG" or "Regal") on April 12, 2002 in conjunction with an exchange transaction in which REG, through its wholly owned subsidiary Regal Entertainment Holdings, Inc. ("REH"), also acquired Edwards Theatres, Inc. ("Edwards"), Regal Cinemas Corporation and Regal CineMedia Corporation ("RCM"). REG is controlled by The Anschutz Corporation and its subsidiaries ("TAC"), which controlled each of us, Edwards, Regal Cinemas Corporation, United Artists and RCM prior to REG's acquisition of us and them in the exchange transaction. In May 2002, REG issued 18.0 million shares of its Class A common stock in an initial public offering at a price of $19.00 per share, receiving aggregate net offering proceeds, net of underwriting discounts, commissions and offering expenses, of $314.8 million.

        In connection with Regal's acquisition of its subsidiaries, Regal Cinemas, Inc., an indirect subsidiary of Regal, agreed to manage the theatre operations of UATC and its subsidiaries pursuant to a management agreement.

        In August 2002, REH acquired the remaining outstanding shares of common stock of United Artists held by the United Artists minority stockholders and warrants to purchase shares of common stock of United Artists held by various institutional holders for approximately $34.0 million. Immediately prior to the acquisition, the common stock of United Artists was the only outstanding class of voting stock, of which the minority stockholders owned approximately 9.9%, and REH owned the remaining 90.1%. As a result of this transaction, United Artists became a wholly owned subsidiary of REH.

        On March 28, 2003, as part of an acquisition by REG of Hoyts Cinemas Corporation ("Hoyts"), two theatre locations and 20 screens were contributed to UATC and recorded as a capital contribution totaling approximately $12.4 million. The capital contribution was recorded in the accompanying unaudited condensed consolidated balance sheet as of June 26, 2003. The results of operations of the two Hoyts theatres are reflected on the accompanying unaudited condensed consolidated statements of operations from March 28, 2003.

        On June 6, 2003, UATC completed the sale of certain leased theatres consisting of 46 theatres and 438 screens in 11 states and certain other assets under construction to United Artists Theatre Group ("UATG"), a wholly owned subsidiary of REH, for total cash consideration of approximately $291.4 million, pursuant to an asset purchase agreement between UATG and UATC. Also on June 6, 2003, UATG and Prop I entered into a purchase and sale agreement under which Prop I sold its right, title and interest in certain owned theatre properties to UATG for total cash consideration of approximately $20.0 million. With the proceeds of the sale of such properties, Prop I effected a payment of $20.0 million on its outstanding indebtedness to UATC. The purchase price for the leased theatres was based on a valuation of the operations of the leased theatres on an ongoing basis and the purchase price for the owned theatre properties was based on the appraised value for such properties.

        In connection with the series of transactions described above, UATC used the proceeds from the sale of the theatre assets of approximately $291.4 million and the $20.0 million repayment from Prop I along with cash on hand of approximately $57.4 million to (i) repay its outstanding indebtedness of approximately $263.8 million under a note payable to United Artists and (ii) effect a cash dividend of approximately $105.0 million to United Artists.

        The Company has prepared the unaudited condensed consolidated balance sheet as of June 26, 2003 and the unaudited condensed consolidated statements of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 26, 2002 information is derived from the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2002 filed with the Securities and Exchange Commission on March 26, 2003 (File No. 033-49598). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements. The results of operations for the thirteen weeks and twenty-six weeks ended June 26, 2003 are not necessarily indicative of the operating results that may be achieved for the full 2003 fiscal year.

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

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including the rescission of Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. In connection with the adoption of SFAS No. 145, the Company reclassified to continuing operations the $1.4 million loss on debt extinguishment recognized in fiscal 2002.

        Effective December 27, 2002, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.) ("EITF 94-3"). Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 will continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in practice in the accounting for a number of mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 will have a material impact on our financial position, cash flows or results of operations.

(3) Long-Term Debt

        Long-term debt is summarized as follows (amounts in millions):

	June 26, 2003	December 26, 2002
Note Payable to Parent including accrued interest(a)	—	254.7
Other(b)	7.6	7.8

	7.6	262.5
Less current portion	(0.5)	(0.5)

Long-term debt	$7.1	$262.0

(a)
The related party payable represented a note payable to the Parent, which was obligated under substantially similar note payable to Regal. The note payable to the Parent bore interest at a rate of 9.375% and was to mature in December 2006. UATC used the proceeds from the sale of the theatre assets to UATG, described in Note 1, to repay the principal and all unpaid and accrued interest on the note payable of approximately $263.8 million on June 6, 2003.

(b)
Other debt includes $2.6 million of capital lease obligations, $1.2 million of payment-in-kind notes, $0.2 million of unsecured creditor notes and $3.6 million of mortgages secured by land and buildings as of June 26, 2003 and $2.6 million of capital lease obligations, $1.2 million of payment-in-kind notes, $0.2 million of unsecured creditor notes and $3.8 million of mortgages secured by land and buildings as of December 26, 2002.

(4) Related Party Transactions

        UATC leases certain of its theatres from UAR and Prop I in accordance with two master leases (the "Master Leases"). The Master Leases provide for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre. In order to fund the cost of additions and/or renovations to the theatres leased by UATC from UAR or Prop I, UATC has periodically made advances to UAR. As part of the application of fresh-start reporting the receivable was reclassified from other assets to stockholder's equity and interest no longer accrues on this account. The receivable will be reduced upon any sale of properties by UAR and Prop I, with UATC receiving the net proceeds of the sale. As described in Note 1, Prop I used the proceeds from the sale of its interest in certain owned theatre properties to UATG to repay $20.0 million on its outstanding indebtedness to UATC.

        Regal Cinemas, Inc. manages the theatre operations of UATC pursuant to the terms of a management agreement. During the thirteen weeks and twenty-six weeks ended June 26, 2003, UATC recorded management fee expenses of approximately $3.2 million and $6.4 million related to this agreement. Such fees have been recorded in the accompanying unaudited condensed consolidated statement of operations for the thirteen weeks and twenty-six weeks ended June 26, 2003 as a component of "General and Administrative" expenses.

        Please see Note 1 for a description of certain other related party transactions that were effected during the quarter, including the description of REH's contribution to UATC of certain Hoyts assets,

UATC's sale of leased theatres and Prop I's sale of owned theatres to UATG, UATC's repayment of a note payable to United Artists and UATC's payment of a cash dividend to United Artists.

(5) Sale—Leaseback Transactions

        In December 1995, UATC entered into a sale and leaseback transaction whereby the land and buildings underlying 27 of its operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. The transaction requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. Several of its properties included in the sale and leaseback transaction have been determined by UATC to be economically obsolete for theatre use. As of June 26, 2003, 25 theatres were subject to the transaction. UATC amended the lease on March 7, 2001 to allow UATC to terminate the master lease with respect to the obsolete properties, to allow the owner trustee to sell those properties and pay down the underlying debt (at a discount to par through September 2002 and par thereafter) and to reduce the amount of rent paid by UATC on the lease. Included in the 2001 amendment is a $35.0 million cap on the ability to sell properties. Through June 26, 2003 approximately $13.6 million of this cap has been utilized through theatre sales. Three additional properties which are no longer operational are being marketed for sale. The Company evaluates the remaining theatres on an ongoing basis. Approximately $82.9 million in principal amount of pass-through certificates were outstanding as of June 26, 2003.

        In connection with the 1995 sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends.

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

(6) Income Taxes

        The provision for income taxes of $2.2 million and $5.6 million for the thirteen weeks and twenty-six weeks ended June 26, 2003 reflect effective tax rates of approximately 38.6% and 39.4%, respectively. The provision for income taxes of $7.2 million and $7.9 million for the thirteen weeks and twenty-five weeks ended June 27, 2002 reflect effective tax rates of approximately 49.0% and 47.6%, respectively.

        In connection with the sale of theatres to UATG on June 6, 2003, as described in Note 1, the company recorded deferred tax liability in the amount of $74.2 million.

        In assessing the valuation of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance of $28.2 million and $53.5 million respectively, against deferred tax assets at June 26, 2003 and December 26, 2002, as management believes it more likely than not that such deferred tax asset amounts would not be realized in future tax periods. The valuation allowance relates to pre-acquisition deferred tax assets of UATC. Accordingly, future reductions in the valuation allowance will reduce goodwill related to the acquisition of UATC. During the quarter ended June 26, 2003, management concluded that it was more likely than not that approximately $25.3 million of pre-acquisition deferred tax assets would be realized. As a result, the valuation allowance and goodwill were reduced by such amount.

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

  Overview

        UATC operates 1,018 screens in 131 theatres in 21 states as of June 26, 2003. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. During 2002, UATC changed its fiscal year, which formerly ended on the Thursday closest to December 31 each year, to conform to Regal's fiscal year. The Company's fiscal year now ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year. The new reporting period is also based on a calendar that coincides with film playweeks. This resulted in the first quarter of 2002 containing one less week of operating results compared to the first quarter of 2003.

        On March 28, 2003, as part of an acquisition by REG of Hoyts, two theatre locations and 20 screens were contributed to UATC and recorded as a capital contribution totaling approximately $12.4 million. The capital contribution was recorded in the accompanying unaudited condensed consolidated balance sheet as of June 26, 2003. The results of operations of the two Hoyts theatres are reflected in the unaudited condensed consolidated statements of operations from March 28, 2003.

        On June 6, 2003, UATC completed the sale of certain leased theatres consisting of 46 theatres and 438 screens in 11 states and certain other assets under construction to UATG, for total cash consideration of approximately $291.4 million, pursuant to an asset purchase agreement between UATG and UATC. Also on June 6, 2003, UATG and Prop I entered into a purchase and sale agreement under which Prop I sold its right, title and interest in certain owned theatre properties to UATG for total cash consideration of approximately $20.0 million. With the proceeds of the sale of such properties, Prop I effected a payment of $20.0 million on its outstanding indebtedness to UATC. The purchase price for the leased theatres was based on a valuation of the operations of the leased theatres on an ongoing basis and the purchase price for the owned theatre properties was based on the appraised value for such properties.

        In connection with the series of transactions described above, UATC used the proceeds from the sale of the theatre assets of approximately $291.4 million and the $20.0 million repayment from Prop I along with cash on hand of approximately $57.4 million to (i) repay its outstanding indebtedness of approximately $263.8 million under a note payable to United Artists and (ii) effect a cash dividend of approximately $105.0 million to United Artists.

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

  Critical Accounting Policies

        Our significant accounting policies are described in Note 4 to the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 26, 2002 filed with the Securities and Exchange Commission on March 26, 2003 (File No. 033-49598). Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. The Company evaluates and modifies such estimates and assumptions on an ongoing basis, including but not limited to those related to film costs, property and equipment, income taxes and reorganization and purchase accounting. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to the Unaudited Condensed Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company's reported and expected results.

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

Results of Operations

        The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items included in the unaudited condensed consolidated statements of operations:

	Thirteen Weeks Ended June 26, 2003	Thirteen Weeks Ended June 27, 2002	Twenty-six Weeks Ended June 26, 2003	Twenty-five Weeks Ended June 27, 2002
Revenues:
Admissions	68.1%	67.8%	68.5%	67.9%
Concessions	27.3	28.9	26.7	28.4
Other operating revenues	4.6	3.3	4.8	3.7

Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	37.4	38.0	35.9	36.8
Cost of concessions	3.9	4.2	3.8	3.8
Other Theatre operating expenses	42.0	36.8	43.0	40.5
General and administrative expenses	3.1	2.0	3.0	2.7
Depreciation and amortization	4.4	4.6	4.5	5.1
Loss on disposal and impairments of operating assets	1.0	0.4	—	0.3
Restructure costs and amortization of deferred stock compensation	0.5	0.4	0.6	1.0

Total operating expenses	92.3	86.4	90.8	90.2

Operating income	7.7%	13.6%	9.2%	9.8%

Total Revenues

        The following table summarizes revenues and revenue-related data for the thirteen weeks and twenty-six weeks ended June 26, 2003 and the thirteen weeks and twenty-five weeks ended June 27, 2002 (in millions, except averages):

	Thirteen Weeks Ended June 26, 2003	Thirteen Weeks Ended June 27, 2002	Twenty-six weeks ended June 26, 2003	Twenty-five weeks ended June 27, 2002
Admissions	$84.2	$108.6	$175.6	$192.9
Concessions	33.7	46.3	68.6	80.5
Other operating revenues	5.7	5.2	12.3	10.5

Total operating revenues	$123.6	$160.1	$256.5	$283.9

Attendance	13.0	18.0	27.3	32.1
Average ticket price	$6.50	$6.01	$6.43	$6.00
Average concessions per patron	2.60	2.55	2.51	2.50

Admissions.

        Total admissions revenues decreased $24.4 million, or 22.5%, to $84.2 million, for the thirteen weeks ended June 26, 2003, from $108.6 million for the thirteen weeks ended June 27, 2002. The decrease in admissions revenues during the thirteen weeks ended June 26, 2003 compared to the thirteen weeks ended June 27, 2002 was primarily attributable to a 27.8% decrease in attendance, partially offset by a 8.2% increase in average ticket prices. The decrease in attendance was primarily the result of the sale of the 46 theatres to UATG on June 6, 2003 and a decline in the industry box office results for the second quarter 2003 period, partially offset by the inclusion of the two Hoyts theatres from March 28, 2003. Also, the closure of underperforming theatres during the twelve month period ended June 26, 2003 had a negative impact on the attendance results for the thirteen weeks ended June 26, 2003 compared with the attendance results for the thirteen weeks ended June 27, 2002.

        Total admissions revenues decreased $17.3 million, or 9.0%, to $175.6 million, for the twenty-six weeks ended June 26, 2003 from $192.9 million for the twenty-five weeks ended June 27, 2002. The decrease in admissions revenues during the twenty-six weeks ended June 26, 2003 compared to the twenty-five weeks ended June 27, 2002 was primarily attributable to a 15.0% decrease in attendance, partially offset by a 7.2% increase in average ticket prices. The decrease in attendance was primarily the result of the sale of the 46 theatres to UATG on June 6, 2003 and a decline in the industry box office results for the fiscal 2003 period, partially offset by one extra week of operating results during the fiscal 2003 period as compared to the fiscal 2002 period and the inclusion of the two Hoyts theatres from March 28, 2003.

Concessions.

        Total concessions revenues decreased $12.6 million, or 27.2%, to $33.7 million for the thirteen weeks ended June 26, 2003 from $46.3 million for the thirteen weeks ended June 27, 2002. The decrease in concessions revenues during the thirteen weeks ended June 26, 2003 compared to the thirteen weeks ended June 27, 2002 was primarily due to the lower attendance, which was attributable to the sale of the 46 theatres to UATG on June 6, 2003 and a decline in the industry box office results for the second quarter 2003 period, partially offset by a 2.0% increase in the average concession sale per patron and the inclusion of the two Hoyts theatres from March 28, 2003.

        Total concessions revenues decreased $11.9 million, or 14.8%, to $68.6 million for the twenty-six weeks ended June 26, 2003 from $80.5 million for the twenty-five weeks ended June 27, 2002.The decrease in concessions revenues during the twenty-six weeks ended June 26, 2003 compared to the twenty-five weeks ended June 27, 2002 was primarily due to the lower attendance, which was attributable to the sale of the 46 theatres to UATG on June 6, 2003 and a decline in the industry box office results for the fiscal 2003 period, partially offset by a 0.4% increase in the average concession sale per patron and one extra week of operating results during the fiscal 2003 period as compared to the fiscal 2002 period and the inclusion of the two Hoyts theatres from March 28, 2003.

Other Operating Revenues.

        Total other operating revenues increased $0.5 million or 9.6%, to $5.7 million for the thirteen weeks ended June 26, 2003 from $5.2 million for the thirteen weeks ended June 27, 2002. Total other operating revenues increased $1.8 million, or 17.1%, to $12.3 million for the twenty-six weeks ended June 26, 2003, from $10.5 million for the twenty-five weeks ended June 27, 2002. Included in other operating revenues are on-screen advertising revenues and other marketing revenues from certain of the Company's vendor marketing programs. The increase in other operating revenues was primarily due to increases in advertising revenues generated by Regal CineMedia, along with one extra week of operating results during the fiscal 2003 period compared to the fiscal 2002 period and the inclusion of the two Hoyts theatres from March 28, 2003, partially offset by the sale of the 46 theatres to UATG on June 6, 2003. Also, to a lesser extent, increases in the Company's revenues from vendor marketing programs during the second quarter 2003 and fiscal 2003 period contributed to the increase in other operating revenues.

Operating Expenses

        The following table summarizes theatre operating expenses for the thirteen weeks and twenty-six weeks ended June 26, 2003 and the thirteen weeks and twenty-five weeks ended June 27, 2002 (dollars in millions):

	Thirteen Weeks Ended June 26, 2003		Thirteen Weeks Ended June 27, 2002		Twenty-six weeks ended June 26, 2003		Twenty-five weeks ended June 27, 2002
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	46.2	54.9	60.8	56.0	92.0	52.4	104.5	54.2
Cost of concessions(2)	4.8	14.2	6.8	14.7	9.7	14.1	10.8	13.4
Other theatre operating expenses(3)	47.7	38.6	54.3	33.9	101.8	39.7	105.7	37.2
Sale and leaseback rentals(3)	4.2	3.4	4.6	2.9	8.4	3.3	9.2	3.2
General and Administrative expenses(3)	3.8	3.1	3.2	2.0	7.8	3.0	7.7	2.7

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs.

        Film rental and advertising costs decreased $14.6 million, or 24.0%, to $46.2 million for the thirteen weeks ended June 26, 2003, from $60.8 million for the thirteen weeks ended June 27, 2002. Film rental and advertising costs as a percentage of admissions revenue decreased by 1.1% to 54.9% for the thirteen weeks ended June 26, 2003 from 56.0% for the thirteen weeks ended June 27, 2002. Film rental and advertising costs decreased $12.5 million, or 12.0%, to $92.0 million for the twenty-six weeks ended June 26, 2003, from $104.5 million for the twenty-five weeks ended June 27, 2002. Film rental and advertising costs as a percentage of admissions revenue decreased by 1.8% to 52.4% for the twenty-six weeks ended June 26, 2003 from 54.2% for the twenty-five weeks ended June 27, 2002. The decrease in film rental and advertising costs during the second quarter 2003 and fiscal 2003 periods was primarily attributable to lower box office revenues, which in turn translated into lower film rental costs, as a result of the sale of the 46 theatres to UATG on June 6, 2003 and a general decline in the industry box office results for the second quarter 2003 and fiscal 2003 periods, partially offset by one extra week of operating results during the fiscal 2003 period as compared to the fiscal 2002 period and the inclusion of the two Hoyts theatres from March 28, 2003.

Cost of Concessions.

        Cost of concessions decreased $2.0 million, or 29.4%, to $4.8 million for the thirteen weeks ended June 26, 2003 from $6.8 million for the thirteen weeks ended June 27, 2002. Cost of concessions as a percentage of concessions revenues decreased to 14.2% for the thirteen weeks ended June 26, 2003 as compared to 14.7% for the thirteen weeks ended June 27, 2002. The decrease in concession costs as a percentage of concessions revenue was primarily due to the sale of the 46 theatres to UATG with an average concession cost as a percentage of concession revenue that was higher than the overall Company's average due to the sale of specialty food items which had slightly higher food costs in the 46 sold theatres, along with the realization of operating efficiencies realized through the combination of the theatre companies' under the one Regal purchasing group during 2002.

        Cost of concessions decreased $1.1 million, or 10.2%, to $9.7 million for the twenty-six weeks ended June 26, 2003 from $10.8 million for the twenty-five weeks ended June 27, 2002. Cost of concessions as a percentage of concessions revenues increased to 14.1% for the twenty-six weeks ended June 26, 2003 as compared to 13.4% for the twenty-five weeks ended June 27, 2002. The increase in concession costs as a percentage of concessions revenue was primarily due to a change in concession contracts in the second quarter of 2002 related to certain concession rebates that are classified on the income statement as other operating revenues rather than a reduction of concession costs, partially offset by the realization of operating efficiencies realized through the combination of the theatre companies' under the one Regal purchasing group during 2002.

Other Theatre Operating Expenses.

        Other theatre operating expenses decreased $6.6 million, or 12.2%, to $47.7 million for the thirteen weeks ended June 26, 2003 from $54.3 million for the thirteen weeks ended June 27, 2002. Other theatre operating expenses as a percentage of total revenues increased to 38.6% for the thirteen weeks ended June 26, 2003 from 33.9% for the thirteen weeks ended June 27, 2002. Other theatre operating expenses decreased $3.9 million, or 3.7%, to $101.8 million for the twenty-six weeks ended June 26, 2003 from $105.7 million for the twenty-five weeks ended June 27, 2002. Other theatre operating expenses as a percentage of total revenues increased to 39.7% for the twenty-six weeks ended June 26, 2003 from 37.2% for the twenty-five weeks ended June 27, 2002. The increase in other theatre operating expenses as a percentage of total revenues in the second quarter of 2003 and the fiscal 2003 period was primarily attributable to incremental costs associated with the inclusion of the two Hoyts theatres from March 28, 2003 and to certain Company operating costs that are fixed in nature for the remaining UATC locations as of June 26, 2003. Such increases are partially offset by operating efficiencies realized through the 2002 integration of the theatre companies under Regal.

Sale and Leaseback Rentals

        Sale and leaseback expenses decreased $0.4 million, or 8.7%, to $4.2 million for the thirteen weeks ended June 26, 2003 from $4.6 million for the thirteen weeks ended June 27, 2002. Sale and leaseback expenses decreased $0.8 million, or 8.7%, to $8.4 million for the twenty-six weeks ended June 26, 2003 from $9.2 million for the twenty-five weeks ended June 27, 2002. The decrease in sale and leaseback expense in the second quarter 2003 and the fiscal 2003 period was due to the sale of certain underperforming properties during the preceding twelve month period ended June 26,2003.

General and Administrative Expenses

        General and administrative expenses increased $0.6 million, or 18.8%, to $3.8 million for the thirteen weeks ended June 26, 2003, from $3.2 million for the thirteen weeks ended June 27, 2002. As a percentage of total revenues, general and administrative expenses were approximately 3.1% and 2.0% for the thirteen weeks ended June 26, 2003 and June 27, 2002, respectively. General and administrative expenses increased $0.1 million, or 1.3%, to $7.8 million for the twenty-six weeks ended June 26, 2003, from $7.7 million for the twenty-five weeks ended June 27, 2002. As a percentage of total revenues, general and administrative expenses were approximately 3.0% and 2.7% for the twenty-six weeks ended June 26, 2003 and the twenty-five weeks ended June 27, 2002, respectively. Included in general and administrative expenses for the thirteen weeks and twenty-six weeks ended June 26, 2003 are management fee costs to Regal Cinemas, Inc. associated with the management agreement between Regal Cinemas, Inc. and UATC under which Regal Cinemas, Inc. manages the theatre operations of UATC. The increase in general and administrative expenses during the second quarter 2003 and fiscal period 2003 was primarily due to the management fee costs incurred during such periods.

Depreciation and Amortization

        Depreciation and amortization expenses decreased $1.8 million, or 24.7%, to $5.5 million for the thirteen weeks ended June 26, 2003, from $7.3 million for the thirteen weeks ended June 27, 2002. Depreciation and amortization expenses decreased $3.0 million, or 20.5%, to $11.6 million for the twenty-six weeks ended June 26, 2003, from $14.6 million for the twenty-five weeks ended June 27, 2002. The decrease in depreciation and amortization expenses during the thirteen weeks and twenty-six weeks ended June 26, 2003 was primarily due to the closures and sales of certain under-performing theatres during the preceding twelve month period ended June 26,2003 and the sale of the 46 theatres to UATG.

Loss on Disposal and Impairment of Operating Assets

        The company evaluates assets for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, the Company recognizes an impairment charge in the amount by which the carrying value of the asset exceeds their fair market value. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose. The Company also sold properties relating to under-performing theatres and other non-theatre real estate, along with equipment from closed theatres that could not be used at other locations. UATC recorded a loss on the disposal and impairment of operating assets of $1.2 million, $0.6 million and $0.8 million for the thirteen weeks ended June 26, 2003, the thirteen weeks ended June 27, 2002 and the twenty-five weeks ended June 27, 2002, respectively.

Restructure Costs and Amortization of Deferred Stock Compensation

        Restructure costs relate to the company's restructuring and severance plan charges associated with the combination of the Company with other theatre companies also controlled by Regal. A total of $0.0 million and $0.2 million was recorded as restructuring costs for the thirteen weeks ended June 26, 2003 and June 27, 2002, respectively. A total of $0.2 million and $2.3 million were recorded as restructuring costs for the twenty-six weeks ended June 26, 2003 and the twenty-five weeks ended June 27, 2002, respectively. During the thirteen weeks ended June 26 2003, and June 27, 2002, amortization of deferred stock compensation of $0.7 million and $0.5 million, respectively, was recorded. During the twenty-six weeks ended June 26, 2003 and the twenty-five weeks ended June 27, 2002, amortization of deferred stock compensation of $1.3 million and $0.5 million, respectively, was recorded.

Operating Income

        Operating income decreased by $12.3 million to $9.5 million for the thirteen weeks ended June 26, 2003, from $21.8 million for the thirteen weeks ended June 27, 2002. Operating income decreased by $4.1 million to $23.7 million for the twenty-six weeks ended June 26, 2003, from $27.8 million for the twenty-five weeks ended June 27, 2002. Operating income as a percentage of total revenues decreased to 7.7% for the thirteen weeks ended June 26, 2003 from 13.6% for the thirteen weeks ended June 27, 2002. Operating income as a percentage of total revenues decreased to 9.2% for the twenty-six weeks ended June 26, 2003 from 9.8% for the twenty-five weeks ended June 27, 2002. The decrease in operating income during the second quarter 2003 and fiscal period 2003 was primarily attributable to a decrease in revenues and expenses resulting from the sale of the 46 theatres to UATG, partially offset by the extra week of operating results during the 2003 fiscal period compared to the 2002 fiscal period and the inclusion of the two Hoyts theatres from March 28, 2003.

Interest Expense, Net

        Interest expense, net, decreased $1.1 million, or 22.9%, to $3.7 million for the thirteen weeks ended June 26, 2003 from $4.8 million for the thirteen weeks ended June 27, 2002. Interest expense, net, increased $0.7 million, or 8.1%, to $9.3 million for the twenty-six weeks ended June 26, 2003 from $8.6 million for the twenty-five weeks ended June 27, 2002. The decrease in interest expense during the second quarter 2003 was primarily due to the Company's repayment of the note payable to the Parent in May 2003 as a result of the theatres sold to UATG. The increase in interest expense during the 2003 fiscal period was primarily due to the extra week of operating results during the 2003 fiscal period compared to the 2002 fiscal period.

Lost on Extinguishment of Debt

        As part of the payoff of UATC'S term facility and revolving credit facility during May 2002, deferred loan costs of $1.4 million were written off during the twenty-five weeks ended June 27, 2002.

Income Taxes

        A provision for income taxes of $2.2 million and $7.2 million were recorded for the thirteen weeks ended June 26, 2003 and June 27, 2002, respectively. Accordingly the effective tax rate was 38.6% and 49.0% for the thirteen weeks ended June 26, 2003 and June 27, 2002, respectively. A provision for income taxes of $5.6 million and $7.9 million were recorded for the twenty-six weeks ended June 26, 2003 and the twenty-five weeks ended June 27, 2002, respectively. Accordingly the effective tax rate was 39.4% and 47.6% for the twenty-six weeks ended June 26, 2003 and the twenty-five weeks ended June 27, 2002, respectively.

Changes in Cash Flows

        Cash flows generated from operating activities were approximately $29.5 million for the twenty-six weeks ended June 26, 2003 compared to approximately $36.1 million for the twenty-five weeks ended June 27, 2002. The decrease was attributable to a decrease in net income and non cash items and changes in working capital items. Capital expenditures were $8.4 million for the twenty-six weeks ended June 26, 2003 compared to $12.1 million for the twenty-five weeks ended June 27, 2002. Cash flows provided by investing activities were approximately $314.7 million for the twenty-six weeks ended June 26, 2003 compared to cash flows used in investing activities of approximately $11.0 million for the twenty-five weeks ended June 27, 2002. The increase in cash flows from investing activities was primarily attributable to the sale of certain leased theatres to UATG for $291.4 million and the sale of interest in certain owned theatre properties by Prop 1 to UATG for $20.0 million. Cash flows used in financing activities were approximately $354.0 million for the twenty-six weeks ended June 26, 2003 compared to cash flows provided by financing activities of approximately $1.3 million for the twenty-five weeks ended June 27, 2002. The decrease in cash flows from financing activities was primarily attributable to the repayment of the affiliate note payable to the parent of $263.8 million and the payment of a cash dividend of approximately $105.0 million to the Parent in connection with the sale of certain leased theatres to UATG.

Liquidity and Capital Resources

        The Company's revenues are generally collected in cash through admissions and concessions revenues. The Company's operating expenses are primarily related to film and advertising costs, rent and occupancy, and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues and the cost of the Company's concessions are generally paid to vendors approximately 30 days from purchase. The Company's current liabilities generally include items that will become due within twelve months and, as a result, at any given time, the Company's balance sheet is likely to reflect a working capital deficit.

        The Company funds the cost of its capital expenditures through internally generated cash flow and cash on hand. The Company's capital requirements have historically arisen principally in connection with new theatre openings, adding new screens to existing theatres, upgrading the Company's theatre facilities and replacing equipment. The Company intends to continue to grow its theatre circuit through selective expansion. The Company currently expects capital expenditures for theatre development, expansion, upgrading, maintenance and replacements to be approximately $15 million to $25 million in 2003. During the twenty-six weeks ended June 26, 2003, the Company invested $8.4 million in capital expenditures.

        As part of the Company's bankruptcy restructuring, debt was reduced from approximately $439.7 million under the Company's bank credit facility, as it existed before the Petition Date, to approximately $252.1 million under the Company's restructured term bank credit facility (the "Term Facility"). During fiscal year 2002, a portion of the proceeds from the public offering of Regal were loaned to the Parent by Regal to repay the Company's Term Facility. This debt was replaced by a note payable to the Parent, which was obligated under a substantially similar note payable to Regal. On June 6, 2003, UATC used the proceeds from the sale of the theatre assets to UATG to repay the principal and all unpaid and accrued interest on the note payable of approximately $263.8 million.

  Contractual Cash Obligations

        The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases. As of June 26, 2003, the Company's estimated contractual cash obligations over the next several years are as follows (amounts in millions):

  Contractual cash obligations

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$5.1	$0.4	$1.7	$2.9	$0 .1
Capital lease obligations	2.5	0.1	0.2	0.3	1.9
Operating leases	589.0	48.2	94.7	90.4	355.7

Total contractual cash obligations	$596.6	$48.7	$96.6	$93.6	$357.7

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

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and

Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including the rescission of Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. In connection with the adoption of SFAS No. 145, the Company reclassified to continuing operations the $1.4 million loss on debt extinguishment recognized in fiscal 2002.

        Effective December 27, 2002, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.) ("EITF 94-3"). Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 will continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in practice in the accounting for a number of mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 will have a material impact on our financial position, cash flows or results of operations.

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

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        UATC's market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. As of June 26, 2003, the Company maintained no debt obligations bearing floating interest rates.

Item 4.
CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying

Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 26, 2003, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 26, 2003, our disclosure controls and procedures were effective.

        There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.
LEGAL PROCEEDINGS

        Pursuant to the introductory instruction to Part II (Other Information) of Form 10-Q, the information required to be furnished by us under this Part II, Item 1 (Legal Proceedings) is incorporated by reference to Note 7 (Commitments and Contingencies) of our notes to unaudited condensed consolidated financial statements included in Part I, Item 1 (Financial Statements) of this report on Form 10-Q.

Item 6.
EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits:

Exhibit No.	Exhibit Description
10.1	Asset Purchase Agreement, dated as of June 6, 2003, between UATG and UATC
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
(b)
Current Reports on Form 8-K filed during our second fiscal quarter of 2003:

•
Current Report on Form 8-K filed under Items 2 (Acquisition or Disposition of Assets) and 7 (Financial Statements and Exhibits) on June 20, 2003

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED ARTISTS THEATRE CIRCUIT, INC.
Date: August 11, 2003	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell President and Chairman of the Board (Principal Executive Officer)
Date: August 11, 2003	By:	/s/ AMY E. MILES Amy E. Miles Vice President and Treasurer (Principal Financial Officer)

UNITED ARTISTS THEATRE CIRCUIT, INC.

Exhibit Index

Exhibit No.	Exhibit Description
10.1	Asset Purchase Agreement, dated as of June 6, 2003, between UATG and UATC
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION Item 1. FINANCIAL STATEMENTS
UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES Unaudited Condensed Consolidated Balance Sheets (Amounts in millions, except share data)
UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Operations (Amounts in millions)
UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Cash Flows (Amounts in millions)
UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements June 26, 2003
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION Item 1. LEGAL PROCEEDINGS
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Exhibit Index