Form 10-Q
period 2003-09-25
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2003-11-10
CIK 889570

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2003

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

The number of shares outstanding of $1.00 par value common stock at November 10, 2003 was 100 shares.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(Amounts in millions, except share data)

	September 25, 2003	December 26, 2002
Assets
Current assets:
Cash and cash equivalents	$12.9	$57.0
Receivables, net	0.2	11.5
Prepaid expenses, concession inventory and other	11.8	10.0

Total current assets	24.9	78.5
Investments and related receivables	2.1	2.5
Assets held for sale	0.2	—
Property and equipment:
Land	12.9	10.5
Theatre buildings, equipment and other	139.1	248.2

	152.0	258.7
Less accumulated depreciation and amortization	(37.3)	(45.6)

Total Property and equipment, net	114.7	213.1
Goodwill	35.2	116.8
Other assets	0.8	1.7

Total assets	$177.9	$412.6

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$11.5	$31.2
Accrued and other liabilities	9.4	21.5
Current portion of long-term debt	0.5	0.5

Total current liabilities	21.4	53.2
Long-term debt	7.0	7.3
Deferred income taxes	56.5	1.0
Note payable to parent including accrued interest	—	254.7
Other liabilities	5.9	8.3

Total liabilities	90.8	324.5
Minority interests in equity of consolidated subsidiaries	3.8	2.8
Stockholder's equity
Preferred stock (5,000,000 authorized shares, no shares issued and outstanding)	—	—
Common stock (1,000 authorized shares; 100 shares issued and outstanding $1.00 par value)	—	—
Additional paid-in capital	101.5	103.8
Retained earnings	8.9	18.3
Related party receivables	(27.1)	(36.8)

Total stockholder's equity	83.3	85.3

Total liabilities and stockholder's equity	$177.9	$412.6

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(Amounts in millions)

	Thirteen Weeks Ended September 25, 2003	Thirteen Weeks Ended September 26, 2002	Thirty-nine Weeks Ended September 25, 2003	Thirty-eight Weeks Ended September 26, 2002
Revenues:
Admissions	$59.2	$103.0	$234.8	$295.9
Concessions	23.1	42.4	91.7	122.9
Other operating revenues	4.4	6.3	16.8	16.8

Total revenues	86.7	151.7	343.3	435.6

Operating expenses:
Film rental and advertising expenses	30.5	54.4	122.5	158.9
Cost of concessions	3.4	6.0	13.1	16.9
Other operating expenses	33.2	58.8	135.0	164.5
Sale and leaseback rentals	4.2	4.5	12.6	13.7
General and administrative expenses	3.1	2.3	10.9	9.9
Depreciation and amortization	3.6	5.9	15.2	20.5
Loss on disposal and impairment of operating assets	—	2.5	—	3.3
Restructure costs and amortization of deferred stock compensation	1.0	1.0	2.5	3.9

Total operating expenses	79.0	135.4	311.8	391.6

Operating income	7.7	16.3	31.5	44.0
Other income (expense):
Interest expense, net	(0.1)	(5.7)	(9.4)	(14.3)
Minority interests in earnings of consolidated subsidiaries	(0.1)	(0.5)	(0.5)	(0.6)
Loss on extinguishment of debt	—	—	—	(1.4)
Other, net	—	(0.1)	0.1	(1.2)

	(0.2)	(6.3)	(9.8)	(17.5)

Income before income tax expense	7.5	10.0	21.7	26.5
Income tax expense	(2.9)	(4.5)	(8.5)	(12.4)

Net income	$4.6	$5.5	$13.2	$14.1

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Amounts in millions)

	Thirty-nine Weeks Ended September 25, 2003	Thirty-eight Weeks Ended September 26, 2002
Net income	$13.2	$14.1
Adjustments to reconcile net income to cash provided by operating activities:
Effect of leases with escalating minimum annual rentals	1.1	2.0
Depreciation and amortization	15.2	20.5
Loss on disposal and impairment of operating assets	—	3.3
Amortization of deferred stock compensation	1.9	1.8
Minority interests in earnings of consolidated subsidiaries	0.5	0.6
Loss on extinguishment of debt	—	1.4
Deferred income taxes	6.8	1.1
Change in assets and liabilities:
Receivables	3.7	4.9
Prepaid expenses and concession inventory	(5.8)	4.7
Other assets	—	(0.4)
Accounts payable	(10.7)	(20.9)
Accrued and other liabilities	(3.9)	9.0

Net cash provided by operating activities	22.0	42.1

Cash flow from investing activities:
Capital expenditures	(10.8)	(21.5)
Proceeds from the disposition of assets, net	4.2	1.1
Proceeds from the sale of certain theatre assets to UATG	311.4	—
Decrease in reimbursable construction advances	7.3	—
Other, net	0.3	—

Net cash provided by (used in) investing activities	312.4	(20.4)

Cash flow from financing activities:
Increase in note payable to the parent	9.1	0.3
Debt repayments	(0.3)	(0.9)
Increase (decrease) in cash overdraft	(8.3)	0.1
Increase in related party receivables	(10.3)	(8.5)
Dividend to parent	(105.0)	—
Other, net	0.1	0.2
Payment of affiliate note payable plus accrued interest to parent	(263.8)	—

Net cash used in financing activities	(378.5)	(8.8)

Net cash used in reorganization items	—	(0.5)

Net increase (decrease) in cash and cash equivalents	(44.1)	12.4
Cash and cash equivalents:
Beginning of period	57.0	23.5

End of period	$12.9	$35.9

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 25, 2003

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

        UATC operates 977 screens in 127 theatres in 21 states as of September 25, 2003. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. During 2002, UATC changed its fiscal year, which formerly ended on the Thursday closest to December 31 each year, to conform to Regal Entertainment Group's fiscal year. The Company's fiscal year now ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year. The new reporting period is also based on a calendar that coincides with film playweeks. This resulted in the first quarter of 2002 containing one less week of operating results compared to the first quarter of 2003.

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

        The Company has prepared the unaudited condensed consolidated balance sheet as of September 25, 2003 and the unaudited condensed consolidated statements of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 26, 2002 information is derived from the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2002 filed with the Securities and Exchange Commission on March 26, 2003 (File No. 033-49598). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements. The results of operations for the thirteen weeks and thirty-nine weeks ended September 25, 2003 are not necessarily indicative of the operating results that may be achieved for the full 2003 fiscal year.

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

        Effective December 27, 2002, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force ("EITF") Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring"). Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 will continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance.

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

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51." This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities for interim or annual periods ending after December 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The adoption of this interpretation is not expected to have a material impact on the Company's financial position or results of operations.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in practice in the accounting for a number of mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position, cash flows or results of operations.

(3) Long-Term Debt

        Long-term debt is summarized as follows (amounts in millions):

	September 25, 2003	December 26, 2002
Note payable to Parent including accrued interest(a)	—	254.7
Other(b)	7.5	7.8

	7.5	262.5
Less current portion	(0.5)	(0.5)

Long-term debt	$7.0	$262.0

(a)
The related party payable represented a note payable to the Parent, which was obligated under a substantially similar note payable to REH. The note payable to the Parent bore interest at a rate of 9.375% and was to mature in December 2006. UATC used the proceeds from the sale of the theatre assets to UATG, described in Note 1, to repay the principal and all unpaid and accrued interest on the note payable of approximately $263.8 million on June 6, 2003.

(b)
Other debt includes $2.5 million of capital lease obligations, $1.3 million of payment-in-kind notes, $0.2 million of unsecured creditor notes and $3.5 million of mortgages secured by land and buildings as of September 25, 2003 and $2.6 million of capital lease obligations, $1.2 million of payment-in-kind notes, $0.2 million of unsecured creditor notes and $3.8 million of mortgages secured by land and buildings as of December 26, 2002.

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

        Regal Cinemas, Inc. manages the theatre operations of UATC pursuant to the terms of a management agreement. During the thirteen weeks and thirty-nine weeks ended September 25, 2003, UATC recorded management fee expenses of approximately $2.5 million and $8.9 million related to this agreement. Such fees have been recorded in the accompanying unaudited condensed consolidated statement of operations for the thirteen weeks and Thirty-nine weeks ended September 25, 2003 as a component of "General and Administrative" expenses.

        See Note 1 for a description of certain other related party transactions that were effected during the thirty-nine weeks ended September 25, 2003, including the description of REH's contribution to

UATC of certain Hoyts assets, UATC's sale of leased theatres and Prop I's sale of owned theatres to UATG, UATC's repayment of a note payable to United Artists and UATC's payment of a cash dividend to United Artists.

(5) Sale—Leaseback Transactions

        In December 1995, UATC entered into a sale and leaseback transaction whereby the land and buildings underlying 27 of its operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. The transaction requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. Several of its properties included in the sale and leaseback transaction have been determined by UATC to be economically obsolete for theatre use. As of September 25, 2003, 25 theatres were subject to the transaction. UATC amended the lease on March 7, 2001 to allow UATC to terminate the master lease with respect to the obsolete properties, to allow the owner trustee to sell those properties and pay down the underlying debt (at a discount to par through September 2002 and par thereafter) and to reduce the amount of rent paid by UATC on the lease. Included in the 2001 amendment is a $35.0 million cap on the ability to sell properties. Through September 25, 2003 approximately $13.6 million of this cap has been utilized through theatre sales. Three additional properties which are no longer operational are being marketed for sale. The Company evaluates the remaining theatres on an ongoing basis. Approximately $81.2 million in principal amount of pass-through certificates were outstanding as of September 25, 2003.

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

        The UATC 1995 and 1996 sale and leaseback transactions resulted in UATC having two separate master lease agreements, each covering multiple properties. Each agreement provides for a single lease payment to be made to the landlord with respect to all of the properties subject to the respective master lease without regards to any lease rate that might otherwise be attributable to a specific lease property.

        In connection with UATC's adoption of fresh-start reporting upon its emergence from bankruptcy, the Company assessed the lease payment obligations under the two master lease agreements and concluded that such aggregate obligations provided economically consistent returns on the underlying leased properties as compared with similar leased facilities. As such, the amount of rent currently being paid under the master lease agreement is substantially attributable to the value of the key theatres. Accordingly, the Company has accounted for the total rent paid under these agreements as expense and have included the future annual rental due under the master lease agreement in rent commitments described in Note 10 to the consolidated financial statements included in Item 8 of our Annual Report on Form 10K for the fiscal year ended December 26, 2002, filed with the Securities Exchange Commission on March 26, 2003 (File No. 033-49598).

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

(6) Income Taxes

        The provision for income taxes of $2.9 million and $8.5 million for the thirteen weeks and thirty-nine weeks ended September 25, 2003 reflect effective tax rates of approximately 38.7% and 39.2%, respectively. The provision for income taxes of $4.5 million and $12.4 million for the thirteen weeks and thirty-eight weeks ended September 26, 2002 reflect effective tax rates of approximately 45.0% and 46.8%, respectively. The decline in the effective tax rates during the thirteen and thirty-nine weeks ended September 25, 2003 is primarily attributable to the impact of certain 2002 nondeductible restructuring expenses and minority interest.

        In connection with the sale of theatres to UATG on June 6, 2003, as described in Note 1, the Company recorded deferred tax liability in the amount of $74.2 million.

        In assessing the valuation of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance of $28.2 million and $53.5 million respectively, against deferred tax assets at September 25, 2003 and December 26, 2002, as management believes it more likely than not that such deferred tax asset amounts would not be realized in future tax periods. The valuation allowance relates to pre-acquisition deferred tax assets of UATC. Accordingly, future reductions in the valuation allowance will reduce goodwill related to the acquisition of UATC. During the twenty-six weeks ended June 26, 2003, management concluded that it was more likely than not that approximately $25.3 million of pre-acquisition deferred tax assets would be realized. As a result, the valuation allowance and goodwill were reduced by such amount.

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

  Overview

        UATC operates 977 screens in 127 theatres in 21 states as of September 25, 2003. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. During 2002, UATC changed its fiscal year, which formerly ended on the Thursday closest to December 31 each year, to conform to Regal's fiscal year. The Company's fiscal year now ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year. The new reporting period is also based on a calendar that coincides with film playweeks. This resulted in the first quarter of 2002 containing one less week of operating results compared to the first quarter of 2003.

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

  •
  The Company adopted SFAS 142, "Goodwill and Other Intangible Assets" in 2002. SFAS 142 specifies that goodwill and indefinite-lived intangible assets will no longer be amortized but instead will be subject to an annual impairment test. Based on an impairment test conducted during the fourth quarter of 2002, the Company was not required to record a charge for goodwill impairment. The Company will perform a forth quarter goodwill impairment test on an annual basis. In assessing the recoverability of the goodwill, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods.

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

Results of Operations

        The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items included in the unaudited condensed consolidated statements of operations:

	Thirteen Weeks Ended September 25, 2003	Thirteen Weeks Ended September 26, 2002	Thirty-nine Weeks Ended September 25, 2003	Thirty-eight Weeks Ended September 26, 2002
Revenues:
Admissions	68.2%	67.9%	68.4%	67.9%
Concessions	26.7	27.9	26.7	28.2
Other operating revenues	5.1	4.2	4.9	3.9

Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	35.2	35.8	35.7	36.5
Cost of concessions	3.9	4.0	3.8	3.9
Other operating expenses	38.3	38.8	39.3	37.8
Sale and leaseback rentals	4.8	2.9	3.7	3.1
General and administrative expenses	3.6	1.5	3.2	2.3
Depreciation and amortization	4.2	3.9	4.4	4.7
Loss on disposal and impairments of operating assets	—	1.7	—	0.8
Restructure costs and amortization of deferred stock compensation	1.1	0.7	0.7	0.8

Total operating expenses	91.1	89.3	90.8	89.9

Operating income	8.9%	10.7%	9.2%	10.1%

Total Revenues

        The following table summarizes revenues and revenue-related data for the thirteen weeks and thirty-nine weeks ended September 25, 2003 and the thirteen weeks and thirty-eight weeks ended September 26, 2002 (in millions, except averages):

	Thirteen Weeks Ended September 25, 2003	Thirteen Weeks Ended September 26, 2002	Thirty-nine weeks ended September 25, 2003	Thirty-eight weeks ended September 26, 2002
Admissions	$59.2	$103.0	$234.8	$295.9
Concessions	23.1	42.4	91.7	122.9
Other operating revenues	4.4	6.3	16.8	16.8

Total operating revenues	$86.7	$151.7	$343.3	$435.6

Attendance	9.3	17.0	36.6	49.1
Average ticket price	$6.38	$6.07	$6.42	$6.02
Average concessions per patron	$2.49	$2.50	$2.51	$2.50

Admissions

        Total admissions revenues decreased $43.8 million, or 42.5%, to $59.2 million, for the thirteen weeks ended September 25, 2003, from $103.0 million for the thirteen weeks ended September 26, 2002. The decrease in admissions revenues during the thirteen weeks ended September 25, 2003 compared to the thirteen weeks ended September 26, 2002 was primarily attributable to a 45.3% decrease in attendance, partially offset by a 5.1% increase in average ticket prices. The decrease in attendance was primarily the result of the sale of the 46 theatres to UATG on June 6, 2003, partially offset by the inclusion of the two Hoyts theatres from March 28, 2003.

        Total admissions revenues decreased $61.1 million, or 20.6%, to $234.8 million, for the thirty-nine weeks ended September 25, 2003 from $295.9 million for the thirty-eight weeks ended September 26, 2002. The decrease in admissions revenues during the thirty-nine weeks ended September 25, 2003 compared to the thirty-eight weeks ended September 26, 2002 was primarily attributable to a 25.5% decrease in attendance, partially offset by a 6.6% increase in average ticket prices. The decrease in attendance was primarily the result of the sale of the 46 theatres to UATG on June 6, 2003, partially offset by one additional week of operating results during the fiscal 2003 period and the inclusion of the two Hoyts theatres from March 28, 2003.

Concessions

        Total concessions revenues decreased $19.3 million, or 45.5%, to $23.1 million for the thirteen weeks ended September 25, 2003 from $42.4 million for the thirteen weeks ended September 26, 2002. The decrease in concessions revenues during the thirteen weeks ended September 25, 2003 compared to the thirteen weeks ended September 26, 2002 was primarily due to the lower attendance as a result of the sale of the 46 theatres to UATG on June 6, 2003 coupled with a decrease of 0.4% in the average concession sale per patron, partially offset by the inclusion of the two Hoyts theatres from March 28, 2003.

        Total concessions revenues decreased $31.2 million, or 25.4%, to $91.7 million for the thirty-nine weeks ended September 25, 2003 from $122.9 million for the thirty-eight weeks ended September 26, 2002.The decrease in concessions revenues during the thirty-nine weeks ended September 25, 2003 compared to the thirty-eight weeks ended September 26, 2002 was primarily due to the lower attendance as a result of the sale of the 46 theatres to UATG on June 6, 2003, partially offset by a 0.4% increase in the average concession sale per patron, one additional week of operating results during the fiscal 2003 period and the inclusion of the two Hoyts theatres from March 28, 2003.

Other Operating Revenues

        Total other operating revenues decreased $1.9 million or 30.2%, to $4.4 million for the thirteen weeks ended September 25, 2003 from $6.3 million for the thirteen weeks ended September 26, 2002. Total other operating revenues remained consistent at $16.8 million for the thirty-nine weeks ended September 25, 2003 and the thirty-eight weeks ended September 26, 2002. Included in other operating revenues are on-screen advertising revenues and other marketing revenues from certain of the Company's vendor marketing programs. The decrease in other operating revenues during the thirteen weeks ended September 25, 2003 was primarily the result of the sale of the 46 theatres to UATG on June 6, 2003, partially offset by increases in advertising revenues from vendor marketing programs and the inclusion of the two Hoyts theatres from March 28, 2003.

Operating Expenses

        The following table summarizes theatre operating expenses for the thirteen weeks and thirty-nine weeks ended September 25, 2003 and the thirteen weeks and thirty-eight weeks ended September 26, 2002 (dollars in millions):

	Thirteen Weeks Ended September 25, 2003		Thirteen Weeks Ended September 26, 2002		Thirty-nine weeks ended September 25, 2003		Thirty-eight weeks ended September 26, 2002
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	30.5	51.5	54.4	52.8	122.5	52.2	158.9	53.7
Cost of concessions(2)	3.4	14.7	6.0	14.2	13.1	14.3	16.9	13.8
Other theatre operating expenses(3)	33.2	38.3	58.8	38.8	135.0	39.3	164.5	37.8
Sale and leaseback rentals(3)	4.2	4.8	4.5	3.0	12.6	3.7	13.7	3.1
General and Administrative expenses(3)	3.1	3.6	2.3	1.5	10.9	3.2	9.9	2.3

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

        Film rental and advertising costs decreased $23.9 million, or 43.9%, to $30.5 million for the thirteen weeks ended September 25, 2003, from $54.4 million for the thirteen weeks ended September 26, 2002. Film rental and advertising costs as a percentage of admissions revenue decreased by 1.3% to 51.5% for the thirteen weeks ended September 25, 2003 from 52.8% for the thirteen weeks ended September 26, 2002. Film rental and advertising costs decreased $36.4 million, or 22.9%, to $122.5 million for the thirty-nine weeks ended September 25, 2003, from $158.9 million for the thirty-eight weeks ended September 26, 2002. Film rental and advertising costs as a percentage of admissions revenue decreased by 1.5% to 52.2% for the thirty-nine weeks ended September 25, 2003 from 53.7% for the thirty-eight weeks ended September 26, 2002. The decrease in film rental and advertising costs during the thirteen and thirty-nine weeks ended September 25, 2003 was primarily attributable to lower box office revenues, as a result of the sale of the 46 theatres to UATG on June 6, 2003 coupled with product mix, which in turn translated in to lower film rental costs.

Cost of Concessions

        Cost of concessions decreased $2.6 million, or 43.3%, to $3.4 million for the thirteen weeks ended September 25, 2003 from $6.0 million for the thirteen weeks ended September 26, 2002. Cost of concessions as a percentage of concessions revenues increased to 14.7% for the thirteen weeks ended September 25, 2003 as compared to 14.2% for the thirteen weeks ended September 26, 2002. The increase in concession costs as a percentage of concessions revenue was primarily due to a changes in product mix during the period ended September 25, 2003.

        Cost of concessions decreased $3.8 million, or 22.5%, to $13.1 million for the thirty-nine weeks ended September 25, 2003 from $16.9 million for the thirty-eight weeks ended September 26, 2002. Cost of concessions as a percentage of concessions revenues increased to 14.3% for the thirty-nine weeks ended September 25, 2003 as compared to 13.8% for the thirty-eight weeks ended September 26, 2002. The increase in concession costs as a percentage of concessions revenue was primarily due to a change in vendor marketing contracts in the second quarter of 2002 related to payments received for marketing and advertising services that are classified on the income statement as other operating revenues rather than a reduction of concession costs. Such increase was partially offset by the realization of operating efficiencies realized through the combination of the theatre companies' under a consolidated purchasing group during 2002.

Other Theatre Operating Expenses

        Other theatre operating expenses decreased $25.6 million, or 43.5%, to $33.2 million for the thirteen weeks ended September 25, 2003 from $58.8 million for the thirteen weeks ended September 26, 2002. Other theatre operating expenses as a percentage of total revenues decreased to 38.3% for the thirteen weeks ended September 25, 2003 from 38.8% for the thirteen weeks ended September 26, 2002. Other theatre operating expenses decreased $29.5 million, or 17.9%, to $135.0 million for the thirty-nine weeks ended September 25, 2003 from $164.5 million for the thirty-eight weeks ended September 26, 2002. Other theatre operating expenses as a percentage of total revenues increased to 39.3% for the thirty-nine weeks ended September 25, 2003 from 37.8% for the thirty-eight weeks ended September 26, 2002. The decrease in other theatre operating expenses during the thirteen and thirty-nine weeks ended September 25, 2003 was primarily the result of the sale of the 46 theatres to UATG on June 6, 2003. The increase in other theatre operating expenses as a percentage of total revenues during the thirty-nine weeks ended September 25, 2003 was primarily attributable to lower box office results during the period coupled with certain fixed operating costs. Such increases were partially offset by operating efficiencies realized through the 2002 integration of the theatre companies under Regal.

Sale and Leaseback Rentals

        Sale and leaseback expenses decreased $0.3 million, or 6.7%, to $4.2 million for the thirteen weeks ended September 25, 2003 from $4.5 million for the thirteen weeks ended September 26, 2002. Sale and leaseback expenses decreased $1.1 million, or 8.0%, to $12.6 million for the thirty-nine weeks ended September 25, 2003 from $13.7 million for the thirty-eight weeks ended September 26, 2002. The decrease in sale and leaseback expense in the thirteen and thirty-nine weeks ended September 25, 2003 was due to the sale of certain underperforming properties during the preceding twelve month period ended September 25, 2003.

General and Administrative Expenses

        General and administrative expenses increased $0.8 million, or 34.8%, to $3.1 million for the thirteen weeks ended September 25, 2003, from $2.3 million for the thirteen weeks ended September 26, 2002. As a percentage of total revenues, general and administrative expenses were approximately 3.6% and 1.5% for the thirteen weeks ended September 25, 2003 and September 26, 2002, respectively. General and administrative expenses increased $1.0 million, or 10.1%, to $10.9 million for the thirty-nine weeks ended September 25, 2003, from $9.9 million for the thirty-eight weeks ended September 26, 2002. As a percentage of total revenues, general and administrative expenses were approximately 3.2% and 2.3% for the thirty-nine weeks ended September 25, 2003 and the thirty-eight weeks ended September 26, 2002, respectively. Included in general and administrative expenses for the thirteen weeks and thirty-nine weeks ended September 25, 2003 are management fees associated with the management agreement between Regal Cinemas, Inc. and UATC under which Regal Cinemas, Inc. manages the theatre operations of UATC. The increase in general and administrative expenses during the thirteen and thirty-nine weeks ended September 25, 2003 was primarily due to the management fee costs incurred during such periods.

Depreciation and Amortization

        Depreciation and amortization expenses decreased $2.3 million, or 39.0%, to $3.6 million for the thirteen weeks ended September 25, 2003, from $5.9 million for the thirteen weeks ended September 26, 2002. Depreciation and amortization expenses decreased $5.3 million, or 25.9%, to $15.2 million for the thirty-nine weeks ended September 25, 2003, from $20.5 million for the thirty-eight weeks ended September 26, 2002. The decrease in depreciation and amortization expenses during the thirteen weeks and thirty-nine weeks ended September 25, 2003 was primarily due to the sale of the 46 theatres to UATG.

Loss on Disposal and Impairment of Operating Assets

        The Company evaluates assets for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, the Company recognizes an impairment charge in the amount by which the carrying value of the asset exceeds their fair market value. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose. The Company periodically sells properties relating to under-performing theatres and other non-theatre real estate, along with equipment from closed theatres that can not be used at other locations. UATC recorded a loss on the disposal and impairment of operating assets of $2.5 million and $3.3 million for the thirteen weeks and the thirty-eight weeks ended September 26, 2002, respectively.

Restructure Costs and Amortization of Deferred Stock Compensation

        Restructure costs relate to the Company's restructuring and severance plan charges associated with the combination of the Company with other theatre companies also controlled by Regal. A total of $0.3 million and $0.4 million were recorded as restructuring costs for the thirteen weeks ended September 25, 2003 and September 26, 2002, respectively. A total of $0.6 million and $2.7 million were recorded as restructuring costs for the thirty-nine weeks ended September 25, 2003 and the thirty-eight weeks ended September 26, 2002, respectively. During the thirteen weeks ended September 25, 2003, and September 26, 2002, amortization of deferred stock compensation of $0.7 million and $0.6 million, respectively, was recorded. During the thirty-nine weeks ended September 25, 2003 and the thirty-eight weeks ended September 26, 2002, amortization of deferred stock compensation of $1.9 million and $1.2 million, respectively, was recorded.

Operating Income

        Operating income decreased by $8.6 million to $7.7 million for the thirteen weeks ended September 25, 2003, from $16.3 million for the thirteen weeks ended September 26, 2002. Operating income decreased by $12.5 million to $31.5 million for the thirty-nine weeks ended September 25, 2003, from $44.0 million for the thirty-eight weeks ended September 26, 2002. Operating income as a percentage of total revenues decreased to 8.9% for the thirteen weeks ended September 25, 2003 from 10.7% for the thirteen weeks ended September 26, 2002. Operating income as a percentage of total revenues decreased to 9.2% for the thirty-nine weeks ended September 25, 2003 from 10.1% for the thirty-eight weeks ended September 26, 2002. The decrease in operating income during the thirteen and thirty-nine weeks ended September 25, 2003 was primarily attributable to the sale of the 46 theatres to UATG, partially offset by one additional week of operating results during the 2003 fiscal period and the inclusion of the two Hoyts theatres from March 28, 2003.

Interest Expense, Net

        Interest expense, net, decreased $5.6 million, or 98.2%, to $0.1 million for the thirteen weeks ended September 25, 2003 from $5.7 million for the thirteen weeks ended September 26, 2002. Interest expense, net, decreased $4.9 million, or 34.3%, to $9.4 million for the thirty-nine weeks ended September 25, 2003 from $14.3 million for the thirty-eight weeks ended September 26, 2002. The decrease in interest expense during the thirteen and thirty-nine weeks ended September 25, 2003 was primarily due to the Company's repayment of the note payable to the Parent in June 2003 as a result of the theatres sold to UATG, partially offset by an extra week of operating results during the thirty-nine weeks ended September 25, 2003.

Loss on Extinguishment of Debt

        As part of the payoff of UATC'S term facility and revolving credit facility during May 2002, deferred loan costs of $1.4 million were written off during the thirty-eight weeks ended September 26, 2002.

Income Taxes

        A provision for income taxes of $2.9 million and $4.5 million were recorded for the thirteen weeks ended September 25, 2003 and September 26, 2002, respectively. Accordingly the effective tax rate was 38.7% and 45.0% for the thirteen weeks ended September 25, 2003 and September 26, 2002, respectively. A provision for income taxes of $8.5 million and $12.4 million were recorded for the thirty-nine weeks ended September 25, 2003 and the thirty-eight weeks ended September 26, 2002, respectively. Accordingly the effective tax rate was 39.2% and 46.8% for the thirty-nine weeks ended September 25, 2003 and the thirty-eight weeks ended September 26, 2002, respectively. The decline in the effective tax rates during the thirteen and thirty-nine weeks ended September 25, 2003 is primarily attributable to the impact of certain 2002 nondeductible restructuring expenses and minority interest.

Net Income

        Net income totaled $4.6 million for the thirteen weeks ended September 25, 2003. The reported net income for the thirteen weeks ended September 25, 2003 represents a decrease of $0.9 million from $5.5 million for the thirteen weeks ended September 26, 2002. Net income totaled $13.2 million for the thirty-nine weeks ended September 25, 2003, which represents a decrease of $0.9 million from $14.1 million for the thirty-eight weeks ended September 26, 2002.

Changes in Cash Flows

        Cash flows generated from operating activities were approximately $22.0 million for the thirty-nine weeks ended September 25, 2003 compared to approximately $42.1 million for the thirty-eight weeks ended September 26, 2002. The decrease was attributable to a decrease in net income (as adjusted for non-cash charges) and changes in working capital items. Capital expenditures were $10.8 million for the thirty-nine weeks ended September 25, 2003 compared to $21.5 million for the thirty-eight weeks ended September 26, 2002. Cash flows provided by investing activities were approximately $312.4 million for the thirty-nine weeks ended September 25, 2003 compared to cash flows used in investing activities of approximately $20.4 million for the thirty-eight weeks ended September 26, 2002. The increase in cash flows from investing activities was primarily attributable to the sale of the 46 theatres to UATG for $291.4 million and the $20.0 million repayment from Prop 1. Cash flows used in financing activities were approximately $378.5 million for the thirty-nine weeks ended September 25, 2003 compared to cash flows used in financing activities of approximately $8.8 million for the thirty-eight weeks ended September 26, 2002. The increase in cash flows used in financing activities was primarily attributable to the repayment of the affiliate note payable to the parent of $263.8 million and the payment of a cash dividend of approximately $105.0 million to the Parent in connection with the sale of the 46 theatres to UATG.

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

        The Company funds the cost of its capital expenditures through internally generated cash flow and cash on hand. The Company's capital requirements have historically arisen principally in connection with new theatre openings, adding new screens to existing theatres, upgrading the Company's theatre facilities and replacing equipment. The Company intends to continue to grow its theatre circuit through selective expansion. The Company currently expects capital expenditures for theatre development, expansion, upgrading, maintenance and replacements to be approximately $10 million to $20 million in 2003. During the thirty-nine weeks ended September 25, 2003, the Company invested $10.8 million in capital expenditures.

        As part of the Company's bankruptcy restructuring, debt was reduced from approximately $439.7 million under the Company's bank credit facility, as it existed before the Petition Date, to approximately $252.1 million under the Company's restructured term bank credit facility (the "Term Facility"). During fiscal year 2002, a portion of the proceeds from the public offering of Regal were loaned to the Parent by Regal to repay the Company's Term Facility. This debt was replaced by a note payable to the Parent, which was obligated under a substantially similar note payable to REH. On June 6, 2003, UATC used the proceeds from the sale of the theatre assets to UATG to repay the principal and all unpaid and accrued interest on the note payable of approximately $263.8 million.

  Contractual Cash Obligations

        The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases. As of September 25, 2003, the Company's estimated contractual cash obligations over the next several years are as follows (amounts in millions):

  Contractual cash obligations

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long term debt	$5.0	$0.4	$1.7	$2.9	$—
Capital lease obligations	2.5	0.1	0.2	0.3	1.9
Operating leases	564.1	46.2	91.9	87.9	338.1

Total contractual cash obligations	571.6	46.7	93.8	91.1	340.0

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

        Effective December 27, 2002, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force ("EITF") Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring"). Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 will continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance.

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

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51." This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns. The consolidation requirements of this interpretation apply immediately to variable interest entities created after

January 31, 2003 and apply to existing entities for interim or annual periods ending after December 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The adoption of this interpretation is not expected to have a material impact on the Company's financial position or results of operations.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in practice in the accounting for a number of mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position, cash flows or results of operations.

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

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        UATC's market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. As of September 25, 2003, the Company maintained no debt obligations bearing floating interest rates.

Item 4.
CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 25, 2003, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 25, 2003, our disclosure controls and procedures were effective.

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

UNITED ARTISTS THEATRE CIRCUIT, INC.
Date: November 10, 2003	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell President and Chairman of the Board (Principal Executive Officer)
Date: November 10, 2003	By:	/s/ AMY E. MILES Amy E. Miles Vice President and Treasurer (Principal Financial Officer)

UNITED ARTISTS THEATRE CIRCUIT, INC.

Exhibit Index

Exhibit No.	Exhibit Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES Unaudited Condensed Consolidated Balance Sheets (Amounts in millions, except share data)
UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Operations (Amounts in millions)
UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Cash Flows (Amounts in millions)
UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements September 25, 2003
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Exhibit Index