Form 10-K
period 2004-01-01
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2004-03-31
CIK 889570

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2004

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

        The registrant is a wholly owned subsidiary of Regal Entertainment Group. As of June 26, 2003, there were no shares of voting or non-voting common equity held by non-affiliates of the registrant.

        The number of shares outstanding of $1.00 par value common stock at March 31, 2004 was 100 shares.

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

Item 1. BUSINESS

THE COMPANY

        United Artists Theatre Company (the "Parent" or "United Artists"), a Delaware corporation organized in February 2002, is the parent company of United Artists Theatre Circuit, Inc. ("we," "us," "our," the "Company" or "UATC") and United Artists Realty Company ("UAR"), which is the parent company of United Artists Properties I Corp. ("Prop I") and United Artists Properties II Corp. ("Prop II"). UATC leases certain theatres from both UAR and one of UAR's wholly owned subsidiaries, Prop I. The terms UATC and the Company shall be deemed to include the respective subsidiaries of such entity when used in discussions included herein regarding the current operations or assets of such entity.

        United Artists became a wholly owned subsidiary of Regal Entertainment Holdings, Inc. ("REH") through a series of transactions in April and August 2002. REH is a wholly owned subsidiary of Regal Entertainment Group ("REG" or "Regal") who acquired Regal Cinemas Corporation ("Regal Cinemas"), United Artists, Edwards Theatres, Inc. ("Edwards") and Regal CineMedia Corporation ("Regal CineMedia") through a series of transactions on April 12, 2002. For a detailed discussion of the transactions resulting in Regal's acquisition of its subsidiaries, see Note 4 to the financial statements included in Part II, Item 8, of this Form 10-K. UATC, United Artists and certain of its subsidiaries emerged from bankruptcy reorganization under Chapter 11 of Title 11 of the United States Code on March 2, 2001. For a detailed discussion of these bankruptcy proceedings, see Note 2 to such financial statements.

        As described in Note 1 to the consolidated financial statements, on March 28, 2003, as part of an acquisition by REG of Hoyts Cinemas Corporation ("Hoyts"), two theatre locations and 20 screens were contributed to UATC and recorded as a capital contribution totaling approximately $12.4 million.

        On June 6, 2003, UATC completed the sale of certain leased theatres consisting of 46 theatres and 438 screens in 11 states and certain other assets under construction to United Artists Theatre Group, LLC ("UATG"), a wholly owned subsidiary of REH. For a detailed discussion of the transactions resulting from the sale to UATG, see Note 1 to the consolidated financial statements.

        The Company manages its business under one reportable segment—theatre exhibition operations.

        Our Internet address is www.uatc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, are available free of charge on our Internet website under the heading "Investor Relations" as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

DESCRIPTION OF BUSINESS

        As of January 1, 2004, UATC operates 935 screens in 120 theatres in 21 states with over 46 million annual attendees. The UATC operated theatres are managed by Regal Cinemas Inc., a wholly owned subsidiary of Regal, pursuant to a management arrangement described below. The Company primarily operates multi-screen theatres and has an average of 7.8 screens per location. Theatre operations in seven states (California, New York, Pennsylvania, Louisiana, Texas, Mississippi and North Carolina) accounted for approximately 67.5% and 63.0% of UATC's total theatres and screens, respectively, as of January 1, 2004 and 51.6% of UATC's theatrical revenue for the fiscal year ended January 1, 2004. The Company seeks to locate each theatre where it will be the sole or leading exhibitor within a particular geographic film-licensing zone. Management believes that as of January 1, 2004, approximately 74.2% of the Company's screens were located in film licensing zones in which the Company was the sole exhibitor.

        The Company has historically upgraded its theatre circuit by opening new theatres, adding new screens to existing theatres, and strategically closing and disposing of under-performing theatres. This strategy has served to establish and enhance the Company's presence in its geographic markets. Approximately 52.3% of the Company's screens are in theatres with 10 or more screens. As of January 1, 2004, UATC operates 23 theatres (264 screens) which offer stadium seating, representing 28.2% of UATC's screens. Virtually all of the theatres UATC has built or renovated since 1997 have been state-of-the-art, 9 to 16 screen multiplex theatres with stadium seating, high-backed rocking seats, digital sound, expanded concession areas and other state-of-the-art design features and amenities. These state-of-the-art amenities will be included in UATC's renovations to existing theatres as well as construction of any newly built theatres. As compared to the prior generation of non-stadium theatres, UATC believes that these theatres provide a higher quality entertainment experience for patrons and significant operating efficiencies and improved economics for UATC.

        In connection with Regal's acquisition of its subsidiaries, as more fully described in Note 4 to the financial statements included in Part II, Item 8, of this Form 10-K, a management agreement was executed between Regal Cinemas Inc. and UATC under which Regal Cinemas Inc. manages the theatre operations of UATC and its subsidiaries.

INDUSTRY OVERVIEW

        The domestic motion picture exhibition industry has historically maintained steady growth in revenues and attendance. Since 1965, total box office revenues have grown at a compound annual growth rate of approximately 6% and annual attendance grew to approximately 1.6 billion attendees in 2003. The industry has been relatively unaffected by downturns in the economic cycle, with total box office revenues and attendance growing in three of the last five recessions. For example, 2003 was a steady year for the film exhibition industry in which total box office revenues of $9.5 billion approximated that of a record 2002, while attendance declined by approximately 4.0% to 1.6 billion attendees.

        During the late 1990's, however, the domestic motion picture exhibition industry underwent a period of extraordinary new theatre construction and the upgrade of older theatres. From 1996 to 1999, the number of screens increased at a compound annual growth rate of approximately 8%, which was more than double the industry's screen growth rate of approximately 3.5% from 1965 to 1995. The aggressive building strategies undertaken by exhibitors resulted in intensified competition in once stable markets and rendered many older theatres obsolete more rapidly than anticipated. This effect, together with the fact that many older theatres were under long-term, non-cancelable leases, created an oversupply of screens, which caused both attendance per screen and revenue per screen to decline. Most major exhibitors used extensive debt financing to fund their expansion efforts and experienced significant financial challenges in 1999 and 2000.

        In 2000 and 2001, substantially all of the major exhibitors of motion pictures reduced their expansion plans and implemented screen rationalization plans to close under-performing theatres. During this period, the number of screens declined by approximately 1,800, the first screen decline since 1963. This screen count rationalization has benefited exhibitors as many patrons of closed theatres have migrated to remaining theatres, thereby increasing industry-wide attendance per screen and operating efficiencies.

        The recent industry expansion was primarily driven by major exhibitors upgrading their asset bases to an attractive megaplex format that typically included 10 or more screens per theatre and adding enhanced features such as stadium seating, improved projection quality and superior sound systems. From 1996 to 1999, the five largest motion picture exhibitors spent over $4.1 billion on capital expenditures to expand and upgrade their theatre circuits. As a result of the extensive capital investment over the last several years, we believe future capital expenditures needed to maintain these modern theatres will be modest.

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

INDUSTRY TRENDS

        We believe that the U.S. motion picture exhibition industry will benefit from the following trends:

        Increased Marketing of New Releases by Studios.    Movie studios have increased marketing expenditures per new film at a compound annual growth rate of approximately 12% from 2000 to 2003. Because domestic movie theatres are the primary distribution channel for domestic film releases, the theatrical success of a film is often the most important factor in establishing its value in other film distribution channels, including home video, cable television, broadcast television and international releases. We believe that movie studios have placed an increased emphasis on theatrical success because these secondary distribution channels represent important and growing sources of additional revenues.

        Affordable and Attractive Form of Entertainment.    We believe that patrons are attending movies more frequently because movie-going is convenient, affordable and attractively priced relative to other forms of out-of-home entertainment. The average price per patron continues to compare favorably to other out-of-home entertainment alternatives such as concerts and sporting events. Since 1993, average movie ticket prices have increased at a compound annual growth rate of only 3%, while ticket prices for professional sporting events and concerts have increased at approximately three times that rate. Over the same time period, per capita movie attendance has grown from 4.8 to 5.4 times per year.

        Modern Facilities Lower Future Capital Requirements.    We believe that the modern, 10 to 18 screen megaplex is the appropriate facility for most markets. Over the last several years, major exhibitors spent substantial capital upgrading their asset bases, including the development of the megaplex format and introducing enhanced amenities such as stadium seating and digital sound. Given the substantial capital spent on theatre circuit expansion and facilities upgrades, we believe that major exhibitors have reduced their capital spending for new theatre construction or further upgrades.

        Increasing Appeal of a Diversity of Films.    Box office revenues are increasingly diversified among a number of strong movies rather than concentrated on a few major "hits." This increased appeal in the breadth of films benefits exhibitors by expanding the demographic base of moviegoers and generating greater attendance at a wider variety of movies as opposed to attracting patrons to only a few major releases.

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

THEATRE OPERATIONS

        UATC operates 935 screens in 120 theatres in 21 states as of January 1, 2004.

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

        The following table details the number of locations and theatre screens in our theatre circuit ranked by the number of screen in each state as of January 1, 2004:

State	Locations	Number of Screens
New York	18	139
California	17	102
Texas	10	99
Mississippi	11	83
Louisiana	9	63
Florida	7	61
Maryland	5	55
Pennsylvania	8	53
North Carolina	8	50
New Jersey	4	42
Colorado	6	36
Nevada	3	26
Michigan	2	24
Arizona	2	21
Arkansas	2	20
Indiana	2	19
Virginia	2	19
Minnesota	1	7
New Mexico	1	6
Massachusetts	1	6
Georgia	1	4

        In connection with the combination of the three theatre circuits, management has implemented best management practices across all of our theatres, including daily, weekly and monthly management reports generated for each individual theatre, as well as maintaining active communication between the theatres, divisional management and corporate management. We use these management reports and communications to closely monitor admissions and concessions revenues as well as accounting, payroll and workforce information necessary to manage our theatre operations effectively and efficiently.

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

        In addition, we have implemented quality assurance programs in all of our theatres to maintain clean, comfortable and modern facilities. To maintain quality and consistency within our theatre circuit, district and regional managers regularly inspect each theatre. We also operate a "mystery shopper" program, which involves unannounced visits by unidentified customers who report on the quality of service, film presentation and cleanliness at individual theatres.

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

        The development of additional distribution channels has given motion picture producers the ability to generate a greater portion of a film's revenues through channels other than theatrical release. This increased revenue potential after a film's initial theatrical release has enabled major studios and some independent producers to increase the budgets for film production and advertising. The total cost of producing a film averaged approximately $63.8 million in 2003 compared with approximately $29.9 million in 1993, while the average cost to advertise and promote a film averaged approximately $39.0 million in 2003 compared with approximately $14.1 million in 1993.

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

        In film licensing zones where we are the sole exhibitor, we obtain film licenses by selecting a film from among those films being offered and negotiating directly with the distributor. In zones where there is competition, a distributor will either allocate films among the exhibitors in the zone, or, rarely, may require the exhibitors in the zone to bid for a film. When films are licensed under the allocation process, a distributor will select an exhibitor who then negotiates film rental terms directly with the distributor. We currently do not bid for films in any of our markets.

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

CONCESSIONS

        In addition to box office admissions revenues, we generated approximately 26.8% of our total revenues from concessions sales during 2003. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by optimizing product mix, introducing special promotions from time to time and training employees to up-sell and cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. Our management negotiates directly with manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.

COMPETITION

        The motion picture industry is highly competitive. Motion picture exhibitors generally compete on the basis of the following competitive factors:

  •
  ability to secure favorable licensing terms;

  •
  seating capacity, availably of stadium seating, location and reputation of their theatres;

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

        In addition, we seek to develop patron loyalty through a number of marketing programs such as free summer children's film series and cross-promotional ticket redemptions and promotions within local communities. We currently offer these programs only in selected markets. We plan to use these programs in markets where we believe patron loyalty can be further enhanced, and we will continue to evaluate our markets on a case-by-case basis to determine the suitability of these programs in individual regions. In addition, Regal has a frequent moviegoer loyalty program, named the Regal Crown Club, in all the markets in which we participate.

MANAGEMENT INFORMATION SYSTEMS

        We make extensive use of information technology in all areas of our business. We provide many ways for our customers to purchase tickets, ranging from the point of sale terminals in each theatre box office, to the self-service kiosks to Internet-based ticketing. We use our information technology systems to manage all aspects of our business. Our point of sale systems enable us to monitor cash transactions and detect fraud and concessions inventory shrinkage, while capturing information about sales and attendance needed for film booking and settlement. Our scheduling systems support the coordination needed to properly allocate our auditoriums between film showings and Regal CineMeetings events while also ensuring that each movie audience views the intended set of advertisements and newspaper advertisements provide the correct show starting times. Our continuing investment in information technology has enabled our management team to operate our theatres efficiently.

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

EMPLOYEES

        As of March 9, 2004, we employed approximately 4,095 persons. Film projectionists at certain of the Company's theatres in the New York market are covered by two collective bargaining agreements. The Company considers its employee relations to be good.

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

        Our theatres must comply with Title III of the Americans with Disabilities Act of 1990 (the "ADA") to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, an award of damages to private litigants and additional capital expenditures to remedy such non-compliance. United Artists and several of its subsidiaries are subject to a consent decree arising from a lawsuit captioned Connie Arnold et. al. v. United Artists Theatre Circuit, Inc. et. al. The plaintiffs alleged nationwide violations with the ADA for failure to remove barriers to access at existing theatres in a timely manner. In 1996, the parties involved in the case entered into a settlement agreement in which United Artists agreed to remove physical barriers to access at its theatres prior to July 2001. In January 2001, the settlement agreement was amended to, among other things, extend the completion date for barrier removal to July 2006 and require minimum expenditures of $250,000 a year for barrier removal.

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

Item 2. PROPERTIES

        As of January 1, 2004, we operated 116 of our theatres pursuant to lease agreements and owned the land and buildings for 4 theatres. For a January 1, 2004 list of the states in which we operated theatres and the number of theatres and screens operated in each such state, see the chart under "Business—Theatre Operations" above, which is incorporated herein by reference. The majority of our leased theatres are subject to lease agreements with original terms of 20 years or more and, in most cases, renewal options for up to an additional 10 years. These leases provide for minimum annual rentals and the renewal options generally provide for rent increases. Some leases require, under specified conditions, further rental payments based on a percentage of revenues above specified amounts. A majority of the leases are net leases, which require us to pay the cost of insurance, taxes and a portion of the lessor's operating costs.

        Of the 120 owned and leased theatres, 5 theatres (11 screens) are held through a corporation that is owned 80% by UATC, and four theatres (44 screens) are held by two partnerships and one corporation, each owned 51% by UATC. The remaining owned and leased theatres are held directly by UATC or its wholly owned subsidiaries. The master leases for theatres associated with the 1995 Sale and Leaseback transaction involving 16 operating properties allows for the exchange and sale of obsolete theatres that are not part of the long-term business plan. Substitutions may be made under certain conditions, during certain time periods in the future.

        UATC also manages two theatres (13 screens) located in the United States and receives a monthly management fee based on a percentage of total revenues.

        UATC leases the land, building and equipment in the theatres owned by UAR and Prop I in accordance with two master affiliate leases. The UAR and Prop I master leases expired in 2003 and UATC exercised its option to extend the leases for an additional ten years.

Item 3. LEGAL PROCEEDINGS

        The information required to be furnished by us under this Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained under the captions "Bankruptcy Claims" and "Other" in Note 11 (Commitments and Contingencies) of our notes to consolidated financial statements included in Part II, Item 8 (Financial Statements and Supplementary Data) of this report on Form 10-K.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of UATC's sole shareholder, the Parent, during the fourth quarter ended January 1, 2004.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        As of March 31, 2004, UATC's common stock is held entirely by the Parent. There is no established public trading market for the Company's common stock. During 2003, UATC effected two cash dividends totaling approximately $109.2 million to Parent. UATC's ability to pay dividends is restricted by the terms of the Participation Agreement entered into in connection with the 1995 sale and leaseback transaction described in Note 9 to the accompanying consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 6. SELECTED FINANCIAL DATA

        The following table presents selected historical financial data of UATC for the past five fiscal years. Effective March 2, 2001 UATC emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a reorganization plan that provided for the discharge of significant financial obligations. In accordance with AICPA Statement of Position 90-7, UATC adopted fresh start reporting whereby UATC's assets, liabilities and new capital structure were adjusted to reflect estimated fair values as of March 1, 2001. For the periods prior to March 2, 2001, the assets and liabilities of UATC and the related consolidated results of operations are referred to below as "Predecessor Company", and for periods subsequent to March 1, 2001, the assets and liabilities of UATC and the related consolidated results of operations are referred to as the "Reorganized Company." As a result of the above, the financial data of the Predecessor Company is not comparable to the financial data of the Reorganized Company. The following selected historical consolidated financial data set forth below should be read in conjunction with, and are qualified in their entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and UATC's consolidated financial statements and notes thereto included elsewhere in this document (in millions, except operating data).

	Reorganized Company(2)			Predecessor Company(1)
	Fifty-three weeks ended January 1, 2004(5)	Fifty-one weeks ended December 26, 2002	Forty-four weeks ended January 3, 2002	Nine weeks ended March 1, 2001	Fifty-two weeks ended December 28, 2000	Fifty-two weeks ended December 30, 1999
Summary of operations data:
Total operating revenue	$430.6	$574.8	$471.3	$99.1	$549.8	$630.8
Income (loss) from operations	39.4	47.7	28.5	14.9	(24.0)	(48.2)
Net income (loss)	17.8	14.5	3.8	228.8	(90.7)	(92.3)
Balance sheet data at period end:
Cash and cash equivalents	$21.8	$57.0	$23.5	$7.0	$11.4	$16.0
Total assets	177.6	412.6	402.6	438.4	447.1	534.3
Total debt(3)	5.9	261.1	248.6	452.5	447.5	446.6
Stockholder's equity (deficit)	101.9	85.3	54.0	(188.5)	(189.5)	(95.8)
Other financial Data
Cash flow provided by (used in) operating activities	$46.9	$43.3	$38.7	$(2.2)	$4.6	$22.4
Cash flow provided by (used in) investing activities	307.2	(36.7)	(8.8)	3.2	(3.0)	(43.5)
Cash flow provided by (used in) financing activities	(389.3)	26.9	(7.0)	1.6	(1.0)	29.2
Operating data(4):
Theatre locations	120	188	205	214	216	287
Screens	935	1,512	1,574	1,590	1,604	2,028
Average screens per location	7.8	8.0	7.7	7.4	7.4	7.0
Attendance (in millions)	46.1	64.1	54.7	12.0	66.7	80.9
Average ticket price	$6.41	$6.09	$5.89	$5.76	$5.58	$5.35
Average concessions per patron	2.50	2.49	2.38	2.24	2.32	2.15

(1)
Beginning in 1999, UATC changed its reporting period from the traditional calendar year to a fifty-two/fifty-three week presentation. The 2001 year contained 53 weeks and ended on January 3, 2002. The 2000 and 1999 years contained 52 weeks and ended on December 28 and December 30, respectively.

(2)
On April 12, 2002 Regal acquired United Artists and following the acquisition UATC changed its fiscal year, which used to end on the Thursday closest to December 31 each year, to conform to Regal's fiscal year. The Company's fiscal year now ends on the first Thursday after December 25, which in certain years (such as fiscal 2003) results in a 53-week fiscal year. The new reporting period is also based on a calendar that coincides with film playweeks. This resulted in the fiscal year 2002 containing two less weeks of operating results compared to the fiscal year 2003 and fiscal year 2001.

(3)
Total debt at December 28, 2000 and at March 1, 2001 includes $441.4 million of debt that is a liability subject to compromise as part of UATC's Chapter 11 Reorganization.

(4)
Theatre locations and screens represent the number of theatres and screens operated at the end of the period.

(5)
On June 6, 2003, UATC completed the sale of certain leased theatres consisting of 46 theatres and 438 screens in 11 states and certain other assets under construction to UATG, a wholly owned subsidiary of REH. For a detailed discussion of the transactions resulting from the sale to UATG, see Note 1 to the accompanying consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Overview and Basis of Presentation

        As of January 1, 2004, UATC operates 935 screens in 120 theatres in 21 states with over 46 million annual attendees. The UATC operated theatres are managed by Regal Cinemas Inc., a wholly owned subsidiary of Regal, pursuant to a management arrangement described below. The Company primarily operates multi-screen theatres and has an average of 7.8 screens per location. Theatre operations in seven states (California, New York, Pennsylvania, Louisiana, Texas, Mississippi and North Carolina) accounted for approximately 67.5% and 63.0% of UATC's total theatres and screens, respectively, as of January 1, 2004 and 51.6% of UATC's theatrical revenue for the fiscal year ended January 1, 2004. The Company seeks to locate each theatre where it will be the sole or leading exhibitor within a particular geographic film-licensing zone. Management believes that as of January 1, 2004, approximately 74.2% of the Company's screens were located in film licensing zones in which the Company was the sole exhibitor.

        UATC, United Artists and certain of its subsidiaries emerged from bankruptcy reorganization under Chapter 11 of Title 11 of the United States Code on March 2, 2001. For a detailed discussion of these bankruptcy proceedings, see Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. United Artists became a wholly owned subsidiary of REH through a series of transactions in April and August 2002. REH is a wholly owned subsidiary of Regal who acquired Regal Cinemas, United Artists, Edwards and Regal CineMedia through a series of transactions on April 12, 2002. For a detailed discussion of the transactions resulting in Regal's acquisition of its subsidiaries, see Note 4 to the consolidated financial statements included in Part II, Item 8, of this Form 10-K.

        The Company generates revenues primarily from admissions and concession sales. Additional revenues are generated by on-screen advertisements, rental of theatres for business meetings and other events by Regal CineMedia, an affiliate of UATC, electronic video games located adjacent to the lobbies of certain of the Company's theatres and vendor marketing programs. Film rental costs depend on the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film is in exhibition. Because the Company purchases certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

        In order to provide a meaningful basis of comparing the years ended January 1, 2004, December 26, 2002 and January 3, 2002, for purposes of the following tables and discussion, the operating results of the Reorganized Company for the forty-four weeks ended January 3, 2002 have been combined with the operating results of Predecessor Company for the nine weeks ended March 1, 2001 (collectively referred to as "Combined Company") ("Fiscal 2001 Period") and are compared to the fifty-three weeks ended January 1, 2004 ("Fiscal 2003 Period") and the fifty-one weeks ended December 26, 2002 ("Fiscal 2002 Period"). Depreciation, amortization, and certain other line items included in the operating results of the Combined Company are not comparable between periods as the nine weeks ended March 1, 2001 of the Predecessor Company do not include the effect of fresh-start reporting adjustments. The combining of reorganized and predecessor periods is not acceptable under accounting principles generally accepted in the United States of America.

        For a summary of industry trends relevant to the Company, see "Business-Industry Trends" above and "Results of Operations" below.

Results of Operations

        The theatre exhibition industry fared better than expected against record 2002 box office results. Based on our results and our review of selected industry sources, we believe national box office revenues in calendar year 2003 approximated that of calendar year 2002. Management believes that 2003 box office results benefited from increased average ticket prices per patron, offset by a decline in national attendance. The increase in average ticket price per patron resulted from increases in ticket prices coupled with a favorable film product mix, which resulted in sales of a greater proportion of full-price tickets. Although the film mix favorably impacted average ticket prices per patron, it had a negative impact on concession revenue per patron. The fiscal 2003 film mix consisted of a higher proportion of R-rated and PG-13 rated films.

        The sale of 46 theatres and 438 screens to UATG, partially offset by better than expected box office performance (consistent with industry trends), the contribution of two Hoyts theaters, the impact of two additional weeks of operating results during the Fiscal 2003 Period as compared to the Fiscal 2002 Period and other factors described below, led to the overall decrease in the Company's total revenues and income from operations. The two additional weeks in fiscal 2003 are significant in that they both were the week between Christmas and New Years Day, which is a traditionally high attendance week for the Company and the industry and accounted for approximately 7.6% of the Fiscal 2003 Period total attendance. Total revenues for the Fiscal 2003 Period were $430.6 million, a 25.1% decrease compared to total revenues of $574.8 million for the Fiscal 2002 Period. Income from operations for the Fiscal 2003 Period was $39.4 million, a 17.4% decrease compared to income from operations of $47.7 million for the Fiscal 2002 Period.

        During the Fiscal 2003 Period, the Company made significant progress with its strategic initiatives:

  •
  In addition to the sale of theatres to UATG and the contribution of the Hoyts theatres, we closed 22 theaters with 147 screens, ending the Fiscal 2003 Period with 120 theaters and 935 screens. For the Fiscal 2003 Period, we invested approximately $16.5 million in capital expenditures to improve our theatre assets.

  •
  We continued to operate the Company with a focus on increasing cash flow from operations and operating margins. During the Fiscal 2003 Period, our net cash provided by operating activities increased 8.3% and we achieved a 85 basis point improvement in our operating margins. Regal's focus on maximizing operating efficiencies through the integration of the three theatre circuits and controlling expenses where possible contributed to the cash flow and operating margin expansion.

        We remain optimistic regarding the 2004 film slate and share the view of a number of film studio executives who believe the industry is poised to benefit from another year of solid box office performance. Evidenced by the film studios' continued efforts to promote and market upcoming film releases, 2004 appears to be another year of an extended film release calendar consisting of high-profile releases such as The Passion of the Christ as well as a few key sequels, such as Harry Potter and the Prisoner of Azkaban, Shrek 2 and Spiderman 2. As a result of the breadth of the anticipated 2004 film product, the Company anticipates a slight increase in industry attendance for the 2004 calendar year as compared to the 2003 calendar year coupled with modest increases in ticket prices and concession revenues per patron.

        With respect to capital expenditures, due in part to the timing of certain construction projects, we expect theatre capital expenditures to be approximately $10.0 million for fiscal 2004, consisting of new theatre development, expansion of existing theatre facilities, upgrades and maintenance.

        We will continue to focus on a simple business strategy including enhancement of attractive business opportunities through Regal Cinemedia, an affiliate of the Company, and continued pursuit of a growth strategy that will provide incremental returns on our assets. For an understanding of the significant factors that influenced our performance during the past three fiscal years, the preceding and following discussion should be read in conjunction with the consolidated financial statements and the notes thereto presented in this Form 10-K.

        The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in UATC's consolidated statements of operations for the Fiscal 2003 Period, Fiscal 2002 Period and the Fiscal 2001 Period:

	Reorganized Company		Combined Company
	Fiscal 2003 Period	Fiscal 2002 Period	Fiscal 2001 Period
Revenues:
Admissions	68.6%	68.0%	68.6%
Concessions	26.8	27.8	27.5
Other operating revenues	4.6	4.2	3.9

Total revenues	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	35.9	36.5	37.8
Cost of concessions	3.9	3.9	3.1
Other operating expenses	38.8	37.9	38.1
Sale and leaseback rentals	3.9	3.2	3.2
General and administrative expenses	3.0	4.1	3.5
Depreciation and amortization	4.4	4.7	7.0
Loss (gain) on disposal and impairments of operating assets	0.2	0.7	(0.3)
Restructure costs and amortization of deferred stock compensation	0.8	0.8	—

Total operating expenses	90.9	91.8	92.4

Income from operations	9.1%	8.2%	7.6%

  Total Revenues

        The following table summarizes revenues and revenue-related data for the Fiscal 2003 Period, Fiscal 2002 Period and the Fiscal 2001 Period (in millions, except averages):

	Reorganized Company		Combined Company
	Fiscal 2003 Period	Fiscal 2002 Period	Fiscal 2001 Period
Admissions	$295.5	$390.8	$391.3
Concessions	115.2	159.7	157.0
Other operating revenues	19.9	24.3	22.1

Total operating revenues	$430.6	$574.8	$570.4

Attendance	46.1	64.1	66.7
Average ticket price	$6.41	$6.09	$5.87
Average concessions per patron	$2.50	$2.49	$2.35

Admissions

        Total admission revenues decreased $95.3 million, or 24.4% to $295.5 million for the Fiscal 2003 Period, from $390.8 million for the Fiscal 2002 Period. The decrease in admissions revenues in the Fiscal 2003 Period compared to the Fiscal 2002 Period was primarily attributable to a 28.1% decrease in attendance, which was principally due to the results of the sale of the 46 theatres to UATG on June 6, 2003 and the net closure of 147 screens during the Fiscal 2003 Period, partially offset by the impact of the two additional weeks of operating results during the Fiscal 2003 Period compared to the Fiscal 2002 Period and the inclusion of the two Hoyts theatres from March 28, 2003. These box office results were favorably impacted by a 5.3% increase in average ticket prices, which reflected actual price increases and the impact of a favorable film product mix.

        Total admissions revenues decreased $0.5 million, or 0.1%, to $390.8 million, for the Fiscal 2002 Period from $391.3 million for the Fiscal 2001 Period. The decrease in admissions revenues in the Fiscal 2002 Period compared to the Fiscal 2001 Period was primarily attributable to a 3.9% decrease in attendance, partially offset by a 3.7% increase in the average ticket price. The decrease in attendance was due to the absence of two weeks of operating results during the Fiscal 2002 Period compared to the Fiscal 2001 Period along with the closure of under performing theatres during the Fiscal 2002 Period.

Concessions

        Total concessions revenues decreased $44.5 million or 27.9% to $115.2 million for the Fiscal 2003 Period, from $159.7 million for the Fiscal 2002 Period. The decrease in concessions revenues in the Fiscal 2003 Period compared to the Fiscal 2002 Period was due to a 28.1% decrease in attendance resulting from the sale of the 46 theatres to UATG on June 6, 2003 and the net closure of 147 screens during the Fiscal 2003 Period. Concessions revenue per patron for the Fiscal 2003 Period approximated that of the Fiscal 2002 Period which was primarily attributable to the film product mix, which was comprised of a higher proportion of R-rated and PG-13 rated films. Such films typically result in lower concession revenue per patron.

        Total concessions revenues increased $2.7 million, or 1.7%, to $159.7 million for the Fiscal 2002 Period, from $157.0 million for the Fiscal 2001 Period. The increase in concessions revenues in the Fiscal 2002 Period compared to the Fiscal 2001 Period was primarily due to a 6.0% increase in the average concession sale per patron, partially offset by the absence of two weeks of operating results during the Fiscal 2002 Period compared to the Fiscal 2001 Period along with the closure of under performing theatres during the Fiscal 2002 Period.

Other Operating Revenues

        Total other operating revenues decreased $4.4 million, or 18.1%, to $19.9 million for the Fiscal 2003 Period, from $24.3 million for the Fiscal 2002 Period. Included in other operating revenues are on-screen advertising revenues and the marketing revenues from certain of the Company's vendor marketing programs. The decrease in other operating revenues was primarily due to the lower attendance as a result of the sale of the 46 theatres to UATG on June 6, 2003, partially offset by increases in advertising revenues from vendor marketing programs and the inclusion of the two Hoyts theatres from March 28, 2003.

        Total other operating revenues increased $2.2 million, or 10.0%, to $24.3 million for the Fiscal 2002 Period, from $22.1 million for the Fiscal 2001 Period. The increase in other operating revenues in the Fiscal 2002 Period compared to the Fiscal 2001 Period was primarily due to the classification of certain vendor marketing programs to other operating revenues, partially offset by the absence of two weeks of operating results during the Fiscal 2002 Period compared to the Fiscal 2001 Period.

Operating Expenses

        The following table summarizes certain operating expenses for the Fiscal 2003 Period, Fiscal 2002 Period and the Fiscal 2001 Period (dollars in millions):

	Reorganized Company				Combined Company
	Fiscal 2003 Period		Fiscal 2002 Period		Fiscal 2001 Period
	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	$154.6	52.3%	$209.5	53.6%	$215.5	55.1%
Cost of concessions(2)	16.6	14.4%	22.1	13.8%	17.9	11.4%
Other theatre operating expenses(3)	167.2	38.8%	218.1	37.9%	217.3	38.1%
Sale and leaseback rentals(3)	16.7	3.9%	18.2	3.2%	18.2	3.2%
General and Administrative expenses(3)	12.9	3.0%	23.5	4.1%	19.9	3.5%

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

        Film rental and advertising costs decreased $54.9 million, or 26.2%, to $154.6 million in the Fiscal 2003 Period, from $209.5 million in the Fiscal 2002 Period. Film rental and advertising costs as a percentage of admissions revenues decreased slightly to 52.3% in the Fiscal 2003 Period as compared to 53.6% in the Fiscal 2002 Period as a result of a decline in advertising expense and a lower percentage of box office revenues being derived from higher grossing films. The decrease in film rental and advertising costs during the Fiscal 2003 Period was primarily attributable to the results of the sale of the 46 theatres to UATG on June 6, 2003 and the net closure of 147 screens during the Fiscal 2003 Period, partially offset by the inclusion of the two Hoyts theatres from March 28, 2003 and the impact of two additional weeks of operating results during the Fiscal 2003 Period.

        Film rental and advertising costs decreased $6.0 million, or 2.8%, to $209.5 million for the Fiscal 2002 Period, from $215.5 million for the Fiscal 2001 Period. Film rental and advertising costs as a percentage of admissions revenue decreased to 53.6% in the Fiscal 2002 Period from 55.1% in the Fiscal 2001 Period. The decrease in film rental and advertising costs as a percentage of admissions revenue was primarily attributable to a decline in advertising costs resulting from the savings realized through the integration of the three theatre circuits during the Fiscal 2002 Period.

Cost of Concessions

        Cost of concessions decreased $5.5 million, or 24.9% to $16.6 million in the Fiscal 2003 Period, from $22.1 million in the Fiscal 2002 Period due primarily to the results of the sale of the 46 theatres to UATG on June 6, 2003 and the net closure of 147 screens during the Fiscal 2003 Period. Cost of concessions as a percentage of concessions revenues increased to 14.4% in the Fiscal 2003 Period as compared to 13.8% in the Fiscal 2002 Period. The increase in the cost of concessions as a percentage of concession revenue in the Fiscal 2003 Period was primarily attributable to product mix, partially offset by the realization of operating efficiencies realized through the 2002 integration of the three theatre circuits.

        Cost of concessions increased $4.2 million, or 23.5%, to $22.1 million for the Fiscal 2002 Period, from $17.9 million for the Fiscal 2001 Period. Cost of concessions as a percentage of concessions revenue increased to 13.8% in the Fiscal 2002 Period as compared to 11.4% in Fiscal 2001 Period. The increase in concession costs as a percentage of concession revenue was primarily due to a change in concession contracts in the second quarter of 2002 related to certain vendor marketing programs that are classified on the income statement as other operating revenue rather than a reduction of concession costs.

Other Theatre Operating Expenses

        Other theatre operating expenses decreased $50.9 million, or 23.3% to $167.2 million in the Fiscal 2003 Period, from $218.1 million in the Fiscal 2002 Period. The decrease in total other theatre operating expenses in the Fiscal 2003 Period was primarily due to the result of the sale of the 46 theatres to UATG on June 6, 2003, the net closure of 147 screens during the Fiscal 2003 Period and the operating efficiencies realized through the 2002 integration of the three theatre circuits, partially offset by the impact of two additional weeks of operating results during the Fiscal 2003 Period. Other theatre operating expenses as a percentage of total revenues increased to 38.8% in the Fiscal 2003 Period, as compared to 37.9% in the Fiscal 2002 Period. The increase in other theatre operating expenses as a percentage of total revenues in the Fiscal 2003 Period was primarily due to the fixed cost nature of certain operating expenses, coupled with a decrease in total revenues.

        Other theatre operating expenses increased $0.8 million, or 0.4%, to $218.1 million for the Fiscal 2002 Period from $217.3 million for the Fiscal 2001 Period. Other theatre operating expenses as a percentage of total revenue decreased to 37.9% in the Fiscal 2002 Period from 38.1% during the Fiscal 2001 Period. The decreases in other theatre operating expenses as a percentage of total revenue was primarily due to declines in rent and occupancy costs associated with the closure of certain under-performing theatres in 2001 and a reduction in other controllable costs.

Sale and Leaseback Rentals

        Sale and leaseback expenses decreased $1.5 million, or 8.2% to $16.7 million during the Fiscal 2003 Period, from $18.2 million in the Fiscal 2002 Period. The decrease in sale and leaseback expense in the Fiscal 2003 Period was due to the sale of certain underperforming properties during the Fiscal 2003 Period as described in Note 9 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

        Sale and leaseback expense remained consistent for the Fiscal 2002 Period and the Fiscal 2001 Period at $18.2 million.

General and Administrative Expenses

        General and administrative expenses decreased $10.6 million, or 45.1%, to $12.9 million during the Fiscal 2003 Period, from $23.5 million in the Fiscal 2002 Period. As a percentage of total revenues, general and administrative expenses were approximately 3.0% and 4.1% in the Fiscal 2003 and Fiscal 2002 Periods, respectively. Included in general and administrative expenses are management fees associated with the management agreement between Regal Cinemas, Inc. and UATC under which Regal Cinemas, Inc. manages the theatre operations of UATC. The decrease in general and administrative expenses during the Fiscal 2003 Period was primarily due to the reduction in management fee costs incurred during the Fiscal 2003 Period resulting from the decrease in total revenues due to the result of the sale of the 46 theatres to UATG on June 6, 2003 and the net closure of 147 screens during the Fiscal 2003 Period compared to the Fiscal 2002 Period.

        General and administrative expenses increased $3.6 million, or 18.1%, to $23.5 million for the Fiscal 2002 Period, from $19.9 million for the Fiscal 2001 Period. Included in general and administrative expenses for 2002 are management fee costs to Regal Cinemas Inc. associated with the management agreement between Regal Cinemas, Inc. and UATC under which Regal Cinemas manages the theatre operations of UATC. As a percentage of total revenues, general and administrative expenses increased to 4.1% in the Fiscal 2002 Period from 3.5% in the Fiscal 2001 Period. The increase in general and administrative expenses was primarily due to additional professional fees incurred during 2002 and other temporary administrative costs associated with the integration of UATC into Regal.

Depreciation and Amortization

        Depreciation and amortization decreased $8.0 million, or 29.6%, to $19.0 million in the Fiscal 2003 Period, from $27.0 million in the Fiscal 2002 Period. The decrease in depreciation and amortization during the Fiscal 2003 Period was primarily due to the sale of the 46 theatres to UATG and the net closure of 147 screens during the Fiscal 2003 Period.

        Depreciation and amortization expenses decreased $13.2 million, or 32.8%, to $27.0 million for the Fiscal 2002 Period, from $40.2 million for the Fiscal 2001 Period. The 2002 decrease was primarily due to the adoption as of January 4, 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets," which resulted in UATC no longer amortizing the reorganization value in excess of identifiable assets during 2002.

Loss (Gain) on Disposal and Impairment of Operating Assets

        The Company evaluates assets for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, the Company recognizes an impairment charge in the amount by which the carrying value of the assets exceeds their fair market value. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose. The Company periodically sells properties relating to under-performing theatres and other non-theatre real estate, along with equipment from closed theatres that can not be used at other locations. UATC recorded a loss (gain) on the disposal and impairment of operating assets of $0.8 million, $4.0 million, and ($2.0) million for the Fiscal 2003 Period, the Fiscal 2002 Period and the Fiscal 2001 Period, respectively.

Restructure Costs and Amortization of Deferred Stock Compensation

        Restructure costs relate to the Company's restructuring and severance plan charges associated with the combination of the Company with other theatre companies also controlled by Regal. A total of $0.8 million and $2.9 million were recorded as restructuring costs for the Fiscal 2003 Period and the Fiscal 2002 Period, respectively. During the Fiscal 2003 and the Fiscal 2002 Periods, amortization of deferred stock compensation of $2.6 million and $1.8 million, respectively was recorded.

Income from Operations

        Income from operations decreased $8.3 million, or 17.4% to $39.4 million for the Fiscal 2003 Period, from $47.7 million for the Fiscal 2002 Period. Income from operations as a percentage of total revenue increased to 9.2% for the Fiscal 2003 Period from 8.3% for the Fiscal 2002 Period. The decrease in income from operations for the Fiscal 2003 Period was due primarily to the sale of the 46 theatres to UATG, partially offset by two additional weeks of operating results during the Fiscal 2003 Period and the inclusion of the two Hoyts theatres from March 28, 2003.

        Income from operations increased by $4.3 million, to $47.7 million for the Fiscal 2002 Period, from $43.4 million for the Fiscal 2001 Period. Income from operations as a percentage of total revenues increased to 8.2% for the Fiscal 2002 Period from 7.6% for the Fiscal 2001 Period. The increase in income from operations was primarily attributable to the decrease in depreciation and amortization costs during 2002, partially offset by the absence of two weeks of operating results from the Fiscal 2002 Period as compared to the Fiscal 2001 Period.

Interest Expense, Net

        Net interest expense decreased $10.4 million, or 52.0% to $9.6 million for the Fiscal 2003 Period, from $20.0 million for the Fiscal 2002 Period. The decrease in net interest expense during the Fiscal 2003 Period was primarily due to the Company's repayment of the note payable to the Parent in June 2003 using funds obtained from the sale of 46 theatres to UATG.

        Net interest expense decreased $4.0 million, or 16.7%, to $20.0 million for the Fiscal 2002 Period from $24.0 million for the Fiscal 2001 Period. The decrease in net interest expense for the Fiscal 2002 Period was primarily due to a lower average debt balance resulting from the completion of the Chapter 11 reorganization, along with lower outstanding interest rates.

Gain (Loss) on Extinguishment of Debt

        As part of the payoff of UATC's term facility and revolving credit facility during May 2002, deferred loan costs of $1.4 million were written off during the Fiscal 2002 Period.

        As part of the Company's reorganization through the Chapter 11 cases a gain of $187.6 million was recorded in the Fiscal 2001 Period for the discharge of obligations subject to compromise for less than the recorded amounts.

Reorganization Items

        Costs associated with the Company's reorganization through the Chapter 11 Cases incurred subsequent to the Petition Date and prior to the Effective Date are classified as reorganization items. As part of the Company's application of fresh-start accounting, an adjustment was recorded to reorganization costs based on the adjustment of assets and liabilities to fair value. For the nine weeks ended March 1, 2001, the Company recorded reorganization costs, net of professional fees and asset impairments, of $33.3 million.

Income Taxes

        The provision for income taxes increased $0.2 million, or 1.8% to $11.5 million for the Fiscal 2003 Period, from $11.3 for the Fiscal 2002 Period. Accordingly the effective tax rate was 39.2% and 43.8% for the Fiscal 2003 and the Fiscal 2002 Periods, respectively. The decline in the effective tax rate was primarily attributable to the impact of certain 2002 nondeductible restructuring expenses and minority interest.

        Income taxes increased $7.7 million to a provision of $11.3 million for the Fiscal 2002 Period from $3.6 million for the Fiscal 2001 Period. Prior to UATC emerging from Chapter 11 on March 2, 2001, UATC had minimal income tax expense due to the Company's ability to utilize NOL carryforwards for the pre-emergence period. The increase in income taxes in the Fiscal 2002 Period was primarily due to UATC's improved operating results, the non-deductible nature of certain of UATC's reorganization costs and the reduction of goodwill due to the use of tax benefits.

Net Income

        Net income increased $3.3 million, or 22.8% to $17.8 million for the Fiscal 2003 Period, from $14.5 million for the Fiscal 2002 Period. The increase in net income in the Fiscal 2003 Period was primarily attributable to the decrease in interest expense, partially offset by the decrease in operating income, increase in minority interests expense and the increase in the provision for income taxes during the Fiscal 2003 Period.

        Net income decreased $218.1 million or 93.8% to $14.5 million for the Fiscal 2002 Period, from $232.6 million for the Fiscal 2002 Period. The decrease in net income in the Fiscal 2002 Period was primarily attributable to the extraordinary gain and the adjustment to reorganization costs as part of the Company's reorganization through the Chapter 11 cases recorded in the Fiscal 2001 Period.

Cash Flows

        The following table summarizes certain cash flow data for the Fiscal 2003, 2002 and 2001 Periods (dollars in millions):

	Fiscal 2003 Period	Fiscal 2002 Period	Fiscal 2001 Period
Net cash provided by operating activities	$46.9	$43.3	$36.5
Net cash provided by (used in) investing activities	307.2	(36.7)	(5.6)
Net cash provided by (used in) financing activities	(389.3)	26.9	(5.4)
Cash used in reorganization	—	—	(13.4)

Net increase (decrease) in cash and cash equivalents	(35.2)	33.5	12.1

  Fiscal 2003 Period Compared to Fiscal 2002 Period

        Net cash provided by operating activities was approximately $46.9 million for the Fiscal 2003 Period compared to approximately $43.3 million for the Fiscal 2002 Period. The net increase was attributable to an increase in net income of $3.3 million, which was attributable to the impact of two additional weeks of operating results and a decrease in cash used by the net change in operating assets and liabilities, partially offset by a net decrease in non-cash items (primarily depreciation). Cash flows provided by investing activities increased by $343.9 million during the Fiscal 2003 Period and was primarily attributable to the second quarter 2003 sale of 46 theatres to UATG, coupled with decreased capital expenditures and proceeds from asset sales. Cash flows used in financing activities were approximately $389.3 million for the Fiscal 2003 Period compared to cash flows provided by financing activities of approximately $26.9 million for the Fiscal 2002 Period. The increase in cash flows used in financing activities was primarily attributable to the repayment of the affiliate note payable ($254.7 million) to the Parent and the payment of cash dividends ($109.2 million) to the Parent.

  Fiscal 2002 Period Compared to Fiscal 2001 Period

        Net cash provided by operating activities was approximately $43.3 million for the Fiscal 2002 Period compared to approximately $36.5 million for the Fiscal 2001 Period. The increase was attributable to UATC's debt restructuring associated with its Chapter 11 bankruptcy filing, coupled with certain increases in non-cash (principally deferred income taxes) and certain working capital items. Cash flows used in investing activities increased by $31.1 million during the Fiscal 2002 Period and is primarily attributable to increased capital expenditures and a decrease in proceeds from assets sales. Cash flows provided by financing activities were approximately $26.9 million for the Fiscal 2002 Period compared to cash flows used in financing activities of approximately $5.4 million for the Fiscal 2002 Period. The increase in cash flows provided by financing activities was primarily related to the repayment of UATC's Term Facility in May 2002 that was replaced with a note payable to the Parent.

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

        The Company funds the cost of its capital expenditures through internally generated cash flow and cash on hand. The Company's capital requirements have historically arisen principally in connection with new theatre openings, adding new screens to existing theatres, upgrading the Company's theatre facilities and replacing equipment. The Company currently expects capital expenditures for theatre development, expansion, upgrading, maintenance and replacements to be approximately $10.0 million in Fiscal 2004. During the Fiscal 2003 Period, the Company invested an aggregate of approximately $16.5 million in capital expenditures.

        As part of the Company's bankruptcy restructuring, debt was reduced from approximately $439.7 million under the Company's bank credit facility, as it existed before the petition date, to approximately $252.1 million under the Company's restructured term bank credit facility (the "Term Facility"). During the Fiscal 2002 Period a portion of the proceeds from the public offering of Regal were loaned to the Parent by Regal to repay the Company's Term Facility. This debt was replaced by a note payable to the Parent, which was obligated under a substantially similar note payable to REH. On June 6, 2003, UATG used the proceeds from the sale of the theatre assets to UATG to repay the principal and all unpaid and accrued interest on the note payable of approximately $263.8 million.

Contractual Cash Obligations

        The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases. As of January 1, 2004, the Company's estimated contractual cash obligations over the next several years are as follows (amounts in millions):

	Payments Due by Period
Contractual cash obligations	Total	Current	2-3 years	4-5 years	After 5 years
Long-term debt(1)	$3.4	$0.4	$0.8	$2.2	$0.0
Capital lease obligations(2)	2.5	0.1	0.2	0.4	1.8
Operating leases(3)	551.7	46.8	89.2	85.8	329.9

Total contractual cash obligations	$557.6	$47.3	$90.2	$88.4	$331.7

(1)
These amounts are included on our consolidated balance sheet as of January 1, 2004. See Note 6 to the accompanying consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our long-term debt obligations and related matters.

(2)
The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of January 1, 2004. See Note 6 to the accompanying consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our capital lease obligations and lease financing arrangements.

(3)
We enter into operating leases in the normal course of business. Such lease agreements provide us with the option to renew the leases at defined or then fair value rental rates for various periods. Our future operating lease obligations would change if we exercised these renewal options and if we enter into additional operating lease agreements. Our operating lease obligations are further described in Note 11 to the accompanying consolidated financial statements included in Part II, Item 8 of this Form 10-K.

        The Company believes that the amount of cash equivalents on hand and cash flow expected from operations will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for at least 12 months.

  United Artists Leveraged Sale and Leaseback

        In December 1995, UATC entered into a sale and leaseback transaction whereby the land and buildings underlying 27 of its operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. The transaction requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. Several of its properties included in the sale and leaseback transaction have been determined by UATC to be economically obsolete for theatre use. As of January 1, 2004, 22 theatres were subject to the sale leaseback transaction. UATC amended the lease on March 7, 2001 to allow UATC to terminate the master lease with respect to the obsolete properties, to allow the owner trustee to sell those properties and pay down the underlying debt (at a discount to par through September 2002 and par thereafter) and to reduce the amount of rent paid by UATC on the lease. Included in the 2001 amendment is a $35.0 million cap on the ability to sell properties. Through January 1, 2004 approximately $22.2 million of this cap has been utilized through theatre sales. Three additional properties are no longer operational and are being marketed for sale. An evaluation of the remaining theatres is performed on an ongoing basis. Approximately $79.3 million in principal amount of pass-through certificates were outstanding as of January 1, 2004.

        In connection with the 1995 sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends.

        On November 8, 1996, UATC entered into a sale and leaseback transaction, pursuant to which UATC sold three of its operating theatres and two theatres under development to an unaffiliated third party for approximately $21.5 million and leased back those theatres pursuant to a lease that terminates in 2017. The lease provides UATC with an option to extend the term of the lease for an additional 10 years. Two of the theatres have been determined by UATC to be economically obsolete and are no longer in operation.

        The UATC 1995 and 1996 sale and leaseback transactions resulted in UATC having two separate master lease agreements, each covering multiple properties. Each agreement provides for a single lease payment to be made to the landlord with respect to all the properties subject to the respective master lease without regards to any lease rate that might otherwise be attributable to a specific lease property.

        In connection with UATC's adoption of fresh-start reporting upon its emergence from bankruptcy, the Company assessed the lease payment obligations under two master lease agreements and concluded that such aggregate obligations provided economically consistent returns on the underlying lease properties as compared with similar leased facilities. As such, the amount of rent currently being paid under the master lease agreement is substantially attributable to the value of the key theatres. Accordingly, the Company has accounted for the total rent paid under these agreements as expense and have included the future annual rental due under the master lease agreement in rent commitments described in Note 11 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

Critical Accounting Estimates

        Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. The Company evaluates and modifies on an ongoing basis such estimates and assumptions, which include, but are not limited to, those related to film costs, property and equipment, goodwill, income taxes and reorganization and purchase accounting. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ materially from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company's reported and expected results.

        We believe the following accounting policies are critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  We applied the principles of purchase and reorganization accounting when recording the acquisitions of controlling equity interests by The Anschutz Corporation and its subsidiaries ("TAC") and the exchange of stock for minority interests and the emergence from bankruptcy of the theatre companies and the subsequent acquisition of Hoyts. These accounting principles require that we estimate the fair value of the individual assets and liabilities, including estimates of bankruptcy-related claims and the related deferred tax assets and liabilities related to such amounts. The estimation of the fair value of the assets and liabilities involves a number of judgments and estimates that could differ materially from the actual amounts.

  •
  We adopted SFAS 142, "Goodwill and Other Intangible Assets" in 2002. SFAS 142 specifies that goodwill and indefinite-lived intangible assets will no longer be amortized but instead will be subject to an annual impairment assessment. Based on our annual impairment assessment conducted during the fourth quarter of fiscal 2003, we were not required to record a charge for goodwill impairment. In assessing the recoverability of the goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods.

  •
  We estimate our film cost expense and related film cost payable based on management's best estimate of the ultimate settlement of the film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically "settled" within two to three months of a particular film's opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. Such adjustments have been historically insignificant. Actual film costs and film costs payable could differ materially from those estimates. For the fifty-three weeks ended January 1, 2004 and the fiscal years ended December 26, 2002 and January 3, 2002, there were no significant changes in our film cost estimation and settlement procedures.

  •
  We depreciate and amortize the components of our property and equipment on a straight-line basis over the estimated useful lives of the assets. Each owned theatre consists of a building structure, structural improvements, seating and concession and film display equipment. While we have assigned an estimated useful life of less than 30 years to certain acquired facilities, we estimate that our newly constructed buildings generally have an average economic useful life to us of 30 years. Certain of our buildings have been in existence for more than forty years. With respect to equipment (e.g., concession stand and point-of-sale equipment), a substantial portion is depreciated over seven years or less, which has been our historical replacement period. Seats and projection equipment generally have a longer useful economic life, and their depreciable lives (12-15 years) are based on our experience and replacement practices. The estimates of the assets' useful lives require our judgment and our knowledge of the assets being depreciated and amortized. Further, we review the economic useful lives of such assets annually and make adjustments thereto as necessary. Actual economic lives may differ materially from these estimates.

    The majority of our properties were appraised as part of the bankruptcy process. Such appraisals supported the estimated lives being used for depreciation and amortization purposes. Furthermore, our analysis of our historical capital replacement program is consistent with our depreciation policies. Finally, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Such analysis evaluates assets for impairment on an individual theatre basis. When the future undiscounted cash flows of the operations to which the assets relate do not exceed the carrying value of the assets, such assets are written down to fair value. Our experience indicates that theatre properties become impaired primarily due to market or competitive factors rather than physical (wear and tear) or functional (inadequacy or obsolescence) factors. In this regard, we do not believe the frequency or volume of facilities impaired due to these market factors are significant enough to impact the useful lives used for depreciation periods.

    For the fifty-three weeks ended January 1, 2004 and the fiscal years ended December 26, 2002 and January 3, 2002 no significant changes have been made to the depreciation and amortization rates applied to operating assets, the underlying assumptions related to estimates of depreciation and amortization, or the methodology applied. For the fiscal year ended January 1, 2004, consolidated depreciation and amortization expense was $19.0 million, representing 4.4% of consolidated total revenues. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation and amortization expense would have decreased by approximately $2.2 million or 11.6%. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation and amortization expense would have increased by approximately $2.9 million or 15.3%.

  •
  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards based on their probable tax treatment. In addition, income tax rules and regulations are subject to interpretation and require judgment by us and may be challenged by the tax authorities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance if it is deemed more likely than not that our deferred income tax assets will not be realized. We reassess the need for such allowance on an ongoing basis. Should we ultimately realize a benefit from tax assets in excess of the amount recorded that relate to pre-acquisition periods, goodwill would be reduced.

    For the fifty-three weeks ended January 1, 2004, our provision for income taxes was $11.5 million. Changes in management's estimates and assumptions regarding the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could potentially impact the provision for income taxes. Changes in these assumptions could potentially change the effective tax rate. A one percent change in the effective tax rate from 39.2% to 40.2% would have increased the current year income tax provision by approximately $0.3 million.

Quarterly Results

        The following tables set forth selected unaudited quarterly results for the eight quarters ended January 1, 2004. The quarterly financial data as of each period presented below have been derived from UATC's unaudited consolidated financial statements for those periods. Results for these periods are not necessarily indicative of results for the full year. The quarterly financial data should be read in conjunction with the consolidated financial statements of UATC and notes thereto included in Part II, Item 8 of this Form 10-K.

	Jan 1, 2004(1)	Sept. 25, 2003	Jun. 26, 2003	March 27, 2003	Dec. 26, 2002	Sept. 26, 2002	June 27, 2002	Mar. 28, 2002(2)
	(In millions)
Total revenues	$87.3	$86.7	$123.6	$133.0	$139.1	$151.7	$160.1	$123.9
Operating income	8.0	7.7	9.5	14.2	3.6	16.3	21.8	6.0
Net income	4.7	4.6	3.5	5.0	0.5	5.5	7.5	1.0

(1)
The fourth quarter of the Fiscal 2003 Period includes one additional week of operations.

(2)
The first quarter of the Fiscal 2002 Period had one less week of operations.

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

Recent Accounting Pronouncements

        For a discussion of the recent accounting pronouncements relevant to our operations, refer to the information provided under Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, which information is incorporated herein by reference.

Forward-looking Statements

        Some of the information in this Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" may constitute forward- looking statements. In some cases you can identify these "forward-looking statements" by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included in Part II, Item 8 of this Form 10-K.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        UATC's market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. As of January 1, 2004, the Company maintained no debt obligations bearing floating interest rates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors
United Artists Theatre Circuit, Inc.:

        We have audited the accompanying consolidated balance sheets of United Artists Theatre Circuit, Inc. and subsidiaries as of January 1, 2004 and December 26, 2002 (Reorganized Company), and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for the years ended January 1, 2004 and December 26, 2002 and the forty-four weeks ended January 3, 2002 (Reorganized Periods) and for the nine weeks ended March 1, 2001 (Predecessor Period). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Artists Theatre Circuit, Inc. and subsidiaries as of January 1, 2004 and December 26, 2002 (Reorganized Company), and the results of their operations and their cash flows for the years ended January 1, 2004 and December 26, 2002 and the forty-four weeks ended January 3, 2002 (Reorganized Periods) and for the nine weeks ended March 1, 2001 (Predecessor Period), in conformity with accounting principles generally accepted in the United States of America.

        As described in Notes 1 and 2 to the consolidated financial statements, effective March 2, 2001, the Company emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a reorganization plan, which was confirmed by the Bankruptcy Court on January 22, 2001. In accordance with AICPA Statement of Position 90-7, the Company adopted fresh start reporting whereby its assets, liabilities and new capital structure were adjusted to reflect estimated fair values as of March 2, 2001. As a result, the consolidated financial statements for the periods subsequent to March 1, 2001 reflect the Reorganized Company's new basis of accounting and are not comparable to the Predecessor Company's pre-reorganization consolidated financial statements.

        As discussed in Note 2 to the accompanying consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets during 2002.

/s/ KPMG LLP

Nashville, Tennessee
February 6, 2004

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in millions, except share data)

	Reorganized Company
	January 1, 2004	December 26, 2002
Assets
Current assets:
Cash and cash equivalents	$21.8	$57.0
Receivables, net	0.8	11.5
Prepaid expenses, concession inventory and other	6.5	10.0

Total current assets	29.1	78.5
Investments and related receivables	2.1	2.5
Assets held for sale	0.2	—
Property and equipment, at cost:
Land	12.9	10.5
Theatre buildings, equipment and other	143.1	248.2

	156.0	258.7
Less accumulated depreciation and amortization	(40.1)	(45.6)

Total property and equipment, net	115.9	213.1
Goodwill	29.5	116.8
Other assets	0.8	1.7

Total assets	$177.6	$412.6

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$23.9	$31.2
Accrued and other liabilities	1.4	21.5
Current portion of long-term debt	0.5	0.5

Total current liabilities	25.8	53.2
Other liabilities	6.8	9.7
Long-term debt	5.4	5.9
Deferred income taxes	33.8	1.0
Note payable to affiliate including accrued interest	—	254.7

Total liabilities	71.8	324.5
Minority interests in equity of consolidated subsidiaries	3.9	2.8
Stockholder's equity
Preferred stock (5,000,000 authorized shares, no shares issued and outstanding)	—	—
Common stock (1,000 authorized shares; 100 shares issued and outstanding $1.00 par value)	—	—
Additional paid-in capital	130.3	112.3
Unamortized deferred stock compensation	(5.9)	(8.5)
Retained earnings	9.3	18.3
Related party receivables	(31.8)	(36.8)

Total stockholder's equity	101.9	85.3

Total liabilities and stockholder's equity	$177.6	$412.6

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

(Amounts in Millions)

	Reorganized Company			Predecessor Company
	Fifty-three weeks ended January 1, 2004	Fifty-One weeks ended December 26, 2002	Forty-Four weeks ended January 3, 2002	Nine Weeks ended March 1, 2001
Revenue:
Admissions	$295.5	$390.8	$322.2	$69.1
Concessions	115.2	159.7	130.1	26.9
Other operating revenue	19.9	24.3	19.0	3.1

Total revenues	430.6	574.8	471.3	99.1
Operating expenses:
Film rental and advertising costs	154.6	209.5	179.3	36.2
Cost of concessions	16.6	22.1	14.8	3.1
Other operating expenses	167.2	218.1	181.5	35.8
Sale and leaseback rentals	16.7	18.2	15.2	3.0
General and administrative expenses	12.9	23.5	16.7	3.2
Depreciation and amortization	19.0	27.0	33.8	6.4
Loss (gain) on disposal and impairment of operating assets	0.8	4.0	1.5	(3.5)
Restructure costs and amortization of deferred stock compensation	3.4	4.7	—	—

Total operating expenses	391.2	527.1	442.8	84.2

Income from operations	39.4	47.7	28.5	14.9
Other income (expense):
Interest expense, net	(9.6)	(20.0)	(18.1)	(5.9)
Minority interests in earnings of consolidated subsidiaries	(0.6)	0.5	(0.1)	(1.0)
Gain (loss) on extinguishment of debt	—	(1.4)	—	187.6
Other, net	0.1	(1.0)	(2.9)	(0.1)

	(10.1)	(21.9)	(21.1)	180.6
Income before reorganization items and income taxes	29.3	25.8	7.4	195.5
Reorganization items	—	—	—	33.3

Income before income taxes	29.3	25.8	7.4	228.8
Provision for income taxes	(11.5)	(11.3)	(3.6)	—

Net income	$17.8	$14.5	$3.8	$228.8

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholder's Equity (Deficit)

(Amounts in Millions)

	Preferred stock	Common stock	Additional paid-in capital	Deferred stock compensation	Retained earnings/ (accumulated deficit)	Intercompany and Related party receivable	Total stockholder's equity (deficit)
Predecessor Balances at December 28, 2000	$—	$—	$289.9	$—	$(478.3)	$(1.1)	$(189.5)
Net income and comprehensive income	—	—	—	—	228.8	—	228.8
Adjustment to Predecessor equity accounts in connection with fresh-start reporting	—	—	(289.9)	—	249.5	(61.6)	(102.0)
Issuance of new equity in Reorganized Company	—	—	97.9	—	—	—	97.9

Reorganized Balances at March 2, 2001	—	—	97.9	—	—	(62.7)	35.2
Net income and comprehensive income	—	—	—	—	3.8	—	3.8
Change in related party receivable	—	—	—	—	—	15.0	15.0

Reorganized Balances at January 3, 2002	—	—	97.9	—	3.8	(47.7)	54.0
Net income and comprehensive income	—	—	—	—	14.5	—	14.5
Exchange of common stock of United Artists for common stock of Regal Entertainment Group	—	—	13.2	(10.3)	—	—	2.9
Stock compensation charge	—	—	—	1.8	—	—	1.8
Tax benefit from exercise of options	—	—	1.2	—	—	—	1.2
Change in related party receivable	—	—	—	—	—	10.9	10.9

Reorganized Balances at December 26, 2002	—	—	112.3	(8.5)	18.3	(36.8)	85.3
Net income and comprehensive income	—	—	—	—	17.8	—	17.8
Dividends to Parent	—	—	(82.4)	—	(26.8)	—	(109.2)
Stock compensation charge	—	—	—	2.6	—	—	2.6
Tax benefit from exercise of options	—	—	0.7	—	—	—	0.7
Change in related party receivable	—	—	—	—	—	(15.0)	(15.0)
Sale of certain theatre assets to UATG	—	—	87.3	—	—	20.0	107.3
Contribution from Parent of two Hoyts locations	—	—	12.4	—	—	—	12.4

Reorganized Balances at January 1, 2004	$—	$—	$130.3	$(5.9)	$9.3	$(31.8)	$101.9

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in Millions)

	Reorganized Company			Predecessor Company
	Fifty-three Weeks Ended January 1, 2004	Fifty-one Weeks Ended December 26, 2002	Forty-four Weeks Ended January 3, 2002	Nine Weeks Ended March 1, 2001
Cash flow from operating activities:
Net income	$17.8	$14.5	$3.8	$228.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Effect of leases with escalating minimum annual rentals	1.2	2.6	3.1	0.6
Depreciation and amortization	19.0	27.0	33.8	6.4
Amortization of deferred stock compensation	2.6	1.8	—	—
Reorganization items	—	—	—	(33.3)
Loss (gain) on disposal and impairment of operating assets	0.8	4.0	1.5	(3.5)
Minority interests in earnings of consolidated subsidiaries	0.6	(0.5)	0.1	1.1
Loss (gain) on extinguishment of debt	—	1.4	—	(187.6)
Provision for deferred income taxes	16.4	7.1	—	—
Change in operating assets and liabilities net of acquisitions and dispositions:
Receivables	3.1	4.2	(4.0)	2.2
Prepaid expenses and concession inventory	(0.5)	11.8	(4.7)	(3.8)
Other assets	—	—	(0.3)	(0.1)
Accounts payable	3.3	(24.0)	(0.6)	(10.6)
Accrued and other liabilities	(17.4)	(6.6)	6.0	(2.4)

Net cash provided by (used in) operating activities	46.9	43.3	38.7	(2.2)

Cash flow from investing activities:
Capital expenditures	(16.5)	(29.2)	(12.6)	(0.1)
Proceeds from disposition of assets, net	4.7	1.1	2.2	4.5
Proceeds from the sale of certain theatre assets to UATG	311.4	—	—	—
Decrease (increase) in reimbursable construction advances	7.3	(7.3)	—	—
Other, net	0.3	(1.3)	1.6	(1.2)

Net cash provided by (used in) investing activities	307.2	(36.7)	(8.8)	3.2

Cash flow from financing activities:
Debt borrowings	—	254.7	68.0	22.5
Debt payments	(0.6)	(240.0)	(87.2)	(16.8)
Increase (decrease) in cash overdraft	(9.9)	2.1	(1.5)	(3.1)
Decrease (increase) in related party receivables	(15.0)	10.9	15.0	(1.0)
Payment of affiliate note payable to Parent	(254.7)	—	—	—
Dividend to Parent	(109.2)	—	—	—
Other, net	0.1	(0.8)	(1.3)	—

Net cash provided by (used in) financing activities	(389.3)	26.9	(7.0)	1.6

Net cash used in reorganization items	—	—	(6.4)	(7.0)

Net increase (decrease) in cash and cash equivalents	(35.2)	33.5	16.5	(4.4)
Cash and cash equivalents:
Beginning of period	57.0	23.5	7.0	11.4

End of period	$21.8	$57.0	$23.5	$7.0

Supplemental cash flow information:
Cash paid for interest	$0.4	$6.3	$16.1	$7.9

Cash paid for income tax	$1.8	$7.6	$0.1	$—

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 1, 2004

(1)   The Company and Basis of Presentation

        United Artists Theatre Company (the "Parent" or "United Artists"), a Delaware corporation, is the parent company of United Artists Theatre Circuit, Inc. ("we," "us," "our," the "Company" or "UATC") and United Artists Theatre Company ("UAR"), which is the parent company of United Artists Properties 1 Corp. ("Prop I") and United Artists Properties II Corp. ("Prop II"). UATC leases certain theatres from both UAR and one of UAR's wholly owned subsidiaries, Prop I. The terms UATC and the Company shall be deemed to include the respective subsidiaries of such entity when used in discussions included herein regarding the current operations or assets of such entity.

        The accompanying consolidated financial statements include the accounts of the Company and those of all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        UATC operates 935 screens in 120 theatres in 21 states as of January 1, 2004. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. During 2002, UATC changed its fiscal year, which formerly ended on the Thursday closest to December 31 each year, to conform to Regal Entertainment Group's fiscal year. The Company's fiscal year now ends on the first Thursday after December 25, which in certain years (such as fiscal 2003) results in a 53-week fiscal year. The new reporting period is also based on a calendar that coincides with film playweeks. This resulted in the fiscal year 2002 containing two less weeks of operating results compared to the fiscal year 2001 and fiscal year 2003.

        The Company became an indirect subsidiary of Regal Entertainment Group ("REG" or "Regal") on April 12, 2002 in conjunction with an exchange transaction in which REG, through its wholly owned subsidiary Regal Entertainment Holdings, Inc. ("REH"), also acquired Edwards Theatres, Inc. ("Edwards"), Regal Cinemas Corporation ("Regal Cinemas") and Regal CineMedia Corporation ("Regal CineMedia"). For a detailed discussion of the transactions resulting in Regal's acquisition of its subsidiaries, see Note 4 to the financial statements.

        In connection with Regal's acquisition of its subsidiaries, Regal Cinemas, Inc., an indirect subsidiary of Regal, agreed to manage the theatre operations of UATC and its subsidiaries pursuant to a management agreement.

        On March 28, 2003, as part of an acquisition by REG of Hoyts Cinemas Corporation ("Hoyts"), two theatres locations and 20 screens were contributed to UATC and recorded as a capital contribution totaling approximately $12.4 million. The results of operations of the two Hoyts theatres are reflected in the accompanying consolidated statements of operations from March 28, 2003.

        On June 6, 2003, UATC completed the sale of certain leased theatres consisting of 46 theatres and 438 screens in 11 states and certain other assets under construction to United Artists Theatre Group ("UATG"), a wholly owned subsidiary of REH, for a total cash consideration of approximately $291.4 million, pursuant to an asset purchase agreement between UATG and UATC. Also on June 6, 2003, UATG and Prop I entered into a purchase and sale agreement under which Prop I sold its right, title and interest in certain owned theatre properties to UATG for total cash consideration of approximately $20.0 million. With the proceeds of the sale of such properties, Prop I effected a payment of $20.0 million on its outstanding indebtedness to UATC. The purchase price for the owned theatre properties was based on the appraised value for such properties. In connection with the series of transactions, UATC used the proceeds from the sale of the theatre assets along with cash on hand of approximately $57.4 million to (i) repay its outstanding indebtedness and related accrued interest of approximately $263.8 million under a note payable to United Artists and (ii) effect a cash dividend of approximately $105.0 million to United Artists.

(2)   Chapter 11 Reorganization

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

        A settlement agreement was reached with the committee representing the unsecured creditors in the Chapter 11 Cases. As a result of this agreement and its approval through confirmation of the Plan, a pool of $5.0 million in cash and $1.1 million in payment-in-kind notes was established for distribution on a pro-rata basis to the Predecessor Company's unsecured creditors. The payment-in-kind notes earn "in-kind" interest at 8% with one third of the principal payable during March 2005, one-third payable during March 2006 and the remaining one third, along with all accrued interest, payable during March 2007.

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

        Reorganization items (expenses) recorded by the Predecessor Company during the nine weeks ended March 1, 2001 consisted of the following (amounts in millions):

Adjustments of assets and liabilities to fair value	$40.2
Professional fees	(6.4)
Asset impairments	(0.4)
Deferred loan costs	—
Other	(0.1)

$33.3

(3)   Fresh-Start Reporting

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

        The effects of the reorganization and fresh-start reporting on UATC's balance sheet as of March 2, 2001 are as follows (in millions):

	Predecessor Company				Reorganized Company
	March 2, 2001	(a) Discharge of Debt	(b) Settlement with Stockholders	(c) Fresh-Start Adjustments	March 2, 2001
Assets
Current assets:
Cash and cash equivalents	$7.5	$—	$—	$(0.5)	$7.0
Receivables, net
Notes	1.5	—	—	—	1.5
Other	4.5	—	—	—	4.5

	6.0	—	—	—	6.0
Prepaid expenses and concession inventory	16.5	—	—	(0.6)	15.9
Other assets	1.5	—	—	—	1.5

Total current assets	31.5	—	—	(1.1)	30.4
Investments and related receivables	3.0	—	—	(0.1)	2.9
Property and equipment, at cost:
Land	12.2	—	—	(1.9)	10.3
Theatre buildings, equipment and other	499.3	—	—	(280.7)	218.6

	511.5	—	—	(282.6)	228.9
Less accumulated depreciation and amortization	(214.6)	—	—	214.6	—

	296.9	—	—	(68.0)	228.9
Reorganization value in excess of amounts allocated to identifiable assets	—	—	—	137.1	137.1
Intangible assets, net	38.6	—	—	(38.6)	—
Other assets, net	68.4	—	—	(67.9)	0.5

	$438.4	$—	$—	$(38.6)	$399.8

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable
Film rentals	$19.4	$—	$—	$—	$19.4
Other	20.8	10.4	—	4.0	35.2

	40.2	10.4	—	4.0	54.6
Accrued and other liabilities
Salaries and wages	5.5	—	—	(1.5)	4.0
Interest	0.1	—	—	—	0.1
Other	25.4	2.9	—	—	28.3

	31.0	2.9	—	(1.5)	32.4
Current portion of long-term debt	7.0	1.9	—	—	8.9

Total current liabilities	78.2	15.2	—	2.5	95.9
Other liabilities	27.3	—	—	(20.4)	6.9
Debt	4.1	252.2	—	—	256.3
Deferred income taxes	—	—	—	0.7	0.7

Total liabilities not subject to compromise	109.6	267.4	—	(17.2)	359.8
Liabilities subject to compromise	512.5	(512.5)	—	—	—

Total liabilities	622.1	(245.1)	—	(17.2)	359.8
Minority interests in equity of consolidated subsidiaries	4.8	—	—	—	4.8
Stockholder's equity (deficit):
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	289.9	57.5	(249.5)	—	97.9
Accumulated deficit	(477.3)	187.6	289.7	—	—
Related party receivable	(1.1)	—	—	(61.6)	(62.7)

Total stockholder's equity (deficit)	(188.5)	245.1	40.2	(61.6)	35.2

	$438.4	$—	$40.2	$(78.8)	$399.8

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

(4)   Formation of Regal Entertainment Group

Exchange Transaction

        On March 8, 2002, TAC entered into an agreement to exchange its controlling interest in United Artists for common stock of Regal, resulting in Regal being the majority shareholder of United Artists. TAC also exchanged its ownership interests in two other theatre companies for common stock of Regal. The management of these three theatre companies was combined, with management of the theatre operations based in Knoxville, Tennessee, while management of certain ancillary businesses is based in Centennial, Colorado. As described below, the exchange transaction was consummated on April 12, 2002.

        On April 12, 2002, through a series of transactions, Regal issued (1) 70,538,017 shares of Class B common stock to TAC in exchange for its controlling equity interests in Regal Cinemas, United Artists, Edwards and Regal CineMedia, (2) 14,052,320 shares of Class B common stock to OCM Principal Opportunities Fund II, L.P. and its subsidiaries ("Oaktree's Principal Activities Group") in exchange for its contribution of capital stock of Regal Cinemas and Edwards and (3) 27,493,575 shares of Class A common stock to the other stockholders of Regal Cinemas, United Artists, Edwards and Regal CineMedia party to an exchange agreement in exchange for their capital stock of Regal Cinemas, United Artists, Edwards and Regal CineMedia.

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

        Following the exchange transaction, TAC transferred beneficial ownership of 1,455,183 shares of Class B common stock to Oaktree's Principal Activities Group. In addition, TAC acquired an additional 697,620 shares of Class B common stock in May 2002. As a result, TAC and Oaktree's Principal Activities Group controls approximately 94.4% of the combined voting power of Regal's outstanding common stock and, therefore, has the ability to direct the election of members of Regal's board of directors and to determine the outcome of other matters submitted to the vote of Regal's stockholders. Because TAC and Oaktree control Regal, the Company's Parent and sole stockholder, they have the ability to control the Company.

Initial Public Offering of Regal Entertainment Group

        In May 2002, REG issued 18.0 million shares of its Class A common stock in an initial public offering at a price of $19.00 per share, receiving aggregate net offering proceeds, net of underwriting discounts, commissions and other offering expenses, of $314.8 million. A portion of the proceeds from this offering were used to repay UATC's Term Facility, which was replaced by a note payable to the Parent, which was obligated under a substantially similar note payable to Regal.

        In August 2002, REH a wholly owned subsidiary of Regal, acquired the remaining outstanding shares of common stock of United Artists held by the United Artists' minority stockholders and warrants to purchase shares of common stock of United Artists held by various institutional holders for approximately $34.0 million. Immediately prior to the acquisition, the common stock of United Artists was the only outstanding class of voting stock, of which the minority stockholders owned approximately 9.9%, and REH owned the remaining 90.1%. As a result of this transaction, United Artists became a wholly owned subsidiary of REH.

(5)   Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts of UATC. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Revenue Recognition

        Revenues are generated principally through admissions and concessions sales with proceeds received in cash at the point of sale. Other operating revenues consist primarily of product advertising (including vendor marketing programs) and other ancillary revenues which are recognized as income in the period earned. We recognize payments received attributable to the marketing and advertising services provided by us under certain vendor programs as revenue in the period in which the related impressions are delivered. Such impressions are measured by the concession product sales volume, which is a mutually agreed upon proxy of attendance and reflects our marketing and advertising services delivered to our vendors. Proceeds received from advance ticket sales and gift certificates are recorded as deferred revenue. The Company recognizes revenue associated with gift certificates and advanced ticket sales at such time as the items are redeemed, they expire or redemption becomes unlikely. The determination of the likelihood of redemption is based on an analysis of our historical redemption trends.

  Cash Equivalents

        The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents. At January 1, 2004, the Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

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

  Prepaid Occupancy Costs

        Prepaid expenses and other current assets include prepaid occupancy costs, which are deferred according to the monthly payment terms underlying the Company's occupancy agreements (generally one month in advance) and amortized over the period in which such occupancy costs are incurred. As of January 1, 2004 and December 26, 2002, the Company had recorded approximately $2.9 million and $5.4 million related to such occupancy costs.

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

Buildings	20-30 years
Equipment	5-15 years
Leasehold improvements	Lesser of term of lease or asset life

        Included in property and equipment is $2.5 million and $2.6 million of assets accounted for under capital leases as of January 1, 2004 and December 26, 2002, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

  Goodwill

        The changes in the carrying amount of goodwill for the fifty-three weeks ended January 1, 2004 and the fifty-one weeks ended December 26, 2002 are as follows (in millions):

	Fifty-three weeks ended January 1, 2004	Fifty-one weeks ended December 26, 2002
Balance at beginning of period	$116.8	$127.4
Adjustments related to certain deferred taxes of UATC	(31.6)	(13.5)
Adjustment related to the exchange transaction	—	2.9
Adjustment related to the sale of certain theatre assets to UATG	(56.3)	—
Other	0.6	—

Balance at end of period	$29.5	$116.8

        SFAS No. 142, "Goodwill and Other Intangible Assets," became effective for the Company in the first quarter of fiscal 2002. This standard revised the financial accounting and reporting for goodwill and certain intangible assets. Among the revisions were the discontinuation of the amortization of goodwill and certain intangible assets and the periodic testing (at least annually) for the impairment of goodwill at a reporting unit level and additional financial statement disclosures. The Company has identified its reporting units under SFAS No. 142 to be the demographic market areas in which the Company conducts its theatre operations. The fair value of the Company's identified reporting units were estimated using the expected present value of associated future cash flows and market values of the underlying theatres within each reporting unit. The Company's annual goodwill impairment assessment for the Fiscal 2003 Period indicated that the fair value of its reporting units exceeded their carrying value and therefore, goodwill has not been deemed to be impaired. As required by SFAS No. 142, the discontinuation of goodwill (excess reorganization value) amortization has not been retroactively applied to the results for the period prior to adoption. Amortization relating to goodwill was $9.6 million and $0.7 million for the forty-four weeks ended January 3, 2002 and the nine weeks ended March 1, 2001, respectively. The following is information of the Company for the forty-four weeks ended January 3, 2002 and the nine weeks ended March 1, 2001 assuming that SFAS No. 142 had been in effect during the year ended January 3, 2002 and goodwill amortization expense had not been recorded (in millions):

	Reorganized Company	Predecessor Company
	Forty-four weeks ended January 3, 2002	Nine weeks ended March 1, 2001
Net income available to common stockholders, as reported:	$3.8	$228.8
Add: Goodwill amortization, net of related tax effect	5.8	0.4

Adjusted pro forma net income	$9.6	$229.2

  Impairment of Long-Lived Assets

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. The Company evaluates assets for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the assets, the Company recognizes an impairment charge in the amount by which the carrying value of the assets exceeds their fair market value. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose. This analysis resulted in recording impairment charges of $0.1 million, $1.5 million, $2.8 million and $1.1 million for the fifty-three weeks ended January 1, 2004, the fifty-one weeks ended December 26, 2002, the forty-four weeks ended January 3, 2002 and the nine weeks ended March 1, 2001.

  Other Assets

        Other assets include long-term receivables and debt acquisition costs, which are deferred and amortized over the terms of the related agreements using the straight-line method which approximates the interest method. Other assets as of January 1, 2004 and December 26, 2002 were $0.8 million and $1.7 million, respectively, net of accumulated amortization of $0.1 million and $0.1 million, respectively.

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

        The Company expects that certain deferred income tax assets are not more likely than not to be recovered and, therefore, has established a valuation allowance. The Company reassesses its need for the valuation allowance for its deferred income taxes on an ongoing basis. Should the Company realize certain tax assets with a valuation allowance that relates to pre-acquisition periods, goodwill would be reduced.

  Deferred Revenue

        Deferred revenue relates primarily to vendor programs, gift certificates and advance ticket sales, and we recognize such amounts as revenue as described above in this Note 5 under "Revenue Recognition."

  Deferred Rent

        The Company recognizes rent on a straight-line basis after considering the effect of rent escalation provisions resulting in a level monthly rent expense for each lease over its term. The deferred rent liability is included in other non-current liabilities.

  Film Costs

        The Company estimates its film cost expense and related film cost payable based on management's best estimate of the ultimate settlement of the film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically "settled" within two to three months of a particular film's opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. Such adjustments have been historically insignificant.

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

        The Company applied the principles of purchase and reorganization accounting when recording the acquisition of the controlling equity interest by TAC and the exchange of stock for minority interests and the emergence from bankruptcy of the Company. These accounting principles require that the Company estimate the fair value of the individual assets and liabilities including estimates of bankruptcy-related claims. The valuation of the fair value of the assets and liabilities involves a number of judgments and estimates that could differ significantly from actual amounts.

  Segments

        UATC manages its business under one reportable segment—theatre exhibition operations.

  Comprehensive Income

        Net income and comprehensive income are the same for all periods presented.

  Reclassifications

        Certain reclassifications have been made to the 2001 and 2002 financial statements to conform to the 2003 presentation.

  Recent Accounting Pronouncements

        Effective December 27, 2002, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of the fair value of obligations associated with the retirement of long-lived assets when there is a legal obligation to incur such costs. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including the rescission of Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. As a result of the Company's adoption of SFAS No. 145 on December 27, 2002, the $1.4 million extraordinary loss from debt extinguishment during fiscal 2002 has been reclassified to earnings from continuing operations.

        Effective December 27, 2002, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force ("EITF") Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring"). Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 will continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance. Such adoption did not have a material impact on the Company's consolidated financial position or results of operations.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the interpretation are required to be initially recorded at fair value, which is different from general current practice of recognition of a liability only when loss is probable and reasonably estimable, as prescribed in SFAS No. 5, "Accounting for Contingencies." The interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The adoption of this interpretation did not have a material impact on the Company's consolidated financial position or results of operations.

        In January 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The adoption of this interpretation is not expected to have a material impact on the Company's consolidated financial position or results of operations.

        In November of 2002, the EITF reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses the accounting for cash consideration given to a reseller of a vendor's products from a vendor. EITF 02-16 indicates that cash consideration received by a customer from a vendor is presumed to be a reduction in the price of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer's income statement. The EITF indicated that such presumption is overcome when the consideration is either (a) a reimbursement of costs incurred by the customer to sell the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the customer's income statement, or (b) a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue when recognized in the customer's income statement. The EITF also reached a consensus that a rebate or refund of a specified amount of cash consideration that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the customer toward earning the rebate or refund, provided the amounts are reasonably estimable. On December 27, 2002, the Company adopted EITF 02-16, effective with arrangements entered into or after November 21, 2002. Such adoption did not have a material impact on the Company's consolidated financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of SFAS No. 150 did not have a material impact on its consolidated financial position, cash flows or results of operations.

(6)   Long-term Debt

        Long-term debt is summarized as follows (amounts in millions):

	January 1, 2004	December 26, 2002
Note Payable to Affiliate including accrued interest(a)	$—	$254.7
Other(b)	5.9	6.4

	5.9	261.1
Less current portion	(0.5)	(0.5)

Long-term debt	$5.4	$260.6

(a)
The related party payable represents a note payable to the Parent, which is obligated under a substantially similar note payable to REH. The note payable to the Parent bore interest at a rate of 9.375% and was to mature in December of 2006. UATC used the proceeds from the sale of the theatre assets to UATG, described in Note 1, to repay the principal and all unpaid and accrued interest on the note payable of approximately $263.8 million on June 6, 2003.

(b)
Other debt includes $2.5 million of capital lease obligations and $3.4 million of mortgages secured by land and buildings as of January 1, 2004 and $2.6 million of capital lease obligations and $3.8 million of mortgages secured by land and buildings as of December 26, 2002.

The aggregate annual maturities of long-term debt are as follows (amounts in millions):

2004	$0.5
2005	0.5
2006	0.5
2007	2.4
2008	0.2
Thereafter	1.8

Total	$5.9

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

        Regal Cinemas, Inc. has agreed to manage the theatre operations of UATC pursuant to the terms of a management agreement. During the fifty-three weeks ended January 1, 2004 and the fifty-one weeks ended December 26, 2002 UATC recorded management fee expenses of approximately $10.7 million and $12.4 million, respectively, related to this arrangement. Such fees have been recorded in the accompanying consolidated statements of operations as a component of "General and Administrative" expenses.

        See Note 1 for a description of certain other related party transactions that were effected during the fifty-three weeks ended January 1, 2004, including the description of REH's contribution to UATC of certain Hoyts assets, UATC's sale of leased theatres, Prop I's sale of owned theatres to UATG, UATC's repayment of a note payable to United Artists and UATC's payment of a cash dividend to United Artists.

(8)   Restructure Costs

        Restructure costs relate to the Company's restructuring and severance plan charges associated with the combination of the Company with Regal Cinemas and Edwards. The restructuring principally involved the closing of certain Edwards' and UATC's corporate facilities and relocation of the theatre management operations of Edwards and UATC to Regal Cinemas' offices in Knoxville, Tennessee. The restructuring plan was communicated by Company management to UATC's corporate employees during the first quarter of 2002. Such restructuring did not result in any theatre closings.

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

        Such costs are included in "Restructure costs and amortization of deferred stock compensation" in the accompanying consolidated statements of operations including stock compensation amortization of $2.6 million and $1.8 million for the fifty-three weeks ended January 1, 2004 and the fifty-one weeks ended December 26, 2002, respectively. As of January 1, 2004, the Company has paid approximately $0.8 million of restructuring expenses to employees.

(9)   Sale—Leaseback Transaction

        In December 1995, UATC entered into a sale and leaseback transaction whereby the land and buildings underlying 27 of its operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. The transaction requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. Several of its properties included in the sale and leaseback transaction have been determined by UATC to be economically obsolete for theatre use. As of January 1, 2004, 22 theatres were subject to the sale leaseback transaction. UATC amended the lease on March 7, 2001 to allow UATC to terminate the master lease with respect to the obsolete properties, to allow the owner trustee to sell those properties and pay down the underlying debt (at a discount to par through September 2002 and par thereafter) and to reduce the amount of rent paid by UATC on the lease. Included in the 2001 amendment is a $35.0 million cap on the ability to sell properties. Through January 1, 2004 approximately $22.2 million of this cap has been utilized through theatre sales. Three additional properties are no longer operational and are being marketed for sale. An evaluation of the remaining theatres is performed on an ongoing basis. Approximately $79.3 million in principal amount of pass-through certificates were outstanding as of January 1, 2004.

        In connection with the 1995 sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends.

        On November 8, 1996, UATC entered into a sale and leaseback transaction, pursuant to which UATC sold three of its operating theatres and two theatres under development to an unaffiliated third party for approximately $21.5 million and leased back those theatres pursuant to a lease that terminates in 2017. The lease provides UATC with an option to extend the term of the lease for an additional 10 years. Two of the theatres have been determined by UATC to be economically obsolete and are no longer in operation.

        The UATC 1995 and 1996 sale and leaseback transactions resulted in UATC having two separate master lease agreements, each covering multiple properties. Each agreement provides for a single lease payment to be made to the landlord with respect to all the properties subject to the respective master lease without regards to any lease rate that might otherwise be attributable to a specific lease property.

        In connection with UATC's adoption of fresh-start reporting upon its emergence from bankruptcy, the Company assessed the lease payment obligations under two master lease agreements and concluded that such aggregate obligations provided economically consistent returns on the underlying lease properties as compared with similar leased facilities. As such, the amount of rent currently being paid under the master lease agreement is substantially attributable to the value of the key theatres. Accordingly, the Company has accounted for the total rent paid under these agreements as expense and have included the future annual rental due under the master lease agreement in rent commitments (see Note 11 "Commitments and Contingencies").

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

(10) Income Taxes

        The components of the provision for income taxes for income from continuing operations for each of the three fiscal years were as follows (in millions):

	Reorganized Company	Reorganized Company	Reorganized Company	Predecessor Company
	Fifty-three Weeks Ended January 1, 2004	Fifty-One Weeks Ended December 26, 2002	Forty-Four Weeks Ended January 3, 2002	Nine Weeks Ended March 1, 2001
Federal
Current	$(3.9)	$3.5	$3.2	$—
Deferred	13.8	5.9	—	—
State
Current	(1.0)	0.7	0.4	—
Deferred	2.6	1.2	—	—

Total income tax provision	$11.5	$11.3	$3.6	$—

        At January 1, 2004 and December 26, 2002, a current tax benefit of $0.7 million and $1.2 million, respectively was allocated directly to stockholder's equity for the exercise of stock options.

        The reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes by the U.S. federal statutory rate of 35% was as follows (in millions):

	Reorganized Company	Reorganized Company	Reorganized Company	Predecessor Company
	Fifty-three Weeks Ended January 1, 2004	Fifty-One Weeks Ended December 26, 2002	Forty-Four Weeks Ended January 3, 2002	Nine Weeks Ended March 1, 2001
Provision calculated at federal statutory income tax rate	$10.2	$9.3	$2.6	$80.1
State and local income taxes, net of federal benefit	1.1	1.3	0.4	—
Reorganization costs	—	0.6	0.7	2.2
Fresh start adjustments	—	—	—	30.5
Change in valuation allowance relating to gain from discharge of indebtedness	—	—	—	(114.1)
Minority interest	0.2	—	—	—
Other	—	0.1	(0.1)	1.3

Total income tax provision	$11.5	$11.3	$3.6	$—

        Significant components of the Company's net deferred tax liability consisted of the following (in millions):

	Fifty-three Weeks Ended January 1, 2004	Fifty-One Weeks Ended December 26, 2002
Deferred tax assets
Net operating loss carryforward	$30.5	$28.2
Excess of tax basis over book basis of fixed assets	13.3	11.7
Excess of tax basis over book basis of intangible assets	5.6	6.5
Deferred revenue		5.6
Accrued expenses	2.1
Other	3.1	2.9

Total deferred tax assets before valuation allowance	54.6	54.9
Valuation allowance	(28.2)	(53.5)

Total deferred tax assets after valuation allowance	26.4	1.4

Deferred tax liabilities
Accrued expenses	—	(1.4)
Deferred gain on sale of theatres	(60.2)	—
Other	—	(1.0)

Total deferred tax liabilities	(60.2)	(2.4)
Net deferred tax asset/(liability)	$(33.8)	$(1.0)

        At January 1, 2004, the Company has net operating loss carryforwards for federal income tax purposes of approximately $77.1 million with expiration commencing during 2007. The Company's net operating loss carryforwards were generated by the predecessor entities of UATC. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize the net operating losses may be impaired as a result of the "ownership change" limitations.

        In assessing the valuation of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance of $28.2 million and $53.5 million respectively, against deferred tax assets at January 1, 2004 and December 26, 2002, as management believes it more likely than not that such deferred tax asset amounts would not be realized in future tax periods. The valuation allowance relates to pre-acquisition deferred tax assets of UATC. Accordingly, future reductions in the valuation allowance will reduce goodwill related to the acquisition of UATC. During fiscal year ended January 1, 2004, United Artists sold certain assets at fair market value to other related companies, resulting in a deferred taxable gain. Based on this transaction, the Company determined it was more likely than not that certain deferred tax assets of United Artists would be realized, and, accordingly reduced the valuation allowance by the amount of $25.3 million. As a result, the valuation allowance and goodwill were reduced by such amount.

(11) Commitments and contingencies

  Leases

        The Company accounts for a majority of its leases as operating leases. The Company, at its option, can renew a substantial portion of the leases at defined or then fair rental rates for various periods. Certain leases for Company theatres provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property. Also, certain leases contain escalating minimum rental provisions that have been accounted for on a straight-line basis over the initial term of the leases. Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of January 1, 2004 are summarized for the following fiscal years:

(In Millions)
2004	$46.8
2005	45.2
2006	44.0
2007	43.0
2008	42.8
Thereafter	329.9

        Rent expense including sale leaseback rentals under such operating leases amounted to $62.5 million, $76.2 million, $60.6 million and $11.9 million for the fifty-three weeks ended January 1, 2004, fifty-one weeks ended December 26, 2002, the forty-four weeks ended January 3, 2002 and the nine weeks ended March 1, 2001, respectively. Contingent rent expense was $1.5 million, $3.0 million, $2.9 million and $0.4 million for the fifty-three weeks ended January 1, 2004, fifty-one weeks ended December 26, 2002, the forty-four weeks ended January 3, 2002 and the nine weeks ended March 1, 2001.

  Bankruptcy Claims

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

  Other

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

        On March 18, 2003, Reading International, Inc., Citadel Cinemas, Inc. and Sutton Hill capital, LLC (collectively, the "Plaintiffs") filed a complaint and demand for jury trial in the United States District Court for the Southern District of New York against Oaktree Capital Management LLC, Onex Corporation, Regal, United Artists, UATC, Loews Cineplex Entertainment Corporation, Columbia Pictures Industries, Inc., The Walt Disney Company, Universal Studios, Inc., Paramount Pictures Corporation, Metro-Goldwyn-Mayer Distribution Company, Fox Entertainment Group, Inc., Dreamworks LLC, Stephen Kaplan and Bruce Karsh (collectively, "the Defendants") alleging various violations by the Defendants of federal and state antitrust laws and New York common law. The Plaintiffs allege, among other things, that the consolidation of the theatre industry and alleged agreements between and among Regal, movie distributors, and Loews, have adversely impacted their ability to exhibit first-run industry-anticipated top-grossing commercial films at their Village East theatre in Lower Manhattan, and are seeking, among other things, a declaration that the Defendants' conduct in violation of antitrust laws, damages, and equitable relief enjoining Defendants from engaging in future anticompetitive conduct. On December 10, 2003, the court granted Defendant's motion to dismiss in part, thereby dismissing several of Plaintiffs' claims and dismissing Sutton Hill as a plaintiff. On December 24, 2003, Plaintiffs amended their complaint to add Village East Limited Partnership as a Plaintiff. Management believes that the remaining allegations and claims are without merit and intends to defend vigorously the Plaintiffs' claims.

(12) Capital Stock and Stock Option Plan

Common and Preferred Stock

        UATC is authorized to issue 1,000 shares of its $1.00 par value common stock, of which 100 shares are issued and outstanding at January 1, 2004, and are all held by the Parent. At January 1, 2004 the Company has 5,000,000 shares of preferred stock authorized with none issued.

Stock Option Plans

        At January 1, 2004, Regal had a stock option plan. Regal applies the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for these plans. No compensation cost has been recognized by UATC for Regal's stock option plan except for the amortization of deferred stock compensation of $2.6 million and $1.8 million for the fifty-three weeks ended January 1, 2004 and the fifty-one weeks ended December 26, 2002, respectively.

(13) Employee Benefits Plan

        In conjunction with the exchange transaction in April 2002 (see Note 4? "Formation of Regal Entertainment Group"), Regal Cinemas', United Artists' and Edwards' management and operations were combined. Accordingly, during May 2002, United Artists transferred all plan assets (approximately $19.9 million) under the United Artists Theatre Circuit 401(k) Savings Plan to the Regal Entertainment Group 401(k) plan, as further described below. The Company made discretionary contributions of approximately $0.3 million, $0.6 million and $0.1 million to the applicable plan for the fifty-one weeks ended December 26, 2002, the forty-four weeks ended January 3, 2002 and the nine weeks ended March 1, 2001.

        REG sponsors an employee benefit plan, the Regal Entertainment Group 401(k) Profit Sharing Plan, under section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees of UATC. The plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. The plan currently matches an amount equal to 40% of the participant's contributions up to 6% of the participant's compensation. Employee contributions are invested in various investment funds based upon elections made by the employee.

(14) Fair Value of Financial Instruments

        The methods and assumptions used to estimate the fair value of each class of financial instrument as of January 1, 2004 and December 26, 2002 are as follows:

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued liabilities:

        The carrying amounts approximate fair value because of the short maturity of these instruments.

Long term debt, excluding capital lease obligation:

        The fair value of the Company's debt obligations and note payable to affiliate were based on recent financing transactions for similar debt issuances and the carrying amounts approximates the fair value.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

Item 9A. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of January 1, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of January 1, 2004, our disclosure controls and procedures were effective.

        There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended January 1, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Shown below are the names, ages as of January 1, 2004, and current position of our directors and executive officers. There are no family relationships between any of the persons listed below, or between any of such persons and any of the directors of the Company or any persons nominated or chosen by the Company to become a director or executive officer of the Company. Each directors' term is for a period of one year.

Name	Age	Position
Michael L. Campbell	50	President and Chairman of the Board
Gregory W. Dunn	44	Director and Vice President
Amy E. Miles	37	Director, Vice President and Treasurer
Peter B. Brandow	43	Vice President and Secretary

        Michael L. Campbell has served as a member of our board of directors since March 24, 2003 and as our President and Chairman of the Board since August 8, 2002. He is also Co-Chairman and Co-Chief Executive Office of Regal and is Chief Executive Officer and a member of the board of directors of Regal Cinemas. Mr. Campbell founded Regal Cinemas, Inc. in November 1989, and has served as Chief Executive Officer of Regal Cinemas, Inc. since its inception. Mr. Campbell served as a director and executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy and throughout the bankruptcy proceedings described in Note 1 to the financial statements included in the Form 10-K of Regal Cinemas filed for the fiscal year ended January 1, 2004, the description of which proceedings is incorporated herein by reference. Prior thereto, Mr. Campbell was the Chief Executive Officer of Premiere Cinemas Corporation, which he co-founded in 1982, and served in such capacity until Premiere was sold in October 1989. Mr. Campbell is a director of Regal, Eon Streams, Inc., Fandango, Inc. and the National Association of Theatre Owners ("NATO") and serves on Regal's and NATO's executive committee of the board of directors.

        Gregory W. Dunn has served as a member of our board of directors and as our Vice President since March 24, 2003. He is the Executive Vice President and Chief Operating Officer of Regal and President and Chief Operating Officer of Regal Cinemas, and served as Executive Vice President and Chief Operating Officer of Regal Cinemas, Inc. from 1995 to March 2002. Mr. Dunn served as an executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and through the bankruptcy proceedings described in Note 1 to the financial statements included in the Form 10-K of Regal Cinemas filed for the fiscal year ended January 1, 2004, the description of which proceedings is incorporated herein by reference. Mr. Dunn served as Vice President of Marketing and Concessions of Regal Cinemas, Inc. from 1991 to 1995.

        Amy E. Miles has served as a member of our board of directors since March 24, 2003 and as our Vice President and Treasurer since August 8, 2002. She is the Executive Vice President, Chief Financial Officer and Treasurer of Regal and Regal Cinemas and a member of the board of directors of Regal Cinemas, and has served as the Executive Vice President, Chief Financial Officer and Treasurer of Regal Cinemas, Inc. since January 2000. Ms. Miles served as an executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 1 to the financial statements included in the Form 10-K of Regal Cinemas filed for the fiscal year ended January 1, 2004, the description of which proceedings is incorporated herein by reference. Prior thereto, Ms. Miles served as Senior Vice President of Finance from April 1999, when she joined Regal Cinemas, Inc. Ms. Miles was a Senior Manager with Deloitte & Touche from 1998 to 1999. From 1989 to 1998 she was with Price WaterhouseCoopers, LLC.

        Peter Brandow has served as our Vice President and Secretary since March 24, 2003. He is the Executive Vice President, General Counsel and Secretary of Regal and has served as the Executive Vice President, General Counsel and Secretary of Regal Cinemas, Inc. since July 2001, and prior to that time he served as Senior Vice President, General Counsel and Secretary of Regal Cinemas, Inc. since February 2000. Mr. Brandow served as an executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 1, to the financial statements included in the Form 10-K of Regal Cinemas filed for the fiscal year ended January 1, 2004, the description of which proceedings is incorporated herein by reference. Mr. Brandow served as Vice President, General Counsel and Secretary for 1999 when he joined Regal Cinemas, Inc. from September 1989 to January 1999, Mr. Brandow was an associate with the law firm Simpson, Thatcher & Bartlett.

        None of our directors, executives officers or any beneficial owner of more than 10% of our equity securities is required to file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934 with respect to the relationship with us because we do not have any equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

        Our entire board of directors acts as our audit committee, and it has determined that Ms. Miles, as our principal financial officer as well as Regal's, qualifies as an "audit committee financial expert" within the meaning of the regulations of the SEC. Ms. Miles is not "independent" under the applicable rules of the SEC.

        In accordance with the Sarbanes-Oxley Act and the applicable SEC rules, our principal executive, financial and accounting officers are subject to the Regal Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of Regal and its subsidiaries, including the Company and its subsidiaries, and includes a requirement that we make prompt disclosure of any waiver of the code for executive officers or directors made by our board. A copy of the Code of Business Conduct and Ethics is available in print without charge to any person who sends a request to the office of the Secretary of United Artists Theatre Circuit, Inc. at 7132 Regal Lane, Knoxville, Tennessee 37918.

Item 11. EXECUTIVE COMPENSATION

        The following table shows the fiscal 2003, 2002 and 2001 cash compensation and certain other compensation paid to or accrued by certain of our executive officers for the fiscal year ended January 1, 2004, December 26, 2002 and January 3, 2002. These individuals are referred to as our Named Executive Officers. The compensation reported for the Named Executive Officers for fiscal 2003 is the compensation that they received in their capacities as executive officers of Regal. The Named Executive Officers did not receive any additional compensation from us or any other Regal subsidiary during the year.

Long-Term Compensation
Awards
		Annual Compensation				Securities Underlying Regal Stock Options(2)
Name and Principal Position
	Year	Salary		Bonus
Michael L. Campbell President and Chairman of the Board	2003 2002 2001	$ $ $	589,100 589,100 —	$ $ $	650,000 883,650 —	— 2,432,013 —
Gregory W. Dunn Vice President	2003 2002 2001	$ $ $	377,169 377,169 —	$ $ $	282,877 377,169 —	— 752,766 —
Amy E. Miles Director, Vice President and Treasurer	2003 2002 2001	$ $ $	325,000 325,000 —	$ $ $	275,000 325,000 —	— 752,766 —
Peter B. Brandow Vice President and Secretary	2003 2002 2001	$ $ $	305,000 305,000 —	$ $ $	228,750 305,000 —	— 579,050 —

(1)
The 2002 stock option grants shown in the table are stock option grants from Regal that were granted in exchange for the post-bankruptcy grants of Regal Cinemas Corporation as adjusted for the extraordinary dividend transaction described in Regal's Form 10-K filed with the SEC on March 16, 2004. See Regal's Form 10-K for additional detail regarding the Regal stock option grants to our executive officers and Regal's proxy statement for its 2004 annual stockholders meeting when it becomes available.

Option Grants in Last Fiscal Year

        There were no stock option grants to our Named Executive Officers during fiscal 2003.

Aggregated Option Exercises In Last Fiscal Year and FY-End Option Values

        Our Named Executive Officers did not exercise any stock options to purchase shares of our common stock during the fiscal year ended January 1, 2004 and, because all of our post-bankruptcy grants were exchanged for option grants from Regal in the exchange transaction, none of our securities were underlying unexercised stock options at fiscal year end. Accordingly, the aggregated option exercise table has been omitted. For information regarding the Regal options exercises of our Named Executive Officers during the fiscal year, please refer to Regal's proxy statement for its 2004 annual stockholders meeting when it becomes available.

Director Compensation

        We reimburse our directors for reasonable out-of-pocket expenses related to attending board of director meetings. We do not pay, and do not currently anticipate paying, any other cash or equity compensation to our directors for serving on our board of directors.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

        We do not have any employment agreements with our Named Executive Officers. Regal, however, has entered into employment agreements with Messrs. Campbell and Dunn and Ms. Miles, which provide for their employment as executive officers of the Company and our subsidiaries, as well as for Regal. The terms of their employment agreements with Regal are set forth below.

        Regal entered into an employment agreements with Mr. Campbell on May 3, 2002, pursuant to which Mr. Campbell will serve as our President and as Co-Chief Executive Officer of Regal. The term of the agreement is three years and provides for a base annual salary of $589,100, subject to subsequent annual adjustment. He is also eligible to receive a cash bonus each year based on performance and attainment of earnings objectives set by Regal's board of directors. Mr. Campbell's target bonus will be at least 100% of his base annual salary and his stretch bonus will be at least 150% of his base annual salary.

        If Mr. Campbell's employment is terminated without cause, he is entitled to severance payments equal to two times his base annual salary and health and life insurance benefits for 24 months from the date of the termination of his employment. Under those circumstances, he is also entitled to receive, pro-rated to the date of termination, any bonus he would have received for that year. If he terminates his employment for good reason, he is entitled to receive, in addition to amounts payable if Regal were to have terminated his employment without cause, one times his target bonus. Also, if Regal terminates his employment, or if he resigns for good reason, within 3 months prior to, or one year after, a change of control of Regal, he is entitled to receive severance payments equal to: (i) the actual bonus, pro-rated to the date of termination, he would have received in respect of the fiscal year in which the termination occurs; and (ii) two and one-half times his annual base salary plus two times his target bonus, and health and life insurance benefits for 30 months. Mr. Campbell is also subject to a noncompete agreement under which he agrees not to compete with Regal or its theatre affiliates or solicit or hire certain of Regal's employees during the term of his employment agreement and for one year thereafter.

        Regal entered into employment agreements with Ms. Miles and Mr. Dunn on May 3, 2002, pursuant to which Ms. Miles will serve as our Chief Financial Officer and as Chief Financial Officer of Regal, and Mr. Dunn will serve as our Vice President and Chief Operating Officer and as Regal's Chief Operating Officer. The term of the agreements is three years and the agreements provide for base annual salaries of $377,169 for Mr. Dunn and $325,000 for Ms. Miles, subject to subsequent annual adjustment. Each of them is also eligible to receive a cash bonus each year based on performance and attainment of earnings objectives set by Regal's board of directors. Each of their target bonuses will be at least 75% of their respective base annual salary and each of their stretch bonuses shall be at least 100% of their respective base annual salary.

        If either Ms. Miles' or Mr. Dunn's employment is terminated without cause, the terminated officer is entitled to severance payments equal to two times his or her base annual salary and health and life insurance benefits for 24 months from the date of the termination of his or her employment. Under those circumstances, her or she is also entitled to receive, pro-rated to the date of termination, any bonus he or she would have received for that year. If either Mr. Dunn or Mr. Miles terminates his or her employment for good reason, he or she is entitled to receive, in addition to amounts payable if we were to have terminated his or her employment without cause, one times their respective target bonus. Also, if Regal terminates employment, or if either or them resigns for good reason, within 3 months prior to, or one year after, a change of control of Regal, the resigning officer is entitled to receive severance payments equal to: (i) the actual bonus, pro-rated to the date of termination, the executive officer would have received in the fiscal year in which the termination occurs, and (ii) two times the executive officer's annual salary plus one and one-half times the executive officer's target bonus, and health and life insurance benefits for 30 months. Mr. Dunn and Ms. Miles are each also subject to a noncompete agreement under which he or she agrees not to compete with Regal or its theatre affiliates or solicit or hire certain of Regal's employees during the term of his or her employment agreement and for one year thereafter.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        We are a wholly owned subsidiary of United Artists, which is a wholly owned subsidiary of REH, which is in turn a wholly owned subsidiary of Regal. Anschutz Company, which beneficially owned as of March 26, 2004, approximately 58.1% of Regal's Class A common stock, approximately 82.6% of Regal's Class B common stock and approximately 78.0% of the voting power of Regal's outstanding voting capital stock, may be deemed to beneficially own our shares held directly by United Artists. Philip F. Anschutz, as the sole owner of Anschutz Company, may be deemed to beneficially own our shares beneficially owned by Anschutz Company. The foregoing information is based upon filing made by Anschutz Company and Mr. Anschutz with the Securities and Exchange Commission in respect of the shares of Regal beneficially owned by it and him. None of our directors or Named Executive Officers owns beneficially any of our shares of capital stock.

Equity Compensation Plan Information

        We do not have any compensation plans outstanding under which our equity securities are authorized for issuance, and we have no present intention to adopt any such plans.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We lease one theatre from UATR and 7 theatres from Prop I. United Artists owns 100% of the capital stock of UAR, and UAR owns 100% of the capital stock of Prop I.

        The lease agreement between UATC and UAR provides for an annual base rental of approximately $0.6 million, as well as taxes, insurance, maintenance and other related charges. Effective November 1, 1998, the lease agreement between UATC and Prop I provides for an annual base rental of $1, as well as taxes, insurance, maintenance and other related charges. Prior to November 1, 1998, the lease agreement between UATC and Prop I provided for an annual base rental of approximately $5.9 million. In addition to the annual base rental amounts, the leases provided for additional rentals based upon a percentage of the leased theatres revenues. The leases between UATC and UAR and Prop I expired on October 4, 2003 and October 31, 2003, respectively. UATC exercised its options to extend the leases for an additional ten years.

        In order to fund the cost of additions and/or renovations to the theatres leased by UATC from UAR or Prop 1, UATC has periodically made advances to UAR.

        Regal Cinemas, Inc. has agreed to manage the theatre operations of UATC pursuant to the terms of a management agreement. During the fifty-three weeks ended January 1, 2004 and the fifty-one weeks ended December 26, 2002, UATC recorded management fees expenses of approximately $10.7 million and $12.4 million respectively, related to this arrangement. Such fees have been recorded in the accompanying consolidated statement of operations as a component of "General and Administrative" expenses.

        United Artists became a wholly owned subsidiary of REH through a series of transactions in April and August 2002. On June 6, 2003 UATC completed the sale of certain leased theatres consisting of 46 theatres and 438 screens in 11 states and certain other assets under construction to UATG, a wholly owned subsidiary of REH, for a total cash consideration of approximately $291.4 million, pursuant to an asset purchase agreement between UATG and UATC. Also, on June 6, 2003, Prop I effected a payment of $20.0 million on its outstanding indebtedness to UATC. Concurrent with the sale, UATC used a portion of the proceeds from the sale of the theatre assets to repay its outstanding indebtedness and related accrued interest of approximately $263.8 million under a note payable to United Artists.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors

        KPMG, LLP served as our independent auditors for the fiscal years ended December 26, 2002 and January 1, 2004. For such fiscal years we paid fees for services from KPMG as discussed below.

  •
  Audit Fees. The aggregate fees billed for professional services rendered by KPMG for the audit of our annual financial statements included in our Form 10-K and the review of the financial statements included in our Forms 10-Q were approximately $170,500 for the fiscal year ended December 26, 2002 and $71,800 for the fiscal year ended January 1, 2004.

  •
  Audit-Related Fees. The Company did not incur any aggregate fees for professional services rendered by KPMG for assurances and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended December 26, 2002 and for the fiscal year ended January 1, 2004.

  •
  Tax Fees. The aggregate fees billed for professional services rendered by KPMG related to federal and state tax compliance, tax advice and tax planning were approximately $91,800 for the fiscal year ended December 26, 2002 and $18,900 for the fiscal year ended January 1, 2004. All of these services are permitted non-audit services.

  •
  All Other Fees. The Company did not incur any aggregate fees for all other services rendered by KPMG for the fiscal year ended December 26, 2002 and for the fiscal year ended January 1, 2004.

Board of Directors Pre-Approval Policy

        Our board of directors pre-approves all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis. These services may include audit services, audit-related services, tax services and other services. Our Chief Financial Officer is responsible for presenting the board with an overview of all proposed audit, audit-related, tax or other non-audit services to be performed by the independent auditors. The presentation must be in sufficient detail to define clearly the services to be performed. The board does not delegate its responsibilities to pre-approve services performed by the independent auditor to management or to an individual member of the board.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as a part of this report on Form 10-K:

(1)
Consolidated financial Statements of United Artists Theatre Circuit, Inc.:

    Independent Auditors' Report regarding UATC's consolidated financial statements

    UATC's Consolidated Balance Sheets as of January 1, 2004 and December 26, 2002

    UATC's Consolidated Statements of Operations for the fifty-three weeks ended January 1, 2004, fifty-one weeks ended December 26, 2002, the forty-four weeks ended January 3, 2002 and the nine weeks ended March 1, 2001

    UATC's Consolidated Statements of Stockholder's Equity for the fifty-three weeks ended January 1, 2004, fifty-one weeks ended December 26, 2002, the forty-four weeks ended January 3, 2002 and the nine weeks ended March 1, 2001

    UATC's Consolidated Statements of Cash Flows for the fifty-three weeks ended January 1, 2004, fifty-one weeks ended December 26, 2002, the forty-four weeks ended January 3, 2002 and the nine weeks ended March 1, 2001

    Notes to UATC's Consolidated Financial Statements

  (2)
  Financial Statement Schedules have been omitted because of the absence of conditions under which these are required, or because the information is shown elsewhere in this Form 10-K.

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
10.3	Management Agreement, dated as of May 27, 2003, between Regal Cinemas, Inc. and United Artists Theatre Circuit, Inc.
10.4
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Michael L. Campbell (filed as exhibit 10.4 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

10.5
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Gregory W. Dunn (filed as exhibit 10.7 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.6
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Amy E. Miles (filed as exhibit 10.6 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
21.1
Subsidiaries of United Artists Theatre Circuit, Inc. (filed as exhibit 21.1 to United Artists Theatre Circuit, Inc.'s Annual Report on Form 10-K (Commission File No. 033-49598) on March 26, 2003, and incorporated herein by reference)
31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer
(b)
Current Reports on Form 8-K during the fourth quarter of fiscal 2003:

        None.

(c)
The exhibits required to be filed herewith are listed above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2004	UNITED ARTISTS THEATRE CIRCUIT, INC.
	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell President and Chairman of the Board
March 31, 2004
	By:	/s/ AMY E. MILES Amy E. Miles Vice President and Treasurer

        Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. CAMPBELL Michael L. Campbell	President and Chairman of the Board	March 31, 2004
/s/ AMY E. MILES Amy E. Miles	Vice President and Treasurer	March 31, 2004

Exhibit Index

Exhibit Number	Description
2.1	United Artists Second Amended Joint Plan of Reorganization (filed as exhibit 2 to United Artists Theatre Circuit, Inc.'s Current Report on Form 8-K filed on February 9, 2001 (Commission File No. 033-49598), and incorporated herein by reference)
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
10.3	Management Agreement, dated as of May 27, 2003, between Regal Cinemas, Inc. and United Artists Theatre Circuit, Inc.
10.4
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Michael L. Campbell (filed as exhibit 10.4 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.5
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Gregory W. Dunn (filed as exhibit 10.7 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.6
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Amy E. Miles (filed as exhibit 10.6 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
21.1
Subsidiaries of United Artists Theatre Circuit, Inc. (filed as exhibit 21.1 to United Artists Theatre Circuit, Inc.'s Annual Report on Form 10-K (Commission File No. 033-49598) on March 26, 2003, and incorporated herein by reference)
31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
UNITED ARTISTS THEATRE CIRCUIT, INC. PART I
  Item 1. BUSINESS
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
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEPENDENT AUDITORS' REPORT
UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Amounts in millions, except share data)
UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Amounts in Millions)
UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES Consolidated Statements of Stockholder's Equity (Deficit) (Amounts in Millions)
UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Amounts in Millions)
UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements January 1, 2004
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
  Item 9A. CONTROLS AND PROCEDURES
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
Option Grants in Last Fiscal Year
Aggregated Option Exercises In Last Fiscal Year and FY-End Option Values
Director Compensation
Employment Contracts and Termination of Employment and Change-In-Control Arrangements
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
Exhibit Index