Form 10-Q
period 2004-04-01
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2004-05-17
CIK 889570

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2004

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

The number of shares outstanding of $1.00 par value common stock at May 17, 2004 was 100 shares.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(Amounts in millions, except share data)

	April 1, 2004	January 1, 2004
Assets
Current assets:
Cash and cash equivalents	$15.0	$21.8
Receivables, net	0.2	0.8
Prepaid expenses, concession inventory and other	7.8	6.5

Total current assets	23.0	29.1
Investments and related receivables	2.1	2.1
Assets held for sale	0.2	0.2
Property and equipment, at cost:
Land	8.3	12.9
Theatre buildings, equipment and other	144.2	143.1

	152.5	156.0
Less accumulated depreciation and amortization	(43.3)	(40.1)

Total property and equipment, net	109.2	115.9
Goodwill	29.5	29.5
Other assets	1.7	0.8

Total assets	$165.7	$177.6

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$13.4	$23.9
Accrued and other liabilities	2.0	1.4
Current portion of long-term debt	0.5	0.5

Total current liabilities	15.9	25.8
Other liabilities	5.8	6.8
Long-term debt, net	5.2	5.4
Deferred income taxes	33.2	33.8

Total liabilities	60.1	71.8
Minority interests in equity of consolidated subsidiaries	3.9	3.9
Stockholder's equity
Preferred stock (5,000,000 authorized shares, no shares issued and outstanding)	—	—
Common stock (1,000 authorized shares; 100 shares issued and outstanding $1.00 par value)	—	—
Additional paid-in capital	125.4	124.4
Retained earnings	7.8	9.3
Related party receivables	(31.5)	(31.8)

Total stockholder's equity	101.7	101.9

Total liabilities and stockholder's equity	$165.7	$177.6

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(Amounts in millions)

	Quarter Ended April 1, 2004	Quarter Ended March 27, 2003
Revenues:
Admissions	$47.9	$91.4
Concessions	18.1	34.9
Other operating revenues	2.3	6.7

Total revenues	68.3	133.0

Operating expenses:
Film rental and advertising costs	23.3	45.8
Cost of concessions	2.7	5.0
Other operating expenses	31.1	54.1
Sale and leaseback rentals	3.9	4.2
General and administrative expenses	2.1	4.0
Depreciation and amortization	3.4	6.1
Net gain on disposal and impairment of operating assets	(0.8)	(1.2)
Restructure costs and amortization of deferred stock compensation	0.7	0.8

Total operating expenses	66.4	118.8

Income from operations	1.9	14.2
Other income (expense):
Interest expense, net	(0.2)	(5.6)
Minority interests in earnings of consolidated subsidiaries	(1.1)	(0.3)
Other, net	(3.4)	0.1

	(4.7)	(5.8)

Income (loss) before income taxes	(2.8)	8.4

Benefit from (provision for) income taxes	1.3	(3.4)

Net income (loss)	$(1.5)	$5.0

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Amounts in millions)

	Quarter Ended April 1, 2004	Quarter Ended March 27, 2003
Cash flow from operating activities:
Net income (loss)	$(1.5)	$5.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Effect of leases with escalating minimum annual rentals	(0.1)	0.5
Depreciation and amortization	3.4	6.1
Amortization of deferred stock compensation	0.7	0.6
Net gain on disposal and impairment of operating assets	(0.8)	(1.2)
Loss on partnership interest purchase	3.4	—
Minority interests in earnings of consolidated subsidiaries	1.1	0.3
Provision for (benefit from) deferred income taxes	(0.4)	1.3
Change in operating assets and liabilities:
Receivables	0.6	3.0
Prepaid expenses and concession inventory	(2.2)	(4.2)
Accounts payable	(7.4)	3.6
Accrued and other liabilities	(0.2)	3.0

Net cash provided by (used in) operating activities	(3.4)	18.0

Cash flow from investing activities:
Capital expenditures	(2.1)	(5.6)
Proceeds from the disposition of assets, net	6.2	4.4
Decrease in reimbursable construction advances	—	7.3
Cash used to purchase partnership interest	(4.3)	—
Other, net	—	(0.1)

Net cash provided by (used in) investing activities	(0.2)	6.0

Cash flow from financing activities:
Increase in note payable to the parent	—	5.6
Debt repayments	(0.2)	(0.1)
Decrease in cash overdraft	(3.1)	(5.8)
Decrease (increase) in related party receivables	0.3	(9.8)
Other, net	(0.2)	—

Net cash used in financing activities	(3.2)	(10.1)

Net increase (decrease) in cash and cash equivalents	(6.8)	13.9
Cash and cash equivalents:
Beginning of period	21.8	57.0

End of period	$15.0	$70.9

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

April 1, 2004

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

        UATC operates 928 screens in 118 theatres in 21 states as of April 1, 2004. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2003) results in a 53-week fiscal year.

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

        On March 28, 2003, as part of an acquisition by REG of Hoyts Cinemas Corporation ("Hoyts"), two theatre locations and 20 screens were contributed to UATC and recorded as a capital contribution totaling approximately $12.4 million. The results of operations of the two Hoyts theatres are reflected in the accompanying unaudited condensed consolidated statements of operations from March 28, 2003.

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

        On March 29, 2004, UATC acquired the partnership interest in one of its subsidiaries for $4.3 million which resulted in a loss of $3.4 million. The loss was recorded in the accompanying unaudited condensed consolidated statement of operations as a component of "other expense."

        The Company has prepared the unaudited condensed consolidated balance sheet as of April 1, 2004 and the unaudited condensed consolidated statements of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The January 1, 2004 unaudited condensed consolidated balance sheet information is derived from the audited consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the fiscal year ended January 1, 2004 filed with the Securities and Exchange Commission on March 31, 2004 (File No. 033-49598). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter ended April 1, 2004 are not necessarily indicative of the operating results that may be achieved for the full 2004 fiscal year.

        Net income and total comprehensive income are the same for all periods presented.

        Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

(2)   Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The adoption of this interpretation did not have a material impact on the Company's consolidated financial position or results of operations. Interpretive guidance relating to FIN 46 is continuing to evolve and the Company's management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

        In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of SFAS No. 150 did not have a material impact on its consolidated financial position, cash flows or results of operations.

        In March 2004, the FASB issued a proposed Statement, "Share-Based Payment," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require instead that such transactions be accounted for using a fair-value-based method. The proposed Statement would be effective for awards granted, modified, or settled in fiscal years beginning after December 15, 2004, for public entities that used the fair-value based method of accounting under the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for recognition or pro forma disclosure purposes. The Company is currently evaluating the impact the proposed Statement may have on its consolidated financial position, cash flows and results of operations.

(3)   Long-Term Debt

        Long-term debt is summarized as follows (amounts in millions):

	April 1, 2004	January 1, 2004
Long-term debt, before current portion(a)	5.7	5.9

	5.7	5.9
Less current portion	(0.5)	(0.5)

Long-term debt	$5.2	$5.4

(a)
Long-term debt includes $2.4 million of capital lease obligations and $3.3 million of mortgages secured by land and buildings as of April 1, 2004 and $2.5 million of capital lease obligations and $3.4 million of mortgages secured by land and buildings as of January 1, 2004.

(4)   Related Party Transactions

        UATC leases certain of its theatres from UAR and Prop I in accordance with two master leases (the "Master Leases"). The Master Leases provide for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre. In order to fund the cost of additions and/or renovations to the theatres leased by UATC from UAR or Prop I, UATC has periodically made advances to UAR. As part of the application of fresh-start reporting, the receivable was reclassified from other assets to stockholder's equity and interest no longer accrues on this account.

The receivable will be reduced upon any sale of properties by UAR and Prop I, with UATC receiving the net proceeds of the sale. As described in Note 1, Prop I used the proceeds from the sale of its interest in certain owned theatre properties to UATG to repay $20.0 million on its outstanding indebtedness to UATC.

        Regal Cinemas, Inc. manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the quarter ended April 1, 2004 and the quarter ended March 27, 2003, UATC recorded management fee expenses of approximately $2.0 million and $3.1 million, respectively, related to this agreement. Such fees have been recorded in the accompanying unaudited condensed consolidated statement of operations as a component of "General and Administrative" expenses.

        On March 29, 2004, UATC acquired the partnership interest in one of its subsidiaries for $4.3 million which resulted in a loss of $3.4 million. The loss was recorded in the accompanying unaudited condensed consolidated statement of operations as a component of "other expense."

(5)   Sale—Leaseback Transactions

        In December 1995, UATC entered into a sale and leaseback transaction whereby the land and buildings underlying 27 of its operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. The transaction requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. Several of its properties included in the sale and leaseback transaction have been determined by UATC to be economically obsolete for theatre use. As of April 1, 2004, 20 theatres were subject to the transaction. UATC amended the lease on March 7, 2001 to allow UATC to terminate the master lease with respect to the obsolete properties, to allow the owner trustee to sell those properties and pay down the underlying debt (at a discount to par through September 2002 and par thereafter) and to reduce the amount of rent paid by UATC on the lease. Included in the 2001 amendment is a $35.0 million cap on the ability to sell properties. Through April 1, 2004, approximately $25.7 million of this cap has been utilized through theatre sales. One additional property is no longer operational and is being marketed for sale. An evaluation of the remaining theatres is performed on an ongoing basis. Approximately $67.1 million in principal amount of pass-through certificates were outstanding as of April 1, 2004.

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

        In connection with UATC's adoption of fresh-start reporting upon its emergence from bankruptcy, the Company assessed the lease payment obligations under the two master lease agreements and concluded that such aggregate obligations provided economically consistent returns on the underlying leased properties as compared with similar leased facilities. As such, the amount of rent currently being paid under the master lease agreement is substantially attributable to the value of the key theatres. Accordingly, the Company has accounted for the total rent paid under these agreements as expense and has included the future annual rental due under the master lease agreement in rent commitments described in Note 11 to the consolidated financial statements included in Item 8 of our Annual Report on Form 10K for the fiscal year ended January 1, 2004, filed with the Securities Exchange Commission on March 31, 2004 (File No. 033-49598).

        In December 1997, UATC entered into a sale and leaseback transaction, pursuant to which UATC sold two theatres under development and leased them back from an unaffiliated third party for approximately $18.1 million. Approximately $9.2 million of the sales proceeds were paid to UATC during 1999 for reimbursement of some of the construction costs associated with the two theatres. The lease has a term of 22 years with options to extend the term of the lease for an additional 10 years.

        During 1999, UATC entered into a sale and leaseback transaction on one existing theatre. Proceeds were received in the amount of $5.4 million by UATC during 1999. The lease has a term of 20 years, with an option to extend the term of the lease for up to 20 additional years.

(6)   Income Taxes

        The provision for (benefit from) income taxes of ($1.3) million and $3.4 million for the quarter ended April 1, 2004 and March 27, 2003, respectively, reflect effective tax rates of approximately 46.4% and 40.5% respectively. The increase in the effective tax rates during the quarter ended April 1, 2004 was primarily attributable to the increase in minority interest expense and the expense related to the purchase of the partnership interest in one of our subsidiaries during the quarter ended April 1, 2004.

        In connection with the sale of theatres to UATG on June 6, 2003, as described in Note 1, the Company recorded a deferred tax liability in the amount of $74.2 million.

        In assessing the valuation of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at April 1, 2004 and January 1, 2004 totaling $28.2 million as management believes it more likely than not that such deferred tax asset amounts would not be realized in future tax periods. The valuation allowance relates to pre-acquisition deferred tax assets of UATC. Accordingly, future reductions in the valuation allowance will reduce goodwill related to the acquisition of UATC.

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

        On March 18, 2003, Reading International, Inc., Citadel Cinemas, Inc. and Sutton Hill capital, LLC (collectively, the "Plaintiffs") filed a complaint and demand for jury trial in the United States District Court for the Southern District of New York against Oaktree Capital Management LLC, Onex Corporation, Regal, United Artists, UATC, Loews Cineplex Entertainment Corporation ("Loews"), Columbia Pictures Industries, Inc., The Walt Disney Company, Universal Studios, Inc., Paramount Pictures Corporation, Metro-Goldwyn-Mayer Distribution Company, Fox Entertainment Group, Inc., Dreamworks LLC, Stephen Kaplan and Bruce Karsh (collectively, the "Defendants") alleging various violations by the Defendants of federal and state antitrust laws and New York common law. The Plaintiffs allege, among other things, that the consolidation of the theatre industry and alleged agreements between and among Regal, movie distributors, and Loews have adversely impacted their ability to exhibit first-run industry-anticipated top-grossing commercial films at their Village East theatre in Lower Manhattan, and are seeking, among other things, a declaration that the Defendants' conduct is in violation of antitrust laws, damages, and equitable relief enjoining the Defendants from engaging in future anticompetitive conduct. On December 10, 2003, the court granted the Defendant's motion to dismiss in part, thereby dismissing several of the Plaintiffs' claims and dismissing Sutton Hill as a plaintiff. On December 24, 2003, the Plaintiffs amended their complaint to add Village East Limited Partnership as a Plaintiff. Management believes that the remaining allegations and claims are without merit and intends to defend vigorously the Plaintiffs' claims.

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

Overview

        UATC operates 928 screens in 118 theatres in 21 states as of April 1, 2004. The Company formally operates on a 52-week fiscal year (ending on the first Thursday after December 25 each year) with each quarter generally consisting of 13 weeks, unless otherwise noted.

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

        On March 29, 2004, UATC acquired the partnership interest in one of its subsidiaries for $4.3 million which resulted in a loss of $3.4 million. The loss was recorded in the accompanying unaudited condensed consolidated statement of operations as a component of "other expense."

        The Company generates revenues primarily from admissions and concession sales. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of the Company's theatres, vendor marketing programs and on-screen advertisements, and rental of theatres for business meetings and other events generated by RCM, which is an affiliate of UATC. Direct theatre costs consist of film rental and advertising costs, costs of concessions and other theatre operating expenses. Film rental costs depend on the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film is in exhibition. Because the Company purchases certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Other theatre operating expenses consist primarily of theatre labor and occupancy costs.

Results of Operations

        The theatre exhibition industry fared better than expected during the first calendar quarter of 2004 against a solid first calendar quarter 2003 box office comparison, with strong performances from The Passion of the Christ and certain other films released in the latter half of the first calendar quarter of 2004. Based on our review of selected industry sources, we believe national box office revenues in the first calendar quarter of 2004 increased moderately (approximately 5%-7%) over that of the first calendar quarter of 2003. We believe that 2004 box office results have benefited from increased average ticket prices per patron, coupled with a slight increase in national attendance. The increase in average ticket price per patron is attributable to increases in ticket prices and a favorable film mix consisting of a higher percentage of R-rated films, which resulted in sales of a greater proportion of full price tickets. Although the film mix favorably impacted average ticket prices per patron, the film mix caused concession revenues per patron to increase only marginally in the first quarter of 2004.

        Because of the timing of our fiscal 2004 calendar, we experienced a significant one-week calendar shift for the quarter ended April 1, 2004 ("Q1 2004 Period") from the quarter ended March 27, 2003 ("Q1 2003 Period"). As a result, our Q1 2004 Period began one week later (on January 2, 2004) than that of the Q1 2003 Period, which began on December 27, 2002. While the Q1 2004 Period results of operations exceeded our internal forecast, our results were expectedly down when compared to our results for the Q1 2003 Period. The decline in the Company's quarter-over-quarter operating results was primarily attributable to the sale of the 46 theatres to UATG on June 6, 2003 and the lack of the benefit of the traditionally high attendance week between Christmas and New Year's Day in the Q1 2004 results. The additional week is significant in that it accounted for approximately 1.3 million attendees. The decline in attendance attributable to the Q1 2004 calendar shift was partially offset by the inclusion of the results of operations of the two Hoyts theatres in the Q1 2004 Period that were not included in the Q1 2003 Period because the acquisition of these two theatres did not occur until March 28, 2003. On a same store basis, the Q1 2004 Period box office results benefited from a 4.4% increase in average ticket prices per patron due to sales of a greater proportion of full-price tickets from R-rated films, such as The Passion of the Christ. As such films are not typically "concession-friendly," our Q1 2004 Period concession revenues, on a same store basis, were negatively impacted by the film product mix.

        Total revenue for the Q1 2004 Period was $68.3 million, a 48.6% decrease from total revenue of $133.0 million for the Q1 2003 Period. Income from operations declined 86.6% to $1.9 million for the Q1 2004 Period compared to $14.2 million in the Q1 2003 Period. The Q1 2004 Period had a net loss of $1.5 million compared to net income of $5.0 million in the Q1 2003 Period.

        The following table sets forth the percentage of total revenues represented by certain items included in the unaudited condensed consolidated statements of operations for the Q1 2004 Period and the Q1 2003 Period:

	Q1 2004 Period	Q1 2003 Period
Revenues:
Admissions	70.1%	68.7%
Concessions	26.5	26.2
Other operating revenues	3.4	5.1

Total revenues	100.0	100.0
Operating expenses:
Film rental and advertising costs	34.1	34.4
Cost of concessions	4.0	3.7
Other operating expenses	45.5	40.7
Sale and leaseback rentals	5.7	3.1
General and administrative expenses	3.1	3.0
Depreciation and amortization	5.0	4.6
Net gain on disposal and impairments of operating assets	(1.2)	(0.9)
Restructure costs and amortization of deferred stock compensation	1.0	0.6

Total operating expenses	97.2	89.2

Income from operations	2.8%	10.8%

Total Revenues

        The following table summarizes revenues and revenue-related data for the Q1 2004 Period and the Q1 2003 Period (in millions, except averages):

	Q1 2004 Period	Q1 2003 Period
Admissions	$47.9	$91.4
Concessions	18.1	34.9
Other operating revenues	2.3	6.7

Total revenues	$68.3	$133.0

Attendance	7.4	14.4
Average ticket price	$6.47	$6.35
Average concessions per patron	$2.45	$2.42

Q1 2004 Period Compared to Q1 2003 Period

Admissions

        Total admissions revenues decreased $43.5 million, or 47.6%, to $47.9 million, for the Q1 2004 Period from $91.4 million for the Q1 2003 Period. The decrease in admissions revenues during the Q1 2004 Period compared to the Q1 2003 Period was primarily attributable to a 48.6% decrease in attendance, partially offset by a 1.9% increase in average ticket prices. The decrease in attendance was primarily the result of the sale of the 46 theatres to UATG on June 6, 2003 and the shift in our fiscal 2004 calendar which began one week later in the Q1 2004 Period (on January 2, 2004) than that of the Q1 2003 Period, which began on December 27, 2002. As a result, the Q1 2004 Period did not benefit from the traditionally high attendance week between Christmas and New Year's Day. The additional week is significant in that it accounted for approximately 1.3 million attendees. The decline in attendance was partially offset by the inclusion of the results of operations of the two Hoyts theatres in the Q1 2004 Period that were not included in the Q1 2003 Period because the acquisition of these two theatres did not occur until March 28, 2003. On a same store basis, the Q1 2004 Period box office results benefited from a 4.4% increase in average ticket prices per patron due to sales of a greater proportion of R-rated film product.

Concessions

        Total concessions revenues decreased $16.8 million, or 48.1%, to $18.1 million for the Q1 2004 Period from $34.9 million for the Q1 2003 Period. The decrease in concessions revenues during the Q1 2004 Period compared to the Q1 2003 Period was primarily due to the 48.6% decrease in attendance, partially offset by a 1.2% increase in average concessions per patron. This decline in concessions revenue was primarily attributable to the sale of the 46 theatres to UATG on June 6, 2003.

Other Operating Revenues

        Total other operating revenues decreased $4.4 million or 65.7%, to $2.3 million for the Q1 2004 Period, from $6.7 million for the Q1 2003 Period. Included in other operating revenues are on-screen advertising revenues, other marketing revenues from certain of the Company's vendor marketing programs and game revenues. The decrease in other operating revenues during the Q1 2004 Period was primarily the result of the sale of the 46 theatres to UATG on June 6, 2003, partially offset by increases in revenues from vendor marketing programs and the inclusion of the two Hoyts theatres for the Q1 2004 Period.

Operating Expenses

        The following table summarizes theatre operating expenses for the Q1 2004 Period and the Q1 2003 Period (dollars in millions):

	Q1 2004 Period		Q1 2003 Period
	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	23.3	48.6	45.8	50.1
Cost of concessions(2)	2.7	14.9	5.0	14.3
Other theatre operating expenses(3)	31.1	45.5	54.1	40.7
Sale and leaseback rentals(3)	3.9	5.7	4.2	3.1
General and Administrative expenses(3)	2.1	3.1	4.0	3.0

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

        Film rental and advertising costs decreased $22.5 million, or 49.1%, to $23.3 million for the Q1 2004 Period, from $45.8 million for the Q1 2003 Period. Film rental and advertising costs as a percentage of admissions revenue decreased to 48.6% for the Q1 2004 Period as compared to 50.1% for the Q1 2003 Period as a result of a favorable film product mix during the Q1 2004 Period. The decrease in film rental and advertising costs during the Q1 2004 Period was primarily attributable to the sale of the 46 theatres to UATG on June 6, 2003 and the Q1 2004 Period one-week calendar shift, partially offset by the inclusion of the two Hoyts theatres during the Q1 2004 Period.

Cost of Concessions

        Cost of concessions decreased $2.3 million, or 46.0%, to $2.7 million for the Q1 2004 Period from $5.0 million for the Q1 2003 Period. Cost of concessions as a percentage of concessions revenues increased to 14.9% for the Q1 2004 Period as compared to 14.3% for the Q1 2003 Period. The increase in the costs of concessions in the Q1 2004 Period as a percentage of concessions revenues was primarily attributable to product mix.

Other Theatre Operating Expenses

        Other theatre operating expenses decreased $23.0 million, or 42.5%, to $31.1 million for the Q1 2004 Period from $54.1 million for the Q1 2003 Period. Other theatre operating expenses as a percentage of total revenues increased to 45.5% for the Q1 2004 Period from 40.7% for the Q1 2003 Period. The decrease in other theatre operating expenses in the Q1 2004 Period was primarily the result of the sale of the 46 theatres to UATG on June 6, 2003. The increase in other theatre operating expenses as a percentage of total revenues was primarily attributable to the fixed cost nature of certain operating expenses, coupled with a decrease in total revenues.

Sale and Leaseback Rentals

        Sale and leaseback expenses decreased $0.3 million, or 7.1%, to $3.9 million for the Q1 2004 Period from $4.2 million for the Q1 2003 Period. The decrease in sale and leaseback expenses in the Q1 2004 Period was due to the sale of certain underperforming properties during the preceding twelve-month period ended April 1, 2004.

General and Administrative Expenses

        General and administrative expenses decreased $1.9 million, or 47.5%, to $2.1 million for the Q1 2004 Period, from $4.0 million for the Q1 2003 Period. As a percentage of total revenues, general and administrative expenses were approximately 3.1% for the Q1 2004 Period and 3.0% for the Q1 2003 Period. Included in general and administrative expenses are management fees associated with the management agreement between Regal Cinemas, Inc. and UATC under which Regal Cinemas, Inc. manages the theatre operations of UATC. The decrease in general and administrative expenses during the Q1 2004 Period was primarily due to the reduction in management fee costs incurred during the Q1 2004 Period resulting from the decrease in total revenues due to the result of the sale of the 46 theatres to UATG on June 6, 2003.

Depreciation and Amortization

        Depreciation and amortization expense decreased $2.7 million, or 44.3%, to $3.4 million for the Q1 2004 Period, from $6.1 million for the Q1 2003 Period. The decrease in depreciation and amortization expense during the Q1 2004 Period was primarily due to the sale of the 46 theatres to UATG on June 6, 2003.

Gain on Disposal and Impairment of Operating Assets

        The Company evaluates assets for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, the Company recognizes an impairment charge in the amount by which the carrying value of the asset exceeds their fair market value. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose. The Company periodically sells properties relating to under-performing theatres and other non-theatre real estate, along with equipment from closed theatres that can not be used at other locations. UATC recorded a net gain on the disposal and impairment of operating assets of $0.8 million and $1.2 million for the Q1 2004 Period and the Q1 2003 Period, respectively.

Restructure Costs and Amortization of Deferred Stock Compensation

        Restructure costs relate to the Company's restructuring and severance plan charges associated with the combination of the Company with other theatre companies also controlled by Regal. A total of $0.2 million was recorded as restructuring costs for the Q1 2003 Period. During the Q1 2004 Period and the Q1 2003 Period, amortization of deferred stock compensation of $0.7 million and $0.6 million, respectively, was recorded.

Income from Operations

        Income from operations decreased $12.3 million, or 86.6% to $1.9 million for the Q1 2004 Period, from $14.2 million for the Q1 2003 Period. Income from operations as a percentage of total revenues decreased to 2.8% for the Q1 2004 Period from 10.8% for the Q1 2003 Period. The decrease in income from operations during the Q1 2004 Period was primarily attributable to the sale of the 46 theatres to UATG and to the shift in our fiscal 2004 calendar which began one week later in the Q1 2004 Period and resulted in a decline in attendance and revenue per screen during the Q1 2004 Period, partially offset by the inclusion of the two Hoyts theatres during the Q1 2004 Period.

Interest Expense, net

        Net interest expense decreased $5.4 million, or 96.4%, to $0.2 million for the Q1 2004 Period from $5.6 million for the Q1 2003 Period. The decrease in net interest expense during the Q1 2004 Period was primarily due to the Company's repayment of the note payable to the Parent in June 2003 using funds obtained from the sale of 46 theatres to UATG.

Income Taxes

        A provision for (benefit from) income taxes decreased $4.7 million to ($1.3) million for the Q1 2004 Period, from $3.4 million for the Q1 2003 Period. Accordingly the effective tax rate was 46.4% and 40.5% for the Q1 2004 Period and the Q1 2003 Period, respectively. The increase in the effective tax rates during the Q1 2004 Period was primarily attributable to the increase in minority interest expense and the expense related to the purchase of the partnership interest in one of our subsidiaries during the Q1 2004 Period.

Net Income (Loss)

        Net income (loss) decreased $6.5 million to ($1.5) million for the Q1 2004 Period, from $5.0 million for the Q1 2003 Period. The decrease in net income for the Q1 2004 Period was primarily attributable to the decrease in income from operations, increase in minority interests expense and the expense related to the purchase of the partnership interest in one of our subsidiaries, partially offset by the decrease in interest expense and decrease in the provision for income taxes during the Q1 2004 Period.

Cash Flows

        The following table summarizes certain cash flow data for the Q1 2004 and Q1 2003 Periods (in millions):

	Q1 2004 Period	Q1 2003 Period
Net cash provided by (used in) operating activities	$(3.4)	$18.0
Net cash provided by (used in) investing activities	(0.2)	6.0
Net cash used in financing activities	(3.2)	(10.1)

Net increase (decrease) in cash and cash equivalents	$(6.8)	$13.9

  Q1 2004 Period Compared to Q1 2003 Period

        Cash flows used in operating activities were approximately $3.4 million for the Q1 2004 Period compared to cash flow provided by operating activities of approximately $18.0 million for the Q1 2003 Period. The $21.4 million net decrease was attributable to a $6.5 million decrease in net income along with a net decrease of $0.3 million in adjustments to reconcile net income to cash provided by operating activities. Such adjustments included a decrease in depreciation and amortization of $2.7 million, which is primarily attributable to the sale of the 46 theatres to UATG. In addition, a net decrease of $14.6 million in changes in operating assets and liabilities contributed to the decrease in net cash provided by operating activities. Cash flows used in investing activities were approximately $0.2 million for the Q1 2004 Period compared to cash flows provided by investing activities of approximately $6.0 million for the Q1 2003 Period. The $6.2 million net decrease was attributable to the cash used to purchase the partnership interest in one of our subsidiaries and the proceeds received for construction advances in the Q1 2003 Period, partially offset by a $3.5 million decrease in capital expenditures during the Q1 2004 Period. Cash flows used in financing activities were approximately $3.2 million for the Q1 2004 Period compared to cash flows used in financing activities of approximately $10.1 million for the Q1 2003 Period. The $6.9 million net decrease in cash flows used in financing activities during the Q1 2004 Period was primarily attributable to the net decrease in the note payable to the Parent resulting from the repayment of the note in June 2003 and the net decrease in the related party receivable of $10.1 million.

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

        The Company funds the cost of its capital expenditures through internally generated cash flows and cash on hand. The Company's capital requirements have historically arisen principally in connection with new theatre openings, adding new screens to existing theatres, upgrading the Company's theatre facilities and replacing equipment. The Company currently expects capital expenditures for theatre development, expansion, upgrading, maintenance and replacements to be approximately $10 million in Fiscal 2004. During the Q1 2004 Period, the Company invested an aggregate of approximately $2.1 million in capital expenditures.

        As part of the Company's bankruptcy restructuring, debt was reduced from approximately $439.7 million under the Company's bank credit facility, as it existed before the Petition Date, to approximately $252.1 million under the Company's restructured term bank credit facility (the "Term Facility"). During 2002, a portion of the proceeds from the public offering of Regal were loaned to the Parent by Regal to repay the Company's Term Facility. This debt was replaced by a note payable to the Parent, which was obligated under a substantially similar note payable to REH. On June 6, 2003, UATC used the proceeds from the sale of the theatre assets to UATG to repay the principal and all unpaid and accrued interest on the note payable of approximately $263.8 million.

Contractual Cash Obligations and Commitments

        For a summary of our contractual cash obligations and commitments as of January 1, 2004, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments" contained in our annual report on Form 10-K for the fiscal year ended January 1, 2004. As of April 1, 2004, there were no significant changes in our contractual cash obligations and commitments. We believe that the amount of cash and cash equivalents on hand and cash flow expected from operations will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for at least 12 months.

Critical Accounting Estimates

        For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" contained in our annual report on Form 10-K for the fiscal year ended January 1, 2004. As of April 1, 2004, there were no significant changes in our critical accounting policies or estimation procedures.

Recent Accounting Pronouncements

        For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Note 2 to the accompanying unaudited condensed consolidated financial statements included herein.

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

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        UATC's market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. As of April 1, 2004 the Company maintained no debt obligations bearing floating interest rates.

Item 4.
CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of April 1, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of April 1, 2004, our disclosure controls and procedures were effective.

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
(b)
Current Reports on Form 8-K filed during our first fiscal quarter of 2004:

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED ARTISTS THEATRE CIRCUIT, INC.
Date: May 17, 2004	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell President and Chairman of the Board
Date: May 17, 2004	By:	/s/ AMY E. MILES Amy E. Miles Vice President and Treasurer

UNITED ARTISTS THEATRE CIRCUIT, INC.

Exhibit Index

Exhibit No.	Exhibit Description
31.1	Rule 13(a)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a) Certification of principal financial officer

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES Unaudited Condensed Consolidated Balance Sheets (Amounts in millions, except share data)
UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Operations (Amounts in millions)
UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Cash Flows (Amounts in millions)
UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements April 1, 2004
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Exhibit Index