Form 10-Q
period 2004-09-30
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2004-11-15
CIK 889570

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☒    No ☐

The number of shares outstanding of $1.00 par value common stock at November 12, 2004 was 100 shares.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets
(Amounts in millions, except share data)

	September 30, 2004	January 1, 2004
Assets
Current assets:
Cash and cash equivalents	$32.8	$21.8
Receivables, net	0.1	0.8
Prepaid expenses, concession inventory and other	10.0	6.5

Total current assets	42.9	29.1
Investments and related receivables	0.2	2.1
Assets held for sale	0.2	0.2
Property and equipment, at cost:
Land	5.7	12.9
Theatre buildings, equipment and other	146.8	143.1

	152.5	156.0
Less accumulated depreciation and amortization	(49.0)	(40.1)

Total property and equipment, net	103.5	115.9
Goodwill	29.5	29.5
Other assets	0.9	0.8

Total assets	$177.2	$177.6

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$13.4	$23.9
Accrued and other liabilities	9.0	1.4
Current portion of long-term debt	0.5	0.5

Total current liabilities	22.9	25.8
Deferred income taxes	41.6	33.8
Long-term debt, net	5.0	5.4
Other liabilities	5.6	6.8

Total liabilities	75.1	71.8
Minority interests in equity of consolidated subsidiaries	2.1	3.9
Stockholder's equity:
Preferred stock (5,000,000 authorized shares, no shares issued and outstanding)	—	—
Common stock (1,000 authorized shares; 100 shares issued and outstanding $1.00 par value)	—	—
Additional paid-in capital	128.4	124.4
Retained earnings	10.3	9.3
Related party receivables	(38.7)	(31.8)

Total stockholder's equity	100.0	101.9

Total liabilities and stockholder's equity	$177.2	$177.6

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(Amounts in millions)

	Quarter Ended September 30, 2004	Quarter Ended September 25, 2003	Three Quarters Ended September 30, 2004	Three Quarters Ended September 25, 2003
Revenues:
Admissions	$51.8	$59.2	$156.2	$234.8
Concessions	19.7	23.1	60.9	91.7
Other operating revenues	2.5	4.4	7.5	16.8

Total revenues	74.0	86.7	224.6	343.3

Operating expenses:
Film rental and advertising costs	27.0	30.5	80.3	122.5
Cost of concessions	3.0	3.4	9.1	13.1
Other operating expenses	31.5	33.2	93.9	135.0
Sale and leaseback rentals	3.7	4.2	11.6	12.6
General and administrative expenses	2.2	3.1	6.8	10.9
Depreciation and amortization	3.4	3.6	10.3	15.2
Net loss on disposal and impairment of operating assets	0.9	—	0.2	—
Restructuring costs and amortization of deferred stock compensation	0.8	1.0	2.2	2.5

Total operating expenses	72.5	79.0	214.4	311.8

Income from operations	1.5	7.7	10.2	31.5
Other (income) expense:
Interest expense, net	0.1	0.1	0.4	9.4
Minority interest in earnings of consolidated subsidiaries	—	0.1	0.9	0.5
Other, net	0.1	—	6.5	(0.1)

Total other expense, net	0.2	0.2	7.8	9.8

Income before income taxes	1.3	7.5	2.4	21.7
Provision for income taxes	0.8	2.9	1.4	8.5

Net income	$0.5	$4.6	$1.0	$13.2

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Amounts in millions)

	Three Quarters Ended September 30, 2004	Three Quarters Ended September 25, 2003
Cash flows from operating activities:
Net income	$1.0	$13.2
Adjustments to reconcile net income to net cash provided by operating activities:
Effect of leases with escalating minimum annual rentals	(0.1)	1.1
Depreciation and amortization	10.3	15.2
Net loss on disposal and impairment of operating assets	0.2	—
Amortization of deferred stock compensation	2.1	1.9
Gain on sale of LLC interest	(0.9)	—
Loss on partnership interest purchase	7.4	—
Minority interests in earnings of consolidated subsidiaries	0.9	0.5
Deferred income tax expense	0.1	6.8
Change in operating assets and liabilities:
Receivables	0.7	3.7
Prepaid expenses and concession inventory	(4.4)	(5.8)
Other assets	0.8	—
Accounts payable	(7.9)	(10.7)
Accrued and other liabilities	(3.5)	(3.9)

Net cash provided by operating activities	6.7	22.0
Cash flow from investing activities:
Capital expenditures	(7.1)	(10.8)
Proceeds from the disposition of fixed assets	10.3	4.2
Proceeds from the sales of certain theatre assets to UATG	—	311.4
Decrease in reimbursable construction advances	—	7.3
Cash used to purchase partnership interests	(9.9)	—
Proceeds from disposition of partnership interest	2.8	—
Other, net	—	0.3

Net cash provided by (used in) investing activities	(3.9)	312.4
Cash flow from financing activities:
Net payments on long-term debt	(0.4)	(0.3)
Decrease in cash overdraft	(2.6)	(8.3)
Decrease (increase) in related party receivables	11.4	(10.3)
Dividend to parent	—	(105.0)
Payment of affiliate note payable to parent	—	(254.7)
Other, net	(0.2)	0.1

Net cash provided by (used in) financing activities	8.2	(378.5)

Net increase (decrease) in cash and cash equivalents	11.0	(44.1)
Cash and cash equivalents:
Beginning of period	21.8	57.0

End of period	$32.8	$12.9

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2004

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

        The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and those of all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        UATC operates 879 screens in 110 theatres in 20 states as of September 30, 2004. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2003) results in a 53-week fiscal year.

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

        On March 29, 2004 and June 30, 2004, UATC acquired the remaining partnership interest of two of the partners in one of its subsidiaries for an aggregate purchase price of $9.9 million, which resulted in a loss of $7.4 million. The loss was recorded in the accompanying unaudited condensed consolidated statement of operations as a component of "Other, net." In addition, on June 30, 2004, UATC sold its interest in a limited liability company for $2.8 million, which resulted in a gain of $0.9 million. The gain was recorded in the accompanying unaudited condensed consolidated statement of operations as a component of "Other, net."

        The Company has prepared the unaudited condensed consolidated balance sheet as of September 30, 2004 and the unaudited condensed consolidated statements of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The January 1, 2004 unaudited condensed consolidated balance sheet information is derived from the audited consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the fiscal year ended January 1, 2004 filed with the Securities and Exchange Commission on March 31, 2004 (File No. 033-49598). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter and three quarters ended September 30, 2004 are not necessarily indicative of the operating results that may be achieved for the full 2004 fiscal year.

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

        In March 2004, the FASB issued a proposed Statement, "Share-Based Payment," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require instead that such transactions be accounted for using a fair-value-based method. The proposed Statement would be effective for fiscal or interim periods beginning after June 15, 2005, for public entities that used the fair-value based method of accounting under the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for recognition or pro forma disclosure purposes. The Company is currently evaluating the impact the proposed Statement may have on its consolidated financial position, cash flows and results of operations.

(3) Long-Term Debt

        Long-term debt is summarized as follows (amounts in millions):

	September 30, 2004	January 1, 2004
Long-term debt, before current portion(a)	$5.5	$5.9
Less current portion	(0.5)	(0.5)

Long-term debt	$5.0	$5.4

(a)
Long-term debt includes $2.4 million of capital lease obligations and $3.1 million of mortgages secured by land and buildings as of September 30, 2004 and $2.5 million of capital lease obligations and $3.4 million of mortgages secured by land and buildings as of January 1, 2004.

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

        Regal Cinemas, Inc. manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the quarter ended September 30, 2004 and the quarter ended September 25, 2003, UATC recorded management fee expenses of approximately $2.2 million and $2.5 million, respectively, related to this agreement. During the three quarters ended September 30, 2004 and the three quarters ended September 25, 2003 UATC recorded management fee expenses of approximately $6.6 million and $8.9 million, respectively, related to this agreement. Such fees have been recorded in the accompanying unaudited condensed consolidated statement of operations as a component of "General and Administrative" expenses.

        On March 29, 2004 and June 30, 2004, UATC acquired the remaining partnership interest of the two partners in one of its subsidiaries for an aggregate purchase price of $9.9 million, which resulted in a loss of $7.4 million. The loss was recorded in the accompanying unaudited condensed consolidated statement of operations as a component of "Other, net." In addition, on June 30, 2004, UATC sold its interest in a limited liability company for $2.8 million, which resulted in a gain of $0.9 million. The gain was recorded in the accompanying unaudited condensed consolidated statement of operations as a component of "Other, net."

(5) Sale—Leaseback Transactions

        In December 1995, UATC entered into a sale and leaseback transaction whereby the land and buildings underlying 27 of its operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. The transaction requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. Several of its properties included in the sale and leaseback transaction have been determined by UATC to be economically obsolete for theatre use. As of September 30, 2004, 20 theatres were subject to the transaction. UATC amended the lease on March 7, 2001 to allow UATC to terminate the lease with respect to the obsolete properties, to allow the owner trustee to sell those properties and pay down the underlying debt (at a discount to par through September 2002 and par thereafter) and to reduce the amount of rent paid by UATC on the lease. Included in the 2001 amendment is a $35.0 million cap on the ability to sell properties. Through September 30, 2004, approximately $25.7 million of this cap has been utilized through theatre sales. As of September 30, 2004, two additional properties are no longer operational and are being marketed for sale. An evaluation of the remaining theatres is performed on an ongoing basis. Approximately $65.6 million in principal amount of pass-through certificates were outstanding as of September 30, 2004.

        For a description of all other sale and leaseback transactions not disclosed herein, see Note 9 to the consolidated financial statements included in Item 8 of our Annual Report on Form 10K for the fiscal year ended January 1, 2004, filed with the Securities Exchange Commission on March 31, 2004 (File No. 033-49598).

(6) Income Taxes

        The provision for income taxes of $0.8 million and $2.9 million for the quarters ended September 30, 2004 and September 25, 2003 reflect effective tax rates of approximately 61.5% and 38.7%, respectively. The provision for income taxes of $1.4 million and $8.5 million for the three quarters ended September 30, 2004 and September 25, 2003 reflect effective tax rates of approximately 58.3% and 39.2% respectively. The increase in the effective tax rates during the quarter ended and the three quarters ended September 30, 2004 was primarily attributable to an increase in minority interest expense and a nondeductible expense related to the purchase of an additional partnership interest in one of our joint ventures.

        In connection with the sale of theatres to UATG on June 6, 2003, as described in Note 1, the Company recorded a deferred tax liability in the amount of $74.2 million.

        In assessing the valuation of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at September 30, 2004 and January 1, 2004 totaling $28.2 million as management believes it more likely than not that such deferred tax asset amounts would not be realized in future tax periods. The valuation allowance relates to pre-acquisition deferred tax assets of UATC. Accordingly, future reductions in the valuation allowance will reduce goodwill related to the acquisition of UATC.

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

        The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and reimbursement of plaintiffs' attorneys' fees and expenses under certain circumstances. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, an award of damages to private litigants and additional capital expenditures to remedy such non-compliance. The Parent and several of its subsidiaries are subject to a consent decree arising from a lawsuit captioned Connie Arnold et. al. v. United Artists Theatre Circuit, Inc. et. al. The plaintiffs alleged nationwide violations with the ADA for failure to remove barriers to access at existing theatres in a timely manner. In 1996, the parties involved in the case entered into a settlement agreement in which United Artists agreed to remove physical barriers to access at its theatres prior to July 2001. In January 2001, the settlement agreement was amended to, among other things, extend the completion date for barrier removal to July 2006 and require minimum expenditures of $250,000 a year for barrier removal. UATC has established a program to review and evaluate UATC theatres and to make any changes that may be required by the ADA. UATC estimates the costs to comply with these requirements will total between $2.5 million and $5.0 million.

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

The Company

        UATC operates 879 screens in 110 theatres in 20 states as of September 30, 2004. The Company formally operates on a 52-week fiscal year (ending on the first Thursday after December 25 each year) with each quarter generally consisting of 13 weeks, unless otherwise noted.

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

        On March 29, 2004 and June 30, 2004, UATC acquired the remaining partnership interest of the two partners in one of its subsidiaries for an aggregate purchase price of $9.9 million, which resulted in a loss of $7.4 million. The loss was recorded in the accompanying unaudited condensed consolidated statement of operations as a component of "Other, net." In addition, on June 30, 2004, UATC sold its interest in a limited liability company for $2.8 million, which resulted in a gain of $0.9 million. The gain was recorded in the accompanying unaudited condensed consolidated statement of operations as a component of "Other, net."

Results of Operations for the Quarter and Three Quarters Ended September 30, 2004 and September 25, 2003

Overview

        Based on our review of industry sources, national box office revenues were estimated to have increased approximately 2.9% for the first three calendar quarters of 2004. We believe that national year-to-date 2004 box office results have benefited from increased average ticket prices per patron, coupled with a slight increase in national attendance. The increase in average ticket price per patron is primarily attributable to increases in ticket prices and a favorable first quarter 2004 film mix consisting of a higher percentage of R-rated films, which resulted in sales of a greater proportion of full price tickets. During the second and third quarter of 2004, the film mix shifted to a more family-oriented and concession-friendly product, which moderated average ticket prices, but favorably impacted average concession revenues per patron for the year-to-date 2004 period. Based on our review of the same industry sources, we believe national box office revenues in the third calendar quarter of 2004 increased approximately 0.3% over that of the third calendar quarter of 2003. The leveling of third calendar quarter box office revenues is primarily attributable to film product that underperformed film product released in the comparable period of 2003.

        Total revenue for the Company's fiscal quarter ended September 30, 2004 ("Q3 2004 Period") was $74.0 million, a 14.6% decrease from total revenue of $86.7 million for the quarter ended September 25, 2003 ("Q3 2003 Period"). The decline in the Company's quarter-over-quarter operating results was primarily attributable to the industry factors discussed above and a significant calendar shift in the Company's Q3 2004 Period calendar, which exchanged the strong attendance week leading up to the July 4 holiday (June 27 through July 1) for the slow attendance week ended September 30, 2004 (September 26 through September 30). This calendar shift accounted for an estimated 5.6% decrease in attendance during the Q3 2004 Period, translating into lower box office and concession revenues. In addition, the closure of 98 underperforming screens during the twelve month period ended September 30, 2004 contributed to the decline in the Company's quarter-over-quarter operating results. The decline in box office revenues was partially offset by a 3.0% increase in average ticket prices per patron due to increases in ticket prices. Income from operations decreased 80.5% to $1.5 million for the Q3 2004 Period compared to $7.7 million in the Q3 2003 Period. Net income decreased 89.1% to $0.5 million in the Q3 2004 Period as compared to net income of $4.6 million in the Q3 2003 Period. The decline in income from operations and net income for the Q3 2004 Period was primarily attributable to the screen closures, calendar shift and industry factors described above and the fixed cost nature of certain operating expenses discussed later in this section.

        Total revenue for the three quarters ended September 30, 2004 ("Fiscal 2004 Period") was $224.6 million, a 34.6% decrease from total revenue of $343.3 million for the three quarters ended September 25, 2003 ("Fiscal 2003 Period"). The decline in the Company's operating results was attributable to a 34.4% decrease in attendance resulting primarily from the sale of the 46 theatres to UATG on June 6, 2003 and the closure of 98 underperforming screens during the twelve month period ended September 30, 2004. In addition, as a result of the timing of our fiscal 2004 calendar, we experienced a significant calendar shift for the Fiscal 2004 Period from the Fiscal 2003 Period. As a result, the Fiscal 2004 Period results lacked the benefit of the traditionally high attendance week between Christmas and New Year's Day included in the Fiscal 2003 Period results. The Fiscal 2004 Period results benefited from the inclusion of the results of operations of the two Hoyts theatres for all periods; whereas, the results of operations of the two Hoyts theatres were excluded from the first three months of the Fiscal 2003 Period because the acquisition of these two theatres did not occur until March 28, 2003. The Fiscal 2004 Period box office results also benefited from a 1.4% increase in average ticket prices per patron due to increases in ticket prices and sales of a greater proportion of full-price tickets from R-rated films during the first quarter of the Fiscal 2004 Period. The growth in concession revenues per patron was benefited by a price increase and a return to family-oriented and concession friendly film in the second and third quarters of the Fiscal 2004 Period. Income from operations decreased 67.6% to $10.2 million for the Fiscal 2004 Period compared to $31.5 million in the Fiscal 2003 Period. Net income decreased 92.4% to $1.0 million in the Fiscal 2004 Period as compared to net income of $13.2 million in the Fiscal 2003 Period.

        The following table sets forth the percentage of total revenues represented by certain items included in the unaudited condensed consolidated statements of operations for the Q3 2004 Period, the Q3 2003 Period, the Fiscal 2004 Period and the Fiscal 2003 Period:

	Q3 2004 Period	Q3 2003 Period	Fiscal 2004 Period	Fiscal 2003 Period
Revenues:
Admissions	70.1%	68.2%	69.5%	68.4%
Concessions	26.6	26.7	27.1	26.7
Other operating revenues	3.3	5.1	3.4	4.9

Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	36.5	35.2	35.7	35.7
Cost of concessions	4.0	3.9	4.1	3.8
Other theatre operating expenses	42.6	38.3	41.8	39.3
Sale and leaseback rentals	5.0	4.8	5.2	3.7
General and administrative expenses	3.0	3.6	3.0	3.2
Depreciation and amortization	4.6	4.2	4.6	4.4
Loss on disposal and impairments of operating assets	1.2	—	0.1	—
Restructure costs and amortization of deferred stock compensation	1.1	1.1	1.0	0.7

Total operating expenses	98.0	91.1	95.5	90.8

Income from operations	2.0%	8.9%	4.5%	9.2%

        The following table summarizes revenues and revenue-related data for the Q3 2004 Period, the Q3 2003 Period, the Fiscal 2004 Period and the Fiscal 2003 Period (in millions, except averages):

	Q3 2004 Period	Q3 2003 Period	Fiscal 2004 Period	Fiscal 2003 Period
Admissions	$51.8	$59.2	$156.2	$234.8
Concessions	19.7	23.1	60.9	91.7
Other operating revenues	2.5	4.4	7.5	16.8

Total revenues	$74.0	$86.7	$224.6	$343.3

Attendance	7.9	9.3	24.0	36.6
Average ticket price	$6.56	$6.37	$6.51	$6.42
Average concessions per patron	$2.49	$2.48	$2.54	$2.51

Admissions

        Total admissions revenues decreased $7.4 million, or 12.5%, to $51.8 million, for the Q3 2004 Period from $59.2 million for the Q3 2003 Period. The decrease in admissions revenues during the Q3 2004 Period compared to the Q3 2003 Period was primarily attributable to a 15.1% decrease in attendance. The decrease in attendance was primarily attributable to a significant calendar shift in the Company's Q3 2004 Period calendar, which exchanged the strong attendance week leading up to the July 4 holiday (June 27 through July 1) for the slow attendance week ended September 30, 2004 (September 26 through September 30). This calendar shift accounted for an estimated 5.6% decrease in attendance during the Q3 2004 Period. The leveling of the Company's Q3 2004 Period box office revenues is also attributable to film product that underperformed film product released in the comparable period of 2003. Also, the closure of 98 underperforming screens during the twelve month period ended September 30, 2004 contributed to the quarter-over-quarter decrease in attendance. The decline in attendance was partially offset a 3.0% increase in average ticket prices per patron due to increases in ticket prices.

        Total admissions revenues decreased $78.6 million, or 33.5%, to $156.2 million for the Fiscal 2004 Period, from $234.8 million for the Fiscal 2003 Period. The decrease in admissions revenues during the Fiscal 2004 Period compared to the Fiscal 2003 Period was primarily attributable to a 34.4% decrease in attendance. The decrease in attendance was primarily the result of the sale of the 46 theatres to UATG on June 6, 2003 and the closure of 98 underperforming screens during the twelve month period ended September 30, 2004. Additionally, the Fiscal 2004 Period results lacked the benefit of the traditionally high attendance week between Christmas and New Year's Day included in the Fiscal 2003 Period results. In addition to the calendar shift, the Fiscal 2004 results include the results of operations of the two Hoyts theatres for all periods; whereas, the results of operations of the two Hoyts theatres were excluded from the first three months of the Fiscal 2003 Period because the acquisition of these two theatres did not occur until March 28, 2003.

Concessions

        Total concessions revenues decreased $3.4 million, or 14.7%, to $19.7 million for the Q3 2004 Period from $23.1 million for the Q3 2003 Period. The decrease in concessions revenues during the Q3 2004 Period compared to the Q3 2003 Period was primarily due to the 15.1% decrease in attendance, partially offset by a 0.4% increase in average concessions per patron. This decline in concessions revenue was primarily attributable to the calendar shift discussed earlier and the closure of 98 underperforming screens during the twelve month period ended September 30, 2004.

        Total concessions revenues decreased $30.8 million, or 33.6%, to $60.9 million for the Fiscal 2004 Period from $91.7 million for the Fiscal 2003 Period. The decrease in concessions revenues during the Fiscal 2004 Period compared to the Fiscal 2003 Period was primarily due to the 34.4% decrease in attendance, partially offset by a 1.2% increase in average concessions per patron. This decline in concessions revenue was primarily attributable to the sale of the 46 theatres to UATG on June 6, 2003 and the closure of 98 underperforming screens during the twelve month period ended September 30, 2004.

Other Operating Revenues

        Total other operating revenues decreased $1.9 million or 43.2%, to $2.5 million for the Q3 2004 Period, from $4.4 million for the Q3 2003 Period. Included in other operating revenues are on-screen advertising revenues, business meetings and concert event revenues, marketing revenues from certain of the Company's vendor marketing programs and game revenues. The decrease in other operating revenues during the Q3 2004 Period was primarily the result of a decrease in certain vendor marketing programs and the closure of 98 underperforming screens during the twelve month period ended September 30, 2004, partially offset by increases in advertising, meetings and concert event revenues generated by RCM during the Q3 2004 Period.

        Total other operating revenues decreased $9.3 million or 55.4%, to $7.5 million for the Fiscal 2004 Period, from $16.8 million for the Fiscal 2003 Period. The decrease in other operating revenues during the Fiscal 2004 Period was primarily the result of the sale of the 46 theatres to UATG on June 6, 2003 and the closure of 98 underperforming screens during the twelve month period ended September 30, 2004, partially offset by increases in advertising, meetings and concert event revenues generated by RCM and the inclusion of the two Hoyts theatres for the full Fiscal 2004 Period.

Operating Expenses

        The following table summarizes theatre operating expenses for the Q3 2004 Period, the Q3 2003 Period, the Fiscal 2004 Period and the Fiscal 2003 Period (dollars in millions):

	Q3 2004 Period		Q3 2003 Period		Fiscal 2004 Period		Fiscal 2003 Period
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	27.0	52.1	30.5	51.5	80.3	51.4	122.5	52.2
Cost of concessions(2)	3.0	15.2	3.4	14.7	9.1	14.9	13.1	14.3
Other theatre operating expenses(3)	31.5	42.6	33.2	38.3	93.9	41.8	135.0	39.3
Sale and leaseback rentals(3)	3.7	5.0	4.2	4.8	11.6	5.2	12.6	3.7
General and Administrative expenses(3)	2.2	3.0	3.1	3.6	6.8	3.0	10.9	3.2

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

        Film rental and advertising costs decreased $3.5 million, or 11.5%, to $27.0 million for the Q3 2004 Period, from $30.5 million for the Q3 2003 Period. Film rental and advertising costs as a percentage of admissions revenue increased to 52.1% for the Q3 2004 Period as compared to 51.5% for the Q3 2003 Period. Film rental and advertising costs decreased $42.2 million, or 34.4%, to $80.3 million in the Fiscal 2004 Period, from $122.5 million in the Fiscal 2003 Period. Film rental and advertising costs as a percentage of admissions revenues decreased to 51.4% in the Fiscal 2004 Period as compared to 52.2% in the Fiscal 2003 Period. The decrease in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2004 Period was a result of a favorable film product mix and a continued focus on managing advertising costs.

Cost of Concessions

        Cost of concessions decreased $0.4 million, or 11.8%, to $3.0 million in the Q3 2004 Period, from $3.4 million in the Q3 2003 Period. Cost of concessions as a percentage of concessions revenues increased to 15.2% in the Q3 2004 Period as compared to 14.7% in the Q3 2003 Period. Cost of concessions decreased $4.0 million, or 30.5%, to $9.1 million in the Fiscal 2004 Period, from $13.1 million in the Fiscal 2003 Period. Cost of concessions as a percentage of concessions revenues increased to 14.9% in the Fiscal 2004 Period as compared to 14.3% in the Fiscal 2003 Period. The increase in the cost of concessions in the Q3 2004 Period as a percentage of concessions revenues was primarily attributable to an increase in promotional costs during the quarter. The increase in the cost of concessions in the Fiscal 2004 Period as a percentage of concessions revenues was primarily attributable to the mix of concession product coupled with slight increases in promotional costs.

Other Theatre Operating Expenses

        Other theatre operating expenses decreased $1.7 million, or 5.1%, to $31.5 million in the Q3 2004 Period, from $33.2 million in the Q3 2003 Period. Other theatre operating expenses as a percentage of total revenues increased to 42.6% in the Q3 2004 Period as compared to 38.3% in the Q3 2003 Period. For the Fiscal 2004 Period, other theatre operating expenses decreased $41.1 million, or 30.4%, to $93.9 million, from $135.0 million in the Fiscal 2003 Period. Other theatre operating expenses as a percentage of total revenues increased to 41.8% in the Fiscal 2004 Period as compared to 39.3% in the Fiscal 2003 Period. The decrease in total other theatre operating expenses in the Q3 2004 Period was primarily the result of the closure of 98 underperforming screens during the twelve month period ended September 30, 2004. The decrease in total other theatre operating expenses in the Fiscal 2004 Period was primarily the result of the sale of the 46 theatres to UATG on June 6, 2003 and the closure of 98 underperforming screens during the twelve month period ended September 30, 2004. The increase in other theatre operating expenses in the Q3 2004 Period and Fiscal 2004 Period as a percentage of total revenues was primarily attributable to the fixed cost nature of certain operating expenses, coupled with a decrease in total revenues.

Sale and Leaseback Rentals

        Sale and leaseback expenses decreased $0.5 million, or 11.9%, to $3.7 million for the Q3 2004 Period from $4.2 million for the Q3 2003 Period. Sale and leaseback expenses decreased $1.0 million, or 7.9%, to $11.6 million for the Fiscal 2004 Period from $12.6 million for the Fiscal 2003 Period. The decrease in sale and leaseback expenses in the Q3 2004 Period and the Fiscal 2004 Period was due to the sale of certain underperforming properties during the preceding twelve-month period ended September 30, 2004.

General and Administrative Expenses

        General and administrative expenses decreased $0.9 million, or 29.0%, to $2.2 million for the Q3 2004 Period, from $3.1 million for the Q3 2003 Period. As a percentage of total revenues, general and administrative expenses were approximately 3.0% for the Q3 2004 Period and 3.6% for the Q3 2003 Period. General and administrative expenses decreased $4.1 million, or 37.6%, to $6.8 million for the Fiscal 2004 Period, from $10.9 million for the Fiscal 2003 Period. As a percentage of total revenues, general and administrative expenses were approximately 3.0% for the Fiscal 2004 Period and 3.2% for the Fiscal 2003 Period. Included in general and administrative expenses are management fees associated with the management agreement between Regal Cinemas, Inc. and UATC under which Regal Cinemas, Inc. manages the theatre operations of UATC. The decreases in general and administrative expenses during the Q3 2004 Period and the Fiscal 2004 Period were primarily due to the reduction in management fee costs incurred resulting from the decrease in total revenues due to the result of the sale of the 46 theatres to UATG on June 6, 2003 and the closure of 98 underperforming screens during the twelve month period ended September 30, 2004.

Depreciation and Amortization

        Depreciation and amortization expense decreased $0.2 million, or 5.6%, to $3.4 million for the Q3 2004 Period, from $3.6 million for the Q3 2003 Period. Depreciation and amortization expense decreased $4.9 million, or 32.2%, to $10.3 million for the Fiscal 2004 Period, from $15.2 million for the Fiscal 2003 Period. The decrease in depreciation and amortization expense during the Q3 2004 Period was primarily due to the closure of 98 underperforming screens during the twelve month period ended September 30, 2004. The decrease in depreciation and amortization expense during the Fiscal 2004 Period was primarily due to the sale of the 46 theatres to UATG on June 6, 2003 and the closure of 98 underperforming screens during the twelve month period ended September 30, 2004.

Gain on Disposal and Impairment of Operating Assets

        The Company evaluates assets for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, the Company recognizes an impairment charge in the amount by which the carrying value of the asset exceeds their fair market value. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose. The Company periodically sells properties relating to under-performing theatres and other non-theatre real estate, along with equipment from closed theatres that can not be used at other locations. UATC recorded a net loss on the disposal and impairment of operating assets of $0.9 million and $0.2 million for the Q3 2004 Period and the Fiscal 2004 Period, respectively.

Restructure Costs and Amortization of Deferred Stock Compensation

        Restructure costs relate to the Company's restructuring and severance plan charges associated with the combination of the Company with other theatre companies also controlled by Regal. A total of $0.2 million and $0.6 million was recorded as restructuring costs for the Fiscal 2004 Period and Fiscal 2003 Period, respectively. During the Q3 2004 Period and the Q3 2003 Period, amortization of deferred stock compensation of $0.7 million was recorded. During the Fiscal 2004 Period and the Fiscal 2003 Period, amortization of deferred stock compensation of $2.1 million and $1.9 million, respectively, was recorded.

Income from Operations

        Income from operations decreased $6.2 million, or 80.5% to $1.5 million for the Q3 2004 Period, from $7.7 million for the Q3 2003 Period. Income from operations decreased $21.3 million, or 67.6% to $10.2 million for the Fiscal 2004 Period, from $31.5 million for the Fiscal 2003 Period. The decrease in income from operations during the Q3 2004 Period was primarily attributable to film product that underperformed film product in the comparable period of 2003 and an unfavorable calendar shift in the Q3 2004 Period, which resulted in lower attendance, coupled with the fixed cost nature of certain operating expenses. The decrease in income from operations during the Fiscal 2004 Period was primarily attributable to the sale of the 46 theatres to UATG on June 6, 2003, the closure of 98 underperforming screens during the twelve month period ended September 30, 2004, the shift in our fiscal 2004 calendar which resulted in lower attendance, partially offset by the inclusion of the results of operations of the two Hoyts theatres that were acquired on March 28, 2003.

Interest Expense, net

        Net interest expense remained relatively consistent for the Q3 2004 Period and the Q3 2003 Period. Net interest expense decreased $9.0 million, or 95.7%, to $0.4 million for the Fiscal 2004 Period from $9.4 million for the Fiscal 2003 Period. The decrease in net interest expense during the Fiscal 2004 Period was primarily due to the Company's repayment of the note payable to the Parent in June 2003 using funds obtained from the sale of 46 theatres to UATG.

Income Taxes

        The provision for income taxes decreased $2.1 million to $0.8 million for the Q3 2004 Period, from $2.9 million for the Q3 2003 Period. Accordingly the effective tax rate was 61.5% and 38.7% for the Q3 2004 Period and the Q3 2003 Period, respectively. The provision for income taxes decreased $7.1 million to $1.4 million for the Fiscal 2004 Period, from $8.5 million for the Fiscal 2003 Period. Accordingly the effective tax rate was 58.3% and 39.2% for the Fiscal 2004 Period and the Fiscal 2003 Period, respectively. The increase in the effective tax rates during the Q3 2004 Period and the Fiscal 2004 Period was primarily attributable to an increase in minority interest expense and a nondeductible expense related to the purchase of an additional partnership interest in one of our joint ventures during the Fiscal 2004 Period.

Net Income

        Net income totaled $0.5 million for the Q3 2004 Period, which represents a decrease of $4.1 million, or 89.1% from $4.6 million in the Q3 2003 Period. Net income totaled $1.0 million for the Fiscal 2004 Period, which represents a decrease of $12.2 million, or 92.4% from $13.2 million in the Fiscal 2003 Period. The decrease in net income for the Q3 2004 Period was primarily attributable to the decrease in income from operations described above, partially offset by the decrease in the provision for income taxes. The decrease in net income for the Fiscal 2004 Period was primarily attributable to the decrease in income from operations described above and the expense related to the purchase of the partnership interests in one of the Company's subsidiaries, partially offset by the decrease in interest expense and decrease in the provision for income taxes.

Cash Flows

        The following table summarizes certain cash flow data for the Fiscal 2004 Period and the Fiscal 2003 Period (in millions):

	Fiscal 2004 Period	Fiscal 2003 Period
Net cash provided by operating activities	$6.7	$22.0
Net cash provided by (used in) investing activities	(3.9)	312.4
Net cash provided by (used in) financing activities	8.2	(378.5)

Net increase (decrease) in cash and cash equivalents	$11.0	$(44.1)

        Cash flows generated from operating activities were approximately $6.7 million for the Fiscal 2004 Period compared to approximately $22.0 million for the Fiscal 2003 Period. The $15.3 million net decrease was attributable to a $12.2 million decrease in net income along with a net decrease of $5.5 million in adjustments to reconcile net income to cash provided by operating activities. Such adjustments included a decrease in depreciation and amortization of $4.9 million, which is primarily attributable to the sale of the 46 theatres to UATG, a decrease in deferred income tax expense of $6.7 million and a $7.4 million loss related to the purchase of the partnership interests in one of the Company's subsidiaries during the Fiscal 2004 Period. In addition, a net decrease of $2.4 million in changes in operating assets and liabilities contributed to the decrease in net cash provided by operating activities. Cash flows used in investing activities were approximately $3.9 million for the Fiscal 2004 Period compared to cash flows provided by investing activities of approximately $312.4 million for the Fiscal 2003 Period. The $316.3 million net decrease was attributable to $9.9 million used to purchase the partnership interests in one of the Company's subsidiaries during the Fiscal 2004 Period as compared to $311.4 million in proceeds received for the sale of the 46 theatres to UATG on June 6, 2003 and $7.3 million in construction advances received in the Fiscal 2003 Period. Cash flows provided by financing activities were approximately $8.2 million for the Fiscal 2004 Period compared to cash flows used in financing activities of approximately $378.5 million for the Fiscal 2003 Period. The $386.7 million net increase in cash flows provided by financing activities during the Fiscal 2004 Period was primarily attributable to the net decrease in the note payable to the Parent resulting from the repayment of the note in the Fiscal 2003 Period, the $105.0 million dividend paid to the Parent during the Fiscal 2003 Period resulting from the sale of the 46 theatres to UATG on June 6, 2003 and the net decrease in the related party receivable of $21.7 million.

Liquidity and Capital Resources

        The Company's revenues are generally collected in cash through admissions and concessions revenues. The Company's operating expenses are primarily related to film and advertising costs, rent and occupancy, and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues and the cost of the Company's concessions are generally paid to vendors approximately 30 days from purchase. The Company's current liabilities generally include items that will become due within twelve months and, as a result, at any given time, the Company's balance sheet may reflect a working capital deficit.

        The Company funds the cost of its capital expenditures through internally generated cash flows and cash on hand. The Company's capital requirements have historically arisen principally in connection with new theatre openings, adding new screens to existing theatres, upgrading the Company's theatre facilities and replacing equipment. The Company currently expects capital expenditures for theatre development, expansion, upgrading, maintenance and replacements to be approximately $10.0 million in Fiscal 2004. During the Fiscal 2004 Period, the Company invested an aggregate of approximately $7.1 million in capital expenditures.

Contractual Cash Obligations and Commitments

        For a summary of our contractual cash obligations and commitments as of January 1, 2004, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments" contained in our annual report on Form 10-K for the fiscal year ended January 1, 2004. As of September 30, 2004, there were no significant changes in our contractual cash obligations and commitments. We believe that the amount of cash and cash equivalents on hand and cash flow expected from operations will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for at least 12 months.

Critical Accounting Policies

        For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" contained in our annual report on Form 10-K for the fiscal year ended January 1, 2004. As of September 30, 2004, there were no significant changes in our critical accounting policies or estimation procedures.

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

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        UATC's market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. As of September 30, 2004 the Company maintained no debt obligations bearing floating interest rates.

Item 4.
CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2004, our disclosure controls and procedures were effective.

        There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.
LEGAL PROCEEDINGS

        Pursuant to the introductory instruction to Part II (Other Information) of Form 10-Q, the information required to be furnished by us under this Part II, Item 1 (Legal Proceedings) is incorporated by reference to Note 7 (Commitments and Contingencies) of our notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 (Financial Statements) of this report on Form 10-Q.

Item 6.
EXHIBITS

Exhibit No.	Exhibit Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED ARTISTS THEATRE CIRCUIT, INC.
Date: November 15, 2004	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell President and Chairman of the Board (Principal Executive Officer)
Date: November 15, 2004	By:	/s/ AMY E. MILES Amy E. Miles Vice President and Treasurer (Principal Financial Officer)

UNITED ARTISTS THEATRE CIRCUIT, INC.

Exhibit Index

Exhibit No.	Exhibit Description
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Unaudited Condensed Consolidated Balance Sheets (Amounts in millions, except share data)
Unaudited Condensed Consolidated Statements of Operations (Amounts in millions)
Unaudited Condensed Consolidated Statements of Cash Flows (Amounts in millions)
Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2004
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION Item 1. LEGAL PROCEEDINGS
Item 6. EXHIBITS
SIGNATURES
Exhibit Index