Form 10-K
period 2004-12-30
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2005-03-30
CIK 889570

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2004

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

        The registrant is a wholly owned subsidiary of Regal Entertainment Group. As of July 1, 2004, there were no shares of voting or non-voting common stock held by non-affiliates of the registrant.

        The number of shares outstanding of $1.00 par value common stock at March 30, 2005 was 100 shares.

TABLE OF CONTENTS

PART I
Item 1.	Business
The Company
Description of Business
Industry Overview
Industry Trends
Theatre Operations
Film Distribution
Film Licensing
Concessions
Competition
Marketing and Advertising
Management Information Systems
Seasonality
Employees
Regulation
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview and Basis of Presentation
Results of Operations
Liquidity and Capital Resources
Contractual Cash Obligations and Commitments
Critical Accounting Estimates
Quarterly Results
Inflation
Seasonality
Recent Accounting Pronouncements
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information
PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountants Fees and Services
PART IV
Item 15.	Exhibits, Financial Statements Schedules

UNITED ARTISTS THEATRE CIRCUIT, INC.

PART I

        Some of the information in this Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" may constitute forward- looking statements. In some cases you can identify these "forward-looking statements" by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements. The discussion and analysis of our financial condition and results of operations found within "Management's Discussion and Analysis of Financial Condition and Results of Operation" should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included in Part II, Item 8 of this Form 10-K. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in "Business" as well as those discussed elsewhere in this Form 10-K.

Item 1. BUSINESS

THE COMPANY

        United Artists Theatre Company (the "Parent" or "United Artists"), a Delaware corporation organized in February 2002, is the parent company of United Artists Theatre Circuit, Inc. ("we," "us," "our," the "Company" or "UATC"), a Maryland corporation organized in May 1926, and United Artists Realty Company ("UAR"), which is the parent company of United Artists Properties I Corp. ("Prop I"). UATC leases certain theatres from Prop I. The terms UATC and the Company shall be deemed to include the respective subsidiaries of such entity when used in discussions included herein regarding the current operations or assets of such entity.

        United Artists became a wholly owned subsidiary of Regal Entertainment Holdings, Inc. ("REH") through a series of transactions in April and August 2002. REH is a wholly owned subsidiary of Regal Entertainment Group ("REG" or "Regal") who acquired Regal Cinemas Corporation ("Regal Cinemas"), United Artists, Edwards Theatres, Inc. ("Edwards") and Regal CineMedia Corporation ("Regal CineMedia") through a series of transactions on April 12, 2002. For a detailed discussion of the transactions resulting in Regal's acquisition of its subsidiaries, see Note 2 to the consolidated financial statements included in Part II, Item 8, of this Form 10-K. UATC, United Artists and certain of its subsidiaries emerged from bankruptcy reorganization under Chapter 11 of Title 11 of the United States Code on March 2, 2001.

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

DESCRIPTION OF BUSINESS

        As of December 30, 2004, UATC operates 852 screens in 105 theatres in 20 states with over 31 million annual attendees. The UATC operated theatres are managed by Regal Cinemas Inc., a wholly owned subsidiary of Regal, pursuant to a management arrangement described below. The Company primarily operates multi-screen theatres and has an average of 8.1 screens per location. Theatre operations in seven states (California, New York, Florida, Louisiana, Texas, Mississippi and North Carolina) accounted for approximately 68.6% and 65.4% of UATC's total theatres and screens, respectively, as of December 30, 2004 and 67.4% of UATC's theatrical revenue for the fiscal year ended December 30, 2004. The Company seeks to locate each theatre where it will be the sole or leading exhibitor within a particular geographic film-licensing zone. Management believes that as of December 30, 2004, approximately 76.4% of the Company's screens were located in film licensing zones in which the Company was the sole exhibitor.

        The Company has historically upgraded its theatre circuit by opening new theatres, adding new screens to existing theatres, and strategically closing and disposing of under-performing theatres. This strategy has served to establish and enhance the Company's presence in its geographic markets. Approximately 54.9% of the Company's screens are in theatres with 10 or more screens. As of December 30, 2004, UATC operates 24 theatres (274 screens) which offer stadium seating, representing 32.2% of UATC's screens. Virtually all of the theatres UATC has built or renovated since 1997 have been state-of-the-art, 9 to 16 screen multiplex theatres with stadium seating, high-backed rocking seats, digital sound, expanded concession areas and other state-of-the-art design features and amenities. These state-of-the-art amenities will be included in UATC's renovations to existing theatres as well as construction of any newly built theatres. As compared to the prior generation of non-stadium theatres, UATC believes that these theatres provide a higher quality entertainment experience for patrons and significant operating efficiencies and improved economics for UATC.

        In connection with Regal's acquisition of its subsidiaries, as more fully described in Note 2 to the consolidated financial statements included in Part II, Item 8, of this Form 10-K, a management agreement was executed between Regal Cinemas Inc. and UATC under which Regal Cinemas Inc. manages the theatre operations of UATC and its subsidiaries.

INDUSTRY OVERVIEW

        The domestic motion picture exhibition industry has historically maintained steady growth in revenues and attendance. Since 1965, total box office revenues have grown at a compound annual growth rate of approximately 6% with annual attendance of approximately 1.5 billion attendees in 2004. The industry has been relatively unaffected by downturns in the economic cycle, with total box office revenues and attendance growing in three of the last five recessions. For example, 2004 was a steady year for the film exhibition industry in which total box office revenues of $9.5 billion approximated that of a record 2002, while attendance declined by approximately 2.4% to approximately 1.5 billion attendees.

        During the late 1990's, however, the domestic motion picture exhibition industry underwent a period of extraordinary new theatre construction and the upgrade of older theatres. From 1996 to 1999, the number of screens increased at a compound annual growth rate of approximately 8%, which was more than double the industry's screen growth rate of approximately 3.5% from 1965 to 1995. The aggressive building strategies undertaken by exhibitors resulted in intensified competition in once stable markets and rendered many older theatres obsolete more rapidly than anticipated. This effect, together with the fact that many older theatres were under long-term, non-cancelable leases, created an oversupply of screens, which caused both attendance per screen and revenue and operating income per screen to decline. Most major exhibitors used extensive debt financing to fund their expansion efforts and experienced significant financial challenges in 1999 and 2000.

        In 2000 and 2001, substantially all of the major exhibitors of motion pictures reduced their expansion plans and implemented screen rationalization plans to close under-performing theatres. During this period, the number of screens declined by approximately 1,800, the first screen decline since 1963. This screen count rationalization benefited exhibitors as many patrons of closed theatres migrated to remaining theatres, which increased industry-wide attendance per screen and operating efficiencies.

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

        We believe that another evolution of theatre formats beyond the current megaplex is unlikely to occur in the foreseeable future. We believe theatres larger than the current 10 to 18 screen megaplex are not able to generate attractive returns in most locations because of the substantial market suitability requirements to generate a level of profitability similar to the current megaplex format. In addition, for the foreseeable future we do not believe that additional major amenities will be required to meaningfully enhance the movie-going experience. Consequently, we believe major exhibitors have reduced capital spending as compared to the late 1990's and the rate of new screen growth has returned to historical growth patterns prior to the late 1990's expansion.

INDUSTRY TRENDS

        We believe that the U.S. motion picture exhibition industry will benefit from the following trends:

        Increased Marketing of New Releases by Studios.    Movie studios have increased marketing expenditures per new film at a compound annual growth rate of approximately 6% from 2001 to 2004. Because domestic movie theatres are the primary distribution channel for domestic film releases, the theatrical success of a film is often the most important factor in establishing its value in other film distribution channels, including home video and DVD, cable television, broadcast television and international releases. We believe that movie studios have placed an increased emphasis on theatrical success because these secondary distribution channels represent important and growing sources of additional revenues.

        Affordable and Attractive Form of Entertainment.    We believe that patrons are attending movies more frequently because movie-going is convenient, affordable and attractively priced relative to other forms of out-of-home entertainment. The average price per patron continues to compare favorably to other out-of-home entertainment alternatives such as concerts and sporting events. Since 2000, average movie ticket prices have increased at a compound annual growth rate of only 4%. Over the same time period, per capita movie attendance has remained relatively steady at 5.2 times per year.

        Modern Facilities Lower Future Capital Requirements.    We believe that the modern, 10 to 18 screen megaplex is the appropriate size facility for most areas. Over the last several years, major exhibitors have spent substantial capital upgrading their asset bases, including the development of the megaplex format and introducing enhanced amenities such as stadium seating and digital sound, which we believe has enhanced the movie-going experience. Given the substantial capital spent on theatre circuit expansion and facilities upgrades, we believe that major exhibitors have reduced their capital spending for new theatre construction or further upgrades.

        Increasing Appeal of a Diversity of Films.    The increased appeal in the breadth of films benefits exhibitors by expanding the demographic base of moviegoers and generating greater attendance at a wider variety of movies.

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

THEATRE OPERATIONS

        UATC operates 852 screens in 105 theatres in 20 states as of December 30, 2004.

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

        Our multi-screen theatres are designed to increase profitability by optimizing revenues per square foot and reducing the cost per square foot of operation. We vary auditorium seating capacities within the same theatre, allowing us to exhibit films on a more cost effective basis for a longer period of time by shifting films to smaller auditoriums to meet changing attendance levels. In addition, we realize significant operating efficiencies by having common box office, concessions, projection, lobby and restroom facilities, which enables us to spread some of our costs, such as payroll, advertising and rent, over a higher revenue base. We stagger movie show times to reduce staffing requirements and lobby congestion and to provide more desirable parking and traffic flow patterns. In addition, we believe that operating a theatre circuit consisting primarily of multi-screen theatres enhances our ability to attract patrons.

        The following table details the number of locations and theatre screens in our theatre circuit ranked by the number of screens in each state as of December 30, 2004:

State	Locations	Number of Screens
New York	18	139
California	14	88
Texas	8	83
Mississippi	10	79
Louisiana	8	62
Florida	7	61
Maryland	5	55
North Carolina	7	45
Pennsylvania	6	43
New Jersey	3	31
Colorado	4	30
Nevada	3	26
Arizona	2	21

Arkansas	2	20
Indiana	2	19
Virginia	2	19
Michigan	1	14
Minnesota	1	7
Massachusetts	1	6
Georgia	1	4

        In connection with the combination of the three theatre circuits, we have implemented best management practices across all of our theatres, including daily, weekly and monthly management reports generated for each individual theatre, as well as maintaining active communication between the theatres, divisional management and corporate management. We use these management reports and communications to closely monitor admissions and concessions revenues as well as accounting, payroll and workforce information necessary to manage our theatre operations effectively and efficiently.

        We seek experienced theatre managers and require new theatre managers to complete a comprehensive training program within the theatres and at the "Regal Entertainment University," which is held at our theatre operating corporate office. The program is designed to encompass all phases of theatre operations, including our operating philosophy, policies, procedures and standards. In addition, we have an incentive compensation program for theatre-level management that rewards theatre managers for controlling operating expenses while complying with our operating standards.

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

FILM DISTRIBUTION

        Domestic movie theatres are the primary initial distribution channel for domestic film releases. The theatrical success of a film is often the most important factor in establishing its value in other film distribution channels. Motion pictures are generally made available through several alternative distribution methods after the theatrical release date, including home video and DVD, cable television, broadcast television, international distribution and satellite and pay-per-view services. A strong opening run at the theatre can establish a film's success and substantiate the film's revenue potential for both domestic and international distribution channels. For example, the value of home video, DVD and pay cable distribution agreements frequently depends on the success of a film's theatrical release. As the primary distribution window for the public's evaluation of films, domestic theatrical distribution remains the cornerstone of a film's overall financial success.

        The development of additional distribution channels has given motion picture producers the ability to generate a greater portion of a film's revenues through channels other than theatrical release. This increased revenue potential after a film's initial theatrical release has enabled major studios and some independent producers to increase the budgets for film production and advertising. The total cost of producing a film averaged approximately $63.6 million in 2004 compared with approximately $34.3 million in 1994, while the average cost to advertise and promote a film averaged approximately $34.4 million in 2004 compared with approximately $16.1 million in 1994.

FILM LICENSING

        Evaluation of Film.    We license films on a film-by-film basis by negotiating directly with film distributors. Prior to negotiating for a film license, we evaluate the prospects for upcoming films.

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

        Access to Film Product.    Films are licensed from film distributors owned by major film production companies and from independent film distributors that generally distribute films for smaller production companies. Film distributors typically establish geographic film licensing zones and allocate each available film to one theatre within that zone. Film licensing zones are primarily dependant upon population density.

        In film licensing zones where we are the sole exhibitor, we obtain film licenses by selecting a film from among those films being offered and negotiating directly with the distributor. In zones where there is competition, a distributor will either allocate films among the exhibitors in the zone, or, on occasion, may require the exhibitors in the zone to bid for a film. When films are licensed under the allocation process, a distributor will select an exhibitor who then negotiates film rental terms directly with the distributor. We currently do not bid for films in any film zone.

        Film Rental Fees.    Film licenses typically specify rental fees based on the higher of a gross receipts formula or a theatre admissions revenues formula. Under a gross receipts formula, the distributor receives a specified percentage of box office receipts from the exhibition of the film, a sliding-scale percentage of box office receipts declining over the term of the film's run, or a combination thereof. Under a theatre admissions revenues formula, the distributor receives a specified percentage of the excess of admissions revenues over a negotiated allowance for theatre expenses. Although not specifically contemplated by the provisions of film licenses, film rental fees actually paid by us are in some circumstances adjusted subsequent to exhibition in relation to the commercial success of a film in a process known as "settlement."

        Duration of Film Licenses.    The duration of our film licenses are negotiated with our distributors on a case-by-case basis. The term of our license agreements depend on performance of each film. Marketable movies that are expected to have high box office admission revenues will generally have longer license terms than movies with more uncertain performance and popularity.

        Relationship with Distributors.    Many distributors provide quality first-run movies to the motion picture exhibition industry. No single distributor dominates the market for an annual period, however according to industry sources, ten major film distributors reportedly accounted for 96% of admissions revenues and all of the top 50 grossing films during 2003. We license films from each of the major distributors and believe that our relationships with these distributors are good. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and popularity of films that each one distributes.

CONCESSIONS

        In addition to box office admissions revenues, we generated approximately 27.1% of our total revenues from concessions sales during fiscal 2004. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by optimizing product mix, introducing special promotions from time to time and by offering employee training and incentive programs to up-sell and cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. Our management negotiates directly with manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.

COMPETITION

        The motion picture industry is highly competitive. Motion picture exhibitors generally compete on the basis of the following competitive factors:

  •
  ability to secure films with favorable licensing terms;

  •
  seating capacity, availability of stadium seating, location and reputation of their theatres;

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

        We also compete with other motion picture distribution channels, including home video and DVD, cable television, broadcast television and satellite and pay-per-view services. Other technologies such as video on demand could also have an adverse effect on our business and results of operations. In addition, we compete for the public's leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theatre and restaurants.

MARKETING AND ADVERTISING

        Currently, film distributors organize and finance multimedia advertising campaigns for major film releases. To market our theatres, we utilize advertisements, including radio advertising, and movie schedules published in newspapers and over the Internet informing our patrons of film selections and show times. Newspaper advertisements are typically displayed in a single grouping for all of our theatres located in a newspaper's circulation area. In some of our markets we employ special marketing programs for specific films and concessions items.

        In addition, we seek to develop patron loyalty through a number of marketing programs such as free summer children's film series and cross-promotional ticket redemptions and promotions within local communities. We currently offer these programs only in selected markets. We plan to use these programs in markets where we believe patron loyalty can be further enhanced, and we will continue to evaluate our markets on a case-by-case basis to determine the suitability of these programs in individual regions. In addition, we have a frequent moviegoer loyalty program, named the Regal Crown Club, in all of our markets.

MANAGEMENT INFORMATION SYSTEMS

        We make extensive use of information technology (IT) for the management of our business, our theatres, and other revenue generating operations. The revenue streams generated by attendance and concession sales are fully supported by information systems to monitor cash flow and to detect fraud and inventory shrinkage. We have expanded our ability to sell tickets by using Internet ticketing partners and by deploying self-service customer activated terminals (CATs) in some of our higher volume theatres. The CATs can sell tickets for current and future shows and provide the capability to retrieve tickets purchased through our Internet partners. We continue to investigate and invest in IT technologies to improve services to our patrons and provide information to our management, allowing them to operate the theatres efficiently.

        Our scheduling systems support the coordination needed to properly allocate our auditoriums between film showings and Regal CineMeetings and EventsSM, while also ensuring that movie audiences view the intended advertising and that revenue is allocated to the appropriate business function. The scheduling systems also provide information electronically and automatically to the newspapers, which allows them to publish correct show start times with approved advertising graphics. The sales and attendance information developed by the theatre systems is used directly for film booking and settlement as well as being the primary source of data for our financial systems.

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

EMPLOYEES

        As of March 1, 2005, we employed approximately 3,291 persons. Film projectionists at certain of the Company's theatres in the New York market are covered by two collective bargaining agreements. The Company considers its employee relations to be good.

REGULATION

        The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Consent decrees effectively require major film distributors to offer and license films to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, exhibitors cannot assure themselves of a supply of films by entering into long-term arrangements with major distributors, but must negotiate for licenses on a film-by-film basis.

        On March 18, 2003, Reading International, Inc., Citadel Cinemas, Inc. and Sutton Hill Capital, LLC (collectively, the "Plaintiffs") filed a complaint and demand for jury trial in the United States District Court for the Southern District of New York against Oaktree Capital Management LLC, Onex Corporation ("Loews"), Regal, United Artists, United Artists Theatre Circuit, Inc., Loews Cineplex Entertainment Corporation, Columbia Pictures Industries, Inc., The Walt Disney Company, Universal Studios, Inc., Paramount Pictures Corporation, Metro-Goldwyn-Mayer Distribution Company, Fox Entertainment Group, Inc., Dreamworks LLC, Stephen Kaplan and Bruce Karsh (collectively, the "Defendants") alleging various violations by the Defendants of federal and state antitrust laws and New York common law. The Plaintiffs allege, among other things, that the consolidation of the theatre industry and alleged agreements between and among Regal, movie distributors, and Loews, have adversely impacted their ability to exhibit first-run industry-anticipated top-grossing commercial films at their Village East theatre in Lower Manhattan, and are seeking, among other things, a declaration that the Defendants' conduct is in violation of antitrust laws, damages, and equitable relief enjoining Defendants from engaging in future anticompetitive conduct. On December 10, 2003, the court granted Defendants' motion to dismiss in part, thereby dismissing several of Plaintiffs' claims and dismissing Sutton Hill as a plaintiff. On December 24, 2003, Plaintiffs amended their complaint to add Village East Limited Partnership as a Plaintiff. Management believes that the remaining allegations and claims are without merit and intends to vigorously defend against the Plaintiffs' claims.

        Our theatres must comply with Title III of the Americans with Disabilities Act of 1990 (the "ADA") to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, an award of damages to private litigants and additional capital expenditures to remedy such non-compliance. United Artists and several of its subsidiaries and UATG are subject to a consent decree arising from a lawsuit captioned Connie Arnold et. al. v. United Artists Theatre Circuit, Inc. et. al. The plaintiffs alleged nationwide violations with the ADA for failure to remove barriers to access at existing theatres in a timely manner. In 1996, the parties involved in the case entered into a settlement agreement in which United Artists agreed to remove physical barriers to access at its theatres prior to July 2001. In January 2001, the settlement agreement was amended to, among other things, extend the completion date for barrier removal to July 2006 and require minimum expenditures of $250,000 a year for barrier removal.

        From time to time, we have received letters from the attorneys general of states in which we operate theatres regarding investigation into the accessibility of our theatres to persons with visual or hearing impairments. We believe we provide the members of the visually and hearing impaired communities with reasonable access to the movie-going experience and, accordingly, we believe we are in substantial compliance with all applicable regulations.

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

Item 2. PROPERTIES

        As of December 30, 2004, we operated 101 of our theatres pursuant to lease agreements and owned the land and buildings for 4 theatres. For a December 30, 2004 list of the states in which we operated theatres and the number of theatres and screens operated in each such state, see the chart under "Business—Theatre Operations" above, which is incorporated herein by reference. The majority of our leased theatres are subject to lease agreements with original terms of 20 years or more and, in most cases, renewal options for up to an additional 10 years. These leases provide for minimum annual rentals and the renewal options generally provide for rent increases. Some leases require, under specified conditions, further rental payments based on a percentage of revenues above specified amounts. A majority of the leases are net leases, which require us to pay the cost of insurance, taxes and a portion of the lessor's operating costs.

        Of the 105 owned and leased theatres, 4 theatres (8 screens) are held through a corporation that is owned 80% by UATC and one theatre (9 screens) is held by a corporation, owned 51% by UATC. The remaining owned and leased theatres are held directly by UATC or its wholly owned subsidiaries. The master leases for theatres associated with the 1995 Sale and Leaseback transaction involving 14 operating properties allows for the exchange and sale of obsolete theatres that are not part of the long-term business plan. Substitutions may be made under certain conditions, during certain time periods in the future.

        UATC also manages one theatre (1 screen) located in the United States and receives a monthly management fee based on a percentage of total revenues.

        UATC leases the land, building and equipment in the theatres owned by Prop I in accordance with a master affiliate lease. The Prop I master lease expired in 2003 and UATC exercised its option to extend the lease for an additional ten years.

Item 3. LEGAL PROCEEDINGS

        Pursuant to General Instruction G(2) to Form 10-K and Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the information required to be furnished by us under this Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained under the captions "Bankruptcy Claims" and "Other" in Note 9 (Commitments and Contingencies) of our notes to consolidated financial statements included in Part II, Item 8 (Financial Statements and Supplementary Data) of this report on Form 10-K.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of UATC's sole shareholder, the Parent, during the fourth quarter ended December 30, 2004.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        As of March 30, 2005, UATC's common stock is held entirely by the Parent. There is no established public trading market for the Company's common stock. During 2003, UATC effected two cash dividends totaling approximately $109.2 million to the Parent. During 2004, UATC effected one cash dividend totaling approximately $21.7 million to the Parent. UATC's ability to pay dividends is restricted by the terms of the Participation Agreement entered into in connection with the 1995 sale and leaseback transaction described in Note 7 to the accompanying consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 6. SELECTED FINANCIAL DATA

        The following table presents selected historical financial data of UATC for the past five fiscal years. Effective March 2, 2001, UATC emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a reorganization plan that provided for the discharge of significant financial obligations. In accordance with AICPA Statement of Position 90-7, UATC adopted fresh start reporting whereby UATC's assets, liabilities and new capital structure were adjusted to reflect estimated fair values as of March 1, 2001. For the periods prior to March 2, 2001, the assets and liabilities of UATC and the related consolidated results of operations are referred to below as "Predecessor Company," and for periods subsequent to March 1, 2001, the assets and liabilities of UATC and the related consolidated results of operations are referred to as the "Reorganized Company." As a result of the above, the financial data of the Predecessor Company is not comparable to the financial data of the Reorganized Company. The following selected historical consolidated financial data set forth below should be read in conjunction with, and are qualified in their entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and UATC's consolidated financial statements and notes thereto included elsewhere in this document (in millions, except operating data).

	Reorganized Company(2)				Predecessor Company(1)
	Fifty-two weeks ended December 30, 2004	Fifty-three weeks ended January 1, 2004(5)	Fifty-one weeks ended December 26, 2002	Forty-four weeks ended January 3, 2002	Nine weeks ended March 1, 2001	Fifty-two weeks ended December 28, 2000
Summary of operations data:
Total operating revenue	$293.3	$430.6	$574.8	$471.3	$99.1	$549.8
Income (loss) from operations	9.6	39.4	47.7	28.5	14.9	(24.0)
Net income (loss)	(0.7)	17.8	14.5	3.8	228.8	(90.7)
Balance sheet data at period end:
Cash and cash equivalents	$35.5	$21.8	$57.0	$23.5	$7.0	$11.4
Total assets	174.9	177.6	412.6	402.6	438.4	447.1
Total debt(3)	5.4	5.9	261.1	248.6	452.5	447.5
Stockholder's equity (deficit)	92.5	101.9	85.3	54.0	(188.5)	(189.5)
Other financial Data
Cash flow provided by (used in) operating activities	$35.1	$46.9	$43.3	$38.7	$(2.2)	$4.6
Cash flow provided by (used in) investing activities	(5.8)	307.2	(36.7)	(8.8)	3.2	(3.0)
Cash flow provided by (used in) financing activities	(15.6)	(389.3)	26.9	(7.0)	1.6	(1.0)
Operating data(4):
Theatre locations	105	120	188	205	214	216
Screens	852	935	1,512	1,574	1,590	1,604
Average screens per location	8.1	7.8	8.0	7.7	7.4	7.4
Attendance (in millions)	31.4	46.1	64.1	54.7	12.0	66.7
Average ticket price	$6.50	$6.41	$6.09	$5.89	$5.76	$5.58
Average concessions per patron	2.53	2.50	2.49	2.38	2.24	2.32

(1)
The 2001 year contained 53 weeks and ended on January 3, 2002. The 2000 year contained 52 weeks and ended on December 28, 2000.

(2)
On April 12, 2002 Regal acquired United Artists and following the acquisition UATC changed its fiscal year, which used to end on the Thursday closest to December 31 each year, to conform to Regal's fiscal year. The Company's fiscal year now ends on the first Thursday after December 25, which in certain years (such as fiscal 2003) results in a 53-week fiscal year. The new reporting period is also based on a calendar that coincides with film playweeks. This resulted in the fiscal year 2002 containing two less weeks of operating results compared to the fiscal year 2003 and fiscal year 2001. The fiscal year 2004 contained fifty-two weeks of operating results.

(3)
Total debt at December 28, 2000 and at March 1, 2001 includes $441.4 million of debt that was a liability subject to compromise as part of UATC's Chapter 11 Reorganization.

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the consolidated financial statements of UATC and the notes thereto included elsewhere in this report on Form 10-K.

Overview and Basis of Presentation

        As of December 30, 2004, UATC operates 852 screens in 105 theatres in 20 states with over 31 million annual attendees. The UATC operated theatres are managed by Regal Cinemas Inc., a wholly owned subsidiary of Regal, pursuant to a management arrangement described below. The Company primarily operates multi-screen theatres and has an average of 8.1 screens per location. Theatre operations in seven states (California, New York, Florida, Louisiana, Texas, Mississippi and North Carolina) accounted for approximately 68.6% and 65.4% of UATC's total theatres and screens, respectively, as of December 30, 2004 and 67.4% of UATC's theatrical revenue for the fiscal year ended December 30, 2004. The Company seeks to locate each theatre where it will be the sole or leading exhibitor within a particular geographic film-licensing zone. Management believes that as of December 30, 2004, approximately 76.4% of the Company's screens were located in film licensing zones in which the Company was the sole exhibitor.

        United Artists became a wholly owned subsidiary of REH through a series of transactions in April and August 2002. REH is a wholly owned subsidiary of Regal who acquired Regal Cinemas, United Artists, Edwards and Regal CineMedia through a series of transactions on April 12, 2002. For a detailed discussion of the transactions resulting in Regal's acquisition of its subsidiaries, see Note 2 to the consolidated financial statements included in Part II, Item 8, of this Form 10-K.

        The Company generates revenues primarily from admissions and concession sales. Additional revenues are generated by on-screen advertisements, rental of theatres for business meetings, concerts and other events distributed on a live or pre-recorded basis by Regal CineMedia under an arrangement between UATC and Regal CineMedia described in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, electronic video games located adjacent to the lobbies of certain of the Company's theatres and vendor marketing programs. Film rental costs depend on a variety of factors including the prospects of a film, the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film is in exhibition. Because the Company purchases certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

        In order to provide a meaningful basis of comparing the fiscal years ended December 30, 2004, January 1, 2004 and December 26, 2002, for purposes of the following tables and discussion, the operating results for the fifty-two weeks ended December 30, 2004 ("Fiscal 2004 Period") are compared to the fifty-three weeks ended January 1, 2004 ("Fiscal 2003 Period") and the fifty-one weeks ended December 26, 2002 ("Fiscal 2002 Period").

        For a summary of industry trends relevant to the Company, see "Business-Industry Trends" above and "Management Discussion and Analysis of Financial Condition and Results of Operations" below.

Results of Operations

        Based on our review of industry sources, national box office revenues were estimated to have increased approximately one percent for the calendar year of 2004 over the calendar year of 2003. We believe that the slight increases in national 2004 box office revenues resulted from increased average ticket prices per patron, partially offset by a slight decline in national attendance. The increase in average ticket price per patron is primarily attributable to increases in ticket prices and a favorable first quarter 2004 film mix consisting of a higher percentage of R-rated films, which resulted in sales of a greater proportion of full price tickets. Throughout the remainder of 2004, the film mix shifted to a more family-oriented and concession-friendly product, which moderated average ticket prices but favorably impacted average concession revenues per patron. The lackluster performance of certain holiday films during the fourth quarter of 2004 in comparison to holiday films of the fourth quarter of 2003 contributed to the overall decline in national attendance during 2004.

        Our total revenues for the Fiscal 2004 Period were $293.3 million, a 31.9% decrease compared to total revenues of $430.6 million for the Fiscal 2003 Period. The Fiscal 2003 Period results include the benefit of the results of operations of the 46 theatres sold to UATG for five months of the year until the theatres were sold on June 6, 2003. In addition, the results for the Fiscal 2003 Period were positively impacted by the timing of our fiscal 2003 calendar which consisted of fifty-three weeks compared to fifty-two weeks in the Fiscal 2004 Period. The Fiscal 2004 Period results include the benefit of the results of operations of the two contributed Hoyts theatres for all periods, whereas the results of operations of the two Hoyts theatres were excluded from the first three months of the Fiscal 2003 Period because the two Hoyts theatres were not contributed until March 28, 2003. During the Fiscal 2004 Period we closed 83 underperforming screens. As a net result of the above factors, the Fiscal 2004 Period box office results were negatively impacted by a decline in attendance of approximately 31.9%, partially offset by a 1.4% increase in average ticket prices per patron due to increases in retail ticket prices and sales of a greater proportion of full-price tickets from R-rated films during the first quarter of the Fiscal 2004 Period. During the Fiscal 2004 Period, we achieved growth in average concession revenues per patron. The growth in average concession revenues per patron was benefited by price increases and a return to family-oriented and concession-friendly film product in the second and third quarters of the Fiscal 2004 Period. Income from operations for the Fiscal 2004 Period was $9.6 million, a 75.6% decrease compared to income from operations of $39.4 million for the Fiscal 2003 Period. For an understanding of the significant factors that influenced our performance during the past three fiscal years, the preceding and following discussion should be read in conjunction with the consolidated financial statements and the notes thereto presented in this Form 10-K.

        We remain optimistic regarding the 2005 film slate and share the view of a number of film studio executives and analysts who believe the industry is poised to benefit from another year of solid box office performance. Evidenced by the film studios' continued efforts to promote and market upcoming film releases, 2005 appears to be another year of high-profile releases such as War of the Worlds, King Kong, Star Wars: Episode III, Harry Potter and the Goblet of Fire and Batman Begins.

        With respect to capital expenditures, due in part to the timing of certain construction projects, we expect theatre capital expenditures to be in the range of $5.0 million to $10.0 million for fiscal 2005, primarily consisting of expansion of existing theatre facilities, upgrades and maintenance.

        The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in UATC's consolidated statements of operations for the Fiscal 2004 Period, Fiscal 2003 Period and the Fiscal 2002 Period:

	Fiscal 2004 Period	Fiscal 2003 Period	Fiscal 2002 Period
Revenues:
Admissions	69.6%	68.6%	68.0%
Concessions	27.1	26.8	27.8
Other operating revenues	3.3	4.6	4.2

Total revenues	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	36.0	35.9	36.5
Cost of concessions	4.0	3.9	3.9
Other operating expenses	41.5	38.8	37.9
Sale and leaseback rentals	5.3	3.9	3.2
General and administrative expenses	3.0	3.0	4.1
Depreciation and amortization	4.7	4.4	4.7
Loss on disposal and impairments of operating assets	0.6	0.2	0.7
Restructure costs and amortization of deferred stock compensation	1.0	0.8	0.8
Loss on lawsuit settlement	0.6	—	—

Total operating expenses	96.7	90.9	91.8

Income from operations	3.3%	9.1%	8.2%

  Total Revenues

        The following table summarizes revenues and revenue-related data for the Fiscal 2004 Period, Fiscal 2003 Period and the Fiscal 2002 Period (in millions, except averages):

	Fiscal 2004 Period	Fiscal 2003 Period	Fiscal 2002 Period
Admissions	$204.2	$295.5	$390.8
Concessions	79.5	115.2	159.7
Other operating revenues	9.6	19.9	24.3

Total revenues	$293.3	$430.6	$574.8

Attendance	31.4	46.1	64.1
Average ticket price	$6.50	$6.41	$6.09
Average concessions per patron	$2.53	$2.50	$2.49

Admissions

        Total admission revenues decreased $91.3 million, or 30.9% to $204.2 million for the Fiscal 2004 Period, from $295.5 million for the Fiscal 2003. The Fiscal 2003 Period results include the benefit of the results of operations of the 46 theatres sold to UATG for five months of the year until the theatres were sold on June 6, 2003. In addition, the results for the Fiscal 2003 Period were positively impacted by the timing of our fiscal 2003 calendar which consisted of fifty-three weeks compared to fifty-two weeks in the Fiscal 2004 Period. During the Fiscal 2004 Period the Company closed 83 underperforming screens. Partially offsetting the sale of the 46 theatres to UATG and the closing of underperforming screens, the Fiscal 2004 Period results benefited from the results of operations of the two contributed Hoyts theatres, whereas the results of operations of the two Hoyts theatres were excluded from the first three months of the Fiscal 2003 Period because the two Hoyts theatres were not contributed until March 28, 2003. As a net result of the above factors, the Fiscal 2004 Period box office results were negatively impacted by a net decline in attendance of approximately 31.9%, partially offset by a 1.4% increase in average ticket prices per patron due to increases in retail ticket prices and sales of a greater proportion of full-price tickets from R-rated films during the first quarter of the Fiscal 2004 Period.

        Total admission revenues decreased $95.3 million, or 24.4% to $295.5 million for the Fiscal 2003 Period, from $390.8 million for the Fiscal 2002 Period. The decrease in admissions revenues in the Fiscal 2003 Period compared to the Fiscal 2002 Period was primarily attributable to a 28.1% decrease in attendance, which was principally due to the results of the sale of the 46 theatres to UATG on June 6, 2003, and the net closure of 147 screens during the Fiscal 2003 Period, partially offset by the impact of the two additional weeks of operating results during the Fiscal 2003 Period compared to the Fiscal 2002 Period and the inclusion of the two Hoyts theatres from March 28, 2003. These box office results were favorably impacted by a 5.3% increase in average ticket prices, which reflected actual price increases and the impact of a favorable film product mix.

Concessions

        Total concessions revenues decreased $35.7 million or 31.0% to $79.5 million for the Fiscal 2004 Period, from $115.2 million for the Fiscal 2003 Period. The decrease in concessions revenues in the Fiscal 2004 Period compared to the Fiscal 2003 Period was due to a 31.9% decrease in attendance, partially offset by a 1.2% increase in average concession revenues per patron. The net increase in Fiscal 2004 Period concession revenues per patron is primarily attributable to price increases and a favorable film product mix in the second and third quarters of the Fiscal 2004 Period.

        Total concessions revenues decreased $44.5 million or 27.9% to $115.2 million for the Fiscal 2003 Period, from $159.7 million for the Fiscal 2002 Period. The decrease in concessions revenues in the Fiscal 2003 Period compared to the Fiscal 2002 Period was due to a 28.1% decrease in attendance resulting from the sale of the 46 theatres to UATG on June 6, 2003 and the net closure of 147 screens during the Fiscal 2003 Period. Concession revenues per patron for the Fiscal 2003 Period approximated that of the Fiscal 2002 Period which was primarily attributable to the film product mix, which was comprised of a higher proportion of R-rated and PG-13 rated films. Such films typically result in lower concession revenues per patron.

Other Operating Revenues

        Total other operating revenues decreased $10.3 million, or 51.8%, to $9.6 million for the Fiscal 2004 Period, from $19.9 million for the Fiscal 2003 Period. Included in other operating revenues are on-screen advertising revenues, business meetings and concert event revenues generated by Regal CineMedia under an arrangement between UATC and Regal CineMedia described in Note 5 to the consolidated financial statements included in Part II, Item 8 of this form 10-K. Also included in other operating revenues are marketing revenues from certain of the Company's vendor marketing programs and game revenues. The decrease in other operating revenues was primarily the result of a decrease in certain vendor marketing programs, the closure of 83 underperforming screens during the Fiscal 2004 Period and the sale of the 46 theatres to UATG on June 6, 2003. The decrease in other operating revenues was partially offset by the inclusion of the two Hoyts theatres for a full Fiscal 2004 Period.

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

Operating Expenses

        The following table summarizes certain operating expenses for the Fiscal 2004 Period, Fiscal 2003 Period and the Fiscal 2002 Period (dollars in millions):

	Fiscal 2004 Period		Fiscal 2003 Period		Fiscal 2002 Period
	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	$105.7	51.8%	$154.6	52.3%	$209.5	53.6%
Cost of concessions(2)	11.8	14.8%	16.6	14.4%	22.1	13.8%
Other theatre operating expenses(3)	121.7	41.5%	167.2	38.8%	218.1	37.9%
Sale and leaseback rentals(3)	15.4	5.3%	16.7	3.9%	18.2	3.2%
General and Administrative expenses(3)	8.8	3.0%	12.9	3.0%	23.5	4.1%

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

        Film rental and advertising costs decreased $48.9 million, or 31.6%, to $105.7 million in the Fiscal 2004 Period, from $154.6 million in the Fiscal 2003 Period. Film rental and advertising costs as a percentage of admissions revenues decreased to 51.8% in the Fiscal 2004 Period as compared to 52.3% in the Fiscal 2003 Period. The decrease in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2004 Period is a result of a favorable film product mix and a continued focus on managing advertising costs.

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

Cost of Concessions

        Cost of concessions decreased $4.8 million, or 28.9% to $11.8 million in the Fiscal 2004 Period, from $16.6 million in the Fiscal 2003 Period due primarily to the results of the sale of the 46 theatres to UATG on June 6, 2003, and the net closure of 83 screens during the Fiscal 2004 Period. Cost of concessions as a percentage of concession revenues increased to 14.8% in the Fiscal 2004 Period as compared to 14.4% in the Fiscal 2003 Period. The increase in the cost of concessions as a percentage of concession revenues in the Fiscal 2004 Period was primarily attributable to the mix of concession product coupled with increases in promotional costs.

        Cost of concessions decreased $5.5 million, or 24.9% to $16.6 million in the Fiscal 2003 Period, from $22.1 million in the Fiscal 2002 Period due primarily to the results of the sale of the 46 theatres to UATG on June 6, 2003 and the net closure of 147 screens during the Fiscal 2003 Period. Cost of concessions as a percentage of concession revenues increased to 14.4% in the Fiscal 2003 Period as compared to 13.8% in the Fiscal 2002 Period. The increase in the cost of concessions as a percentage of concession revenues in the Fiscal 2003 Period was primarily attributable to product mix, partially offset by the realization of operating efficiencies realized through the 2002 integration of the three theatre circuits.

Other Theatre Operating Expenses

        Other theatre operating expenses decreased $45.5 million, or 27.2% to $121.7 million in the Fiscal 2004 Period, from $167.2 million in the Fiscal 2003 Period. The decrease in total other theatre operating expenses in the Fiscal 2004 Period was primarily due to the result of the sale of the 46 theatres to UATG on June 6, 2003, the impact of one additional week of operating results during the Fiscal 2003 Period and the net closure of 83 screens during the Fiscal 2004 Period. Other theatre operating expenses as a percentage of total revenues increased to 41.5% in the Fiscal 2004 Period, as compared to 38.8% in the Fiscal 2003 Period. The increase in other theatre operating expenses as a percentage of total revenues in the Fiscal 2004 Period was primarily due to the fixed cost nature of certain operating expenses, coupled with a decline in total revenues during the Fiscal 2004 Period.

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

Sale and Leaseback Rentals

        Sale and leaseback expenses decreased $1.3 million, or 7.8% to $15.4 million during the Fiscal 2004 Period, from $16.7 million in the Fiscal 2003 Period. The decrease in sale and leaseback expenses in the Fiscal 2004 Period was due to a decrease in rent expense related to the sale of certain underperforming properties during the Fiscal 2004 Period as described in Note 7 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

        Sale and leaseback expenses decreased $1.5 million, or 8.2% to $16.7 million during the Fiscal 2003 Period, from $18.2 million in the Fiscal 2002 Period. The decrease in sale and leaseback expenses in the Fiscal 2003 Period was due to a decrease in rent expense related to the sale of certain underperforming properties during the Fiscal 2003 Period as described in Note 7 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

General and Administrative Expenses

        General and administrative expenses decreased $4.1 million, or 31.8%, to $8.8 million during the Fiscal 2004 Period, from $12.9 million in the Fiscal 2003 Period. As a percentage of total revenues, general and administrative expenses were approximately 3.0% for both the Fiscal 2004 and Fiscal 2003 Periods. Included in general and administrative expenses are management fees associated with the management agreement between Regal Cinemas, Inc. and UATC under which Regal Cinemas, Inc. manages the theatre operations of UATC. The decrease in general and administrative expenses during the Fiscal 2004 Period was primarily due to the reduction in management fee costs incurred during the

Fiscal 2004 Period resulting from the decrease in total revenues during the Fiscal 2004 Period compared to the Fiscal 2003 Period.

        General and administrative expenses decreased $10.6 million, or 45.1%, to $12.9 million during the Fiscal 2003 Period, from $23.5 million in the Fiscal 2002 Period. As a percentage of total revenues, general and administrative expenses were approximately 3.0% and 4.1% in the Fiscal 2003 and Fiscal 2002 Periods, respectively. Included in general and administrative expenses are management fees associated with the management agreement between Regal Cinemas, Inc. and UATC under which Regal Cinemas, Inc. manages the theatre operations of UATC. The decrease in general and administrative expenses during the Fiscal 2003 Period was primarily due to the reduction in management fee costs incurred during the Fiscal 2003 period resulting from the decrease in total revenues during the Fiscal 2003 compared to the Fiscal 2002 Period.

Depreciation and Amortization

        Depreciation and amortization decreased $5.3 million, or 27.9%, to $13.7 million in the Fiscal 2004 Period, from $19.0 million in the Fiscal 2003 Period. The decrease in depreciation and amortization during the Fiscal 2004 Period was primarily due to the sale of the 46 theatres to UATG on June 6, 2003 and the net closure of 83 screens during the Fiscal 2004 Period.

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

Loss on Disposal and Impairment of Operating Assets

        The Company evaluates assets for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, the Company recognizes an impairment charge in the amount by which the carrying value of the assets exceeds their fair market value. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose. The Company periodically sells properties relating to under-performing theatres and other non-theatre real estate, along with equipment from closed theatres that can not be used at other locations. UATC recorded a loss on the disposal and impairment of operating assets of $1.8 million, $0.8 million and $4.0 million, for the Fiscal 2004 Period, the Fiscal 2003 Period and the Fiscal 2002 Period, respectively.

Restructure Costs and Amortization of Deferred Stock Compensation

        Restructure costs relate to the Company's restructuring and severance plan charges associated with the combination of the Company with other theatre companies also controlled by Regal. A total of $0.2 million, $0.8 million and $2.9 million were recorded as restructuring costs for the Fiscal 2004 Period, the Fiscal 2003 Period and the Fiscal 2002 Period, respectively. During the Fiscal 2004 Period, the Fiscal 2003 Period and the Fiscal 2002 Period amortization of deferred stock compensation of $2.8 million, $2.6 million and $1.8 million, respectively was recorded.

Income from Operations

        Income from operations totaled approximately $9.6 million for the Fiscal 2004 Period, which represents a decrease of $29.8 million, or 75.6% from $ 39.4 million for the Fiscal 2003 Period. The decrease in income from operations during the Fiscal 2004 Period was primarily attributable to the sale of the 46 theatres to UATG during the Fiscal 2003 Period, the net closure of 83 screens during the

Fiscal 2004 Period, the timing of our Fiscal 2004 calendar in comparison to the Fiscal 2003 Period calendar and the loss on a lawsuit settlement arising from the exhibition of a film, partially offset by a reduction of restructuring expenses and the inclusion of the two Hoyts theatres for a full Fiscal 2004 Period.

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

Interest Expense, Net

        Net interest expense decreased $9.0 million, or 93.8% to $0.6 million for the Fiscal 2004 Period, from $9.6 million for the Fiscal 2003 Period. The decrease in net interest expense during the Fiscal 2004 Period was primarily due to the Company's repayment of the note payable to the Parent in June 2003 using funds obtained from the sale of 46 theatres to UATG.

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

Income Taxes

        The provision for income taxes decreased $9.2 million, or 80.0% to $2.3 million for the Fiscal 2004 Period, from $11.5 million for the Fiscal 2003 Period. Accordingly, the effective tax rate was 143.8% and 39.2% for the Fiscal 2004 and Fiscal 2003 Periods, respectively. The increase in the effective tax rate was primarily attributable to a nondeductible loss recorded as a result of the purchase by UATC of a partnership interest in one of its subsidiaries on March 29, 2004 as described in Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, as well as certain other nondeductible expenses, including minority interest.

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

Net Income (Loss)

        Net income decreased $18.5 million to a net loss of ($0.7) million for the Fiscal 2004 Period, from $17.8 million for the Fiscal 2003 Period. The decrease in net income for the Fiscal 2004 Period was attributable to the decrease in income from operations, increase in minority interest expense and the expense related to the purchase of the partnership interests in one of the Company's subsidiaries, partially offset by the decrease in interest expense and decrease in the provision for income taxes, as discussed above.

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

Cash Flows

        The following table summarizes certain cash flow data for the Fiscal 2004, 2003 and 2002 Periods (dollars in millions):

	Fiscal 2004 Period	Fiscal 2003 Period	Fiscal 2002 Period
Net cash provided by operating activities	$35.1	$46.9	$43.3
Net cash provided by (used in) investing activities	(5.8)	307.2	(36.7)
Net cash provided by (used in) financing activities	(15.6)	(389.3)	26.9

Net increase (decrease) in cash and cash equivalents	13.7	(35.2)	33.5

  Fiscal 2004 Period Compared to Fiscal 2003 Period

        Cash flows generated from operating activities were approximately $35.1 million for the Fiscal 2004 Period compared to approximately $46.9 million for the Fiscal 2003 Period. The $11.8 million net decrease was attributable to a $18.5 million decrease in net income along with a net decrease of $12.0 million in adjustments to reconcile net income to cash provided by operating activities. Such adjustments included a decrease in depreciation and amortization of $5.3 million, which was primarily attributable to the sale of the 46 theatres to UATG during the Fiscal 2003 Period, a decrease in deferred income tax expense of $13.5 million and a $7.4 million loss related to the purchase of the partnership interests in one of the Company's subsidiaries during the Fiscal 2004 Period. A net increase of $18.7 million in changes in operating assets and liabilities partially offset the decrease in net cash provided by operating activities during the Fiscal 2004 Period. The net increase in operating assets and liabilities was primarily related to the timing of certain vendor payments and income tax payments.

        Cash flows used in investing activities were approximately $5.8 million for the Fiscal 2004 Period compared to cash flows provided by investing activities of approximately $307.2 million for the Fiscal 2003 Period. The $313.0 million net decrease was attributable to $9.9 million used to purchase the partnership interests in one of the Company's subsidiaries during the Fiscal 2004 Period as compared to $311.4 million in proceeds received for the sale of the 46 theatres to UATG on June 6, 2003 and $7.3 million in construction advances received in the Fiscal 2003 Period. A net decrease of $7.5 million in capital expenditures and a net increase of $5.6 million in proceeds from asset sales partially offset the decrease in net cash provided by investing activities during the Fiscal 2004 Period.

        Cash flows used in financing activities were approximately $15.6 million for the Fiscal 2004 Period compared to cash flows used in financing activities of approximately $389.3 million for the Fiscal 2003 Period. The $373.7 million net increase was primarily attributable to the net decrease in the note payable to the Parent resulting from the repayment of the note in the Fiscal 2003 Period, the net decrease in the related party receivable of $24.2 million and the $87.5 million decrease in the cash dividends to the Parent during the Fiscal 2004 Period.

  Fiscal 2003 Period Compared to Fiscal 2002 Period

        Net cash provided by operating activities was approximately $46.9 million for the Fiscal 2003 Period compared to approximately $43.3 million for the Fiscal 2002 Period. The $3.6 million net increase was attributable to an increase in net income of $3.3 million, which was attributable to the impact of two additional weeks of operating results and a decrease in net interest expense during the Fiscal 2003 Period, partially offset by the sale of 46 theatres to UATG and a net decrease in non-cash items (primarily depreciation). Cash flows provided by investing activities were approximately $307.2 million for the Fiscal 2003 Period compared to cash flows used in investing activities of approximately $36.7 million for the Fiscal 2002 Period. The $343.9 million net increase was primarily attributable to the second quarter 2003 sale of 46 theatres to UATG, coupled with decreased capital expenditures and proceeds from asset sales. Cash flows used in financing activities were approximately $389.3 million for the Fiscal 2003 Period compared to cash flows provided by financing activities of approximately $26.9 million for the Fiscal 2002 Period. The $362.4 million net decrease in cash flows provided by financing activities was primarily attributable to the repayment of the affiliate note payable ($254.7 million) to the Parent and the payment of cash dividends ($109.2 million) to the Parent.

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

        The Company funds the cost of its capital expenditures through internally generated cash flow and cash on hand. The Company's capital requirements have historically arisen principally in connection with new theatre openings, adding new screens to existing theatres, upgrading the Company's theatre facilities and replacing equipment. The Company currently expects capital expenditures for theatre expansion, upgrading, maintenance and replacements to be in the range of $5.0 million to $10.0 million in Fiscal 2005. During the Fiscal 2004 Period, the Company invested an aggregate of approximately $9.0 million in capital expenditures.

        As part of the Company's bankruptcy restructuring, debt was reduced from approximately $439.7 million under the Company's bank credit facility, as it existed before the petition date, to approximately $252.1 million under the Company's restructured term bank credit facility (the "Term Facility"). During the Fiscal 2002 Period, a portion of the proceeds from the public offering of Regal were loaned to the Parent by Regal to repay the Company's Term Facility. This debt was replaced by a note payable to the Parent, which was obligated under a substantially similar note payable to REH. On June 6, 2003, UATC used the proceeds from the sale of the theatre assets to UATG to repay the principal and all unpaid and accrued interest on the note payable of approximately $263.8 million.

Contractual Cash Obligations

        The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases. As of December 30, 2004, the Company's estimated contractual cash obligations over the next several periods are as follows (amounts in millions):

	Payments Due By Period
Contractual cash obligations	Total	Current	13-36 Months	37-60 Months	After 60 Months
Long-term debt(1)	$3.0	$0.4	$2.6	$—	$—
Capital lease obligations(2)	2.4	0.1	0.3	0.3	1.7
Operating leases(3)	441.8	43.8	82.0	80.5	235.5

Total contractual cash obligations	$447.2	$44.3	$84.9	$80.8	$237.2

(1)
These amounts are included on our consolidated balance sheet as of December 30, 2004. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our long-term debt obligations and related matters.

(2)
The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of December 30, 2004. Refer to Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our capital lease obligations.

(3)
We enter into operating leases in the normal course of business. Such lease agreements provide us with the option to renew the leases at defined or then fair value rental rates for various periods. Our future operating lease obligations would change if we exercised these renewal options or if we enter into additional operating lease agreements. Our operating lease obligations are further described in Note 9 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

        We believe that the amount of cash equivalents on hand and cash flow expected from operations will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

Sale-Leaseback Transactions

        For information regarding our various sale and leaseback transactions, refer to Note 7 to the accompanying consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Critical Accounting Estimates

        Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. We evaluate and modify on an ongoing basis such estimates and assumptions, which includes, but are not limited to, those related to film costs, property and equipment, goodwill and income taxes. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ materially from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the Notes to the Consolidated Financial

Statements, if applicable, where such estimates, assumptions, and accounting policies affect our reported and expected results. Management has discussed the development and selection of its critical accounting estimates with the audit committee of our Board of Directors and the audit committee has reviewed our related disclosures herein.

        We believe the following accounting policies are critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  We adopted SFAS 142, "Goodwill and Other Intangible Assets" in 2002. SFAS 142 specifies that goodwill and indefinite-lived intangible assets will no longer be amortized but instead will be subject to an annual impairment assessment. Based on our annual impairment assessment conducted during the fourth quarter of fiscal 2004, we were not required to record a charge for goodwill impairment. In assessing the recoverability of the goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods.

  •
  We estimate our film cost expense and related film cost payable based on management's best estimate of the ultimate settlement of the film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically "settled" within two to three months of a particular film's opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. Such adjustments have been historically insignificant. Actual film costs and film costs payable could differ materially from those estimates. For the fiscal years ended December 30, 2004, January 1, 2004 and December 26, 2002, there were no significant changes in our film cost estimation and settlement procedures.

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

  •
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

  •
  For the fiscal years ended December 30, 2004, January 1, 2004 and December 26, 2002, no significant changes have been made to the depreciation and amortization rates applied to operating assets, the underlying assumptions related to estimates of depreciation and amortization, or the methodology applied. For the fiscal year ended December 30, 2004, consolidated depreciation and amortization expense was $13.7 million, representing 4.7% of consolidated total revenues. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation and amortization expense would have decreased by approximately $1.2 million or 8.8%. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation and amortization expense would have increased by approximately $1.4 million or 10.2%.

  •
  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards based on their probable tax treatment. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance if it is deemed more likely than not that our deferred income tax assets will not be realized. We reassess the need for such valuation allowance on an ongoing basis. An increase in the valuation allowance generally results in an increase in the provision for income taxes recorded in such period. With the exception of valuation allowances recorded relative to pre-acquisition periods, decreases in the valuation allowance generally result in a decrease in the provision for income taxes. Should we ultimately realize a benefit from tax assets in excess of the amount recorded that relates to pre-acquisition periods, goodwill would be reduced to the extent of such excess or recorded goodwill, as appropriate.

    Additionally, income tax rules and regulations are subject to interpretation and require judgment by us and may be challenged by the tax authorities. Accordingly, although we believe that our tax return positions are fully supportable, we establish accruals relative to tax uncertainties that we deem to be probable of loss and that can be reasonably estimated. Such accruals are evaluated on an ongoing basis as part of our process for determining our provision for income taxes. Among other items deemed relevant by us, the evaluations are based on new legislation, other new technical guidance, judicial proceedings, and our specific circumstances, including the progress of tax audits. With the exception of certain changes in pre-acquisition tax uncertainties, any change in the balance of an accrual established relative to a tax uncertainty impacts the provision for income taxes in the period that the adjustment is made to the accrual.

    For the fiscal year ended December 30, 2004, our provision for income taxes was $2.3 million. Changes in management's estimates and assumptions regarding the probability that certain tax return positions will be sustained, the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could impact the provision for income taxes and change the effective tax rate.

Quarterly Results

        The following tables set forth selected unaudited quarterly results for the eight quarters ended December 30, 2004. The quarterly financial data as of each period presented below have been derived from UATC's unaudited consolidated financial statements for those periods. Results for these periods are not necessarily indicative of results for the full year. The quarterly financial data should be read in conjunction with the consolidated financial statements of UATC and notes included elsewhere in this Form 10-K.

(In millions)	Dec. 30, 2004	Sept. 30, 2004	July 1, 2004	April 1, 2004	Jan 1, 2004(1)	Sept. 25, 2003	Jun. 26, 2003	March 27, 2003
Total revenues	$68.8	$74.0	$82.2	$68.3	$87.3	$86.7	$123.6	$133.0
Operating income (loss)	(0.8)	1.5	7.0	1.9	8.0	7.7	9.5	14.2
Net income (loss)	(1.7)	0.5	2.0	(1.5)	4.7	4.6	3.5	5.0

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

Recent Accounting Pronouncements

        For a discussion of the recent accounting pronouncements relevant to our operations, refer to the information provided under Note 3 to the accompanying consolidated financial statements included in Part II, Item 8 of this Form 10-K, which information is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        UATC's market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. As of December 30, 2004, the Company maintained no debt obligations bearing floating interest rates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors
United Artists Theatre Circuit, Inc.:

        We have audited the accompanying consolidated balance sheets of United Artist Theatre Circuit, Inc. and subsidiaries as of December 30, 2004 and January 1, 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Artist Theatre Circuit, Inc. and subsidiaries as of December 30, 2004 and January 1, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Nashville, Tennessee
March 15, 2005

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in millions, except share data)

	December 30, 2004	January 1, 2004
Assets
Current assets:
Cash and cash equivalents	$35.5	$21.8
Receivables, net	0.8	0.8
Prepaid expenses, concession inventory and other	5.3	6.5
Deferred income tax asset	0.7	—

Total current assets	42.3	29.1
Investments and related receivables	0.2	2.1
Assets held for sale	0.2	0.2
Property and equipment, at cost:
Land	5.7	12.9
Theatre buildings, equipment and other	147.8	143.1

	153.5	156.0
Less accumulated depreciation and amortization	(51.7)	(40.1)

Total property and equipment, net	101.8	115.9
Goodwill	29.5	29.5
Other assets	0.9	0.8

Total assets	$174.9	$177.6

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$16.1	$23.9
Accrued and other liabilities	10.4	1.4
Current portion of long-term debt	0.5	0.5

Total current liabilities	27.0	25.8
Other liabilities	5.5	6.8
Long-term debt	4.9	5.4
Deferred income taxes	43.0	33.8

Total liabilities	80.4	71.8
Minority interests in equity of consolidated subsidiaries	2.0	3.9
Stockholder's equity
Preferred stock (5,000,000 authorized shares, no shares issued and outstanding)	—	—
Common stock (1,000 authorized shares; 100 shares issued and outstanding $1.00 par value)	—	—
Additional paid-in capital	120.8	130.3
Unamortized deferred stock compensation	(3.1)	(5.9)
Retained earnings (deficit)	(2.6)	9.3
Related party receivables	(22.6)	(31.8)

Total stockholder's equity	92.5	101.9

Total liabilities and stockholder's equity	$174.9	$177.6

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

(Amounts in Millions)

	Fifty-two Weeks ended December 30, 2004	Fifty-three weeks ended January 1, 2004	Fifty-one weeks ended December 26, 2002
Revenue:
Admissions	$204.2	$295.5	$390.8
Concessions	79.5	115.2	159.7
Other operating revenue	9.6	19.9	24.3

Total revenues	293.3	430.6	574.8
Operating expenses:
Film rental and advertising costs	105.7	154.6	209.5
Cost of concessions	11.8	16.6	22.1
Other operating expenses	121.7	167.2	218.1
Sale and leaseback rentals	15.4	16.7	18.2
General and administrative expenses	8.8	12.9	23.5
Depreciation and amortization	13.7	19.0	27.0
Loss on disposal and impairment of operating assets	1.8	0.8	4.0
Restructure costs and amortization of deferred stock compensation	3.0	3.4	4.7
Loss on lawsuit settlement	1.8	—	—

Total operating expenses	283.7	391.2	527.1

Income from operations	9.6	39.4	47.7
Other income (expense):
Interest expense, net	(0.6)	(9.6)	(20.0)
Minority interests in earnings of consolidated subsidiaries	(0.9)	(0.6)	0.5
Loss on extinguishment of debt	—	—	(1.4)
Other, net	(6.5)	0.1	(1.0)

	(8.0)	(10.1)	(21.9)

Income before income taxes	1.6	29.3	25.8
Provision for income taxes	(2.3)	(11.5)	(11.3)

Net income (loss)	$(0.7)	$17.8	$14.5

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholder's Equity and Comprehensive Income

(Amounts in Millions)

	Preferred stock	Common stock	Additional paid-in capital	Deferred stock compensation	Retained earnings/ (accumulated deficit)	Intercompany and Related party receivable	Total stockholder's equity
Balances at January 3, 2002	$—	$—	$97.9	$—	$3.8	$(47.7)	$54.0
Net income and comprehensive income	—	—	—	—	14.5	—	14.5
Exchange of common stock of United Artists for common stock of Regal Entertainment Group	—	—	13.2	(10.3)	—	—	2.9
Amortization of deferred stock compensation	—	—	—	1.8	—	—	1.8
Tax benefit from exercise of stock options	—	—	1.2	—	—	—	1.2
Change in related party receivable	—	—	—	—	—	10.9	10.9

Balances at December 26, 2002	—	—	112.3	(8.5)	18.3	(36.8)	85.3
Net income and comprehensive income	—	—	—	—	17.8	—	17.8
Dividends to Parent	—	—	(82.4)	—	(26.8)	—	(109.2)
Amortization of deferred stock compensation	—	—	—	2.6	—	—	2.6
Tax benefit from exercise of stock options	—	—	0.7	—	—	—	0.7
Change in related party receivable	—	—	—	—	—	(15.0)	(15.0)
Sale of certain theatre assets to UATG	—	—	87.3	—	—	20.0	107.3
Contribution from Parent of two Hoyts locations	—	—	12.4	—	—	—	12.4

Balances at January 1, 2004	—	—	130.3	(5.9)	9.3	(31.8)	101.9
Net income (loss) and comprehensive income (loss)	—	—	—	—	(0.7)	—	(0.7)
Dividend to Parent	—	—	(10.5)	—	(11.2)	—	(21.7)
Amortization of deferred stock compensation	—	—	—	2.8	—	—	2.8
Tax benefit from exercise of stock options	—	—	3.3	—	—	—	3.3
Change in related party receivable	—	—	—	—	—	9.2	9.2
Sale of certain theatre assets to UATG	—	—	(2.3)	—	—	—	(2.3)

Balances at December 30, 2004	$—	$—	$120.8	$(3.1)	$(2.6)	$(22.6)	$92.5

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in Millions)

	Fifty-two Weeks Ended December 30, 2004	Fifty-three Weeks Ended January 1, 2004	Fifty-one Weeks Ended December 26, 2002
Cash flow from operating activities:
Net income (loss)	$(0.7)	$17.8	$14.5
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Effect of leases with escalating minimum annual rentals	—	1.2	2.6
Depreciation and amortization	13.7	19.0	27.0
Amortization of deferred stock compensation	2.8	2.6	1.8
Net loss on disposal and impairment of operating assets	1.8	0.8	4.0
Gain on sale of LLC interest	(0.9)	—	—
Loss on partnership interest purchase	7.4	—	—
Minority interests in earnings of consolidated subsidiaries	0.9	0.6	(0.5)
Loss on extinguishment of debt	—	—	1.4
Provision for deferred income taxes	2.9	16.4	7.1
Change in operating assets and liabilities (excluding effects of acquisition and and dispositions):
Receivables	—	3.1	4.2
Prepaid expenses and concession inventory	0.3	(0.5)	11.8
Other assets	0.8	—	—
Accounts payable	(5.5)	3.3	(24.0)
Accrued and other liabilities	11.6	(17.4)	(6.6)

Net cash provided by operating activities	35.1	46.9	43.3

Cash flow from investing activities:
Capital expenditures	(9.0)	(16.5)	(29.2)
Proceeds from disposition of assets, net	10.3	4.7	1.1
Proceeds from the sale of certain theatre assets to UATG	—	311.4	—
Decrease (increase) in reimbursable construction advances	—	7.3	(7.3)
Cash used to purchase partnership interest	(9.9)	—	—
Proceeds from sale of partnership interest	2.8	—	—
Other, net	—	0.3	(1.3)

Net cash provided by (used in) investing activities	(5.8)	307.2	(36.7)

Cash flow from financing activities:
Debt borrowings	—	—	254.7
Debt payments	(0.5)	(0.6)	(240.0)
Increase (decrease) in cash overdraft	(2.3)	(9.9)	2.1
Decrease (increase) in related party receivables	9.2	(15.0)	10.9
Payment of affiliate note payable to Parent	—	(254.7)	—
Dividend to Parent	(21.7)	(109.2)	—
Other, net	(0.3)	0.1	(0.8)

Net cash provided by (used in) financing activities	(15.6)	(389.3)	26.9

Net increase (decrease) in cash and cash equivalents	13.7	(35.2)	33.5
Cash and cash equivalents:
Beginning of period	21.8	57.0	23.5

End of period	$35.5	$21.8	$57.0

Supplemental cash flow information:
Cash paid for interest	$0.4	$0.4	$6.3

Cash paid for income taxes	$3.6	$1.8	$7.6

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 30, 2004

(1)   The Company and Basis of Presentation

        United Artists Theatre Company (the "Parent" or "United Artists"), a Delaware corporation, is the parent company of United Artists Theatre Circuit, Inc. ("we," "us," "our," the "Company" or "UATC") and United Artists Realty Company ("UAR"), which is the parent company of United Artists Properties I Corp. ("Prop I"). UATC leases certain theatres from Prop I. The terms UATC and the Company shall be deemed to include the respective subsidiaries of such entity when used in discussions included herein regarding the current operations or assets of such entity.

        The accompanying consolidated financial statements include the accounts of the Company and those of all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        UATC operates 852 screens in 105 theatres in 20 states as of December 30, 2004. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. During 2002, UATC changed its fiscal year, which formerly ended on the Thursday closest to December 31 each year, to conform to Regal Entertainment Group's fiscal year. The Company's fiscal year now ends on the first Thursday after December 25, which in certain years (such as fiscal 2003) results in a 53-week fiscal year. This resulted in the fiscal year 2002 containing two less weeks of operating results compared to the fiscal year 2003 and one less week of operating results compared to the fiscal year 2004.

        The Company became a subsidiary of Regal Entertainment Group ("REG" or "Regal") on April 12, 2002, in conjunction with an exchange transaction in which REG, through its wholly owned subsidiary Regal Entertainment Holdings, Inc. ("REH"), also acquired Edwards Theatres, Inc. ("Edwards"), Regal Cinemas Corporation ("Regal Cinemas") and Regal CineMedia Corporation ("Regal CineMedia"). REG is controlled by The Anschutz Corporation and its subsidiaries ("TAC"), which controlled each of us, Edwards, Regal Cinemas, United Artists and Regal CineMedia prior to REG's acquisition of us and them in the exchange transaction. For a detailed discussion of the transactions resulting in Regal's acquisition of its subsidiaries, see Note 2 to the financial statements.

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

        On March 29, 2004 and June 30, 2004, UATC acquired the remaining partnership interest of two of the partners in one of its subsidiaries for an aggregate purchase price of $9.9 million, which resulted in a loss of $7.4 million. The loss was recorded in the accompanying consolidated statement of operations as a component of "Other net." In addition, on June 30, 2004, UATC sold its interest in a limited liability company for $2.8 million, which resulted in a gain of $0.9 million. The gain was recorded in the accompanying consolidated statement of operations as a component of "Other net."

        In November 2004 UATC effected a cash dividend of approximately $21.7 million to the Parent.

(2)   Formation of Regal Entertainment Group

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

        TAC controls approximately 79.0% of the combined voting power of Regal's outstanding common stock and, therefore, has the ability to direct the election of members of Regal's board of directors and to determine the outcome of other matters submitted to the vote of Regal's stockholders. Because TAC controls Regal, the Company's Parent and sole stockholder, it has the ability to control the Company.

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

        On August 16, 2002, REH a wholly owned subsidiary of Regal, acquired the remaining outstanding shares of common stock of United Artists held by the United Artists' minority stockholders and warrants to acquire shares of common stock of United Artists held by various institutional holders for approximately $34.0 million. Immediately prior to the acquisition, the common stock of United Artists was the only outstanding class of voting stock, of which the minority stockholders owned approximately 9.9%, and REH owned the remaining 90.1%. As a result of this transaction, United Artists became a wholly owned subsidiary of REH.

(3)   Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts of United Artists Theatre Circuit, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Revenue Recognition

        Revenues are generated principally through admissions and concessions sales with proceeds received in cash at the point of sale. Other operating revenues consist primarily of product advertising (including vendor marketing programs) and other ancillary revenues which are recognized as income in the period earned. The Company recognizes payments received attributable to the marketing and advertising services provided by the Company under certain vendor programs as revenue in the period in which the related impressions are delivered. Such impressions are measured by the concession product sales volume, which is a mutually agreed upon proxy of attendance and reflects the Company's marketing and advertising services delivered to its vendors. Proceeds received from advance ticket sales and gift certificates are recorded as deferred revenue. The Company recognizes revenue associated with gift certificates and advanced ticket sales at such time as the items are redeemed, they expire or redemption becomes unlikely. The determination of the likelihood of redemption is based on an analysis of the Company's historical redemption trends.

  Cash Equivalents

        The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents. At December 30, 2004, the Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

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

        Included in property and equipment is $2.4 million, $2.5 million and $2.6 million of assets accounted for under capital leases as of December 30, 2004, January 1, 2004 and December 26, 2002, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

  Goodwill

        The changes in the carrying amount of goodwill for the fifty-two weeks ended December 30, 2004 and the fifty-three weeks ended January 1, 2004 are as follows (in millions):

	Fifty-two weeks ended December 30, 2004	Fifty-three weeks ended January 1, 2004
Balance at beginning of period	$29.5	$116.8
Adjustments related to certain deferred taxes of UATC	—	(31.6)
Adjustment related to the sale of certain theatre assets to UATG	—	(56.3)
Other	—	0.6

Balance at end of period	$29.5	$29.5

        SFAS No. 142, "Goodwill and Other Intangible Assets," became effective for the Company in the first quarter of fiscal 2002. This standard revised the financial accounting and reporting for goodwill and certain intangible assets. Among the revisions were the discontinuation of the amortization of goodwill and certain intangible assets and the periodic testing (at least annually) for the impairment of goodwill at a reporting unit level and additional financial statement disclosures. The Company has identified its reporting units under SFAS No. 142 to be the demographic market areas in which the Company conducts its theatre operations. The fair value of the Company's identified reporting units were estimated using the expected present value of associated future cash flows and market values of the underlying theatres within each reporting unit. The Company's annual goodwill impairment assessment for the Fiscal 2004 Period indicated that the fair value of its reporting units exceeded the goodwill carrying value and therefore, goodwill was not deemed to be impaired.

  Impairment of Long-Lived Assets

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. The Company evaluates assets for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the assets, the Company recognizes an impairment charge in the amount by which the carrying value of the assets exceeds their fair market value. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose. This analysis resulted in the recording of impairment charges of $0.2 million, $0.1 million and $1.5 million for the fifty-two weeks ended December 30, 2004, the fifty-three weeks ended January 1, 2004 and the fifty-one weeks ended December 26, 2002, respectively.

  Other Assets

        Other non-current assets include long-term receivables and debt acquisition costs, which are deferred and amortized over the terms of the related agreements using a method that approximates the effective interest method. Other assets as of December 30, 2004, January 1, 2004 and December 26, 2002 were $0.9 million, $0.8 million and $1.7 million, respectively, net of accumulated amortization of $0.1 million, $0.1 million and $0.1 million, respectively.

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. In addition, income tax rules and regulations are subject to interpretation and require judgment by the Company and may be challenged by the taxation authorities. We establish accruals relative to tax uncertainties that we deem to be probable of loss and that can be reasonably estimated. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance if it is deemed more likely than not that its deferred income tax assets will not be realized.

        The Company expects that certain deferred income tax assets are not more likely than not to be recovered and therefore, has established a valuation allowance. The Company reassesses its need for the valuation allowance for its deferred income taxes on an ongoing basis. Should the Company realize certain tax assets with a valuation allowance that relate to pre-acquisition periods, goodwill would be reduced.

  Deferred Revenue

        Deferred revenue relates primarily to vendor programs, gift certificates and advance ticket sales, and is recognized as revenue as described above in this Note 3 under "Revenue Recognition."

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

  Stock-based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No.148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to SFAS No. 123's fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Under SFAS No. 123, entities are permitted to recognize as expense the fair value of all stock-based awards on the date of grant over the vesting period and alternatively allows entities to continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and provide pro forma net income or loss and earnings or loss per share disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied.

        Upon the closing of the exchange transaction described in Note 2, the holders of outstanding options of United Artists received replacement options to purchase 2,287,552 shares of Regal Class A common stock at prices ranging from $4.44 to $12.87 per share. Regal has elected to continue accounting for its stock option plan using the intrinsic value method in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations, which requires compensation costs to be recognized for the excess of the fair value of options on the date of grant over the option exercise price.

  Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to film costs, property and equipment, goodwill and income taxes. Actual results could differ from those estimates.

  Segments

        UATC manages its business under one reportable segment—theatre exhibition operations.

  Comprehensive Income

        Net income and comprehensive income are the same for all periods presented.

  Reclassifications

        Certain reclassifications have been made to the 2002 and 2003 consolidated financial statements to conform to the 2004 presentation.

  Recent Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The adoption of this interpretation did not have a material impact on the Company's consolidated financial position or results of operations. Interpretive guidance relating to FIN 46 is continuing to evolve and the Company's management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and requires instead that such transactions be accounted for using a fair-value-based method. The Statement is effective for awards granted, modified, or settled in periods beginning after June 15, 2005, for public entities that used the fair-value based method of accounting under the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for recognition or pro forma disclosure purposes. The Company is currently evaluating the impact the Statement may have on its consolidated financial position, cash flows and results of operations.

(4)   Long-term Debt

        Long-term debt is summarized as follows (amounts in millions):

	December 30, 2004	January 1, 2004
Long-term debt, before current portion(a)	$5.4	$5.9
Less current portion	(0.5)	(0.5)

Long-term debt	$4.9	$5.4

(a)
Long-term debt includes $2.4 million of capital lease obligations and $3.0 million of mortgages secured by land and buildings as of December 30, 2004, $2.5 million of capital lease obligations and $3.4 million of mortgage secured land and buildings as of January 1, 2004.

        The aggregate annual maturities of long-term debt are as follows (amounts in millions):

2005	$0.5
2006	0.5
2007	2.4
2008	0.1
2009	0.2
Thereafter	1.7

Total	$5.4

(5)   Related Party Transactions

        UATC leases certain of its theatres from Prop I in accordance with a master lease (the "Master Lease"). The Master Lease provides for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre. In order to fund the cost of additions and/or renovations to the theatres leased by UATC from Prop I, UATC has periodically made advances to Prop I. As part of the application of fresh-start reporting the receivable was reclassified from other assets to stockholder's equity and interest no longer accrues on this account. The receivable will be reduced upon any sale of properties by Prop I, with UATC receiving the net proceeds of the sale. As described in Note 1, Prop I used the proceeds from the sale of its interest in certain owned theatre properties to UATG to repay $20.0 million on its outstanding indebtedness to UATC.

        Regal Cinemas, Inc. has agreed to manage all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the fifty-two weeks ended December 30, 2004, the fifty-three weeks ended January 1, 2004 and the fifty-one weeks ended December 26, 2002, UATC recorded management fee expenses of approximately $8.6 million, $10.7 million and $12.4 million, respectively, related to this arrangement. Such fees have been recorded in the accompanying consolidated statements of operations as a component of "General and Administrative" expenses.

        The Company has an arrangement which provides Regal CineMedia, a subsidiary of REG, the right to sell on-screen advertising and other special events on its screens. Under the terms of the arrangement UATC receives a net fee for the use of its screens. The net fee is recorded in other revenue and totaled $1.7 million, $2.2 million and $2.6 million in the fifty-two weeks ended December 30, 2004, the fifty-three weeks ended January 1, 2004 and the fifty-one weeks ended December 26, 2002, respectively.

        In November 2004, UATC effected a cash dividend of approximately $21.7 million to the Parent.

(6)   Restructure Costs

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

        Such costs are included in "Restructure costs and amortization of deferred stock compensation" in the accompanying consolidated statements of operations which also includes stock compensation amortization of $2.8 million, $2.6 million and $1.8 million for the fifty-two weeks ended December 30, 2004, the fifty-three weeks ended January 1, 2004 and the fifty-one weeks ended December 26, 2002, respectively. As of December 30, 2004 and January 1, 2004, the Company has paid approximately $0.2 million and $0.8 million of restructuring expenses, respectively.

(7)   Sale—Leaseback Transaction

        In December 1995, UATC entered into a sale and leaseback transaction whereby the land and buildings underlying 27 of its operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. The transaction requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. Several of its properties included in the sale and leaseback transaction have been determined by UATC to be economically obsolete for theatre use. As of December 30, 2004, 19 theatres were subject to the sale leaseback transaction. UATC amended the lease on March 7, 2001 to allow UATC to terminate the master lease with respect to the obsolete properties, to allow the owner trustee to sell those properties and pay down the underlying debt (at a discount to par through September 2002 and par thereafter) and to reduce the amount of rent paid by UATC on the lease. Included in the 2001 amendment is a $35.0 million cap on the ability to sell properties. Through December 30, 2004 approximately $26.4 million of this cap has been utilized through theatre sales. Two additional properties which are no longer operational are being marketed for sale. An evaluation of the remaining theatres is performed on an ongoing basis. Approximately $64.9 million in principal amount of pass-through certificates were outstanding as of December 30, 2004.

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

        In connection with UATC's adoption of fresh-start reporting upon its emergence from bankruptcy, the Company assessed the lease payment obligations under the two master lease agreements and concluded that such aggregate obligations provided economically consistent returns on the underlying lease properties as compared with similar leased facilities. As such, the amount of rent currently being paid under the master lease agreement is substantially attributable to the value of the key theatres. Accordingly, the Company has accounted for the total rent paid under these agreements as expense and have included the future annual rental due under the master lease agreement in rent commitments (see Note 9 "Commitments and Contingencies").

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

(8)   Income Taxes

        The components of the provision for income taxes for income from continuing operations for each of the fiscal years were as follows (in millions):

	Fifty-two Weeks Ended December 30, 2004	Fifty-three Weeks Ended January 1, 2004	Fifty-One Weeks Ended December 26, 2002
Federal
Current	$(0.5)	$(3.9)	$3.5
Deferred	2.4	13.8	5.9
State
Current	(0.1)	(1.0)	0.7
Deferred	0.5	2.6	1.2

Total income tax provision	$2.3	$11.5	$11.3

        At December 30, 2004, January 1, 2004 and December 26, 2002 a current tax benefit of $3.3 million, $0.7 million and $1.2 million, respectively, was allocated directly to shareholders equity for the exercise of stock options.

        The reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows (in millions):

	Fifty-two Weeks Ended December 30, 2004	Fifty-three Weeks Ended January 1, 2004	Fifty-One Weeks Ended December 26, 2002
Provision calculated at federal statutory income tax rate	$0.6	$10.2	$9.3
State and local income taxes, net of federal benefit	0.3	1.1	1.3
Disallowed loss	1.2	—	—
Reorganization costs	—	—	0.6
Min interest	0.3	0.2	—
Other	(0.1)	—	0.1

Total income tax provision	$2.3	$11.5	$11.3

        Significant components of the Company's net deferred tax liability consisted of the following (in millions):

	Fifty-two Weeks Ended December 30, 2004	Fifty-three Weeks Ended January 1, 2004
Deferred tax assets
Net operating loss carryforward	$28.1	$30.5
Excess of tax basis over book basis of fixed assets	14.0	13.3
Excess of tax basis over book basis of intangible assets	—	5.6
Accrued expenses	1.7	2.1
Other	3.2	3.1

Total deferred tax assets before valuation allowance	47.0	54.6
Valuation allowance	(28.2)	(28.2)

Total deferred tax assets after valuation allowance	18.8	26.4

Deferred tax liabilities
Deferred gain on sale of theatres	(59.5)	(60.2)
Excess of book basis over tax basis of intangible assets	(1.6)	—

Total deferred tax liabilities	(61.1)	(60.2)
Net deferred tax asset/(liability)	$(42.3)	$(33.8)

        At December 30, 2004, the Company has net operating loss carryforwards for federal income tax purposes of approximately $71.7 million with expiration commencing during 2007. The Company's net operating loss carryforwards were generated by the predecessor entities of UATC. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize the net operating losses may be impaired as a result of the "ownership change" limitations.

        In assessing the valuation of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at December 30, 2004 and January 1, 2004 totaling $28.2 million, as management believes it more likely than not that such deferred tax asset amounts would not be realized in future tax periods. The valuation allowance relates to pre-acquisition deferred tax assets of UATC. Accordingly, future reductions in the valuation allowance will reduce goodwill related to the acquisition of UATC. During fiscal year ended January 1, 2004, United Artists sold certain assets at fair market value to other related companies, resulting in a deferred taxable gain. Based on this transaction, the Company determined it was more likely than not that certain deferred tax assets of United Artists would be realized, and, accordingly reduced the valuation allowance by the amount of $25.3 million. As a result, the valuation allowance and goodwill were reduced by such amount.

(9)   Commitments and contingencies

  Leases

        The Company accounts for a majority of its leases as operating leases. The Company, at its option, can renew a substantial portion of the leases at defined or then fair rental rates for various periods. Certain leases for Company theatres provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property. Also, certain leases contain escalating minimum rental provisions that have been accounted for on a straight-line basis over the initial term of the leases. Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of December 30, 2004 are summarized for the following fiscal years:

(In Millions)
2005	$43.8
2006	41.5
2007	40.5
2008	40.3
2009	40.2
Thereafter	235.5

        Rent expense including sale and leaseback rentals of $15.4 million, $16.7 million and $18.2 million for the fifty-two weeks ended December 30, 2004, the fifty-three weeks ended January 1, 2004 and the fifty-one weeks ended December 26, 2002 under such operating leases amounted to $46.8 million, $62.5 million and $76.2 million for the fifty-two weeks ended December 30, 2004, the fifty-three weeks ended January 1, 2004 and the fifty-one weeks ended December 26, 2002, respectively. Contingent rent expense was $1.5 million, $1.5 million and $3.0 million for the fifty-two weeks ended December 30, 2004, the fifty-three weeks ended January 1, 2004 and the fifty-one weeks ended December 26, 2002.

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

        The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and reimbursement of plaintiffs' attorneys' fees and expenses under certain circumstances. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, an award of damages to private litigants and additional capital expenditures to remedy such non-compliance. The Parent and several of its subsidiaries and UATG are subject to a consent decree arising from a lawsuit captioned Connie Arnold et. al. v. United Artists Theatre Circuit, Inc. The plaintiffs alleged nationwide violations with the ADA for failure to remove barriers to access at existing theatres in a timely manner. In 1996, the parties involved in the case entered into a settlement agreement in which United Artists agreed to remove physical barriers to access at its theatres prior to July 2001. In January 2001, the settlement agreement was amended to, among other things, extend the completion date for the barrier removal to July 2006 and require minimum expenditures of $250,000 a year for barrier removal. UATC has established a program to review and evaluate UATC theatres and to make any changes that may be required by the ADA. UATC estimates the costs to comply with these requirements will total between $2.5 million and $5.0 million.

        On March 18, 2003, Reading International, Inc., Citadel Cinemas, Inc. and Sutton Hill capital, LLC (collectively, the "Plaintiffs") filed a complaint and demand for jury trial in the United States District Court for the Southern District of New York against Oaktree Capital Management LLC, Onex Corporation ("Loews"), Regal, United Artists, UATC, Loews Cineplex Entertainment Corporation, Columbia Pictures Industries, Inc., The Walt Disney Company, Universal Studios, Inc., Paramount Pictures Corporation, Metro-Goldwyn-Mayer Distribution Company, Fox Entertainment Group, Inc., Dreamworks LLC, Stephen Kaplan and Bruce Karsh (collectively, "the Defendants") alleging various violations by the Defendants of federal and state antitrust laws and New York common law. The Plaintiffs allege, among other things, that the consolidation of the theatre industry and alleged agreements between and among Regal, movie distributors, and Loews, have adversely impacted their ability to exhibit first—run industry-anticipated top-grossing commercial films at their Village East theatre in Lower Manhattan, and are seeking, among other things, a declaration that the Defendants' conduct in violation of antitrust laws, damages, and equitable relief enjoining Defendants from engaging in future anticompetitive conduct. On December 10, 2003, the court granted Defendant's motion to dismiss in part, thereby dismissing several of Plaintiffs' claims and dismissing Sutton Hill as a plaintiff. On December 24, 2003, Plaintiffs amended their complaint to add Village East Limited Partnership as a Plaintiff. Management believes that the remaining allegations and claims are without merit and intends to vigorously defend against the Plaintiffs' claims.

        From time to time, we have received letters from the attorneys general of states in which we operate theatres regarding investigation into the accessibility of our theatres to persons with visual or hearing impairments. We believe we provide the members of the visually and hearing impaired communities with reasonable access to the movie-going experience and, accordingly, we believe we are in substantial compliance with all applicable regulations.

        We believe that we are in substantial compliance with all applicable regulations relating to accommodations for the disabled. We intend to comply with future regulations in the regard, and except as set forth above, we do not currently anticipate that compliance will require us to expend substantial funds. Our theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation requirements. We believe that we are in substantial compliance with all of such laws.

(10) Capital Stock and Stock Option Plan

Common and Preferred Stock

        UATC is authorized to issue 1,000 shares of its $1.00 par value common stock, of which 100 shares are issued and outstanding at December 30, 2004, and are all held by the Parent. At December 30, 2004 the Company has 5,000,000 shares of preferred stock authorized with none issued.

Stock Option Plans

        At December 30, 2004, Regal had a stock option plan. Regal applies the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for these plans. No compensation cost has been recognized by UATC for Regal's stock option plan except for the amortization of deferred stock compensation of $2.8 million, $2.6 million and $1.8 million for the fifty-two weeks ended December 30, 2004, the fifty-three weeks ended January 1, 2004 and the fifty-one weeks ended December 26, 2002, respectively.

(11) Employee Benefits Plan

        In conjunction with the exchange transaction in April 2002 (see Note 2—"Formation of Regal Entertainment Group"), Regal Cinemas', United Artists' and Edwards' management and operations were combined. Accordingly, during May 2002, United Artists transferred all plan assets (approximately $19.9 million) under the United Artists Theatre Circuit 401(k) Savings Plan to the Regal Entertainment Group 401(k) plan, as further described below. The Company made discretionary contributions of approximately $0.3 million to the applicable plan for the fifty-one weeks ended December 26, 2002.

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

(12) Fair Value of Financial Instruments

        The methods and assumptions used to estimate the fair value of each class of financial instrument as of December 30, 2004 and January 1, 2004 are as follows:

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued liabilities:

        The carrying amounts approximate fair value because of the short maturity of these instruments.

Long term debt, excluding capital lease obligation:

        The fair value of the Company's debt obligations were based on recent financing transactions for similar debt issuances and the carrying amounts approximates the fair value.

(13) Subsequent Events

        During February 2005, REG entered into an agreement with Icon Distribution Inc. to settle litigation arising from the exhibition of a film. Pursuant to accounting rules and standards, the settlement impacted UATC's net income by approximately $1.8 million and is reflected as a component of "Loss on lawsuit settlement" in the accompanying statements of income for the quarter and year ended December 30, 2004.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 30, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 30, 2004, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

        Management is responsible for the preparation and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management's judgments and estimates concerning effects of events and transactions that are accounted for or disclosed. The Company's internal control over financial reporting includes those policies and procedures that pertain to the Company's ability to record, process, summarize and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

Item 9B. OTHER INFORMATION

        None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Shown below are the names, ages as of December 30, 2004, and current position of our directors and executive officers. There are no family relationships between any of the persons listed below, or between any of such persons and any of the directors of the Company or any persons nominated or chosen by the Company to become a director or executive officer of the Company. Each Director's term is for a period of one year.

Name	Age	Position
Michael L. Campbell	51	President and Chairman of the Board
Gregory W. Dunn	45	Director and Vice President
Amy E. Miles	38	Director, Vice President and Treasurer
Peter B. Brandow	44	Vice President and Secretary

        Michael L. Campbell has served as a member of our board of directors since March 24, 2003 and as our President and Chairman of the Board since August 8, 2002. He is also Co-Chairman and Co-Chief Executive Office of Regal and is Chief Executive Officer and a member of the board of directors of Regal Cinemas. Mr. Campbell founded Regal Cinemas, Inc. in November 1989, and has served as Chief Executive Officer of Regal Cinemas, Inc. since its inception. Mr. Campbell served as a director and executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy and throughout the bankruptcy proceedings described in Note 4 to the consolidated financial statements included in the Form 10-K of Regal filed for the fiscal year ended December 30, 2004, the description of which proceedings is incorporated herein by reference. Prior thereto, Mr. Campbell was the Chief Executive Officer of Premiere Cinemas Corporation, which he co-founded in 1982, and served in such capacity until Premiere was sold in October 1989. Mr. Campbell is a director of Regal, Eon Streams, Inc., Fandango, Inc. and the National Association of Theatre Owners ("NATO") and serves on Regal's and NATO's executive committee of the board of directors.

        Gregory W. Dunn has served as a member of our board of directors and as our Vice President since March 24, 2003. He is the Executive Vice President and Chief Operating Officer of Regal and President and Chief Operating Officer of Regal Cinemas, and served as Executive Vice President and Chief Operating Officer of Regal Cinemas, Inc. from 1995 to March 2002. Mr. Dunn served as an executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 4 to the consolidated financial statements included in the Form 10-K of Regal filed for the fiscal year ended December 30, 2004, the description of which proceedings is incorporated herein by reference. Mr. Dunn served as Vice President of Marketing and Concessions of Regal Cinemas, Inc. from 1991 to 1995.

        Amy E. Miles has served as a member of our board of directors since March 24, 2003 and as our Vice President and Treasurer since August 8, 2002. She is the Executive Vice President, Chief Financial Officer and Treasurer of Regal and Regal Cinemas, and served as the Executive Vice President, Chief Financial Officer and Treasurer of Regal Cinemas, Inc. since January 2000. Ms. Miles served as an executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 4 to the consolidated financial statements included in the Form 10-K of Regal filed for the fiscal year ended December 30, 2004, the description of which proceedings is incorporated herein by reference. Prior thereto, Ms. Miles served as Senior Vice President of Finance from April 1999, when she joined Regal Cinemas, Inc. Ms. Miles was a Senior Manager with Deloitte & Touche from 1998 to 1999. From 1989 to 1998 she was with PricewaterhouseCoopers, LLC.

        Peter Brandow has served as our Vice President and Secretary since March 24, 2003. He is the Executive Vice President, General Counsel and Secretary of Regal and has served as the Executive Vice President, General Counsel and Secretary of Regal Cinemas, Inc. since July 2001, and prior to that time he served as Senior Vice President, General Counsel and Secretary of Regal Cinemas, Inc. since February 2000. Mr. Brandow served as an executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings described in Note 4, to the consolidated financial statements included in the Form 10-K of Regal filed for the fiscal year ended December 30, 2004, the description of which proceedings is incorporated herein by reference. Mr. Brandow served as Vice President, General Counsel and Secretary from February 1999 when he joined Regal Cinemas, Inc. From September 1989 to January 1999, Mr. Brandow was an associate with the law firm Simpson, Thatcher & Bartlett.

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

Item 11. EXECUTIVE COMPENSATION

        The following table shows the fiscal 2004, 2003 and 2002 cash compensation and certain other compensation paid to or accrued by certain of our executive officers for the fiscal year ended December 30, 2004, January 1, 2004 and December 26, 2002. These individuals are referred to as our Named Executive Officers. The compensation reported for the Named Executive Officers for fiscal 2004 is the compensation that they received in their capacities as executive officers of Regal. The Named Executive Officers did not receive any additional compensation from us or any other Regal subsidiary during the year.

Long-Term Compensation
Awards
		Annual Compensation				Securities Underlying Regal Stock Options(1)
Name and Principal Position
	Year	Salary		Bonus
Michael L. Campbell President and Chairman of the Board	2004 2003 2002	$ $ $	589,100 589,100 589,100	$ $ $	530,190 650,000 883,650	— — 3,150,770
Gregory W. Dunn Director and Vice President	2004 2003 2002	$ $ $	377,169 377,169 377,169	$ $ $	254,589 282,877 377,169	— — 975,238
Amy E. Miles Director, Vice President and Treasurer	2004 2003 2002	$ $ $	350,000 325,000 325,000	$ $ $	249,375 275,000 325,000	— — 975,238
Peter B. Brandow Vice President and Secretary	2004 2003 2002	$ $ $	311,100 305,000 305,000	$ $ $	209,993 228,750 305,000	— — 750,182

(1)
The 2002 stock option grants shown in the table are stock option grants from Regal that were granted in exchange for the post-bankruptcy grants of Regal Cinemas Corporation as adjusted for the extraordinary dividends transactions described in Regal's Form 10-K filed with the SEC on March 15, 2005. See Regal's Form 10-K for additional detail regarding the Regal stock option grants to our executive officers and Regal's proxy statement for its 2005 annual stockholders meeting when it becomes available.

Option Grants in Last Fiscal Year

        There were no stock option grants to our Named Executive Officers during fiscal 2004.

Aggregated Option Exercises In Last Fiscal Year and FY-End Option Values

        Our Named Executive Officers did not exercise any stock options to purchase shares of our common stock during the fiscal year ended December 30, 2004 and, because all of our post-bankruptcy grants were exchanged for option grants from Regal in the exchange transaction, none of our securities were underlying unexercised stock options at fiscal year end. Accordingly, the aggregated option exercise table has been omitted. For information regarding the Regal options exercises of our Named Executive Officers during the fiscal year, please refer to Regal's proxy statement for its 2005 annual stockholders meeting when it becomes available.

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

        Regal entered into an employment agreement with Mr. Campbell on May 3, 2002, pursuant to which Mr. Campbell will serve as our President and as Co-Chief Executive Officer of Regal. The term of the agreement is three years and provides for a base annual salary of $589,100, subject to subsequent annual adjustment. He is also eligible to receive a cash bonus each year based on performance and attainment of earnings objectives set by Regal's board of directors. Mr. Campbell's target bonus will be at least 100% of his base annual salary and his stretch bonus will be at least 150% of his base annual salary.

        If Mr. Campbell's employment is terminated without cause, he is entitled to severance payments equal to two times his base annual salary and health and life insurance benefits for 24 months from the date of the termination of his employment. Under those circumstances, he is also entitled to receive, pro-rated to the date of termination, any bonus he would have received for that year. If he terminates his employment for good reason, he is entitled to receive, in addition to amounts payable if Regal were to have terminated his employment without cause, one times his target bonus. Also, if Regal terminates his employment, or if he resigns for good reason, within three months prior to, or one year after, a change of control of Regal, he is entitled to receive severance payments equal to: (i) the actual bonus, pro-rated to the date of termination, he would have received in respect of the fiscal year in which the termination occurs; and (ii) two and one-half times his annual base salary plus two times his target bonus, and health and life insurance benefits for 30 months. Mr. Campbell is also subject to a noncompete agreement under which he agrees not to compete with Regal or its theatre affiliates or solicit or hire certain of Regal's employees during the term of his employment agreement and for one year thereafter.

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

        If either Ms. Miles' or Mr. Dunn's employment is terminated without cause, the terminated officer is entitled to severance payments equal to two times his or her base annual salary and health and life insurance benefits for 24 months from the date of the termination of his or her employment. Under those circumstances, he or she is also entitled to receive, pro-rated to the date of termination, any bonus he or she would have received for that year. If either Mr. Dunn or Ms. Miles terminates his or her employment for good reason, he or she is entitled to receive, in addition to amounts payable if we were to have terminated his or her employment without cause, one times their respective target bonus. Also, if Regal terminates employment, or if either of them resigns for good reason, within three months prior to, or one year after, a change of control of Regal, the resigning officer is entitled to receive severance payments equal to: (i) the actual bonus, pro-rated to the date of termination, the executive officer would have received in the fiscal year in which the termination occurs, and (ii) two times the executive officer's annual salary plus one and one-half times the executive officer's target bonus, and health and life insurance benefits for 30 months. Mr. Dunn and Ms. Miles are each also subject to a noncompete agreement under which he or she agrees not to compete with Regal or its theatre affiliates or solicit or hire certain of Regal's employees during the term of his or her employment agreement and for one year thereafter.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        We are a wholly owned subsidiary of United Artists, which is a wholly owned subsidiary of REH, which is in turn a wholly owned subsidiary of Regal. Anschutz Company, which beneficially owned as of December 30, 2004, approximately 50.9% of Regal's Class A common stock, approximately 84.2% of Regal's Class B common stock and approximately 79.0% of the voting power of Regal's outstanding voting capital stock, may be deemed to beneficially own our shares held directly by United Artists. Philip F. Anschutz, as the sole owner of Anschutz Company, may be deemed to beneficially own our shares beneficially owned by Anschutz Company. The foregoing information is based upon a filing made by Anschutz Company and Mr. Anschutz with the Securities and Exchange Commission in respect of the shares of Regal beneficially owned by it and him. None of our directors or named executive officers owns beneficially any of our shares of capital stock.

Equity Compensation Plan Information

        We do not have any compensation plans outstanding under which our equity securities are authorized for issuance, and we have no present intention to adopt any such plans.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We lease 5 theatres from Prop I. United Artists owns 100% of the capital stock of UAR, and UAR owns 100% of the capital stock of Prop I.

        The lease agreement between UATC and Prop I provides for an annual base rental of approximately $0.6 million, as well as taxes, insurance, maintenance and other related charges. Effective November 1, 1998, the lease agreement between UATC and Prop I provides for an annual base rental of $1, as well as taxes, insurance, maintenance and other related charges. Prior to November 1, 1998, the lease agreement between UATC and Prop I provided for an annual base rental of approximately $5.9 million. In addition to the annual base rental amounts, the leases provided for additional rentals based upon a percentage of the leased theatres revenues. The lease between UATC and Prop I expired on October 31, 2003. UATC exercised its option to extend the lease for an additional ten years.

        In order to fund the cost of additions and/or renovations to the theatres leased by UATC from Prop I, UATC has periodically made advances to Prop I.

        Regal Cinemas, Inc. has agreed to manage the theatre operations of UATC pursuant to the terms of a management agreement. During the fifty-two weeks ended December 30, 2004, the fifty-three weeks ended January 1, 2004 and the fifty-one weeks ended December 26, 2002, UATC recorded management fees expenses of approximately $8.6 million, $10.7 million and $12.4 million respectively, related to this arrangement. Such fees have been recorded in the accompanying consolidated statement of operations as a component of "General and Administrative" expenses.

        The Company has an arrangement which provides Regal CineMedia, a subsidiary of REG, the right to sell on-screen advertising and other special events on its screens. Under the terms of the arrangement UATC receives a net fee for the use of its screens. The net fee is recorded in other revenue and totaled $1.7 million, $2.2 million and $2.6 million in the fifty-two weeks ended December 30, 2004, the fifty-three weeks ended January 1, 2004 and the fifty-one weeks ended December 26, 2002, respectively.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors

        KPMG, LLP served as our independent auditors for the fiscal years ended December 30, 2004 and January 1, 2004. For such fiscal years we paid fees for services from KPMG as discussed below.

  •
  Audit Fees. The aggregate fees billed for professional services rendered by KPMG for the audit of our annual financial statements included in our Form 10-K and the review of the financial statements included in our Forms 10-Q were approximately $149,400 for the fiscal year ended December 30, 2004 and $71,800 for the fiscal year ended January 1, 2004.

  •
  Audit-Related Fees. The Company did not incur any aggregate fees for professional services rendered by KPMG for assurances and related services that are reasonable related to the performance of the audit or review of our financial statements for the fiscal year ended December 30, 2004 and for the fiscal year ended January 1, 2004.

  •
  Tax Fees. The aggregate fees billed for professional services rendered by KPMG related to federal and state tax compliance, tax advice and tax planning were approximately $18,900 for the fiscal year ended January 1, 2004. The Company did not incur any aggregate fees billed for professional services rendered by KPMG related to federal and state tax compliance, tax advice and tax planning for the fiscal year ended December 30, 2004. All of these services are permitted non-audit services.

  •
  All Other Fees. The Company did not incur any aggregate fees for all other services rendered by KPMG for the fiscal year ended December 30, 2004 and for the fiscal year ended January 1, 2004.

  Board of Directors Pre-Approval Policy

        Our Board of Directors pre-approves all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis. These services may include audit services, audit related services, tax services and other services. Our Chief Financial Officer is responsible for presenting the board with an overview of all proposed audit, audit related, tax or other non-audit services to be performed by the independent auditors. The presentation must be in sufficient detail to define clearly the services to be performed. The board does not delegate the responsibilities to pre-approve services performed by the independent auditors to management or to an individual member of the board.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this report on Form 10-K:

(1)
Consolidated financial statements of United Artists Theatre Circuit, Inc.:

      Report of Independent Registered Public Accounting Firm—Consolidated Financial Statements

      UATC's Consolidated Balance Sheets as of December 30, 2004 and January 1, 2004

      UATC's Consolidated Statements of Operations for the fifty-two weeks ended December 30, 2004, the fifty-three weeks ended January 1, 2004 and the fifty-one weeks ended December 26, 2002

      UATC's Consolidated Statements of Stockholder's Equity and Comprehensive Income for the fifty-two weeks ended December 30, 2004, the fifty-three weeks ended January 1, 2004 and the fifty-one weeks ended December 26, 2002

      UATC's Consolidated Statements of Cash Flows for the fifty-two weeks ended December 30, 2004, the fifty-three weeks ended January 1, 2004 and the fifty-one weeks ended December 26, 2002

      Notes to UATC's Consolidated Financial Statements

  (2)
  Financial Statement Schedules have been omitted because of the absence of conditions under which these are required, or because the information is shown elsewhere in this Form 10-K.

  (3)
  Exhibits: The following exhibits are filed as part of the annual report on Form 10-K.

Exhibit Number	Description
2.1	United Artists Second Amended Joint Plan of Reorganization (filed as exhibit 2 to United Artists Theatre Circuit, Inc.'s Current Report on Form 8-K filed on February 9, 2001 (Commission File No. 033-49598), and incorporated herein by reference)
3.1
Restated Articles of Incorporation of United Artists Theatre Circuit, Inc. (filed as exhibit 3.1 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)
3.2
Bylaws of United Artists Theatre Circuit, Inc. (filed as exhibit 3.2 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)
4.1
Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Northway Associates Limited Partnership, State Street Bank and Trust Company, Susan Keller and MacKay Shields LLC (filed as exhibit 10.2 to United Artists Theatre Circuit, Inc.'s Form 10-Q for the fiscal quarter ended March 29, 2001 (Commission File No. 033-49598), and incorporated herein by reference)
4.2
Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.2 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)

4.3
Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as exhibit 4.3 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)
4.4
Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut, Alan B. Coffey and Fleet National Bank of Connecticut (filed as exhibit 4.4 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)
4.5
Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as exhibit 4.5 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)
4.6
Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists (filed as exhibit 4.6 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)
4.7
Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corporation and United Artists Theatre Circuit, Inc. (filed as exhibit 10.1 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)
10.1
Trademark Agreement as of May 12, 1992 by United Artists Entertainment Company, United Artists Holdings, Inc., United Artists Cable Holdings, Inc., United Artists Theatre Holding Company, on the one hand and United Artists Theatre Circuit, Inc., United Artists Realty Company, UAB, Inc., and UAB II, Inc., on the other hand (filed as exhibit 10.9 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)
10.2
Tax Sharing Agreement, dated as of May 12, 1992, between United Artists Theatre Company and United Artists Theatre Circuit, Inc. (filed as exhibit 10.11 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)
10.3
Management Agreement, dated as of May 27, 2003, between Regal Cinemas, Inc. and United Artists Theatre Circuit, Inc. filed as exhibit 10.3 to United Artists Theatre Circuit, Inc.'s Form 10-K (Commission File No. 033-49598) filed on March 31, 2004, and incorporated herein by reference)
10.4*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Michael L. Campbell (filed as exhibit 10.4 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.5*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Gregory W. Dunn (filed as exhibit 10.7 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

10.6*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Amy E. Miles (filed as exhibit 10.6 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
21.1	Subsidiaries of United Artists Theatre Circuit, Inc.
31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

*
Identifies each management contract or compensatory plan or arrangement.

(b)
The exhibits required to be filed herewith are listed above.

(c)
Not applicable

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED ARTISTS THEATRE CIRCUIT, INC.
March 30, 2005	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell President and Chairman of the Board
March 30, 2005	By:	/s/ AMY E. MILES Amy E. Miles Vice President and Treasurer

        Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. CAMPBELL Michael L. Campbell	President and Chairman of the Board	March 30, 2005
/s/ AMY E. MILES Amy E. Miles	Director, Vice President and Treasurer	March 30, 2005
/s/ GREGORY W. DUNN Gregory W. Dunn	Director and Vice President	March 30, 2005

        Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

        The registrant has not sent to its sole stockholder an annual report to security holders covering the registrant's last fiscal year or any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.

Exhibit Index

Exhibit Number	Description
2.1	United Artists Second Amended Joint Plan of Reorganization (filed as exhibit 2 to United Artists Theatre Circuit, Inc.'s Current Report on Form 8-K filed on February 9, 2001 (Commission File No. 033-49598), and incorporated herein by reference)
3.1
Restated Articles of Incorporation of United Artists Theatre Circuit, Inc. (filed as exhibit 3.1 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)
3.2
Bylaws of United Artists Theatre Circuit, Inc. (filed as exhibit 3.2 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)
4.1
Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Northway Associates Limited Partnership, State Street Bank and Trust Company, Susan Keller and MacKay Shields LLC (filed as exhibit 10.2 to United Artists Theatre Circuit, Inc.'s Form 10-Q for the fiscal quarter ended March 29, 2001 (Commission File No. 033-49598), and incorporated herein by reference)
4.2
Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.2 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)
4.3
Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as exhibit 4.3 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)
4.4
Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut, Alan B. Coffey and Fleet National Bank of Connecticut (filed as exhibit 4.4 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)
4.5
Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as exhibit 4.5 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)
4.6
Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists (filed as exhibit 4.6 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)
4.7
Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corporation and United Artists Theatre Circuit, Inc. (filed as exhibit 10.1 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)

10.1
Trademark Agreement as of May 12, 1992 by United Artists Entertainment Company, United Artists Holdings, Inc., United Artists Cable Holdings, Inc., United Artists Theatre Holding Company, on the one hand and United Artists Theatre Circuit, Inc., United Artists Realty Company, UAB, Inc., and UAB II, Inc., on the other hand (filed as exhibit 10.9 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)
10.2
Tax Sharing Agreement, dated as of May 12, 1992, between United Artists Theatre Company and United Artists Theatre Circuit, Inc. (filed as exhibit 10.11 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)
10.3
Management Agreement, dated as of May 27, 2003, between Regal Cinemas, Inc. and United Artists Theatre Circuit, Inc. filed as exhibit 10.3 to United Artists Theatre Circuit, Inc.'s Form 10-K (Commission File No. 033-49598) filed on March 31, 2004, and incorporated herein by reference)
10.4*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Michael L. Campbell (filed as exhibit 10.4 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.5*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Gregory W. Dunn (filed as exhibit 10.7 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.6*
Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Amy E. Miles (filed as exhibit 10.6 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
21.1	Subsidiaries of United Artists Theatre Circuit, Inc.
31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

*
Identifies each management contract or compensatory plan or arrangement.