Form 10-Q
period 2005-03-31
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2005-05-16
CIK 889570

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        The number of shares outstanding of $1.00 par value common stock at May 16, 2005 was 100 shares.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(Amounts in millions, except share data)

	March 31, 2005	December 30, 2004
Assets
Current assets:
Cash and cash equivalents	$6.1	$35.5
Receivables, net	0.4	0.8
Prepaid expenses, concession inventory and other	8.2	5.3
Deferred income tax asset	0.4	0.7

Total current assets	15.1	42.3
Investments and related receivables	0.2	0.2
Assets held for sale	0.2	0.2
Property and equipment, at cost:
Land	5.7	5.7
Buildings, leasehold improvements and equipment	147.8	147.8

	153.5	153.5
Less accumulated depreciation and amortization	(54.5)	(51.7)

Total property and equipment, net	99.0	101.8
Goodwill	29.5	29.5
Other non-current assets	0.7	0.9

Total assets	$144.7	$174.9

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$16.3	$16.1
Accrued and other liabilities	7.8	10.4
Current portion of long-term debt	0.5	0.5
Deferred revenue	4.7	—

Total current liabilities	29.3	27.0
Other non-current liabilities	3.7	5.5
Long-term debt	4.7	4.9
Deferred income taxes	42.8	43.0

Total liabilities	80.5	80.4
Minority interests in equity of consolidated subsidiaries	2.0	2.0
Stockholder's equity
Preferred stock (5,000,000 authorized shares, no shares issued and outstanding)	—	—
Common stock (1,000 authorized shares; 100 shares issued and outstanding $1.00 par value)	—	—
Additional paid-in capital	97.0	117.7
Retained earnings (deficit)	(2.1)	(2.6)
Related party receivables	(32.7)	(22.6)

Total stockholder's equity	62.2	92.5

Total liabilities and stockholder's equity	$144.7	$174.9

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(Amounts in millions)

	Quarter Ended March 31, 2005	Quarter Ended April 1, 2004
Revenues:
Admissions	$43.7	$47.9
Concessions	16.7	18.1
Other operating revenues	2.1	2.3

Total revenue	62.5	68.3

Operating expenses:
Film rental and advertising costs	21.8	23.3
Cost of concessions	2.4	2.7
Other operating expenses	27.7	31.1
Sale and leaseback rentals	3.8	3.9
General and administrative expenses	1.9	2.1
Depreciation and amortization	3.3	3.4
Net loss (gain) on disposal and impairment of operating assets	0.1	(0.8)
Restructure costs and amortization of deferred stock compensation	0.7	0.7

Total operating expenses	61.7	66.4

Income from operations	0.8	1.9
Other expense:
Interest expense, net	—	(0.2)
Minority interests in earnings of consolidated subsidiaries	—	(1.1)
Other, net	—	(3.4)

	—	(4.7)

Income (loss) before income taxes	0.8	(2.8)
Benefit from (provision for) income taxes	(0.3)	1.3

Net income (loss)	$0.5	$(1.5)

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Amounts in millions)

	Quarter Ended March 31, 2005	Quarter Ended April 1, 2004
Cash flows from operating activities:
Net income (loss)	$0.5	$(1.5)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Effect of leases with escalating minimum annual rentals	0.1	(0.1)
Depreciation and amortization	3.3	3.4
Amortization of deferred stock compensation	0.7	0.7
Net loss (gain) on disposal and impairment of operating assets	0.1	(0.8)
Loss on partnership interest purchase	—	3.4
Minority interests in earnings of consolidated subsidiaries	—	1.1
Deferred income tax expense (benefit)	0.1	(0.4)
Change in operating assets and liabilities (excluding effects of acquisition and dispositions):
Receivables	0.4	0.6
Prepaid expenses, concession inventory and other assets	(2.7)	(2.2)
Accounts payable	0.2	(10.5)
Accrued and other liabilities	0.8	(0.2)

Net cash provided by (used in) operating activities	3.5	(6.5)

Cash flows from investing activities:
Capital expenditures	(0.8)	(2.1)
Proceeds from the disposition of assets, net	—	6.2
Cash used to purchase partnership interest	—	(4.3)

Net cash used in investing activities	(0.8)	(0.2)

Cash flows from financing activities:
Debt repayments	(0.2)	(0.2)
Dividend to Parent	(21.8)	—
Decrease (increase) in related party receivables	(10.1)	0.3
Other, net	—	(0.2)

Net cash used in financing activities	(32.1)	(0.1)

Net decrease in cash and cash equivalents	(29.4)	(6.8)
Cash and cash equivalents:
Beginning of period	35.5	21.8

End of period	$6.1	$15.0

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2005

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

        UATC operates 831 screens in 100 theatres in 19 states as of March 31, 2005. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.

        The Company became a subsidiary of Regal Entertainment Group ("REG" or "Regal") on April 12, 2002 in conjunction with an exchange transaction in which REG, through its wholly owned subsidiary Regal Entertainment Holdings, Inc. ("REH"), also acquired Edwards Theatres, Inc. ("Edwards"), Regal Cinemas Corporation ("Regal Cinemas") and Regal CineMedia Corporation ("Regal CineMedia"). REG is controlled by The Anschutz Corporation and its subsidiaries ("TAC"), which controlled each of us, Edwards, Regal Cinemas, United Artists and RCM prior to REG's acquisition of us and them in the exchange transaction.

        In connection with Regal's acquisition of its subsidiaries, Regal Cinemas, Inc., an indirect subsidiary of Regal, agreed to manage the theatre operations of UATC and its subsidiaries pursuant to a management agreement.

        For a discussion of the series of events leading to the formation of REG and other significant transactions which have occurred through December 30, 2004, please refer to Note 1 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K filed on March 30, 2005 with the Securities and Exchange Commission (File No. 033-49598) for the fiscal year ended December 30, 2004.

        In March 2005 UATC effected a cash dividend of approximately $21.8 million to the Parent.

        The Company has prepared the unaudited condensed consolidated balance sheet as of March 31, 2005 and the unaudited condensed consolidated statements of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 30, 2004 unaudited condensed consolidated balance sheet information is derived from the audited consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the fiscal year ended December 30, 2004 filed with the Securities and Exchange

Commission on March 30, 2005 (File No. 033-49598). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter ended March 31, 2005 are not necessarily indicative of the operating results that may be achieved for the full 2005 fiscal year.

        Net income and total comprehensive income are the same for all periods presented.

        Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

(2)   Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and requires instead that such transactions be accounted for using a fair-value-based method. The Statement is effective for awards granted, modified, or settled in fiscal years beginning after June 15, 2005, for public entities that used the fair-value based method of accounting under the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for recognition or pro forma disclosure purposes. The Company is currently evaluating the impact the Statement may have on its consolidated financial position, cash flows and results of operations.

(3)   Long-Term Debt

        Long-term debt is summarized as follows (amounts in millions):

	March 31, 2005	December 30, 2004
Long-term debt, before current portion(a)	5.2	5.4
Less current portion	(0.5)	(0.5)

Long-term debt	$4.7	$4.9
  (a)
  Long-term debt includes $2.3 million of capital lease obligations and $2.9 million of mortgages collateralized by land and buildings as of March 31, 2005 and $2.4 million of capital lease obligations and $3.0 million of mortgages collateralized by land and buildings as of December 30, 2004.

(4)   Related Party Transactions

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

        Regal Cinemas, Inc. manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the quarter ended March 31, 2005 and the quarter ended April 1, 2004, UATC recorded management fee expenses of approximately $1.9 million and $2.0 million, respectively, related to this agreement. Such fees have been recorded in the accompanying unaudited condensed consolidated statement of operations as a component of "General and Administrative" expenses.

        The Company has an arrangement which provides Regal CineMedia, a subsidiary of REG, the right to sell on-screen advertising and other special events on its screens. Under the terms of the arrangement UATC receives a net fee for the use of its screens. The net fee is recorded in other revenue and totaled $0.2 million and $0.3 million during the quarter ended March 31, 2005 and the quarter ended April 1, 2004, respectively.

        As of March 31, 2005, the Company's related party receivables totaled approximately $32.7 million, which represents an increase of $10.1 million from $22.6 million as of December 30, 2004. The increase in these receivables is primarily attributable to the timing of intercompany cash collections and disbursements, as described above.

        On March 29, 2004 UATC acquired the partnership interest in one of its subsidiaries for $4.3 million, which resulted in a loss of $3.4 million. The loss was recorded in the accompanying unaudited condensed consolidated statement of operations as a component of "Other net."

        In March 2005 UATC effected a cash dividend of approximately $21.8 million to the Parent.

(5)   Sale—Leaseback Transactions

        In December 1995, UATC entered into a sale and leaseback transaction whereby the land and buildings underlying 27 of its operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. The transaction requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. Several of its properties included in the sale and leaseback transaction have been determined by UATC to be economically obsolete for theatre use. As of March 31, 2005, 19 theatres were subject to the sale leaseback transaction. UATC amended the lease on March 7, 2001 to allow UATC to terminate the master lease with respect to the obsolete properties, to allow the owner trustee to sell those properties and pay down the underlying debt (at a discount to par through September 2002 and par thereafter) and to reduce the amount of rent paid by UATC on the lease. Included in the 2001 amendment is a $35.0 million cap on the ability to sell properties. Through March 31, 2005, approximately $26.4 million of this cap has been utilized through theatre sales. Two additional properties are no longer operational. An evaluation of the remaining theatres is performed on an ongoing basis. Approximately $63.3 million in principal amount of pass-through certificates were outstanding as of March 31, 2005.

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

        In connection with UATC's adoption of fresh-start reporting upon its emergence from bankruptcy, the Company assessed the lease payment obligations under the two master lease agreements and concluded that such aggregate obligations provided economically consistent returns on the underlying leased properties as compared with similar leased facilities. As such, the amount of rent currently being paid under the master lease agreement is substantially attributable to the value of the key theatres. Accordingly, the Company has accounted for the total rent paid under these agreements as expense and has included the future annual rental due under the master lease agreement in rent commitments described in Note 9 to the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2004, filed with the Securities Exchange Commission on March 30, 2005 (File No. 033-49598).

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

(6)   Income Taxes

        The provision for (benefit from) income taxes of $0.3 million and ($1.3) million for the quarters ended March 31, 2005 and April 1, 2004 respectively, reflect effective tax rates of approximately 37.5% and 46.4% respectively. The decrease in the effective tax rate during the quarter ended March 31, 2005 was primarily attributable to a nondeductible loss recorded during the quarter ended April 1, 2004 related to the purchase by UATC of a partnership interest in one of its subsidiaries.

        In assessing the valuation of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at March 31, 2005 and December 30, 2004 totaling $28.2 million as management believes it more likely than not that such deferred tax asset amounts would not be realized in future tax periods. The valuation allowance relates to pre-acquisition deferred tax assets of UATC. Accordingly, future reductions in the valuation allowance will reduce goodwill related to the acquisition of UATC.

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

        The ADA requires that theatres be constructed in such a manner that persons with disabilities have full use of the theatre and its facilities and reasonable access to work stations. The ADA provides for a private right of action and reimbursement of plaintiffs' attorneys' fees and expenses under certain circumstances. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, an award of damages to private litigants and additional capital expenditures to remedy such non-compliance. The Parent and several of its subsidiaries and United Artists Theatre Group are subject to a consent decree arising from a lawsuit captioned Connie Arnold et. al. v. United Artists Theatre Circuit, Inc. The plaintiffs alleged nationwide violations with the ADA for failure to remove barriers to access at existing theatres in a timely manner. In 1996, the parties involved in the case entered into a settlement agreement in which UATC agreed to remove physical barriers to access at its theatres prior to July 2001. In January 2001, the settlement agreement was amended to, among other things, extend the completion date for the barrier removal to July 2006 and require minimum expenditures of $250,000 a year for barrier removal. UATC has established a program to review and evaluate UATC theatres and to make any changes that may be required by the ADA. UATC estimates the costs to comply with these requirements will total approximately $2.8 million.

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

The Company

        UATC operates 831 screens in 100 theatres in 19 states as of March 31, 2005. The Company formally operates on a 52-week fiscal year (ending on the first Thursday after December 25 each year) with each quarter generally consisting of 13 weeks, unless otherwise noted.

        The Company generates revenues primarily from admissions and concession sales. Additional revenues are generated by on-screen advertisements, rental of theatres for business meetings, concerts and other events distributed on a live or pre-recorded basis under an arrangement between UATC and Regal CineMedia described in Note 4 to the unaudited condensed consolidated financial statements, electronic video games located adjacent to the lobbies of certain of the Company's theatres and vendor marketing programs. Film rental costs depend on a variety of factors including the prospects of a film, the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film is in exhibition. Because the Company purchases certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

        On March 29, 2004 UATC acquired the partnership interest in one of its subsidiaries for $4.3 million, which resulted in a loss of $3.4 million. The loss was recorded in the accompanying unaudited condensed consolidated statement of operations as a component of "Other net."

        In March 2005 UATC effected a cash dividend of approximately $21.8 million to the Parent.

        For a summary of industry trends relevant to the Company, see "Business-Industry Trends" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our annual report on Form 10-K for the fiscal year ended December 30, 2004 and "Results of Operations" below.

Results of Operations-Quarters Ended March 31, 2005 and April 1, 2004

Overview

        Based on our review of industry sources, national box office revenues were estimated to have been consistent with or increased slightly for the first calendar quarter of 2005 in comparison to the first calendar quarter of 2004. We believe that first quarter 2005 national box office revenues benefited from increased average ticket prices per patron, offset by a decline in national attendance. While the solid performance of certain key films released in the first quarter of 2005 favorably impacted national attendance and contributed to an increase in average concession revenues per patron during the first quarter of 2005, these films did not offset the overall decline in first quarter 2005 national attendance.

        Our total revenue for quarter ended March 31, 2005 ("Q1 2005 Period") was $62.5 million, a 8.5% decrease over total revenue of $68.3 million for the quarter ended April 1, 2004 ("Q1 2004 Period"). The decline in the Company's operating results was attributable to a 10.8% decrease in attendance resulting primarily from the closure of 90 underperforming screens during the twelve month period ended March 31, 2005 and weaker film product exhibited during the Q1 2005 Period. The decline in box office revenues was partially offset by a 2.3% increase in Q1 2005 Period average ticket prices per patron due to increases in ticket prices. During the Q1 2005 Period, we also achieved growth in average concession revenues per patron. The growth in average concession revenues per patron was benefited by price increases and the family-oriented and concession friendly film product exhibited during the Q1 2005 Period.

        Income from operations decreased 57.9% to $0.8 million for the Q1 2005 Period compared to $1.9 million in the Q1 2004 Period. The decline in income from operations was primarily attributable to the decrease in total revenues during the Q1 2005 Period, as described more fully below. The Q1 2005 Period had net income of $0.5 million compared to a net loss of ($1.5) million in the Q1 2004 Period. The increase in net income was primarily attributable to the decrease in minority interest expense during the Q1 2005 Period and the Q1 2004 Period expense related to the purchase of the partnership interest in one of our subsidiaries, as described more fully below.

        The following table sets forth the percentage of total revenues represented by certain items included in the unaudited condensed consolidated statements of operations for the Q1 2005 Period and the Q1 2004 Period:

	Q1 2005 Period	Q1 2004 Period
Revenues:
Admissions	69.9%	70.1%
Concessions	26.7	26.5
Other operating revenues	3.4	3.4

Total revenues	100.0	100.0
Operating expenses:
Film rental and advertising costs	34.9	34.1
Cost of concessions	3.8	4.0
Other operating expenses	44.3	45.5
Sale and leaseback rentals	6.1	5.7
General and administrative expenses	3.0	3.1
Depreciation and amortization	5.3	5.0
Net loss (gain) on disposal and impairment of operating assets	0.2	(1.2)
Restructure costs and amortization of deferred stock compensation	1.1	1.0

Total operating expenses	98.7	97.2

Income from operations	1.3%	2.8%

Total Revenues

        The following table summarizes revenues and revenue-related data for the Q1 2005 Period and the Q1 2004 Period (in millions, except averages):

	Q1 2005 Period	Q1 2004 Period
Admissions	$43.7	$47.9
Concessions	16.7	18.1
Other operating revenues	2.1	2.3

Total revenues	$62.5	$68.3

Attendance	6.6	7.4
Average ticket price	$6.62	$6.47
Average concessions per patron	$2.53	$2.45

Q1 2005 Period Compared to Q1 2004 Period

Admissions

        Total admissions revenues decreased $4.2 million, or 8.8%, to $43.7 million, for the Q1 2005 Period from $47.9 million for the Q1 2004 Period. The decrease in admissions revenues during the Q1 2005 Period compared to the Q1 2004 Period was primarily attributable to a 10.8% decrease in attendance resulting primarily from the closure of 90 underperforming screens during the twelve month period ended March 31, 2005 and weaker film product exhibited during the Q1 2005 Period. The decline in admissions revenue was partially offset by a 2.3% increase in Q1 2005 Period average ticket prices per patron due to increases in ticket prices.

Concessions

        Total concessions revenues decreased $1.4 million, or 7.7%, to $16.7 million for the Q1 2005 Period from $18.1 million for the Q1 2004 Period. The decrease in concessions revenues during the Q1 2005 Period compared to the Q1 2004 Period was primarily due to the 10.8% decrease in attendance, partially offset by a 3.3% increase in average concessions per patron. The net increase in Q1 2005 Period concessions per patron is primarily attributable to price increases and a favorable film product mix in the Q1 2005 Period.

Other Operating Revenues

        Total other operating revenues decreased $0.2 million or 8.7%, to $2.1 million for the Q1 2005 Period, from $2.3 million for the Q1 2004 Period. Included in other operating revenues are on-screen advertising revenues, business meetings and concert revenues generated by Regal CineMedia under an arrangement between UATC and Regal CineMedia described in Note 4 to the unaudited condensed consolidated financial statements. Also included in other operating revenues are marketing revenues from certain of the Company's vendor marketing programs and game revenues. The decrease in other operating revenues during the Q1 2005 Period was primarily from the closure of 90 underperforming screens during the twelve month period ended March 31, 2005, partially offset by increases in revenues from vendor marketing programs.

Operating Expenses

        The following table summarizes theatre operating expenses for the Q1 2005 Period and the Q1 2004 Period (dollars in millions):

	Q1 2005 Period		Q1 2004 Period
	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	21.8	49.9	23.3	48.6
Cost of concessions(2)	2.4	14.4	2.7	14.9
Other theatre operating expenses(3)	27.7	44.3	31.1	45.5
Sale and leaseback rentals(3)	3.8	6.1	3.9	5.7
General and Administrative expenses(3)	1.9	3.0	2.1	3.1

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

        Film rental and advertising costs decreased $1.5 million, or 6.4%, to $21.8 million for the Q1 2005 Period, from $23.3 million for the Q1 2004 Period. Film rental and advertising costs as a percentage of admissions revenue increased to 49.9% for the Q1 2005 Period as compared to 48.6% for the Q1 2004 Period. The increase in film rental and advertising costs during the Q1 2005 Period as a percentage of box office revenues during the Q1 2005 Period is a result of film product mix.

Cost of Concessions

        Cost of concessions decreased $0.3 million, or 11.1%, to $2.4 million for the Q1 2005 Period from $2.7 million for the Q1 2004 Period. Cost of concessions as a percentage of concessions revenues decreased to 14.4% for the Q1 2005 Period as compared to 14.9% for the Q1 2004 Period. The decrease in the costs of concessions in the Q1 2005 Period was primarily attributable to the closure of 90 underperforming screens during the twelve month period ended March 31, 2005.

Other Theatre Operating Expenses

        Other theatre operating expenses decreased $3.4 million, or 10.9%, to $27.7 million for the Q1 2005 Period from $31.1 million for the Q1 2004 Period. Other theatre operating expenses as a percentage of total revenues decreased to 44.3% for the Q1 2005 Period from 45.5% for the Q1 2004 Period. The decrease in other theatre operating expenses and other theatre operating expenses as a percentage of total revenues in the Q1 2005 Period was primarily attributable to the closure of 90 underperforming screens during the twelve month period ended March 31, 2005 and decreases in certain non-rent occupancy costs and certain other operating costs.

Sale and Leaseback Rentals

        Sale and leaseback expenses decreased $0.1 million, or 2.6%, to $3.8 million for the Q1 2005 Period from $3.9 million for the Q1 2004 Period. The decrease in sale and leaseback expenses in the Q1 2005 Period was due to the sale of certain underperforming properties during the preceding twelve-month period ended March 31, 2005.

General and Administrative Expenses

        General and administrative expenses decreased $0.2 million, or 9.5%, to $1.9 million for the Q1 2005 Period, from $2.1 million for the Q1 2004 Period. As a percentage of total revenues, general and administrative expenses were approximately 3.0% for the Q1 2005 Period and 3.1% for the Q1 2004 Period. Included in general and administrative expenses are management fees associated with the management agreement between Regal Cinemas, Inc. and UATC under which Regal Cinemas, Inc. manages the theatre operations of UATC. The decrease in general and administrative expenses during the Q1 2005 Period was primarily due to the reduction in management fee costs incurred during the Q1 2005 Period resulting from the decrease in total revenues resulting from the closure of 90 underperforming screens during the twelve month period ended March 31, 2005.

Depreciation and Amortization

        Depreciation and amortization expense decreased $0.1 million, or 2.9%, to $3.3 million for the Q1 2005 Period, from $3.4 million for the Q1 2004 Period. The decrease in depreciation and amortization expense during the Q1 2005 Period was primarily due to the closure of 90 underperforming screens during the twelve month period ended March 31, 2005.

Income from Operations

        Income from operations decreased $1.1 million, or 57.9% to $0.8 million for the Q1 2005 Period, from $1.9 million for the Q1 2004 Period. Income from operations as a percentage of total revenues decreased to 1.3% for the Q1 2005 Period from 2.8% for the Q1 2004 Period. The decrease in income from operations during the Q1 2005 Period was primarily attributable to the closure of 90 underperforming screens during the twelve month period ended March 31, 2005, resulting in an 8.5% decrease in total revenues for the Q1 2005 Period and a net loss on the disposal and impairment of operating assets of $0.1 million during the Q1 2005 Period compared to a net (gain) on the disposal and impairment of operating assets of ($0.8) million during the Q1 2004 Period, partially offset by 7.1% decrease in total operating expenses for the Q1 2005 Period.

Interest Expense, net

        Net interest expense decreased $0.2 million, or 100.0%, to less than $0.1 million for the Q1 2005 Period from $0.2 million for the Q1 2004 Period.

Income Taxes

        A provision for (benefit from) income taxes increased $1.6 million to $0.3 million for the Q1 2005 Period, from ($1.3) million for the Q1 2004 Period. Accordingly the effective tax rate was 37.5% and 46.4% for the Q1 2005 Period and the Q1 2004 Period, respectively. The decrease in the effective tax rate during the Q1 2005 Period was primarily attributable to a nondeductible loss recorded during the Q1 2004 Period related to the purchase by UATC of a partnership interest in one of its subsidiaries.

Net Income (Loss)

        Net income (loss) increased $2.0 million to $0.5 million for the Q1 2005 Period, from ($1.5) million for the Q1 2004 Period. The increase in net income for the Q1 2005 Period was primarily attributable to the decrease in interest expense, decrease in minority interests expense and the Q1 2004 Period expense related to the purchase of the partnership interest in one of our subsidiaries, partially offset by the decrease in income from operations and increase in the provision for income taxes during the Q1 2005 Period.

Cash Flows

        The following table summarizes certain cash flow data for the Q1 2005 and Q1 2004 Periods (in millions):

	Q1 2005 Period	Q1 2004 Period
Net cash provided by (used in) operating activities	$3.5	$(6.5)
Net cash used in investing activities	(0.8)	(0.2)
Net cash used in financing activities	(32.1)	(0.1)

Net decrease in cash and cash equivalents	$(29.4)	$(6.8)

  Q1 2005 Period Compared to Q1 2004 Period

        Cash flows provided by operating activities were approximately $3.5 million for the Q1 2005 Period compared to cash flows used in operating activities of approximately $6.5 million for the Q1 2004 Period. The $10.0 million net increase in net cash provided by operating activities was attributable to a $2.0 million increase in net income along with an increase of $11.0 million in the changes in operating assets and liabilities, partially offset by a $3.0 million net decrease in adjustments to reconcile net income to cash provided by operating activities. Such adjustments included a decrease in minority interest expense and a non-recurring loss of $3.4 million related to the purchase of the partnership interests in one of the Company's subsidiaries during the Q1 2004 Period. The net increase in the changes in operating assets and liabilities was primarily related to the timing of certain vendor payments and decreases in trade and other receivables, partially offset by an increase in prepaid expenses.

        Cash flows used in investing activities were approximately $0.8 million for the Q1 2005 Period compared to cash flows used in investing activities of approximately $0.2 million for the Q1 2004 Period. The $0.6 million net increase in cash flows used in investing activities was attributable to a $6.2 million decrease in proceeds from the disposition of assets during the Q1 2005 Period as compared to the Q1 2004 Period, partially offset by a $1.3 million decrease in capital expenditures during the Q1 2005 Period and $4.3 million used to purchase the partnership interest in one of the Company's subsidiaries during the Q1 2004 Period.

        Cash flows used in financing activities were approximately $32.1 million for the Q1 2005 Period compared to cash flows used in financing activities of approximately $0.1 million for the Q1 2004 Period. The $32.0 million net increase in cash flows used in financing activities was primarily attributable to the $21.8 million dividend to the Parent during the Q1 2005 Period and the net increase in the related party receivable of $10.4 million during the Q1 2005 Period as compared to the Q1 2004 Period, described in Note 4.

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

        The Company funds the cost of its capital expenditures through internally generated cash flows and cash on hand. The Company's capital requirements have historically arisen principally in connection with new theatre openings, adding new screens to existing theatres, upgrading the

Company's theatre facilities and replacing equipment. The Company currently expects capital expenditures for theatre expansion, upgrading, maintenance and replacements to be in the range of $5.0 million to $10.0 million in fiscal 2005. During the Q1 2005 Period, the Company invested an aggregate of approximately $0.8 million in capital expenditures.

Contractual Cash Obligations and Commitments

        For a summary of our contractual cash obligations and commitments as of December 30, 2004, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments" contained in our annual report on Form 10-K for the fiscal year ended December 30, 2004. As of March 31, 2005, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments. We believe that the amount of cash and cash equivalents on hand and cash flow expected from operations will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

Critical Accounting Estimates

        For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" contained in our annual report on Form 10-K for the fiscal year ended December 30, 2004. As of March 31, 2005, there were no significant changes in our critical accounting policies or estimation procedures.

Recent Accounting Pronouncements

        For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Note 2 to the accompanying unaudited condensed consolidated financial statements, which information is incorporated herein by reference.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        UATC's market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. As of March 31, 2005 the Company maintained no debt obligations bearing floating interest rates.

Item 4. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange

Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2005, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2005, our disclosure controls and procedures were effective.

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

UNITED ARTISTS THEATRE CIRCUIT, INC.
Date: May 16, 2005	By:	/s/ MICHAEL L. CAMPBELL Michael L. Campbell President and Chairman of the Board
Date: May 16, 2005	By:	/s/ AMY E. MILES Amy E. Miles Vice President and Treasurer

UNITED ARTISTS THEATRE CIRCUIT, INC.
Exhibit Index

Exhibit No.	Exhibit Description
31.1	Rule 13(a)-14(a) Certification of Principal executive officer
31.2	Rule 13(a)-14(a) Certification of Principal financial officer

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES Unaudited Condensed Consolidated Balance Sheets (Amounts in millions, except share data)
UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Operations (Amounts in millions)
UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Cash Flows (Amounts in millions)
UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements March 31, 2005
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 1. LEGAL PROCEEDINGS
  Item 6. EXHIBITS
SIGNATURES
UNITED ARTISTS THEATRE CIRCUIT, INC. Exhibit Index