Form 10-Q
period 2005-09-29
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2005-11-14
CIK 889570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2005

Commission file number: 033-49598

UNITED ARTISTS THEATRE CIRCUIT, INC.
(Exact name of registrant as Specified in its Charter)

Maryland	13-1424080
(State or Other Jurisdiction of	(Internal Revenue Service Employer
Incorporation or Organization)	Identification Number)

7132 Regal Lane
Knoxville, TN	37918
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

The number of shares outstanding of $1.00 par value common stock at November 14, 2005 was 100 shares.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(Amounts in millions, except share data)

	September 29, 2005	December 30, 2004
Assets
Current assets:
Cash and cash equivalents	$22.7	$35.5
Receivables, net	0.3	0.8
Prepaid expenses, concession inventory and other	7.4	5.3
Deferred income tax asset	0.4	0.7

Total current assets	30.8	42.3

Investments and related receivables	0.2	0.2
Assets held for sale	—	0.2
Property and equipment:
Land	3.5	5.7
Buildings, leasehold improvements and equipment	138.0	147.8

	141.5	153.5
Less accumulated depreciation and amortization	(56.3)	(51.7)

Total property and equipment, net	85.2	101.8
Goodwill	29.5	29.5
Other non-current assets	0.5	0.9

Total assets	$146.2	$174.9

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$11.4	$16.1
Accrued and other liabilities	7.6	10.4
Current portion of long-term debt	0.1	0.5
Deferred revenue	2.1	—

Total current liabilities	21.2	27.0
Other non-current liabilities	3.6	5.5
Long-term debt	2.2	4.9
Deferred income taxes	40.4	43.0

Total liabilities	67.4	80.4
Minority interest	1.9	2.0

Stockholder’s equity
Preferred stock, $1.00 par value; 500,000 authorized shares, no shares issued and outstanding	—	—
Common stock, $1.00 par value; 1,000 authorized shares, 100 shares issued and outstanding at September 29, 2005 and December 30, 2004, respectively	—	—
Additional paid-in capital	101.1	117.7
Accumulated deficit	(1.3)	(2.6)
Related party receivables	(22.9)	(22.6)

Total stockholder’s equity	76.9	92.5

Total liabilities and stockholder’s equity	$146.2	$174.9

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(Amounts in millions)

	Quarter Ended September 29, 2005	Quarter Ended September 30, 2004	Three Quarters Ended September 29, 2005	Three Quarters Ended September 30, 2004
Revenues:
Admissions	$43.7	$51.8	$131.8	$156.2
Concessions	17.1	19.7	51.9	60.9
Other operating revenues	2.3	2.5	6.8	7.5

Total revenues	63.1	74.0	190.5	224.6

Operating expenses:
Film rental and advertising costs	22.4	27.0	68.0	80.3
Cost of concessions	2.4	3.0	7.6	9.1
Other operating expenses	28.0	31.5	83.8	93.9
Sale and leaseback rentals	3.8	3.7	11.3	11.6
General and administrative expenses	1.9	2.2	5.7	6.8
Depreciation and amortization	3.3	3.4	10.1	10.3
Net loss (gain) on disposal and impairment of operating assets	(0.8)	0.9	(0.1)	0.2
Restructuring costs and amortization of deferred stock compensation	0.6	0.8	1.8	2.2

Total operating expenses	61.6	72.5	188.2	214.4

Income from operations	1.5	1.5	2.3	10.2

Other (expense) income:
Interest expense, net	0.1	(0.1)	0.1	(0.4)
Minority interest in earnings of consolidated subsidiaries	—	—	0.2	(0.9)
Other, net	—	(0.1)	—	(6.5)

Total other (expense) income, net	0.1	(0.2)	0.3	(7.8)

Income before income taxes	1.6	1.3	2.6	2.4
Provision for income taxes	(0.9)	(0.8)	(1.3)	(1.4)

Net income	$0.7	$0.5	$1.3	$1.0

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Amounts in millions)

	Three Quarters Ended September 29, 2005	Three Quarters Ended September 30, 2004
Cash flows from operating activities:
Net income	$1.3	$1.0
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Effect of leases with escalating minimum annual rentals	0.2	(0.1)
Depreciation and amortization	10.1	10.3
Net loss (gain) on disposal and impairment of operating assets	(0.1)	0.2
Amortization of deferred stock compensation	1.7	2.1
Gain on sale of LLC interest	—	(0.9)
Loss on partnership interest purchase	—	7.4
Minority interests in earnings of consolidated subsidiaries	(0.2)	0.9
Deferred income tax expense	0.5	0.1
Change in operating assets and liabilities (excluding effects of acquisition and dispositions):
Receivables	0.5	0.7
Prepaid expenses, concession inventory and other assets	(1.7)	(3.6)
Accounts payable	(4.7)	(10.5)
Accrued and other liabilities	(2.4)	(3.5)

Net cash provided by operating activities	5.2	4.1

Cash flows from investing activities:
Capital expenditures	(3.5)	(7.1)
Proceeds from the disposition of fixed assets, net	10.7	10.3
Cash used to purchase partnership interest	—	(9.9)
Proceeds from the disposition of partnership interest	—	2.8

Net cash provided by (used in) investing activities	7.2	(3.9)

Cash flows from financing activities:
Debt repayments	(0.4)	(0.4)
Payment of mortgage	(2.7)	—
Decrease (increase) in related party receivables	(0.3)	11.4
Dividend to Parent	(21.8)	—
Other, net	—	(0.2)

Net cash provided by (used in) financing activities	(25.2)	10.8

Net increase (decrease) in cash and cash equivalents	(12.8)	11.0
Cash and cash equivalents:
Beginning of period	35.5	21.8

End of period	$22.7	$32.8

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 29, 2005

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

        The accompanying condensed consolidated financial statements include the accounts of the Company and those of all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        UATC operates 774 screens in 93 theatres in 19 states as of September 29, 2005. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.

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

        On August 17, 2005, REH transfered the stock of United Artists to RCI.  As a result, United Artists and its subsidiaries became subsidiaries of RCI.

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

        In March 2005, UATC effected a cash dividend of approximately $21.8 million to the Parent. The dividend was recorded as a reduction of additional paid-in capital upon declaration.

        The Company has prepared the unaudited condensed consolidated balance sheet as of September 29, 2005 and the unaudited condensed consolidated statements of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 30, 2004 unaudited condensed consolidated balance sheet information is derived from the audited consolidated financial statements of the Company included in the Company’s annual report on Form 10-K for the fiscal year ended December 30,

2004.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter and three quarters ended September 29, 2005 are not necessarily indicative of the operating results that may be achieved for the full 2005 fiscal year.

        Net income and total comprehensive income are the same for all periods presented.

        Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

(2) Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The foregoing statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. The statement is effective for awards granted, modified, or settled in fiscal years beginning after June 15, 2005, for public entities that used the fair-value based method of accounting under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for recognition or pro forma disclosure purposes. The Company is currently evaluating the impact the statement may have on its consolidated financial position, cash flows and results of operations.

 (3) Long-Term Debt

        Long-term debt is summarized as follows (in millions):

	September 29, 2005	December 30, 2004
Long-term debt, before current portion(a)	$2.3	$5.4
Less current portion	(0.1)	(0.5)

Long-term debt	$2.2	$4.9

(a)                                Long-term debt includes $2.3 million of capital lease obligations as of September 29, 2005 and $2.4 million of capital lease obligations and $3.0 million of mortgages collateralized by land and buildings as of December 30, 2004.

        In September 2005, UATC repaid the $2.7 million mortgage collateralized by land and a building resulting from the sale of a theatre property located in Staten Island, NY.

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

        RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the quarter ended September 29, 2005 and September 30, 2004, UATC recorded management fee expenses of approximately $1.9 million and $2.2 million, respectively, related to this agreement.  During the three quarters ended September 29, 2005 and September 30, 2004, UATC recorded management fee expenses of approximately $5.7 million and $6.6 million, respectively, related to this agreement.  Such fees have been recorded in the accompanying unaudited condensed consolidated statement of operations as a component of “General and Administrative” expenses.

        Pursuant to the Company’s management agreement with RCI, RCI provides all on screen and lobby advertising and event services to UATC.  UATC receives a net fee for the use of its theatres for such advertising and event services that is recorded in other revenue and totaled $0.4 million and $0.5 million during the quarters ended September 29, 2005 and September 30, 2004, respectively.  During the three quarters ended September 29, 2005 and September 30, 2004, UATC recorded a net fee of $1.0 million and $1.3 million, respectively.

        As of September 29, 2005, the Company’s related party receivables totaled approximately $22.9 million, which represents an increase of $0.3 million from $22.6 million as of December 30, 2004.  The increase in these receivables is primarily attributable to the timing of intercompany cash collections and disbursements, as described above.

        During the three quarters ended September 30, 2004, UATC acquired the remaining partnership interest of the two partners in one of its subsidiaries for an aggregate purchase price of $9.9 million, which resulted in a loss of $7.4 million.  The loss was recorded in the accompanying unaudited condensed consolidated statement of operations as a component of “Other, net.”

        During the three quarters ended September 30, 2004, UATC sold its interest in a limited liability company for $2.8 million, which resulted in a gain of $0.9 million.  The gain was recorded in the accompanying unaudited condensed consolidated statement of operations as a component of “Other, net.”

        In March 2005, UATC effected a cash dividend of approximately $21.8 million to the Parent. The dividend was recorded as a reduction of additional paid-in capital upon declaration.

(5) Sale—Leaseback Transactions

        In December 1995, UATC entered into a sale and leaseback transaction whereby the land and buildings underlying 27 of its operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. The transaction requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. UATC amended the lease on March 7, 2001 to allow UATC to terminate the master lease with respect to the obsolete properties, to allow the owner trustee to sell those properties and pay down the underlying debt (at a discount to par through September 2002 and par thereafter) and to reduce the amount of rent paid by UATC on the lease. Included in the 2001 amendment is a $35.0 million cap on the ability to sell properties. Through September 29, 2005, approximately $28.2 million of this cap has been utilized through theatre sales.  Several of UATC’s properties included in the sale and leaseback transaction have been determined by UATC to be economically obsolete for theatre use. As of September 29, 2005, 17 theatres were subject to the sale leaseback transaction. One property is no longer operational. An evaluation of the remaining theatres is performed on an ongoing basis. Approximately $59.8 million in principal amount of pass-through certificates were outstanding as of September 29, 2005.  On October 11, 2005, UATC entered into a purchase and sale agreement with Boardwalk Ventures, LLC (“Boardwalk”) to sell a total of 5 theatres and 37 screens in Mississippi and Louisiana for cash in the amount of $5.5 million. One of these theatres is subject to the sale leaseback transaction.  Consummation of the disposition is subject to customary closing conditions and is expected to be completed in the fourth quarter of 2005.

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

        In connection with UATC’s adoption of fresh-start reporting upon its emergence from bankruptcy, the Company assessed the lease payment obligations under the two master lease agreements and concluded that such aggregate obligations provided economically consistent returns on the underlying leased properties as compared with similar leased facilities.  As such, the amount of rent currently being paid under the two master lease agreements is substantially attributable to the value of the key theatres.  Accordingly, the Company has accounted for the total rent paid under these agreements as expense and has included the future annual rental due under the master lease agreement in rent commitments described in Note 9 to the consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended December 30, 2004, filed with the Securities Exchange Commission on March 30, 2005 (File No. 033-49598).

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

(6) Income Taxes

     The provision for income taxes of $0.9 million and $0.8 million for the quarter ended September 29, 2005 and September 30, 2004, respectively, reflect effective tax rates of approximately 56.3% and 61.5%, respectively.  The provision for income taxes of $1.3 million and $1.4 million for the three quarters ended September 29, 2005 and September 30, 2004, respectively, reflect effective tax rates of approximately 50.0% and 58.3%, respectively.  The effective tax rate differs from the statutory tax rate as a result of certain nondeductible expenses incurred during such periods.  The decrease in the effective tax rate during the quarter and the three quarters ended September 29, 2005, was primarily attributable to a decrease in certain nondeductible items.

        In assessing the valuation of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at September 29, 2005 and December 30, 2004 totaling $28.2 million as management believes it is more likely than not that such deferred tax asset amounts would not be realized in future tax periods. The valuation allowance relates to pre-acquisition deferred tax assets of UATC. Accordingly, future reductions in the valuation allowance will reduce goodwill related to the acquisition of UATC.

      In June 2005, REG, the parent company of the consolidated tax group which includes activity of the Company, was notified that the Internal Revenue Service (the “IRS”) would examine its 2002 and 2003 federal income tax returns.  During October 2005, the IRS completed its examination of REG’s federal tax returns for such years.  Also during October 2005, REG and the IRS agreed to certain adjustments to the

2002 and 2003 federal tax returns.  Such adjustments did not have a material impact on the Company’s provision for income taxes.

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

        The Americans with Disabilities Act of 1990 (the “ADA”) and certain state statutes, among other things, require that places of public accommodation, including theatres (both existing and newly constructed), be accessible to the disabled. With respect to access to theatres, the ADA may require modifications be made to existing theatres, if readily achievable, to make them accessible to certain theatre patrons and employees who are disabled.

        The ADA also requires that theatres be constructed in such a manner to enable persons with disabilities full use of the theatre, and its facilities, and reasonable access to work stations.  The ADA provides for a private right of action and reimbursement of plaintiffs’ attorneys’ fees and expenses under certain circumstances. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, award of damages to private litigants and additional capital expenditures to remedy such non-compliance.  The Parent and several of its subsidiaries and United Artists Theatre Group are subject to a consent decree arising from a lawsuit captioned Connie Arnold et. al. v. United Artists Theatre Circuit, Inc.  The plaintiffs alleged nationwide violations of the ADA for failure to remove barriers to access at existing theatres in a timely manner.  In 1996, the parties involved in the case entered into a settlement agreement in which UATC agreed to remove physical barriers to access at its theatres prior to July 2001.  In January 2001, the settlement agreement was amended to, among other things, extend the completion date for the barrier removal to July 2006 and requires minimum expenditures of $250,000 a year for barrier removal.  UATC has established a program to review and evaluate UATC theatres and to make any changes that may be required by the ADA. UATC estimates the remaining costs to comply with these requirements will total approximately $1.0 million.

        On March 18, 2003, Reading International, Inc., Citadel Cinemas, Inc. and Sutton Hill Capital, LLC (each a “Plaintiff” and collectively, the “Plaintiffs”) filed a complaint and demand for jury trial in the United States District Court for the Southern District of New York against Oaktree Capital Management LLC, Onex Corporation (“Loews”), Regal, United Artists, UATC, Loews Cineplex Entertainment Corporation, Columbia Pictures Industries, Inc., The Walt Disney Company, Universal Studios, Inc., Paramount Pictures Corporation, Metro-Goldwyn-Mayer Distribution Company, Fox Entertainment Group, Inc., Dreamworks LLC, Stephen Kaplan and Bruce Karsh (collectively, the “Defendants”) alleging various violations by the Defendants of federal and state antitrust laws and New York common law.  The Plaintiffs allege, among other things, that the consolidation of the theatre industry and alleged agreements between and among Regal, movie distributors, and Loews, have adversely impacted their ability to exhibit first-run industry-anticipated top-grossing commercial films at their Village East theatre in Lower Manhattan, and are seeking, among other things, a declaration that the Defendants’ conduct is in violation of antitrust laws, damages, and equitable relief enjoining Defendants from engaging in future anticompetitive conduct.  On December 10, 2003, the court granted Defendant’s motion to dismiss in part, thereby dismissing several of Plaintiffs’ claims and dismissing Sutton Hill as a Plaintiff.  On December 24, 2003, Plaintiffs amended their complaint to add Village East Limited Partnership as a Plaintiff.  Management believes that the remaining allegations and claims are without merit and intends to vigorously defend against the Plaintiffs’ claims. On July 29, 2005, Regal filed a motion for summary judgment as to all counts asserted against it and its subsidiaries.  The motion will most likely be decided in the first half of 2006.

        From time to time, we receive letters from private and public attorneys, in states where we operate theatres, regarding investigation into the accessibility of our theatres to persons with visual or hearing impairments.  We believe we provide the members of the visually and hearing impaired communities with reasonable access to the movie-going experience and, accordingly, we believe we are in substantial compliance with all applicable regulations.

        We believe that we are in substantial compliance with all applicable regulations relating to accommodations for the disabled. We intend to comply with future regulations in that regard and, except as set forth above, we do not currently anticipate that compliance will require us to expend substantial funds.  Our theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation requirements.  We believe that we are in substantial compliance with all of such laws.

 (8) Subsequent Events

        As further discussed in Note 6—“Income Taxes,” during October 2005, the IRS completed its examination of the REG’s federal tax returns for its 2002 and 2003 tax years.  As a result of the examination, REG and the IRS agreed to certain adjustments to the 2002 and 2003 federal tax returns.  Such adjustments did not have a material impact on the Company’s provision for income taxes.

        On October 11, 2005, UATC entered into a purchase and sale agreement with Boardwalk Ventures, LLC (“Boardwalk”) to sell a total of 5 theatres and 37 screens in Mississippi and Louisiana for cash in the amount of approximately $5.5 million.  Pursuant to the purchase and sale agreement, Boardwalk was also granted a purchase option and right of first refusal for a one year period after the closing with respect to 5 additional theatres and 28 screens in Mississippi and Louisiana.  The purchase option price for such theatres is $4.9 million in cash.  Consummation of the disposition is subject to customary closing conditions and is expected to be completed later in the fourth quarter of 2005.

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

The Company

        UATC operates 774 screens in 93 theatres in 19 states as of September 29, 2005. The Company formally operates on a 52-week fiscal year (ending on the first Thursday after December 25 each year) with each quarter generally consisting of 13 weeks, unless otherwise noted.

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

        On August 17, 2005, REH transfered the stock of United Artists to RCI.  As a result, United Artists and its subsidiaries became subsidiaries of RCI.

        For a summary of industry trends relevant to the Company, see “Business-Industry Trends” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our annual report on Form 10-K for the fiscal year ended December 30, 2004 and “Results of Operations” below.

Results of Operations-Quarters and Three Quarters Ended September 29, 2005 and September 30, 2004

Overview

        Based on our review of industry sources, national box office revenues were estimated to have declined three to five percent for the third calendar quarter of 2005 in comparison to the third calendar quarter of 2004. While we believe that the third quarter 2005 national box office revenues benefited from increased average ticket prices per patron and the solid performance of a few select key films, these factors could not offset the overall decline in the third quarter 2005 national attendance and box office revenues. We believe that the lack of commercially appealing films in general resulted in the lackluster third quarter 2005 box office results.

        Our total revenue for quarter ended September 29, 2005 (“Q3 2005 Period”) was $63.1 million, a 14.7% decrease from total revenue of $74.0 million for the quarter ended September 30, 2004 (“Q3 2004 Period”).  The decline in the Company’s operating results was attributable to a 20.3% decrease in attendance resulting primarily from the closure of 105 underperforming screens during the twelve month period ended September 29, 2005 and weaker film product exhibited during the Q3 2005 Period.  The decline in box office revenues was partially offset by a 5.8% increase in Q3 2005 Period average ticket prices per patron.  During the Q3 2005 Period, we also achieved growth of 8.8% in average concession revenues per patron. The growth in average concession revenues per patron was attributable to changes in our product mix and to a lesser extent, the family-oriented and concession-friendly film product exhibited during the Q3 2005 Period.   Income from operations was $1.5 million for both the Q3 2005 Period and the Q3 2004 Period.  The Q3 2005 Period income from operations was negatively impacted by the decrease in total revenues during the Q3 2005 Period offset by the decrease in operating expenses and the net gain on the disposal of operating assets during the Q3 2005 Period, as described more fully below. The Q3 2005 Period net income increased $0.2 million to $0.7 million compared to net income of $0.5 million in the Q3 2004 Period.  The increase in net income was primarily attributable to the decrease in interest expense, partially offset by an increase in the provision for income taxes during the Q3 2005 Period, as described more fully below.

        Our total revenue for the three quarters ended September 29, 2005 (“Fiscal 2005 Period”) was $190.5 million, a 15.2% decrease from total revenue of $224.6 million for the three quarters ended September 30, 2004 (“Fiscal 2004 Period”).  The decline in the Company’s operating results was attributable to a 20.0% decrease in attendance resulting primarily from the closure of 105 underperforming screens during the twelve month period ended September 29, 2005 and weaker film product exhibited during the Fiscal 2005 Period.  The decline in box office revenues was partially offset by a 5.4% increase in the Fiscal 2005 Period average ticket price per patron.  During the Fiscal 2005 Period, we also achieved growth of 6.3% in average concession revenues per patron.  The growth in average concession revenues per patron was attributable to changes in our product mix and the family-oriented and concession-friendly film product exhibited during the Fiscal 2005 Period.  Income from operations decreased 77.5% to $2.3 million for the Fiscal 2005 Period compared to $10.2 million in the Fiscal 2004 Period.  The decline in income from operations was primarily attributable to the decrease in total revenues during the Fiscal 2005 Period, as described more fully below.  Net income increased $0.3 million to $1.3 million for the Fiscal 2005 Period compared to $1.0 million in the Fiscal 2004 Period.  The increase in net income was primarily attributable to the decrease in interest expense and in minority interest expense during the Fiscal 2005 Period and the Fiscal 2004 Period expense related to the purchase of the remaining partnership interest of the two partners in one of our subsidiaries, as described more fully below.

        The following table sets forth the percentage of total revenues represented by certain items included in the unaudited condensed consolidated statements of operations for the Q3 2005 Period, the Q3 2004 Period, the Fiscal 2005 Period and the Fiscal 2004 Period:

	Q3 2005 Period	Q3 2004 Period	Fiscal 2005 Period	Fiscal 2004 Period
Revenues:
Admissions	69.3%	70.1%	69.2%	69.5%
Concessions	27.1	26.6	27.2	27.1
Other operating revenues	3.6	3.3	3.6	3.4

Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	35.5	36.5	35.7	35.7
Cost of concessions	3.8	4.0	4.0	4.1
Other theatre operating expenses	44.4	42.6	44.0	41.8
Sale and leaseback rentals	6.0	5.0	5.9	5.2
General and administrative expenses	3.0	3.0	3.0	3.0
Depreciation and amortization	5.2	4.6	5.3	4.6
Loss on disposal and impairments of operating assets	(1.3)	1.2	—	0.1
Restructure costs and amortization of deferred stock compensation	1.0	1.1	0.9	1.0

Total operating expenses	97.6	98.0	98.8	95.5

Income from operations	2.4%	2.0%	1.2%	4.5%

Total Revenues

        The following table summarizes revenues and revenue-related data for the Q3 2005 Period, the Q3 2004 Period, the Fiscal 2005 Period and the Fiscal 2004 Period (in millions, except averages):

	Q3 2005 Period	Q3 2004Period	Fiscal 2005 Period	Fiscal 2004 Period
Admissions	$43.7	$51.8	$131.8	$156.2
Concessions	17.1	19.7	51.9	60.9
Other operating revenues	2.3	2.5	6.8	7.5

Total revenues	$63.1	$74.0	$190.5	$224.6

Attendance	6.3	7.9	19.2	24.0
Average ticket price	$6.94	$6.56	$6.86	$6.51
Average concessions per patron	$2.71	$2.49	$2.70	$2.54

Q3 2005 Period Compared to Q3 2004 Period and the Fiscal 2005 Period Compared to the Fiscal 2004 Period

Admissions

        Total admissions revenues decreased $8.1 million, or 15.6%, to $43.7 million for the Q3 2005 Period, from $51.8 million for the Q3 2004 Period.  Total admissions revenues decreased $24.4 million, or 15.6%, to $131.8 million for the Fiscal 2005 Period, from $156.2 million for the Fiscal 2004 Period.  The Q3 2005 Period and Fiscal 2005 Period total admissions revenues were unfavorably impacted by decreases in attendance of approximately 20.3% and 20.0%, respectively.  The decreases in attendance were primarily from the closure of 105 underperforming screens during the twelve month period ended September 29, 2005 and weaker film product exhibited during the Q3 2005 Period and the Fiscal 2005 Period overall.  The decline in total admissions revenue for the Q3 2005 Period and Fiscal 2005 Period was partially offset by a 5.8% increase in the Q3 2005 Period average ticket price and a 5.4% increase in the average ticket price for the Fiscal 2005 Period.

Concessions

Total concessions revenues decreased $2.6 million, or 13.2%, to $17.1 million for the Q3 2005 Period, from $19.7 million for the Q3 2004 Period.  Total concessions revenues decreased $9.0 million, or 14.8%, to $51.9 million for the Fiscal 2005 Period, from $60.9 million for the Fiscal 2004 Period.  The decrease in concessions revenues in the Q3 2005 Period compared to the Q3 2004 Period was due to a 20.3% decrease in attendance, partially offset by a 8.8% increase in average concessions per patron.  The decrease in concessions revenues in the Fiscal 2005 Period compared to the Fiscal 2004 Period was due to a 20.0% decrease in attendance, partially offset by a 6.3% increase in average concessions per patron.  The net increase in the Q3 2005 Period and Fiscal 2005 Period average concessions per patron was primarily attributable to changes in our product mix and the family-oriented and concession-friendly film product exhibited during the Q3 2005 Period and Fiscal 2005 Period.

Other Operating Revenues

        Total other operating revenues decreased $0.2 million, or 8.0%, to $2.3 million for the Q3 2005 Period, from $2.5 million for the Q3 2004 Period.  Total other operating revenues decreased $0.7 million, or 9.3%, to $6.8 million for the Fiscal 2005 Period, from $7.5 million for the Fiscal 2004 Period.  Included in other operating revenues are on-screen and lobby advertising revenues, business meetings and concert revenues, marketing revenues from certain of the Company’s vendor marketing programs and game revenues. The decrease in other operating revenues during the Q3 2005 Period and Fiscal 2005 Period was primarily from the closure of 105 underperforming screens during the twelve month period ended September 29, 2005, partially offset by increases in revenues from our vendor marketing programs.

Operating Expenses

        The following table summarizes theatre operating expenses for the Q3 2005 Period, the Q3 2004 Period, the Fiscal 2005 Period and the Fiscal 2004 Period (in millions):

	Q3 2005 Period		Q3 2004 Period		Fiscal 2005 Period		Fiscal 2004 Period
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	22.4	51.3	27.0	52.1	68.0	51.6	80.3	51.4
Cost of concessions(2)	2.4	14.0	3.0	15.2	7.6	14.6	9.1	14.9
Other theatre operating expenses(3)	28.0	44.4	31.5	42.6	83.8	44.0	93.9	41.8
Sale and leaseback rentals(3)	3.8	6.0	3.7	5.0	11.3	5.9	11.6	5.2
General and Administrative expenses(3)	1.9	3.0	2.2	3.0	5.7	3.0	6.8	3.0

(1)                                  Percentage of revenues calculated as a percentage of admissions revenues.

(2)                                  Percentage of revenues calculated as a percentage of concessions revenues.

(3)                                  Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

        Film rental and advertising costs as a percentage of admissions revenues decreased to 51.3% in the Q3 2005 Period as compared to 52.1% in the Q3 2004 Period.  During the Fiscal 2005 Period, film rental and advertising costs as a percentage of admissions revenues increased to 51.6% as compared to 51.4% in the Fiscal 2004 Period. The decrease in film rental and advertising costs during the Q3 2005 Period as a percentage of box office revenues was a result of film product mix and lower film rental cost associated with the lackluster performance of certain Q3 2005 Period films.  The increase in film rental and advertising costs during the Fiscal 2005 Period as a percentage of box office revenues was a result of film product mix and higher film rental cost associated with certain 2005 films such as Star Wars: Episode III — Revenge of the Sith.

Cost of Concessions

        Cost of concessions as a percentage of concessions revenues decreased to 14.0% in the Q3 2005 Period as compared to 15.2% in the Q3 2004 Period.  During the Fiscal 2005 Period, cost of concessions as a percentage of concessions revenues decreased to 14.6% in the Fiscal 2005 Period as compared to 14.9% in the Fiscal 2004 Period.  The decrease in the cost of concessions and costs of concessions as a percentage of concession revenues during the Q3 2005 Period and Fiscal 2005 Period was primarily attributable to the mix of concession product.

Other Theatre Operating Expenses

        For the Q3 2005 Period, other theatre operating expenses decreased $3.5 million, or 11.1%, to $28.0 million, from $31.5 million in the Q3 2004 Period. Other theatre operating expenses as a percentage of total revenues increased to 44.4% in the Q3 2005 Period as compared to 42.6% in the Q3 2004 Period.  For the Fiscal 2005 Period, other theatre operating expenses decreased $10.1 million, or 10.8%, to $83.8 million, from $93.9 million in the Fiscal 2004 Period. Other theatre operating expenses as a percentage of total revenues increased to 44.0% in the Fiscal 2005 Period as compared to 41.8% in the Fiscal 2004 Period.  The decrease in total other theatre operating expenses in the Q3 2005 Period and Fiscal 2005 Period was primarily attributable to the closure of 105 underperforming screens during the twelve month period ended September 29, 2005 and the decreases in certain non-rent occupancy costs and certain other operating costs. The increase in other theatre operating expenses as a percentage of total revenues in the Q3 2005 Period and Fiscal 2005 Period was primarily attributable to the fixed nature of various theatre operating expenses.

Sale and Leaseback Rentals

        Sale and leaseback expenses increased $0.1 million, or 2.7%, to $3.8 million for the Q3 2005 Period from $3.7 million for the Q3 2004 Period.  Sale and leaseback expenses decreased $0.3 million, or 2.6%, to $11.3 million for the Fiscal 2005 Period from $11.6 million for the Fiscal 2004 Period. The decrease in sale and leaseback expenses during the Fiscal 2005 Period was due to the sale of certain underperforming properties during the preceding twelve-month period ended September 29, 2005.

General and Administrative Expenses

        General and administrative expenses decreased $0.3 million, or 13.6%, to $1.9 million for the Q3 2005 Period, from $2.2 million for the Q3 2004 Period. As a percentage of total revenues, general and administrative expenses were approximately 3.0% for both the Q3 2005 Period and the Q3 2004 Period.  General and administrative expenses decreased $1.1 million, or 16.2%, to $5.7 million for the Fiscal 2005 Period, from $6.8 million for the Fiscal 2004 Period.  As a percentage of total revenues, general and administrative expenses were approximately 3.0% for both the Fiscal 2005 Period and the Fiscal 2004 Period.  Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC. The decrease in general and administrative expenses during the Q3 2005 Period and the Fiscal 2005 Period was primarily due to the reduction in management fee costs incurred during the Q3 2005 Period and  the Fiscal 2005 Period resulting from the decline in total revenues, as discussed above.

Depreciation and Amortization

        Depreciation and amortization decreased $0.1 million, or 2.9%, to $3.3 million in the Q3 2005 Period, from $3.4 million in the Q3 2004 Period.  Depreciation and amortization decreased $0.2 million, or 1.9%, to $10.1 million in the Fiscal 2005 Period, from $10.3 million in the Fiscal 2004 Period.  The decrease in depreciation and amortization during the Q3 2005 Period and the Fiscal 2005 Period was primarily due to the closure of 105 underperforming screens during the twelve month period ended September 29, 2005.

Income from Operations

        Income from operations remained consistent at $1.5 million in both the Q3 2005 Period and the Q3 2004 Period.  Income from operations totaled approximately $2.3 million for the Fiscal 2005 Period, which represents a decrease of $7.9 million, or 77.5%, from $10.2 million in the Fiscal 2004 Period. The Q3 2005 Period income from operations was negatively impacted by the decrease in total revenues discussed above offset by the decrease in total operating expenses and the net gain on the disposal and impairment of operating assets for the Q3 2005 Period.  The decrease in income from operations during the Fiscal 2005 Period was primarily attributable to the reduction in total revenues discussed above, partially offset by a decrease in total operating expenses, including a net gain on the disposal and impairment of operating assets for the Fiscal 2005 Period

Interest Expense (Income), net

        Net interest expense decreased $0.2 million to ($0.1) million for the Q3 2005 Period from $0.1 million for the Q3 2004 Period.  Net interest expense decreased $0.5 million to ($0.1) million for the Fiscal 2005 Period from $0.4 million for the Fiscal 2004 Period.  The decrease in net interest expense during the Q3 2005 Period and the Fiscal 2005 Period was primarily due to the repayment of the mortgage associated with the sale of the land and building related to one location and the increase in interest income during the Q3 2005 Period and the Fiscal 2005 Period.

Income Taxes

        The provision for income taxes increased $0.1 million to $0.9 million for the Q3 2005 Period, from $0.8 million for the Q3 2004 Period. Accordingly, the effective tax rate was 56.3% and 61.5% for the Q3 2005 Period and the Q3 2004 Period, respectively. The provision for income taxes decreased $0.1 million to $1.3 million for the Fiscal 2005 Period, from $1.4 million for the Fiscal 2004 Period. Accordingly, the effective tax rate was 50.0% and 58.3% for the Fiscal 2005 Period and the Fiscal 2004 Period, respectively.  The effective tax rate differs from the statutory tax rate as a result of certain nondeductible expenses incurred during such periods.

The decrease in the effective tax rates during the Q3 2005 Period and the Fiscal 2005 Period was primarily attributable to a decrease in certain nondeductible items.

      In June 2005, REG, the parent company of the consolidated tax group which includes activity of the Company, was notified that the IRS would examine its 2002 and 2003 federal income tax returns.  During October 2005, the IRS completed its examination of REG’s federal tax returns for such years.  Also during October 2005, REG and the IRS agreed to certain adjustments to the 2002 and 2003 federal tax returns.  Such adjustments did not have a material impact on the Company’s provision for income taxes.

Net Income

        Net income totaled $0.7 million for the Q3 2005 Period, which represents an increase of $0.2 million from $0.5 million in the Q3 2004 Period.  Net income totaled $1.3 million for the Fiscal 2005 Period, which represents an increase of $0.3 million from $1.0 million in the Fiscal 2004 Period. The increase in net income for the Q3 2005 Period was attributable to the decrease in net interest expense, partially offset by an increase in income taxes. The increase in net income for the Fiscal 2005 Period was primarily attributable to the decreases in interest expense, minority interest expense and income taxes during the Fiscal 2005 Period and the Fiscal 2004 Period expense related to the purchase of the remaining partnership interest of the two partners in one of our subsidiaries included as a component of “Other net,” partially offset by the decrease in income from operations.

Cash Flows

        The following table summarizes certain cash flow data for the Fiscal 2005 Period and the Fiscal 2004 Period (in millions):

	Fiscal 2005 Period	Fiscal 2004 Period

Net cash provided by operating activities	$5.2	$4.1
Net cash provided by (used in) investing activities	7.2	(3.9)
Net cash provided by (used in) financing activities	(25.2)	10.8

Net increase (decrease) in cash and cash equivalents	$(12.8)	$11.0

Fiscal 2005 Period Compared to Fiscal 2004 Period

        Cash flows provided by operating activities were approximately $5.2 million for the Fiscal 2005 Period compared to cash flows provided by operating activities of approximately $4.1 million for the Fiscal 2004 Period. The $1.1 million net increase in net cash provided by operating activities was attributable to the increase in net income of $0.3 million and an increase of $8.6 million in the changes in operating assets and liabilities, partially offset by a $7.8 million net decrease in adjustments to reconcile net income to cash provided by operating activities.   Such adjustments included a decrease in minority interest expense and a loss of $7.4 million related to the purchase of the partnership interests in one of the Company’s subsidiaries during the Fiscal 2004 Period.  The net increase in the changes in operating assets and liabilities was primarily related to the timing of certain vendor payments and decreases in trade and other receivables, partially offset by an increase in prepaid expenses.

Cash flows provided by investing activities were approximately $7.2 million for the Fiscal 2005 Period compared to cash flows used in investing activities of approximately $3.9 million for the Fiscal 2004 Period.  The $11.1 million net increase in cash flows provided by investing activities was attributable to a $3.6 million decrease in capital expenditures and a $0.4 million increase in proceeds from the disposition of assets during the Fiscal 2005 Period and $9.9 million used to purchase the partnership interest in one of the Company’s subsidiaries during the Fiscal 2004 Period, partially offset by $2.8 million in proceeds received from the sale of the Company’s interest in a limited liability company during the Fiscal 2004 Period.

Cash flows used in financing activities were approximately $25.2 million for the Fiscal 2005 Period compared to cash flows provided by financing activities of approximately $10.8 million for the Fiscal 2004 Period. The $36.0 million net increase in cash flows used in financing activities was primarily attributable to the $21.8 million dividend to the Parent and the $2.7 million mortgage repayment during the Fiscal 2005 Period and the net increase in the related party receivable of $11.7 million during the Fiscal 2005 Period as compared to the Fiscal 2004 Period, described in Note 4.

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

        The Company funds the cost of its capital expenditures through internally generated cash flows and cash on hand. The Company’s capital requirements have historically arisen principally in connection with new theatre openings, adding new screens to existing theatres, upgrading the Company’s theatre facilities and replacing equipment. The Company currently expects capital expenditures for theatre expansion, upgrading, maintenance and replacements to be in the range of $5.0 million to $10.0 million in fiscal 2005. During the Fiscal 2005 Period, the Company invested an aggregate of approximately $3.5 million in capital expenditures.

Contractual Cash Obligations and Commitments

        For a summary of our contractual cash obligations and commitments as of December 30, 2004, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended December 30, 2004.  As of September 29, 2005, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments.  We believe that the amount of cash and cash equivalents on hand and cash flow expected from operations will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

Critical Accounting Estimates

        For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended December 30, 2004.  As of September 29, 2005, there were no significant changes in our critical accounting policies or estimation procedures.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        UATC’s market risk is confined to interest rate exposure of its debt obligations that bear interest based on variable rates. As of September 29, 2005 the Company maintained no debt obligations bearing variable interest rates.

Item 4. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 29, 2005, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 29, 2005, our disclosure controls and procedures were effective.

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

UNITED ARTISTS THEATRE CIRCUIT, INC.

Date: November 14, 2005	By:	/s/ MICHAEL L. CAMPBELL

Michael L. Campbell
President and Chairman of the Board
(Principal Executive Officer)

Date: November 14, 2005	By:	/s/ AMY E. MILES

Amy E. Miles
Vice President and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

UNITED ARTISTS THEATRE CIRCUIT, INC.

Exhibit Index

Exhibit No.	Exhibit Description

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer