Form 10-K
period 2005-12-29
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2006-03-29
CIK 889570

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2005

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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☒ No ☐

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and larger accelerated filer" in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The registrant is a wholly owned subsidiary of Regal Entertainment Group. As of June 30, 2005, there were no shares of voting or non-voting common stock held by non-affiliates of the registrant.

        Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☒ No ☐

        The number of shares outstanding of $1.00 par value common stock at March 29, 2006 was 100 shares.

TABLE OF CONTENTS

PART I
Item 1.	Business
The Company
Description of Business
Industry Overview and Trends
Theatre Operations
Film Distribution
Film Exhibition
Concessions
Competition
Marketing and Advertising
Management Information Systems
Seasonality
Employees
Regulation
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

UNITED ARTISTS THEATRE CIRCUIT, INC.
PART I

        Some of the information in this Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" may constitute forward-looking statements. In some cases you can identify these "forward-looking statements" by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements. The discussion and analysis of our financial condition and results of operations found within "Management's Discussion and Analysis of Financial Condition and Results of Operation" should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included in Part II, Item 8 of this Form 10-K. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Item 1 and Item 1A as well as those discussed elsewhere in this Form 10-K.

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

        United Artists became a wholly owned subsidiary of Regal Entertainment Holdings, Inc. ("REH") through a series of transactions in April and August 2002. REH is a wholly owned subsidiary of Regal Entertainment Group ("REG" or "Regal") who acquired Regal Cinemas Corporation ("Regal Cinemas"), United Artists, Edwards Theatres, Inc. ("Edwards") and Regal CineMedia Corporation ("Regal CineMedia") through a series of transactions on April 12, 2002. For a detailed discussion of the transactions resulting in Regal's acquisition of its subsidiaries, see Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. UATC, United Artists and certain of its subsidiaries emerged from bankruptcy reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code on March 2, 2001.

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

        On August 17, 2005, REH transferred the stock of United Artists to Regal Cinemas, Inc. ("RCI"). As a result, United Artists and its subsidiaries became subsidiaries of RCI.

        As described in Note 1 to the consolidated financial statements, on November 4, 2005 UATC completed the sale of 5 theatres and 37 screens in the Mississippi and Louisiana markets to Boardwalk Ventures, LLC ("Boardwalk") for cash in the amount of approximately $5.5 million.

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

DESCRIPTION OF BUSINESS

        As of December 29, 2005, UATC operates 715 screens in 85 theatres in 19 states with over 25 million annual attendees. The UATC theatres are managed by RCI, a wholly owned subsidiary of Regal, pursuant to a management arrangement described below. The Company primarily operates multi-screen theatres and has an average of 8.4 screens per location. Theatre operations in seven states (California, New York, Florida, Maryland, Texas, Mississippi and Pennsylvania) accounted for approximately 68.2% and 66.9% of UATC's total theatres and screens, respectively, as of December 29, 2005 and 73.7% of UATC's theatrical revenue for the fiscal year ended December 29, 2005.

        The Company has historically upgraded its theatre circuit by adding new screens and retrofitting existing theatres and strategically closing and disposing of under-performing theatres. Approximately 59.3% of the Company's screens are in theatres with 10 or more screens. As of December 29, 2005, UATC operates 24 theatres (274 screens) which offer stadium seating, representing 38.3% of UATC's screens. Virtually all of the theatres UATC has built or renovated since 1997 have been state-of-the-art, 9 to 16 screen multiplex theatres with stadium seating, high-backed rocking seats, digital sound, expanded concession areas and other state-of-the-art design features and amenities. These state-of-the-art amenities will be included in UATC's renovations to existing theatres. As compared to the prior generation of non-stadium theatres, UATC believes that these theatres provide a higher quality entertainment experience for patrons and significant operating efficiencies and improved economics for UATC.

        In connection with Regal's acquisition of its subsidiaries, as more fully described in Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, a management agreement was executed between RCI and UATC under which RCI manages all aspects of the theatre operations of UATC and its subsidiaries and makes all business decisions on behalf of UATC.

INDUSTRY OVERVIEW AND TRENDS

        The domestic motion picture exhibition industry is a mature business that has historically maintained steady long-term growth in revenues and attendance. Since 1965, total box office revenues have grown at a compound annual growth rate of approximately 6% with annual attendance of approximately 1.4 billion attendees in 2005. Against this background of steady long-term growth in revenues and attendance, the exhibition industry has experienced periodic short-term increases and decreases in attendance and, consequently, box office revenues. For example, between 1976 and 1978 attendance increased by 17.9%, only to decrease by 9.5% between 1978 and 1980. The industry has experienced similar increases in attendance followed by attendance declines from 1980 through 1986, from 1986 through 1991 and from 1991 through 2000. Recently, attendance increased from 1.42 billion in 2000 to 1.64 billion in 2002, or 15.5%. Since 2002, attendance has declined to 1.40 billion patrons in 2005. We expect the cyclical nature of the domestic motion picture exhibition industry to continue for the foreseeable future.

        Over the past decade, the domestic motion picture exhibition industry experienced a period of extraordinary new theatre construction. From 1996 to 1999, the number of screens increased at a compound annual growth rate of approximately 8%, which was more than double the industry's screen growth rate of approximately 3.5% from 1965 to 1995. This industry expansion was primarily driven by major exhibitors upgrading their asset bases to an attractive megaplex format, which typically includes 10 or more screens per theatre and enhanced features such as stadium seating, improved projection quality and superior sound systems. Generally, a modern megaplex is preferred by patrons over a sloped-floor multiplex theatre, the predominant theatre-type built prior to 1996.

        We believe that due to the financial difficulties experienced by many exhibitors in the late 1990's and because many major exhibitors have updated their theatre portfolios to the current megaplex format, most major exhibitors have reduced their capital spending as compared to the late 1990's. As a result, we believe that the rate of new screen growth has returned to historical growth patterns existing prior to the late 1990's expansion. We also believe that another evolution of theatre formats beyond the current megaplex is unlikely to occur in the foreseeable future. We believe theatres larger than the current 10 to 18 screen megaplex are not able to generate attractive returns in most locations because of the substantial market suitability requirements to generate a level of profitability similar to the current megaplex format.

        More recently, the domestic motion picture exhibition industry has experienced increased competition from other methods of delivering films to consumers, including cable television, in-home video and DVD, satellite and pay-per-view services and downloads via the Internet. Traditionally, when motion picture distributors licensed their films to the domestic motion picture exhibition industry, they refrained from licensing their products to other delivery channels for a period of time, commonly called the theatrical release window. Over the past several years, the average period between a film's theatrical release and its in-home video or DVD release has shortened. We believe that the contraction in the average theatrical release window reflects the shorter period of time in which the average motion picture is able to generate meaningful revenue in its theatrical exhibition license period. As a consequence, we believe that the shrinking of the theatrical release window over the past five to six years has not represented a material change in the studio/exhibition distribution model. Fundamentally, we believe that movie-going is a convenient, affordable and attractively priced form of out-of-home entertainment, which, on an average price per patron basis, continues to compare favorably to other out-of-home entertainment alternatives, such as concerts and sporting events. Since 1994, average movie ticket prices have increased at a compound annual growth rate of only 4%.

        However, we believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window and have increased our focus on the theatrical release window during our film exhibition decisions. Our discussions with several film studios lead us to believe that these studios continue to realize the value of maintaining meaningful theatrical release windows for both distribution and exhibition companies. Consequently, we believe a further material contraction in the theatrical release window is unlikely, but should such a contraction occur we believe that it could significantly impact our business, financial condition and results of operations.

THEATRE OPERATIONS

        UATC operates 715 screens in 85 theatres in 19 states as of December 29, 2005. We primarily operate multi-screen theatres. Our multi-screen theatre complexes typically feature auditoriums ranging from 100 to 500 seats each. As a result, our theatres appeal to a diverse group of patrons because we offer a wide selection of films and convenient show times. In addition, many of our theatres feature modern amenities such as wall-to-wall screens, digital stereo surround-sound, multi-station concessions stands, computerized ticketing systems, plush stadium seating with cup holders and retractable armrests, neon-enhanced interiors and exteriors, and video game areas adjacent to the theatre lobby.

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

        The following table details the number of locations and theatre screens in our theatre circuit ranked by the number of screens in each state as of December 29, 2005:

State	Locations	Number of Screens
New York	17	125
California	11	82
Texas	7	73
Mississippi	7	56
Florida	6	53
Maryland	4	46
Pennsylvania	6	43
New Jersey	3	31
Colorado	4	30
North Carolina	4	29
Louisiana	3	26
Arizona	2	21
Arkansas	2	20
Indiana	2	19
Virginia	2	19
Nevada	2	18
Michigan	1	14
Massachusetts	1	6
Georgia	1	4

Total	85	715

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

        We seek experienced theatre managers and require new theatre managers to complete a comprehensive training program within the theatres and at the "Regal Entertainment University," which is held at our corporate office. The program is designed to encompass all phases of theatre operations, including our operating philosophy, policies, procedures and standards. In addition, we have an incentive compensation program for theatre-level management that rewards theatre managers for controlling operating expenses while complying with our operating standards.

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

FILM DISTRIBUTION

        Domestic movie theatres are the primary initial distribution channel for domestic film releases. The theatrical success of a film is often the most important factor in establishing its value in other film distribution channels. Motion pictures are generally made available through several alternative distribution methods after the theatrical release date, including home video and DVD, cable television, broadcast television and satellite and pay-per-view services. A strong opening run at the theatre can help establish a film's success and substantiate the film's revenue potential. For example, the value of home video, DVD and pay cable distribution agreements frequently depends on the success of a film's theatrical release. As the primary distribution mechanism for the public's evaluation of films, we believe that domestic theatrical distribution remains the cornerstone of a film's overall financial success.

        The development of additional distribution channels has given motion picture producers the ability to generate a greater portion of a film's revenues through channels other than its theatrical release. Historically, this potential for increased revenue after a film's initial theatrical release has enabled major studios and some independent producers to increase the budgets for film production and advertising.

FILM EXHIBITION

        Evaluation of Film.    We license films on a film-by-film and theatre-by-theatre basis by negotiating directly with film distributors. Prior to negotiating for a film license, we evaluate the prospects for upcoming films. Criteria we consider for each film may include cast, producer, director, genre, budget, comparative film performances and various other market conditions. Successful licensing depends greatly upon the exhibitor's knowledge of trends and historical film preferences of the residents in markets served by each theatre, as well as the availability of commercially successful motion pictures.

        Access to Film Product.    Films are licensed from film distributors owned by major film production companies and from independent film distributors that distribute films for smaller production companies. Film distributors typically establish geographic film licensing zones and allocate each available film to one theatre within that zone.

        In film licensing zones where we are the sole exhibitor, we obtain film licenses by selecting a film from among those films being offered and negotiating directly with the distributor. In zones where there is competition, a distributor will allocate films among the exhibitors in the zone. When films are licensed under the allocation process, a distributor will select an exhibitor who then negotiates film rental terms directly with the distributor.

        Film Rental Fees.    Film licenses typically specify rental fees or formulas by which rental fees may be calculated. The primary formulas used are the "firm term" formula, a "review or settlement" formula and a "sliding scale" formula. Under the firm term formula, the exhibitor and distributor agree prior to the exhibition of the film on a specified percentage of the box office receipts to be remitted to the distributor. Under the review or settlement formula, the exhibitor and distributor negotiate a percentage of the box office receipts to be remitted to the distributor upon completion of the theatrical engagement. These negotiations typically involve the use of historical settlements or past precedent. Lastly, under a sliding scale formula, the distributor receives a percentage of the box office receipts using a pre-determined and mutually agreed upon film rental template. This formula establishes film rental predicated on box office performance.

        Duration of Film Licenses.    The duration of our film licenses are negotiated with our distributors on a case-by-case basis. The term of our license agreements depend on performance of each film. Marketable movies that are expected to have high box office admission revenues will generally have longer license terms than movies with more uncertain performance and popularity.

        Relationship with Distributors.    Many distributors provide quality first-run movies to the motion picture exhibition industry. No single distributor dominates the market for an annual period, however according to industry sources, ten major film distributors reportedly accounted for 87% of the industry's admissions revenues and 48 of the top 50 grossing films during 2004. We license films from each of the major distributors and believe that our relationships with these distributors are excellent. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and popularity of films that each one distributes.

CONCESSIONS

        In addition to box office admissions revenues, we generated approximately 27.2% of our total revenues from concessions sales during fiscal 2005. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by optimizing product mix, introducing special promotions from time to time and offering employee training and incentive programs to up-sell and cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. Our management negotiates directly with manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.

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

        We also compete with other motion picture distribution channels, including home video and DVD, cable television, broadcast television and satellite and pay-per-view services. Other technologies such as video on demand could also have an adverse effect on our business and results of operations. Traditionally, when motion picture distributors licensed their products to the domestic exhibition industry, they refrained from licensing their motion pictures to these other distribution channels for a period of time, commonly called the theatrical release window. We believe that the shortening of the theatrical release window over the past five to six years does not represent a material change in the studio/exhibition distribution model. However, we believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window and have increased our focus on the theatrical release window during our film exhibition decisions. In addition, we compete for the public's leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theatre and restaurants.

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

        We participate in a frequent moviegoer loyalty program sponsored by REG, named the Regal Crown Club, in all of our markets. Regal Crown Club members are eligible for specified awards, such as concession items, based on purchases made at our participating theatres. In addition, we seek to develop patron loyalty through a number of marketing programs such as free summer children's film series and cross-promotional ticket redemptions and promotions within local communities. We currently offer these programs only in selected markets. We plan to use these programs in markets where we believe patron loyalty can be further enhanced, and we will continue to evaluate our markets on a case-by-case basis to determine the suitability of these programs in individual regions.

MANAGEMENT INFORMATION SYSTEMS

        We make extensive use of information technology (IT) for the management of our business, our theatres, and other revenue generating operations. The revenue streams generated by attendance and concession sales are fully supported by information systems to monitor cash flow and to detect fraud and inventory shrinkage. We have recently implemented a new point-of-service solution, which provides for enhanced capabilities and efficiency within our theatre operations. We continue to expand our ability to sell tickets remotely by using Internet ticketing partners (fandango.com and movietickets.com) and by deploying self-service customer activated terminals (CATs) in appropriate theatres. The CATs can sell tickets for current and future shows and provide the capability to retrieve tickets purchased through our Internet ticketing partners. We continue to investigate and invest in IT technologies to improve services to our patrons and provide information to our management, allowing them to operate the theatres efficiently.

        Our scheduling systems support the coordination needed to properly allocate our auditoriums between film showings and meetings and events, while also ensuring that movie audiences view the intended advertising and that revenue is allocated to the appropriate business function. The scheduling systems also provide information electronically and automatically to the newspapers, which allows them to publish correct show starting times with approved advertising graphics. The sales and attendance information developed by the theatre systems is used directly for film booking and settlement as well as being the primary source of data for our financial systems.

SEASONALITY

        Our revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, studios release the most marketable motion pictures during the summer and the holiday season. The unexpected emergence of a hit film during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or any other quarter. The seasonality of motion picture exhibition, however, has become less pronounced as studios are releasing motion pictures somewhat more evenly throughout the year.

EMPLOYEES

        As of March 1, 2006, we employed approximately 2,645 persons. Film projectionists at certain of the Company's theatres in the New York market are covered by two collective bargaining agreements. The Company considers its employee relations to be good.

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

        We believe that we are in substantial compliance with all current applicable regulations relating to accommodations for the disabled. We intend to comply with future regulations in that regard and except as set forth in Note 9 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, we do not currently anticipate that compliance will require us to expend substantial funds. Our theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation requirements. We believe that we are in substantial compliance with all of such laws.

Item 1A. RISK FACTORS

  Our substantial lease obligations could impair our financial condition

        We have substantial lease obligations. For fiscal 2005, our total rent expense was approximately $44.5 million. As of December 29, 2005, we had total contractual cash obligations of approximately $379.7 million. For a detailed discussion of our contractual cash obligations and other commercial commitments over the next several years, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments" included elsewhere in Part II, Item 8 of this Form 10-K below.

        If we are unable to meet our lease obligations, we could be forced to restructure our obligations and seek additional funding from our Parent, a wholly owned subsidiary of Regal, or sell assets. We may be unable to restructure our obligations and obtain additional funding from our Parent or sell assets on satisfactory terms or at all. As a result, inability to meet our lease obligations could cause us to default on those obligations. Many of our lease agreements contain restrictive covenants that limit our ability to take specific actions or require us not to allow specific events to occur and prescribe minimum financial maintenance requirements that we must meet. If we violate those restrictive covenants or fail to meet the minimum financial requirements contained in a lease, we would be in default under that instrument, which could, in turn, result in defaults under other leases. Any such defaults could materially impair our financial condition and liquidity.

  Our theatres operate in a competitive environment.

        The motion picture exhibition industry is fragmented and highly competitive with no significant barriers to entry. Theatres operated by national and regional circuits and by small independent exhibitors compete with our theatres, particularly with respect to film licensing, attracting patrons and developing new theatre sites. Moviegoers are generally not brand conscious and usually choose a theatre based on its location, the films showing there and its amenities.

        In recent years, motion picture exhibitors have been upgrading their asset bases to an attractive megaplex format which features stadium seating, improved projection quality and superior sound systems. Generally, stadium seating found in modern megaplex theatres is preferred by patrons over slope-floored multiplex theatres, which were the predominant theatre-type built prior to 1996. As of December 29, 2005, approximately 62% of our screens were located in theatres that are sloped-floored multiplex theatres. These theatres may be more vulnerable to competition than our modern megaplex theatres, and should other theatre operators choose to build and operate modern megaplex theatres in these markets, the performance of our theatres in these markets may be significantly and negatively impacted. In addition, should other theatre operators return to the aggressive building strategies undertaken in the late 1990's, our attendance, revenue and income from operations per screen could decline substantially.

  An increase in the use of alternative film delivery methods may drive down movie theatre attendance and limit ticket prices.

        We also compete with other movie delivery vehicles, including cable television, downloads via the Internet, in-home video and DVD, satellite and pay-per-view services. Traditionally, when motion picture distributors licensed their products to the domestic exhibition industry, they refrained from licensing their motion pictures to these other delivery vehicles for a period of time, commonly called the theatrical release window. We believe that a material contraction of the current theatrical release window could significantly dilute the consumer's appeal of the in-theatre motion picture offering, which could have a material adverse effect on our business and results of operations. We also compete for the public's leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theatre and restaurants.

  We depend on motion picture production and performance.

        Our ability to operate successfully depends upon the availability, diversity and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. We mostly license first-run motion pictures, the success of which have increasingly depended on the marketing efforts of the major studios. Poor performance of, or any disruption in the production of (including by reason of a strike) these motion pictures, or a reduction in the marketing efforts of the major studios, could hurt our business and results of operations. In addition, a change in the type and breadth of movies offered by studios may adversely affect the demographic base of moviegoers.

  We depend on our relationships with film distributors.

        The film distribution business is highly concentrated, with ten major film distributors reportedly accounting for 87% of industry admissions revenues and 48 of the top 50 grossing films during 2004. Our business depends on maintaining good relations with these distributors. In addition, we are dependent on our ability to negotiate commercially favorable licensing terms for first-run films. A deterioration in our relationship with any of the ten major film distributors could affect our ability to negotiate film licenses on favorable terms or our ability to obtain commercially successful films and, therefore, could hurt our business and results of operations.

  No assurance of a supply of motion pictures.

        The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Consent decrees resulting from those cases effectively require major motion picture distributors to offer and license films to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for our licenses on a film-by-film and theatre-by-theatre basis.

  Development of digital technology may increase our capital expenses.

        The industry is in the early stages of conversion from film-based media to electronic based media. There are a variety of constituencies associated with this anticipated change, which may significantly impact industry participants, including content providers, distributors, equipment providers and exhibitors. Should the conversion process rapidly accelerate and the major studios not finance the conversion as expected, we may have to raise additional capital to finance the conversion costs associated with this potential change. The additional capital necessary may not, however, be available to us on attractive terms, if at all. Furthermore, it is impossible to accurately predict how the roles and allocation of costs (including operating costs) between various industry participants will change if the industry changes from physical media to electronic media.

  We depend on our senior management.

        Our success depends upon the retention of our senior management, including Michael Campbell, our President and Chairman of the Board. We cannot assure you that we would be able to find qualified replacements for the individuals who make up our senior management if their services were no longer available. The loss of services of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain key-man life insurance for any of our employees. The loss of any member of senior management could adversely affect our ability to effectively pursue our business strategy.

  A prolonged economic downturn could materially affect our business by reducing consumer spending on movie attendance.

        We depend on consumers voluntarily spending discretionary funds on leisure activities. Motion picture theatre attendance may be affected by prolonged negative trends in the general economy that adversely affect consumer spending, including such trends resulting from terrorist attacks on, or wars or threatened wars involving, the United States. Any reduction in consumer confidence or disposable income in general may affect the demand for motion pictures or severely impact the motion picture production industry, which, in turn, could adversely affect our operations.

Item 1B. UNRESOLVED STAFF COMMENTS

        Not applicable

Item 2. PROPERTIES

        As of December 29, 2005, we operated 83 of our theatres pursuant to lease agreements and owned the land and buildings for 2 theatres. For a December 29, 2005 list of the states in which we operated theatres and the number of theatres and screens operated in each such state, please see the chart under Part I, Item 1 of this Form 10-K under the caption "Business—Theatre Operations" which is incorporated herein by reference. The majority of our leased theatres are subject to lease agreements with original terms of 20 years or more and, in most cases, renewal options for up to an additional 10 years. These leases provide for minimum annual rentals and the renewal options generally provide for rent increases. Some leases require, under specified conditions, further rental payments based on a percentage of revenues above specified amounts. A significant majority of the leases are net leases, which require us to pay the cost of insurance, taxes and a portion of the lessor's operating costs.

        Of the 85 owned and leased theatres, 2 theatres and three screens are held through a corporation that is owned 80% by UATC and one theatre and nine screens is held by a corporation, owned 51% by UATC. The remaining owned and leased theatres are held directly by UATC or its wholly owned subsidiaries. Certain of our leased theatres are subject to sale and leaseback transactions, as further described in Note 7 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

        UATC also manages one theatre and one screen located in the United States and receives a monthly management fee based on a percentage of total revenues.

        UATC leases the land, building and equipment in the theatres owned by Prop I in accordance with a master affiliate lease. The Prop I master lease expired in 2003 and UATC exercised its option to extend the lease for an additional ten years.

Item 3. LEGAL PROCEEDINGS

        Pursuant to General Instruction G(2) to Form 10-K and Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the information required to be furnished by us under this Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained under the caption "Other" in Note 9 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of UATC's sole shareholder, the Parent, during the fourth quarter ended December 29, 2005.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        As of March 29, 2006, UATC's common stock is held entirely by the Parent. There is no established public trading market for the Company's common stock. During 2003, UATC effected two cash dividends totaling approximately $109.2 million to the Parent. During 2004, UATC effected one cash dividend totaling approximately $21.7 million to the Parent. During 2005, UATC effected two cash dividends totaling approximately $32.3 million to the Parent. UATC's ability to pay dividends is restricted by the terms of the Participation Agreement entered into in connection with the 1995 sale and leaseback transaction described in Note 7 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 6. SELECTED FINANCIAL DATA

        The following table presents selected historical financial data of UATC for the past five fiscal years. Effective March 2, 2001, UATC emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a reorganization plan that provided for the discharge of significant financial obligations. In accordance with AICPA Statement of Position 90-7, UATC adopted fresh start reporting whereby UATC's assets, liabilities and new capital structure were adjusted to reflect estimated fair values as of March 1, 2001. For the periods prior to March 2, 2001, the assets and liabilities of UATC and the related consolidated results of operations are referred to below as "Predecessor Company," and for periods subsequent to March 1, 2001, the assets and liabilities of UATC and the related consolidated results of operations are referred to as the "Reorganized Company." As a result of the above, the financial data of the Predecessor Company is not comparable to the financial data of the Reorganized Company. The following selected historical consolidated financial data set forth below should be read in conjunction with, and are qualified in their entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and UATC's consolidated financial statements and notes thereto included elsewhere in this Form 10-K (in millions, except operating data).

	Reorganized Company(2)					Predecessor Company(1)
	Fifty-two weeks ended December 29, 2005	Fifty-two weeks ended December 30, 2004	Fifty-three weeks ended January 1, 2004(5)	Fifty-one weeks ended December 26, 2002	Forty-four weeks ended January 3, 2002
						Nine weeks ended March 1, 2001
Summary of operations data:
Total operating revenue	$252.5	$293.3	$430.6	$574.8	$471.3	$99.1
Income from operations	5.5	9.6	39.4	47.7	28.5	14.9
Net income (loss)	3.3	(0.7)	17.8	14.5	3.8	228.8
Balance sheet data at period end:
Cash and cash equivalents	$31.5	$35.5	$21.8	$57.0	$23.5	$7.0
Total assets	152.2	174.9	177.6	412.6	402.6	438.4
Total debt(3)	2.3	5.4	5.9	261.1	248.6	452.5
Stockholder's equity (deficit)	71.7	92.5	101.9	85.3	54.0	(188.5)
Other financial data:
Cash flow provided by (used in) operating activities	$19.5	$32.8	$37.0	$45.4	$37.2	$(5.3)
Cash flow provided by (used in) investing activities	9.5	(5.8)	307.2	(36.7)	(8.8)	3.2
Cash flow provided by (used in) financing activities	(33.0)	(13.3)	(379.4)	24.8	(5.5)	4.7
Operating data(4):
Theatre locations	85	105	120	188	205	214
Screens	715	852	935	1,512	1,574	1,590
Average screens per location	8.4	8.1	7.8	8.0	7.7	7.4
Attendance (in millions)	25.4	31.4	46.1	64.1	54.7	12.0
Average ticket price	$6.88	$6.50	$6.41	$6.09	$5.89	$5.76
Average concessions per patron	2.70	2.53	2.50	2.49	2.38	2.24

(1)
The 2001 year contained 53 weeks and ended on January 3, 2002.

(2)
On April 12, 2002 Regal acquired United Artists and following the acquisition UATC changed its fiscal year, which previously ended on the Thursday closest to December 31 each year, to conform to Regal's fiscal year. The Company's fiscal year now ends on the first Thursday after December 25, which in certain years (such as fiscal 2003) results in a 53-week fiscal year. The new reporting period is also based on a calendar that coincides with film playweeks. This resulted in the fiscal year 2002 containing two less weeks of operating results compared to the fiscal year 2003 and fiscal year 2001. The fiscal year 2004 and 2005 contained fifty-two weeks of operating results.

(3)
Total debt at March 1, 2001 includes $441.4 million of debt that was a liability subject to compromise as part of UATC's Chapter 11 Reorganization.

(4)
Theatre locations and screens represent the number of theatres and screens operated at the end of the period.

(5)
On June 6, 2003, UATC completed the sale of certain leased theatres consisting of 46 theatres and 438 screens in 11 states and certain other assets under construction to UATG, a wholly owned subsidiary of REH. For a detailed discussion of the transactions resulting from the sale to UATG, see Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of UATC for the fiscal years December 29, 2005, December 30, 2004 and January 1, 2004. The following discussion and analysis should be read in conjunction with the consolidated financial statements of UATC and the notes thereto included elsewhere in this Form 10-K.

    Overview and Basis of Presentation

        As of December 29, 2005, UATC operates 715 screens in 85 theatres in 19 states with over 25 million annual attendees. The UATC operated theatres are managed by RCI, a wholly owned subsidiary of Regal, pursuant to a management arrangement described below. The Company primarily operates multi-screen theatres and has an average of 8.4 screens per location. Theatre operations in seven states (California, New York, Florida, Maryland, Texas, Mississippi and Pennsylvania) accounted for approximately 68.2% and 66.9% of UATC's total theatres and screens, respectively, as of December 29, 2005 and 73.7% of UATC's theatrical revenue for the fiscal year ended December 29, 2005.

        United Artists became a wholly owned subsidiary of REH through a series of transactions in April and August 2002. REH is a wholly owned subsidiary of Regal who acquired Regal Cinemas, United Artists, Edwards and Regal CineMedia through a series of transactions on April 12, 2002. For a detailed discussion of the transactions resulting in Regal's acquisition of its subsidiaries, see Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. On August 17, 2005, REH transferred the stock of United Artists to RCI. As a result, United Artists and its subsidiaries became subsidiaries of RCI.

        The Company generates revenues primarily from admissions and concession sales. Additional revenues are generated by on-screen and lobby advertisements, rental of theatres for business meetings, concerts and other events distributed on a live or pre-recorded basis provided by RCI pursuant to its management agreement with UATC (described in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K), electronic video games located adjacent to the lobbies of certain of the Company's theatres and vendor marketing programs. Film rental costs depend on a variety of factors including the prospects of a film, the popularity of a film and the length of time since the film's release and generally decline as a percentage of admission revenues the longer a film is in exhibition. Because the Company purchases certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

        In order to provide a meaningful basis of comparing the fiscal years ended December 29, 2005, December 30, 2004 and January 1, 2004 for purposes of the following tables and discussion, the operating results for the fifty-two weeks ended December 29, 2005 ("Fiscal 2005 Period") are compared to the fifty-two weeks ended December 30, 2004 ("Fiscal 2004 Period") and the fifty-three weeks ended January 1, 2004 ("Fiscal 2003 Period").

        For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see "Business-Industry Overview and Trends", "Risk Factors" and "Management Discussion and Analysis of Financial Condition and Results of Operations."

Results of Operations

        The 2005 fiscal year was a challenging year for the industry and the Company. Based on our review of industry sources, national box office revenues were estimated to have declined five to six percent for the calendar year of 2005 in comparison to the calendar year of 2004. While we believe that the 2005 national box office revenues benefited from increased average ticket prices per patron and the solid performance of a few select films, which largely contributed to an increase in average concession revenues per patron, these factors could not offset the overall decline in the 2005 national attendance and box office revenues. We believe the lack of commercially appealing films in general resulted in the 2005 decline in attendance and lackluster box office results.

        Our total revenues for the Fiscal 2005 Period were $252.5 million, a 13.9% decrease compared to total revenues of $293.3 million for the Fiscal 2004 Period. The decline in the Company's operating results was attributable to a 19.1% decrease in attendance resulting primarily from the closure of 100 underperforming screens during the Fiscal 2005 Period and weaker film product exhibited during the Fiscal 2005 Period. Also, to a lesser extent the Fiscal 2005 Period results were negatively impacted by the sale of 37 screens to another theatre operator in November 2005. The decline in box office revenues was partially offset by a 5.8% increase in the Fiscal 2005 Period average ticket prices per patron. During the Fiscal 2005 Period, we experienced growth of 6.7% in average concession revenues per patron. The growth in average concession revenues per patron was attributable to changes in our product mix (including certain pricing and size changes) and the increased breadth of family-oriented and concession-friendly film product exhibited during the Fiscal 2005 Period. Income from operations for the Fiscal 2005 Period was $5.5 million, a 42.7% decrease compared to income from operations of $9.6 million for the Fiscal 2004 Period. The decline in income from operations was primarily attributable to the decline in attendance during the Fiscal 2005 Period, partially offset by a decrease in operating expenses and the net gain on the disposal of operating assets during the Fiscal 2005 Period, as described more fully below. Net income increased to $3.3 million in the Fiscal 2005 Period as compared to a net loss of ($0.7) million in the Fiscal 2004 Period. The increase in net income was primarily attributable to the decrease in interest expense and in minority interest expense during the Fiscal 2005 Period and the Fiscal 2004 Period expense related to the purchase of the remaining partnership interest of the two partners in one of our subsidiaries, as described more fully below.

        We are optimistic regarding the 2006 film slate and share the view of a number of film studio executives and analysts who believe the industry is poised to benefit from a year of solid box office performance. Evidenced by the film studios' continued efforts to promote and market upcoming film releases, 2006 appears to be another year of high-profile releases such as Ice Age 2, X-Men 3, Over the Hedge, The Poseidon Adventure, Mission Impossible 3, The Da Vinci Code, Cars, Pirates of the Caribbean 2, Superman Returns and Charlotte's Web.

        With respect to capital expenditures, due in part to the timing of certain construction projects, we expect theatre capital expenditures to be in the range of $5.0 million to $10.0 million for fiscal 2006, primarily consisting of expansion of existing theatre facilities, upgrades and replacements.

        Overall for the fiscal 2006 year, we are expecting a modest rebound in attendance as a result of the upcoming high-profile film releases described above and increases in ticket prices and average concessions per patron. In addition, we expect fiscal 2006 admission and concessions revenues to be supported by our continued focus on efficient theatre operations. For an understanding of the significant factors that influenced our performance during the past three fiscal years, the preceding and following discussion should be read in conjunction with the consolidated financial statements and the notes thereto presented in this Form 10-K.

        The following table sets forth the percentage of total revenues represented by certain items reflected in UATC's consolidated statements of income for the Fiscal 2005 Period, Fiscal 2004 Period and the Fiscal 2003 Period:

	Fiscal 2005 Period	Fiscal 2004 Period	Fiscal 2003 Period
Revenues:
Admissions	69.2%	69.6%	68.6%
Concessions	27.2	27.1	26.8
Other operating revenues	3.6	3.3	4.6

Total revenues	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	35.8	36.0	35.9
Cost of concessions	3.9	4.0	3.9
Other theatre operating expenses	43.5	41.5	38.8
Sale and leaseback rentals	6.0	5.3	3.9
General and administrative expenses	3.0	3.0	3.0
Depreciation and amortization	5.3	4.7	4.4
Loss (gain) on disposal and impairments of operating assets	(0.7)	0.6	0.2
Restructure costs and amortization of deferred stock compensation	1.0	1.0	0.8
Loss on lawsuit settlement	—	0.6	—

Total operating expenses	97.8	96.7	90.9

Income from operations	2.2%	3.3%	9.1%

Total Revenues

        The following table summarizes revenues and revenue-related data for the Fiscal 2005 Period, Fiscal 2004 Period and the Fiscal 2003 Period (in millions, except averages):

	Fiscal 2005 Period	Fiscal 2004 Period	Fiscal 2003 Period
Admissions	$174.7	$204.2	$295.5
Concessions	68.7	79.5	115.2
Other operating revenues	9.1	9.6	19.9

Total revenues	$252.5	$293.3	$430.6

Attendance	25.4	31.4	46.1
Average ticket price(1)	$6.88	$6.50	$6.41
Average concessions per patron(2)	$2.70	$2.53	$2.50

(1)
Calculated as admissions revenue/attendance.

(2)
Calculated as concessions revenue/attendance.

Admissions

        Total admissions revenues decreased $29.5 million, or 14.4%, to $174.7 million for the Fiscal 2005 Period, from $204.2 million for the Fiscal 2004 Period. The Fiscal 2005 Period total admissions revenues were unfavorably impacted by a decrease in attendance of approximately 19.1%. The decrease in attendance was primarily due to the closure of 100 underperforming screens during the Fiscal 2005 Period and weaker film product exhibited during the Fiscal 2005 Period. Also, to a lesser extent, the

Fiscal 2005 Period admissions revenues were negatively impacted by the sale of 37 screens to another theatre operator in November 2005. The decline in total admissions revenues for the Fiscal 2005 Period was partially offset by a 5.8% increase in the Fiscal 2005 Period average ticket prices per patron. The increase in the Fiscal 2005 Period average ticket price was primarily attributable to periodic pricing reviews conducted by the Company, which includes analysis of various factors, including general inflationary trends and local market conditions.

        Total admission revenues decreased $91.3 million, or 30.9% to $204.2 million for the Fiscal 2004 Period, from $295.5 million for the Fiscal 2003 Period. The Fiscal 2003 Period results include the benefit of the results of operations of the 46 theatres sold to UATG for five months of the year until the theatres were sold on June 6, 2003. In addition, the results for the Fiscal 2003 Period were positively impacted by the timing of our fiscal 2003 calendar which consisted of fifty-three weeks compared to fifty-two weeks in the Fiscal 2004 Period. During the Fiscal 2004 Period the Company closed 83 underperforming screens. Partially offsetting the sale of the 46 theatres to UATG and the closing of underperforming screens, the Fiscal 2004 Period results benefited from the results of operations of the two contributed Hoyts theatres, whereas the results of operations of the two Hoyts theatres were excluded from the first three months of the Fiscal 2003 Period because the two Hoyts theatres were not contributed until March 28, 2003. As a net result of the above factors, the Fiscal 2004 Period box office results were negatively impacted by a net decline in attendance of approximately 31.9%, partially offset by a 1.4% increase in average ticket prices per patron due to increases in retail ticket prices and sales of a greater proportion of full-price tickets from R-rated films during the first quarter of the Fiscal 2004 Period.

Concessions

        Total concessions revenues decreased $10.8 million, or 13.6%, to $68.7 million for the Fiscal 2005 Period, from $79.5 million for the Fiscal 2004 Period. The decrease in concessions revenues in the Fiscal 2005 Period compared to the Fiscal 2004 Period was due to a 19.1% decrease in attendance, partially offset by a 6.7% increase in average concessions per patron. The net increase in the Fiscal 2005 Period average concessions per patron was primarily attributable to changes in our concessions product mix (including certain pricing and size changes) and the increased breadth of family-oriented and concession-friendly film product exhibited during the Fiscal 2005 Period.

        Total concessions revenues decreased $35.7 million, or 31.0%, to $79.5 million for the Fiscal 2004 Period, from $115.2 million for the Fiscal 2003 Period. The decrease in concessions revenues in the Fiscal 2004 Period compared to the Fiscal 2003 Period was due to a 31.9% decrease in attendance, partially offset by a 1.2% increase in average concession revenues per patron. The net increase in Fiscal 2004 Period concession revenues per patron was primarily attributable to price increases and a favorable film product mix in the second and third quarters of the Fiscal 2004 Period.

Other Operating Revenues

        Total other operating revenues decreased $0.5 million, or 5.2%, to $9.1 million for the Fiscal 2005 Period, from $9.6 million for the Fiscal 2004 Period. Included in other operating revenues are on-screen and lobby advertising revenues, business meetings and concert event revenues, marketing revenues from certain of the Company's vendor marketing programs and game revenues. The decrease in other operating revenues in the Fiscal 2005 Period compared to the Fiscal 2004 Period was primarily due to the 19.1% decline in attendance during the Fiscal 2005 Period, partially offset by increases in revenues from our vendor marketing programs.

        Total other operating revenues decreased $10.3 million, or 51.8%, to $9.6 million for the Fiscal 2004 Period, from $19.9 million for the Fiscal 2003 Period. The decrease in other operating revenues in the Fiscal 2004 Period compared to the Fiscal 2003 Period was primarily the result of a decrease in certain vendor marketing programs, the closure of 83 underperforming screens during the Fiscal 2004 Period and the sale of the 46 theatres to UATG on June 6, 2003. The decrease in other operating revenues was partially offset by the inclusion of the two Hoyts theatres for a full Fiscal 2004 Period.

Operating Expenses

        The following table summarizes certain operating expenses for the Fiscal 2005 Period, Fiscal 2004 Period and the Fiscal 2003 Period (dollars in millions):

	Fiscal 2005 Period		Fiscal 2004 Period		Fiscal 2003 Period
	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	90.4	51.7	105.7	51.8	154.6	52.3
Cost of concessions(2)	10.0	14.6	11.8	14.8	16.6	14.4
Other theatre operating expenses(3)	109.8	43.5	121.7	41.5	167.2	38.8
Sale and leaseback rentals(3)	15.1	6.0	15.4	5.3	16.7	3.9
General and Administrative expenses(3)	7.6	3.0	8.8	3.0	12.9	3.0

(1)
Percentage of revenues calculated as a percentage of admissions revenues.

(2)
Percentage of revenues calculated as a percentage of concessions revenues.

(3)
Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

        Film rental and advertising costs decreased $15.3 million, or 14.5%, to $90.4 million in the Fiscal 2005 Period, from $105.7 million in the Fiscal 2004 Period. During the Fiscal 2005 Period, film rental and advertising costs as a percentage of admissions revenues decreased to 51.7% as compared to 51.8% in the Fiscal 2004 Period. The decreases in film rental and advertising costs during the Fiscal 2005 Period was a result of lower film rental cost associated with the lackluster performance of certain Fiscal 2005 Period films, partially offset by higher film rental cost associated with certain Fiscal 2005 films such as Star Wars: Episode III—Revenge of the Sith.

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

Cost of Concessions

        Cost of concessions decreased $1.8 million, or 15.3%, to $10.0 million in the Fiscal 2005 Period, from $11.8 million in the Fiscal 2004 Period. Cost of concessions as a percentage of concessions revenues decreased to 14.6% in the Fiscal 2005 Period as compared to 14.8% in the Fiscal 2004 Period. The decrease in the cost of concessions as a percentage of concession revenues during the Fiscal 2005 Period was primarily attributable to the mix of concession product.

        Cost of concessions decreased $4.8 million, or 28.9%, to $11.8 million in the Fiscal 2004 Period, from $16.6 million in the Fiscal 2003 Period due primarily to the result of the sale of the 46 theatres to UATG on June 6, 2003, and the net closure of 83 screens during the Fiscal 2004 Period. Cost of concessions as a percentage of concession revenues increased to 14.8% in the Fiscal 2004 Period as compared to 14.4% in the Fiscal 2003 Period. The increase in the cost of concessions as a percentage of concession revenues in the Fiscal 2004 Period was primarily attributable to the mix of concession product coupled with increases in promotional costs.

Other Theatre Operating Expenses

        Other theatre operating expenses decreased $11.9 million, or 9.8%, to $109.8 million in the Fiscal 2005 Period, from $121.7 million in the Fiscal 2004 Period. Other theatre operating expenses as a percentage of total revenues increased to 43.5% in the Fiscal 2005 Period as compared to 41.5% in the Fiscal 2004 Period. The decrease in total other theatre operating expenses in the Fiscal 2005 Period was primarily attributable to the 19.1% decline in attendance during the Fiscal 2005 Period and decrease in certain non-rent occupancy costs and certain other operating costs. The increase in other theatre operating expenses as a percentage of total revenues in the Fiscal 2005 Period was primarily attributable to decreasing revenues coupled with the fixed nature of various theatre operating expenses.

        Other theatre operating expenses decreased $45.5 million, or 27.2%, to $121.7 million in the Fiscal 2004 Period, from $167.2 million in the Fiscal 2003 Period. The decrease in total other theatre operating expenses in the Fiscal 2004 Period was primarily due to the result of the sale of the 46 theatres to UATG on June 6, 2003, the impact of one additional week of operating results during the Fiscal 2003 Period and the net closure of 83 screens during the Fiscal 2004 Period. Other theatre operating expenses as a percentage of total revenues increased to 41.5% in the Fiscal 2004 Period as compared to 38.8% in the Fiscal 2003 Period. The increase in other theatre operating expenses as a percentage of total revenues in the Fiscal 2004 Period was primarily due to the fixed cost nature of certain operating expenses, coupled with a decline in total revenues during the Fiscal 2004 Period.

Sale and Leaseback Rentals

        Sale and leaseback expenses decreased $0.3 million, or 1.9%, to $15.1 million during the Fiscal 2005 Period, from $15.4 million in the Fiscal 2004 Period. The decrease in sale and leaseback expenses in the Fiscal 2005 Period was due to a decrease in rent expense related to the sale of certain underperforming properties during the Fiscal 2005 Period as further described in Note 7 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

        Sale and leaseback expenses decreased $1.3 million, or 7.8%, to $15.4 million during the Fiscal 2004 Period, from $16.7 million in the Fiscal 2003 Period. The decrease in sale and leaseback expenses in the Fiscal 2004 Period was due to a decrease in rent expense related to the sale of certain underperforming properties during the Fiscal 2004 Period as further described in Note 7 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

General and Administrative Expenses

        General and administrative expenses decreased $1.2 million, or 13.6%, to $7.6 million during the Fiscal 2005 Period, from $8.8 million in the Fiscal 2004 Period. As a percentage of total revenues, general and administrative expenses were approximately 3.0% for both the Fiscal 2005 and Fiscal 2004 Periods. Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC. The decrease in general and administrative expenses during the Fiscal 2005 Period was primarily due to the reduction in management fee costs incurred during the Fiscal 2005 Period resulting from the decrease in total revenues during the Fiscal 2005 Period compared to the Fiscal 2004 Period.

        General and administrative expenses decreased $4.1 million, or 31.8%, to $8.8 million during the Fiscal 2004 Period, from $12.9 million in the Fiscal 2003 Period. As a percentage of total revenues, general and administrative expenses were approximately 3.0% for both the Fiscal 2004 and Fiscal 2003 Periods. Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC. The decrease in general and administrative expenses during the Fiscal 2004 Period was primarily due to the reduction in management fee costs incurred during the Fiscal 2004 Period resulting from the decrease in total revenues during the Fiscal 2004 Period compared to the Fiscal 2003 Period.

Depreciation and Amortization

        Depreciation and amortization decreased $0.4 million, or 2.9%, to $13.3 million in the Fiscal 2005 Period, from $13.7 million in the Fiscal 2004 Period. The decrease in depreciation and amortization during the Fiscal 2005 Period was primarily due to the closure of 100 screens during the Fiscal 2005 Period.

        Depreciation and amortization decreased $5.3 million, or 27.9%, to $13.7 million in the Fiscal 2004 Period, from $19.0 million in the Fiscal 2003 Period. The decrease in depreciation and amortization during the Fiscal 2004 Period was primarily due to the sale of the 46 theatres to UATG discussed above and the net closure of 83 screens during the Fiscal 2004 Period.

Income from Operations

        Income from operations totaled approximately $5.5 million for the Fiscal 2005 Period, which represents a decrease of $4.1 million, or 42.7%, from $9.6 million for the Fiscal 2004 Period. The decrease in income from operations during the Fiscal 2005 Period was primarily attributable to the reduction in total revenues discussed above, partially offset by a decrease in total operating expenses, including a net gain on the disposal and impairment of operating assets for the Fiscal 2005 Period.

        Income from operations totaled approximately $9.6 million for the Fiscal 2004 Period, which represents a decrease of $29.8 million, or 75.6%, from $39.4 million for the Fiscal 2003 Period. The decrease in income from operations during the Fiscal 2004 Period was primarily attributable to the sale of the 46 theatres to UATG during the Fiscal 2003 Period, the net closure of 83 screens during the Fiscal 2004 Period, the timing of our Fiscal 2004 Period calendar in comparison to the Fiscal 2003 Period calendar and the loss on a lawsuit settlement arising from the exhibition of a film, partially offset by a reduction of restructuring expenses and the inclusion of the two Hoyts theatres for a full Fiscal 2004 Period.

Interest Expense, Net

        Net interest expense decreased $0.7 million to ($0.1) million for the Fiscal 2005 Period, from $0.6 million for the Fiscal 2004 Period. The decrease in net interest expense during the Fiscal 2005 Period was primarily due to the repayment of the mortgage associated with the sale of the land and building related to one location and the increase in interest income during the Fiscal 2005 Period.

        Net interest expense decreased $9.0 million, or 93.8%, to $0.6 million for the Fiscal 2004 Period, from $9.6 million for the Fiscal 2003 Period. The decrease in net interest expense during the Fiscal 2004 Period was primarily due to the Company's repayment of the note payable to the Parent in June 2003 using funds obtained from the sale of 46 theatres to UATG.

Income Taxes

        The provision for income taxes increased $0.2 million, or 8.7%, to $2.5 million for the Fiscal 2005 Period, from $2.3 million for the Fiscal 2004 Period. Accordingly, the effective tax rate was 43.1% and 143.8% for the Fiscal 2005 and Fiscal 2004 Periods, respectively. The decrease in the effective tax rate was primarily attributable to a nondeductible loss recorded as a result of the purchase by UATC of a partnership interest in one of its subsidiaries on March 29, 2004 as described in Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, as well as certain other nondeductible expenses, including minority interest.

        The provision for income taxes decreased $9.2 million, or 80.0%, to $2.3 million for the Fiscal 2004 Period, from $11.5 million for the Fiscal 2003 Period. Accordingly, the effective tax rate was 143.8% and 39.2% for the Fiscal 2004 and Fiscal 2003 Periods, respectively. The increase in the effective tax rate was primarily attributable to the aforementioned nondeductible loss associated with the purchase by UATC of a partnership interest in one of its subsidiaries on March 29, 2004, and certain other nondeductible expenses, including minority interest.

        As discussed in Note 8 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, during 2005, REG, the parent company of the consolidated tax group which includes activity of the Company, was notified that the Internal Revenue Service ("IRS") would examine its 2002 and 2003 federal income tax returns. In October 2005, the examination of REG's federal tax returns for such years was completed, and REG and the IRS agreed to certain adjustments to the years under audit. Such adjustments did not have a material impact on the Company's provision for income taxes.

Net Income (Loss)

        Net income totaled $3.3 million for the Fiscal 2005 Period, which represents an increase of $4.0 million from a net loss of ($0.7) million for the Fiscal 2004 Period. The increase in net income for the Fiscal 2005 Period was primarily attributable to the decreases in interest expense, minority interest expense and the Fiscal 2004 Period expense related to the purchase of the partnership interests in one of our subsidiaries included as a component of "Other net," partially offset by an increase in income taxes and the decrease in income from operations, as discussed above.

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

Cash Flows

        The following table summarizes certain cash flow data for the Fiscal 2005 Period, Fiscal 2004 Period and Fiscal 2003 Period (dollars in millions):

	Fiscal 2005 Period	Fiscal 2004 Period	Fiscal 2003 Period
Net cash provided by operating activities	$19.5	$32.8	$37.0
Net cash provided by (used in) investing activities	9.5	(5.8)	307.2
Net cash used in financing activities	(33.0)	(13.3)	(379.4)

Net increase (decrease) in cash and cash equivalents	(4.0)	13.7	(35.2)

  Fiscal 2005 Period Compared to Fiscal 2004 Period

        Cash flows generated from operating activities were approximately $19.5 million for the Fiscal 2005 Period compared to approximately $32.8 million for the Fiscal 2004 Period. Fiscal 2005 Period cash flows generated from operating activities were impacted by several factors including a decrease in income from operations during the Fiscal 2005 Period related to a reduction in total revenues, partially offset by decreases in operating expenses including a net gain on the disposal and impairment of operating assets for the Fiscal 2005 Period. The $13.3 million net decrease in net cash provided by operating activities was attributable to a net decrease of $9.9 million in adjustments to reconcile net income to cash provided by operating activities and a net decrease of $7.4 million in changes in operating assets and liabilities, partially offset a $4.0 million increase in net income. Such adjustments included a decrease in depreciation and amortization of $0.4 million, a decrease in minority interest expense of $1.1 million, an increase in the net gain on the disposal and impairment of operating assets of $3.5 million and a loss of $7.4 million related to the purchase of the partnership interests in one of the Company's subsidiaries during the Fiscal 2004 Period, partially offset by an increase of $1.9 million in deferred income tax expense. The net decrease in the changes in operating assets and liabilities was primarily related to the timing of certain vendor payments and income tax payments and decreases in prepaid expenses and other current assets.

        Cash flows provided by investing activities were approximately $9.5 million for the Fiscal 2005 Period compared to cash flows used in investing activities of approximately $5.8 million for the Fiscal 2004 Period. The $15.3 million net increase in cash flows provided by investing activities was attributable to a $3.5 million decrease in capital expenditures and a $4.7 million increase in proceeds from the disposition of assets during the Fiscal 2005 Period and $9.9 million used to purchase the partnership interests in one of the Company's subsidiaries during the Fiscal 2004 Period, partially offset by $2.8 million in proceeds received from the sale of the Company's interest in a limited liability company during the Fiscal 2004 Period.

        Cash flows used in financing activities were approximately $33.0 million for the Fiscal 2005 Period compared to cash flows used in financing activities of approximately $13.3 million for the Fiscal 2004 Period. The $19.7 million net increase in cash flows used in financing activities was primarily attributable to the increase in cash dividends to the Parent of $10.6 million and the $2.7 million mortgage repayment during the Fiscal 2005 Period and the net decrease in the change in the related party receivable of $6.8 million during the Fiscal 2005 Period as compared to the Fiscal 2004 Period, described in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

  Fiscal 2004 Period Compared to Fiscal 2003 Period

        Cash flows generated from operating activities were approximately $32.8 million for the Fiscal 2004 Period compared to approximately $37.0 million for the Fiscal 2003 Period. The $4.2 million net decrease was attributable to a $18.5 million decrease in net income along with a net decrease of $12.0 million in adjustments to reconcile net income to cash provided by operating activities. Such adjustments included a decrease in depreciation and amortization of $5.3 million, which was primarily attributable to the sale of the 46 theatres to UATG during the Fiscal 2003 Period, a decrease in deferred income tax expense of $13.5 million and a $7.4 million loss related to the purchase of the partnership interests in one of the Company's subsidiaries during the Fiscal 2004 Period. A net increase of $26.3 million in changes in operating assets and liabilities partially offset the decrease in net cash provided by operating activities during the Fiscal 2004 Period. The net increase in operating assets and liabilities was primarily related to the timing of certain vendor payments and income tax payments.

        Cash flows used in investing activities were approximately $5.8 million for the Fiscal 2004 Period compared to cash flows provided by investing activities of approximately $307.2 million for the Fiscal 2003 Period. The $313.0 million net decrease was attributable to $9.9 million used to purchase the partnership interests in one of the Company's subsidiaries during the Fiscal 2004 Period as compared to $311.4 million in proceeds received for the sale of the 46 theatres to UATG and $7.3 million in construction advances received in the Fiscal 2003 Period. A net decrease of $7.5 million in capital expenditures and a net increase of $5.6 million in proceeds from asset sales partially offset the decrease in net cash provided by investing activities during the Fiscal 2004 Period.

        Cash flows used in financing activities were approximately $13.3 million for the Fiscal 2004 Period compared to cash flows used in financing activities of approximately $379.4 million for the Fiscal 2003 Period. The $366.1 million net increase was primarily attributable to the net decrease in the note payable to the Parent resulting from the repayment of the note in the Fiscal 2003 Period, the net decrease in the related party receivable of $24.2 million and the $87.5 million decrease in the cash dividends to the Parent during the Fiscal 2004 Period.

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

        The Company funds the cost of its capital expenditures through internally generated cash flow and cash on hand. The Company's capital requirements have historically arisen principally in connection with adding new screens and retrofitting existing theatres, upgrading the Company's theatre facilities and replacing equipment. The Company currently expects capital expenditures for theatre expansion, upgrading and replacements to be in the range of $5.0 million to $10.0 million in Fiscal 2006. During the Fiscal 2005 Period, the Company invested an aggregate of approximately $5.5 million in capital expenditures.

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

        On October 11, 2005, UATC entered into a purchase and sale agreement with Boardwalk Ventures, LLC ("Boardwalk") to sell a total of 5 theatres and 37 screens in Mississippi and Louisiana for cash in the amount of approximately $5.5 million. The disposition was completed on November 4, 2005. Pursuant to the agreement, Boardwalk was also granted the right to purchase 5 additional theatres with 28 screens in Mississippi and Louisiana for $4.9 million in cash.

Contractual Cash Obligations and Commitments

        The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases, including leases that are subject to sale and leaseback transactions, as further described in Note 7 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Other than operating leases which are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing. As of December 29, 2005, the Company's estimated contractual cash obligations over the next several periods are as follows (dollars in millions):

	Payments Due By Period
Contractual cash obligations	Total	Current	13-36 Months	37-60 Months	After 60 Months
Capital lease obligations, including interest(1)	$2.3	$0.1	$0.3	$0.4	$1.5
Operating leases(2)	377.4	39.2	76.5	74.9	186.8

Total contractual cash obligations	$379.7	$39.3	$76.8	$75.3	$188.3

(1)
The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of December 29, 2005. Refer to Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our capital lease obligations.

(2)
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

Sale-Leaseback Transactions

        For information regarding our various sale and leaseback transactions, refer to Note 7 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Critical Accounting Estimates

        Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. We evaluate and modify on an ongoing basis such estimates and assumptions, which include, but are not limited to, those related to film costs, property and equipment, goodwill and income taxes. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ materially from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as in the notes to the consolidated financial statements, if applicable, where such estimates, assumptions, and accounting policies affect our reported and expected results. Management has discussed the development and selection of its critical accounting estimates with the audit committee of our Board of Directors and the audit committee has reviewed our related disclosures herein.

        We believe the following accounting policies are critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  We adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" in 2002. SFAS No. 142 specifies that goodwill and indefinite-lived intangible assets will no longer be amortized but instead will be subject to an annual impairment assessment. Based on our annual impairment assessment conducted during fiscal 2005, fiscal 2004 and fiscal 2003, we were not required to record a charge for goodwill impairment. In assessing the recoverability of the goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods.

  •
  We estimate our film cost expense and related film cost payable based on management's best estimate of the ultimate settlement of the film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically "settled" within two to three months of a particular film's opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. Such adjustments have been historically insignificant. Actual film costs and film costs payable could differ materially from those estimates. For the fiscal years ended December 29, 2005, December 30, 2004 and January 1, 2004, there were no significant changes in our film cost estimation and settlement procedures.

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

  •
  The majority of our properties were appraised as part of the bankruptcy process. Such appraisals supported the estimated lives being used for depreciation and amortization purposes. Furthermore, our analysis of our historical capital replacement program is consistent with our depreciation policies. Finally, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Such analysis generally evaluates assets for impairment on an individual theatre basis. When the estimated future undiscounted cash flows of the operations to which the assets relate do not exceed the carrying value of the assets, such assets are written down to fair value. Our experience indicates that theatre properties become impaired primarily due to market or competitive factors rather than physical (wear and tear) or functional (inadequacy or obsolescence) factors. In this regard, we do not believe the frequency or volume of facilities impaired due to these market factors are significant enough to impact the useful lives used for depreciation periods.

  •
  For the fiscal years ended December 29, 2005, December 30, 2004 and January 1, 2004, no significant changes have been made to the depreciation and amortization rates applied to operating assets, the underlying assumptions related to estimates of depreciation and amortization, or the methodology applied. For the fiscal year ended December 29, 2005, consolidated depreciation and amortization expense was $13.3 million, representing 5.3% of consolidated total revenues. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation and amortization expense would have decreased by approximately $1.2 million or 9.0%. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation and amortization expense would have increased by approximately $1.5 million or 11.3%.

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

  •
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

  •
  For the fiscal year ended December 29, 2005, our provision for income taxes was $2.5 million. Changes in management's estimates and assumptions regarding the probability that certain tax return positions will be sustained, the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could impact the provision for income taxes and change the effective tax rate. A one percentage point change in the effective tax rate from 43.1% to 44.1% would have increased the current year income tax provision by approximately $0.1 million.

Quarterly Results

        The following tables set forth selected unaudited quarterly results for the eight quarters ended December 29, 2005. The quarterly financial data as of each period presented below have been derived from UATC's unaudited consolidated financial statements for those periods. Results for these periods are not necessarily indicative of results for the full year. The quarterly financial data should be read in conjunction with the consolidated financial statements of UATC and notes thereto included elsewhere in this Form 10-K.

(In millions)	Dec. 29, 2005	Sept. 29, 2005	June 30, 2005	March 31, 2005	Dec. 30, 2004	Sept. 30, 2004	July 1, 2004	April 1, 2004
Total revenues	$62.0	$63.1	$64.9	$62.5	$68.8	$74.0	$82.2	$68.3
Income (loss) from operations	3.2	1.5	—	0.8	(0.8)	1.5	7.0	1.9
Net income (loss)	2.1	0.7	—	0.5	(1.7)	0.5	2.0	(1.5)

Inflation

        The Company does not believe that inflation has had a material impact on its financial position or results of operations.

Seasonality

        The Company's revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, studios release the most marketable motion pictures during the summer and the holiday seasons. The unexpected emergence of a "hit" film during other periods can alter the traditional pattern. The timing of movie releases can have a significant effect on the Company's results of operations, and the results of one quarter are not necessarily indicative of the results for the next or any other quarter. The seasonality of motion picture exhibition, however, has become less pronounced as studios are releasing motion pictures somewhat more evenly throughout the year.

Recent Accounting Pronouncements

        For a discussion of the recent accounting pronouncements relevant to our operations, refer to the information provided under Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, which information is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        UATC's market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. As of December 29, 2005, the Company maintained no debt obligations bearing floating interest rates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
United Artists Theatre Circuit, Inc:

        We have audited the accompanying consolidated balance sheets of United Artists theatre Circuit, Inc. and subsidiaries as of December 29, 2005 and December 30, 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 29, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Artists Theatre Circuit, Inc. and subsidiaries as of December 29, 2005 and December 30, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Nashville, Tennessee
March 13, 2006

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in millions, except share data)

	December 29, 2005	December 30, 2004
Assets
Current assets:
Cash and cash equivalents	$31.5	$35.5
Receivables, net	1.0	0.8
Prepaid expenses, concession inventory and other current assets	0.9	5.3
Deferred income tax asset	0.1	0.7

Total current assets	33.5	42.3
Investments and related receivables	0.2	0.2
Assets held for sale	—	0.2
Property and equipment:
Land	3.3	5.7
Buildings, leasehold improvements and equipment	134.5	147.8

Total property and equipment	137.8	153.5
Accumulated depreciation and amortization	(56.2)	(51.7)

Total property and equipment, net	81.6	101.8
Goodwill	36.4	29.5
Other non-current assets	0.5	0.9

Total assets	$152.2	$174.9

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$15.6	$16.1
Accrued expenses	7.1	10.4
Current portion of debt obligations	0.1	0.5

Total current liabilities	22.8	27.0
Other non-current liabilities	3.4	5.5
Long-term debt	2.2	4.9
Deferred income tax liability	50.3	43.0

Total liabilities	78.7	80.4
Minority interest	1.8	2.0
Stockholder's equity
Preferred stock, $1.00 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 29, 2005 and December 30, 2004, respectively	—	—
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at December 29, 2005 and December 30, 2004, respectively	—	—
Additional paid-in capital	92.0	120.8
Unamortized deferred stock compensation	(0.8)	(3.1)
Retained earnings (deficit)	0.7	(2.6)
Related party receivables	(20.2)	(22.6)

Total stockholder's equity	71.7	92.5

Total liabilities and stockholder's equity	$152.2	$174.9

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

(Amounts in Millions)

	Year Ended December 29, 2005	Year Ended December 30, 2004	Year Ended January 1, 2004
Revenues:
Admissions	$174.7	$204.2	$295.5
Concessions	68.7	79.5	115.2
Other operating revenue	9.1	9.6	19.9

Total revenue	252.5	293.3	430.6
Operating expenses:
Film rental and advertising costs	90.4	105.7	154.6
Cost of concessions	10.0	11.8	16.6
Other operating expenses	109.8	121.7	167.2
Sale and leaseback rentals	15.1	15.4	16.7
General and administrative expenses	7.6	8.8	12.9
Depreciation and amortization	13.3	13.7	19.0
Net loss (gain) on disposal and impairment of operating assets	(1.7)	1.8	0.8
Restructure expenses and amortization of deferred stock compensation	2.5	3.0	3.4
Net loss on lawsuit settlement	—	1.8	—

Total operating expenses	247.0	283.7	391.2

Income from operations	5.5	9.6	39.4
Other (income) expense:
Interest expense, net	(0.1)	0.6	9.6
Minority interest in earnings of consolidated subsidiaries	(0.2)	0.9	0.6
Other, net	—	6.5	(0.1)

Total other (income) expense, net	(0.3)	8.0	10.1

Income before income taxes	5.8	1.6	29.3
Provision for income taxes	(2.5)	(2.3)	(11.5)

Net income (loss)	$3.3	$(0.7)	$17.8

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholder's Equity and Comprehensive Income (Loss)

(Amounts in Millions)

	Preferred stock	Common stock	Additional paid-in capital	Deferred stock compensation	Retained earnings/ (accumulated deficit)	Intercompany and Related party receivable	Total stockholder's equity
Balances at December 26, 2002	$—	$—	$112.3	$(8.5)	$18.3	$(36.8)	$85.3
Net income and comprehensive income	—	—	—	—	17.8	—	17.8
Dividends to Parent	—	—	(82.4)	—	(26.8)	—	(109.2)
Amortization of deferred stock compensation	—	—	—	2.6	—	—	2.6
Tax benefit from exercise of stock options	—	—	0.7	—	—	—	0.7
Change in related party receivable	—	—	—	—	—	(15.0)	(15.0)
Sale of certain theatre assets to UATG	—	—	87.3	—	—	20.0	107.3
Contribution from Parent of two Hoyts locations	—	—	12.4	—	—	—	12.4

Balances at January 1, 2004	—	—	130.3	(5.9)	9.3	(31.8)	101.9
Net income (loss) and comprehensive income (loss)	—	—	—	—	(0.7)	—	(0.7)
Dividend to Parent	—	—	(10.5)	—	(11.2)	—	(21.7)
Amortization of deferred stock compensation	—	—	—	2.8	—	—	2.8
Tax benefit from exercise of stock options	—	—	3.3	—	—	—	3.3
Change in related party receivable	—	—	—	—	—	9.2	9.2
Sale of certain theatre assets to UATG	—	—	(2.3)	—	—	—	(2.3)

Balances at December 30, 2004	—	—	120.8	(3.1)	(2.6)	(22.6)	92.5
Net income and comprehensive income	—	—	—	—	3.3	—	3.3
Dividends to Parent	—	—	(32.3)	—	—	—	(32.3)
Amortization of deferred stock compensation	—	—	—	2.3	—	—	2.3
Tax benefit from exercise of stock options	—	—	3.5	—	—	—	3.5
Change in related party receivable	—	—	—	—	—	2.4	2.4

Balances at December 29, 2005	$—	$—	$92.0	$(0.8)	$0.7	$(20.2)	$71.7

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in Millions)

	Year ended December 29, 2005	Year ended December 30, 2004	Year ended January 1, 2004
Cash flow from operating activities:
Net income (loss)	$3.3	$(0.7)	$17.8
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Effect of leases with escalating minimum annual rentals	0.2	—	1.2
Depreciation and amortization	13.3	13.7	19.0
Amortization of deferred stock compensation	2.3	2.8	2.6
Net loss (gain) on disposal and impairment of operating assets	(1.7)	1.8	0.8
Gain on sale of LLC interest	—	(0.9)	—
Loss on purchase of partnership interests	—	7.4	—
Minority interest in earnings of consolidated subsidiaries	(0.2)	0.9	0.6
Deferred income tax expense	4.8	2.9	16.4
Change in operating assets and liabilities (excluding effects of acquisition and dispositions):
Receivables	(0.2)	—	3.1
Prepaid expenses and concession inventory	4.4	0.3	(0.5)
Other assets	0.4	0.8	—
Accounts payable	(0.5)	(7.8)	(6.6)
Accrued expenses and other liabilities	(6.6)	11.6	(17.4)

Net cash provided by operating activities	19.5	32.8	37.0

Cash flow from investing activities:
Capital expenditures	(5.5)	(9.0)	(16.5)
Proceeds from disposition of fixed assets, net	15.0	10.3	4.7
Cash used to purchase partnership interests	—	(9.9)	—
Proceeds from the disposition of partnership interest	—	2.8	—
Proceeds from the sale of certain theatre assets to UATG	—	—	311.4
Decrease in reimbursable construction advances	—	—	7.3
Other, net	—	—	0.3

Net cash used in investing activities	9.5	(5.8)	307.2

Cash flow from financing activities:
Debt payments	(0.4)	(0.5)	(0.6)
Decrease (increase) in related party receivables	2.4	9.2	(15.0)
Payment of mortgage	(2.7)	—	—
Dividend to Parent	(32.3)	(21.7)	(109.2)
Other, net	—	(0.3)	0.1
Payment of affiliate note payable to Parent	—	—	(254.7)

Net cash used in financing activities	(33.0)	(13.3)	(379.4)

Net increase (decrease) in cash and cash equivalents	(4.0)	13.7	(35.2)
Cash and cash equivalents:
Beginning of period	35.5	21.8	57.0

End of period	$31.5	$35.5	$21.8

Supplemental cash flow information:
Cash paid for interest	$0.2	$0.4	$0.4

Cash paid for income taxes	$0.3	$3.6	$1.8

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2005

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

        UATC operates 715 screens in 85 theatres in 19 states as of December 29, 2005. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company's fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2003) results in a 53-week fiscal year.

        The Company became a subsidiary of Regal Entertainment Group ("REG" or "Regal") on April 12, 2002, in conjunction with an exchange transaction in which REG, through its wholly owned subsidiary Regal Entertainment Holdings, Inc. ("REH"), also acquired Edwards Theatres, Inc. ("Edwards"), Regal Cinemas Corporation ("Regal Cinemas") and Regal CineMedia Corporation ("Regal CineMedia"). REG is controlled by Anschutz Company ("Anschutz"), which indirectly controlled each of us, Edwards, Regal Cinemas, United Artists and Regal CineMedia prior to REG's acquisition of us and them in the exchange transaction. For a detailed discussion of the transactions resulting in Regal's acquisition of its subsidiaries, see Note 2 to the consolidated financial statements. On August 17, 2005, REH transferred the stock of United Artists to RCI. As a result, United Artists and its subsidiaries became subsidiaries of RCI.

        In connection with Regal's acquisition of its subsidiaries, Regal Cinemas, Inc. ("RCI"), an indirect subsidiary of Regal, agreed to manage the theatre operations of UATC and its subsidiaries pursuant to a management agreement.

        On March 28, 2003, as part of an acquisition by REG of Hoyts Cinemas Corporation ("Hoyts"), two theatre locations and 20 screens were contributed to UATC and recorded as a capital contribution totaling approximately $12.4 million. The results of operations of the two Hoyts theatres are reflected in the accompanying consolidated statements of operations from March 28, 2003.

        On June 6, 2003, UATC completed the sale of certain leased theatres consisting of 46 theatres and 438 screens in 11 states and certain other assets under construction to United Artists Theatre Group, LLC ("UATG"), a wholly owned subsidiary of REH, for a total cash consideration of approximately $291.4 million, pursuant to an asset purchase agreement between UATG and UATC. Also on June 6, 2003, UATG and Prop I entered into a purchase and sale agreement under which Prop I sold its right, title and interest in certain owned theatre properties to UATG for total cash consideration of approximately $20.0 million. With the proceeds of the sale of such properties, Prop I effected a payment of $20.0 million on its outstanding indebtedness to UATC. The purchase price for the leased theatres was based on a valuation of the operations of the leased theatres on an ongoing basis and the purchase price for the owned theatre properties was based on the appraised value for such properties.

        In connection with the series of transactions described above, UATC used the proceeds from the sale of the theatre assets of approximately $291.4 million and the $20.0 million repayment from Prop I along with cash on hand of approximately $57.4 million to (1) repay its outstanding indebtedness of approximately $263.8 million under a note payable to United Artists and (2) effect a cash dividend of approximately $105.0 million to United Artists.

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

        In November 2004, UATC effected a cash dividend of approximately $21.7 million to the Parent. The dividend was recorded as an $11.2 million reduction of retained earnings and a $10.5 million reduction of additional paid-in capital upon declaration.

        In March 2005 and October 2005, UATC effected cash dividends of approximately $21.8 million and $10.5 million, respectively to the Parent. The dividends were recorded as a reduction of additional paid-in capital upon declaration.

        On October 11, 2005, UATC entered into a purchase and sale agreement with Boardwalk Ventures, LLC ("Boardwalk") to sell a total of 5 theatres and 37 screens in Mississippi and Louisiana for cash in the amount of approximately $5.5 million. The disposition was completed on November 4, 2005. Pursuant to the purchase and sale agreement, Boardwalk was also granted the right to purchase 5 theatres and 28 screens in Mississippi and Louisiana. The purchase option price for such theatres is $4.9 million in cash.

(2) Formation of Regal Entertainment Group

Exchange Transaction

        On March 8, 2002, Anschutz entered into an agreement to exchange its controlling interest in United Artists for common stock of Regal, resulting in Regal being the majority shareholder of United Artists. Anschutz also exchanged its ownership interests in two other theatre companies for common stock of Regal. The management of these three theatre companies was combined, with management of the theatre operations based in Knoxville, Tennessee, while management of certain ancillary businesses was based in Centennial, Colorado. As described below, the exchange transaction was consummated on April 12, 2002.

        On April 12, 2002, through a series of transactions, Regal issued (1) 70,538,017 shares of Class B common stock to Anschutz in exchange for its controlling equity interests in Regal Cinemas, United Artists, Edwards and Regal CineMedia, (2) 14,052,320 shares of Class B common stock to OCM

Principal Opportunities Fund II, L.P. and its subsidiaries ("Oaktree's Principal Activities Group") in exchange for its contribution of capital stock of Regal Cinemas and Edwards and (3) 27,493,575 shares of Class A common stock to the other stockholders of Regal Cinemas, United Artists, Edwards and Regal CineMedia party to an exchange agreement in exchange for their capital stock of Regal Cinemas, United Artists, Edwards and Regal CineMedia.

        Upon the closing of the exchange transaction, the holders of outstanding options of United Artists received replacement options to purchase 2,287,552 shares of Regal Class A common stock at prices ranging from $4.44 to $12.87 per share. Regal also granted to certain holders of United Artists warrants in exchange for their contribution to Regal of outstanding warrants to purchase 3,750,000 shares of United Artists' common stock, warrants to purchase 3,928,185 shares of Regal Class B common stock at $8.88 per share and warrants to purchase 296,129 shares of Regal Class A common stock at $8.88 per share. Following the exchange transaction, Anschutz transferred beneficial ownership of 1,455,183 shares of Class B common stock to Oaktree's Principal Activities Group. In addition, Anschutz acquired an additional 697,620 shares of Class B common stock in May 2002.

        Anschutz controls approximately 82.0% of the combined voting power of Regal's outstanding common stock and, therefore, has the ability to direct the election of members of Regal's board of directors and to determine the outcome of other matters submitted to the vote of Regal's stockholders. Because Anschutz controls Regal, the Company's Parent and sole stockholder, it has the ability to control the Company.

Initial Public Offering of Regal Entertainment Group

        In May 2002, REG issued 18.0 million shares of its Class A common stock in an initial public offering at a price of $19.00 per share, receiving aggregate net offering proceeds, net of underwriting discounts, commissions and other offering expenses, of $314.8 million. A portion of the proceeds from this offering were used to repay UATC's term bank credit facility, which was replaced by a note payable to the Parent, which was obligated under a substantially similar note payable to Regal.

        On August 16, 2002, REH a wholly owned subsidiary of Regal acquired the remaining outstanding shares of common stock of United Artists held by the United Artists' minority stockholders and warrants to acquire shares of common stock of United Artists held by various institutional holders for approximately $34.0 million. Immediately prior to the acquisition, the common stock of United Artists was the only outstanding class of voting stock, of which the minority stockholders owned approximately 9.9%, and REH owned the remaining 90.1%. As a result of this transaction, United Artists became a wholly owned subsidiary of REH.

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

  Cash Equivalents

        The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents. At December 29, 2005, the Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

  Inventories

        Inventories consist of concession products and theatre supplies. The Company states inventories on the basis of first-in, first-out (FIFO) cost, which is not in excess of net realizable value.

  Property and Equipment

        The Company states property and equipment at cost. Major renewals and improvements are capitalized, while maintenance and repairs which do not improve or extend the lives of the respective assets, are expensed currently. Gains and losses from disposition of property and equipment are included in income and expense when realized. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Buildings	20-30 years
Equipment	5-15 years
Leasehold improvements	Lesser of term of lease or asset life

        Included in property and equipment is $2.3 million, $2.4 million and $2.5 million of assets accounted for under capital leases as of December 29, 2005, December 30, 2004 and January 1, 2004, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

  Goodwill

        The changes in the carrying amount of goodwill for the years ended December 29, 2005 and December 30, 2004 are as follows (in millions):

	Year Ended December 29, 2005	Year Ended December 30, 2004
Balance at beginning of year	$29.5	$29.5
Adjustments related to certain deferred taxes of UATC	6.9	—

Balance at end of year	$36.4	$29.5

        Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," became effective for the Company in the first quarter of fiscal 2002. This standard revised the financial accounting and reporting for goodwill and certain intangible assets. Among the revisions were the discontinuation of the amortization of goodwill and certain intangible assets and the periodic testing (at least annually) for the impairment of goodwill at a reporting unit level and additional financial statement disclosures. The Company has identified its reporting units under SFAS No. 142 to be the designated market areas in which the Company conducts its theatre operations. The fair value of the Company's identified reporting units were estimated using the expected present value of associated future cash flows and market values of the underlying theatres within each reporting unit. The Company's annual goodwill impairment assessments for the years ended December 29, 2005 and December 30, 2004 indicated that the fair value of its reporting units exceeded their carrying value and therefore, goodwill was not deemed to be impaired.

  Impairment of Long-Lived Assets

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. The Company generally evaluates assets for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the assets, the Company recognizes an impairment charge in the amount by which the carrying value of the assets exceeds their fair market value. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose. This analysis resulted in the recording of impairment charges of $0.8 million, $0.2 million and $0.1 million for the years ended December 29, 2005, December 30, 2004 and January 1, 2004, respectively.

  Other Assets

        Other non-current assets include long-term receivables and debt acquisition costs, which are deferred and amortized over the terms of the related agreements using a method that approximates the effective interest method. Other assets as of December 29, 2005, December 30, 2004 and January 1,

2004 were $0.5 million, $0.9 million and $0.8 million, respectively, net of accumulated amortization of $0.0 million, $0.1 million and $0.1 million, respectively.

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. In addition, income tax rules and regulations are subject to interpretation and require judgment by the Company and may be challenged by the taxation authorities. The Company establishes accruals relative to tax uncertainties that we deem to be probable of loss and that can be reasonably estimated. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance if it is deemed more likely than not that its deferred income tax assets will not be realized.

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

  Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No.148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to SFAS No. 123's fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.123 and Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Under SFAS No. 123, entities are permitted to recognize as expense the fair value of all stock-based awards on the date of grant over the vesting period and alternatively allows entities to continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and provide pro forma net income or loss and earnings or loss per share disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied.

        Upon the closing of the exchange transaction described in Note 2, the holders of outstanding options of United Artists received replacement options to purchase 2,287,552 shares of Regal Class A common stock at prices ranging from $4.44 to $12.87 per share. Regal has elected to continue accounting for its stock option plan using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations, which requires compensation costs to be recognized for the excess of the fair value of options on the date of grant over the option exercise price.

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

  Comprehensive Income

        Net income and comprehensive income were the same for all years presented.

  Reclassifications

        Certain reclassifications have been made to the 2003 and 2004 consolidated financial statements to conform to the 2005 presentation.

  Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions, as the Company does currently, using the intrinsic value method prescribed by APB Opinion No. 25, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the Company's consolidated statement of income rather than disclose the impact on the Company's consolidated net income within the Company's footnotes. SFAS 123R requires companies to assess the most appropriate model to calculate the value of the options. The Company currently utilizes the Black-Scholes valuation model to value its stock options. In addition, there are a number of other requirements under the new standard that would result in different accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and restricted stock awards issued under Regal's 2002 Stock Incentive Plan, and the presentation of such tax benefits within the consolidated statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, the Company will also be required to determine the transition method to be used at date of adoption. The allowed transition methods are the modified prospective and modified retroactive adoption alternatives. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method requires companies to record compensation expense for all unvested stock options and restricted stock beginning with the first disclosed period restated. The effective date of SFAS 123R for the Company's consolidated financial statements is December 30, 2005.

        The Company adopted SFAS 123R effective December 30, 2005 and expects to apply the modified prospective approach. The Company is currently evaluating the impact SFAS 123R will have on its consolidated financial position, cash flows and results of operations.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3", which requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. It also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company is not currently contemplating an accounting change which would be impacted by SFAS No. 154.

(4) Debt Obligations

        Debt obligations are summarized as follows (amounts in millions):

	December 29, 2005	December 30, 2004
Debt obligations(a)	$2.3	$5.4
Less current portion	(0.1)	(0.5)

Long-term debt	$2.2	$4.9

(a)
Debt obligations include $2.3 million of capital lease obligations as of December 29, 2005, $2.4 million of capital lease obligations and $3.0 million of mortgage collateralized by land and buildings as of December 30, 2004.

        In September 2005, UATC repaid the $2.7 million mortgage collateralized by land and building resulting from the sale of a theatre property located in Staten Island, NY.

        The aggregate annual maturities of debt obligations are as follows (amounts in millions):

2006	$0.1
2007	0.1
2008	0.2
2009	0.2
2010	0.2
Thereafter	1.5

Totals	$2.3

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

        RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the years ended December 29, 2005, December 30, 2004 and January 1, 2004, UATC recorded management fee expenses of approximately $7.6 million, $8.6 million and $10.7 million, respectively, related to this arrangement. Such fees have been recorded in the accompanying consolidated statements of operations as a component of "General and Administrative" expenses.

        Pursuant to the Company's management agreement with RCI, RCI provides all on-screen and lobby advertising and event services to UATC. UATC receives a net fee for the use of its theatres for such advertising and event services that is recorded in other revenue and totaled $1.5 million, $1.7 million and $2.2 million in the years ended December 29, 2005, December 30, 2004 and January 1, 2004, respectively.

        As of December 29, 2005, the Company's related party receivables totaled approximately $20.2 million, which represents a decrease of $2.4 million from $22.6 million as of December 30, 2004. The decrease in these receivables is primarily attributable to the timing of the intercompany cash collections and disbursements, as described above.

        In November 2004, UATC effected a cash dividend of approximately $21.7 million to the Parent. The dividend was recorded as an $11.2 million reduction of retained earnings and a $10.5 million reduction of additional paid-in capital upon declaration.

        In March 2005 and October 2005, UATC effected cash dividends of approximately $21.8 million and $10.5 million, respectively to the Parent. The dividends were recorded as a reduction of additional paid-in capital upon declaration.

        On August 17, 2005 REH, transferred the stock of United Artists to RCI. As a result, United Artists and its subsidiaries became subsidiaries of RCI.

(6) Restructure Costs

        Restructure costs are included in "Restructure costs and amortization of deferred stock compensation" in the accompanying consolidated statements of operations. As of December 29, 2005, December 30, 2004 and January 1, 2004 the Company has paid approximately $0.2 million, $0.2 million and $0.7 million of restructuring expenses, respectively.

(7) Sale—Leaseback Transaction

        In December 1995, UATC entered into a sale and leaseback transaction whereby the land and buildings underlying 27 of its operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. The transaction requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. UATC amended the lease on March 7, 2001 to allow UATC to terminate the master lease with respect to the obsolete properties, to allow the owner trustee to sell those properties and pay down the underlying debt (at a discount to par through September 2002 and par thereafter) and to reduce the amount of rent paid by UATC on the lease. Included in the 2001 amendment is a $35.0 million cap on the ability to sell properties. Through December 29, 2005 approximately $29.3 million of this cap has been utilized through theatre sales. Several of UATC's properties included in the sale and leaseback transaction have been determined by

UATC to be economically obsolete for theatre use. As of December 29, 2005, 16 theatres were subject to the sale leaseback transaction. One property is no longer operational. An evaluation of the remaining theatres is performed on an ongoing basis. Approximately $58.7 million in principal amount of pass-through certificates were outstanding as of December 29, 2005. On October 11, 2005, UATC entered into a purchase and sale agreement with Boardwalk to sell a total of 5 theatres and 37 screens in Mississippi and Louisiana for cash in the amount of approximately $5.5 million. One of these theatres is subject to the sale leaseback transaction. The disposition was completed on November 4, 2005.

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

(8) Income Taxes

        The components of the provision for income taxes for income from continuing operations for each of the fiscal years were as follows (in millions):

	Year Ended December 29, 2005	Year Ended December 30, 2004	Year Ended January 1, 2004
Federal
Current	$(1.9)	$(0.5)	$(3.9)
Deferred	4.0	2.4	13.8
State
Current	(0.4)	(0.1)	(1.0)
Deferred	0.8	0.5	2.6

Total income tax provision	$2.5	$2.3	$11.5

        During the years ended December 29, 2005, December 30, 2004 and January 1, 2004 a current tax benefit of $3.5 million, $3.3 million and $0.7 million, respectively, was allocated directly to shareholders equity for the exercise of stock options.

        The reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows (in millions):

	Year Ended December 29, 2005	Year Ended December 30, 2004	Year Ended January 1, 2004
Provision calculated at federal statutory income tax rate	$2.0	$0.6	$10.2
State and local income taxes, net of federal benefit	0.3	0.3	1.1
Disallowed loss	0.3	1.2	—
Minority interest	(0.1)	0.3	0.2
Other	—	(0.1)	—

Total income tax provision	$2.5	$2.3	$11.5

        Significant components of the Company's net deferred tax liability consisted of the following (in millions):

	Year Ended December 29, 2005	Year Ended December 30, 2004
Deferred tax assets
Net operating loss carryforward	$28.1	$28.1
Excess of tax basis over book basis of fixed assets	17.4	14.0
Accrued expenses	1.2	1.7
Other	—	3.2

Total deferred tax assets before valuation allowance	46.7	47.0
Valuation allowance	(28.1)	(28.2)

Total deferred tax assets after valuation allowance	18.6	18.8

Deferred tax liabilities
Deferred gain on sale of theatres	(53.0)	(59.5)
Excess of book basis over tax basis of intangible assets	(15.8)	(1.6)

Total deferred tax liabilities	(68.8)	(61.1)

Net deferred tax liability	$(50.2)	$(42.3)

        At December 29, 2005, the Company has net operating loss carryforwards for federal income tax purposes of approximately $67.9 million with expiration commencing during 2007. The Company's net operating loss carryforwards were generated by the predecessor entities of UATC. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize the net operating losses may be impaired as a result of the "ownership change" limitations.

        In assessing the valuation of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at December 29, 2005 and December 30, 2004 totaling $28.1 million and $28.2 million, respectively, as management believes it more likely than not that such deferred tax asset amounts would not be realized in future tax periods. The valuation allowance relates to pre-acquisition deferred tax assets of UATC. Accordingly, future reductions in the valuation allowance will reduce goodwill related to the acquisition of UATC.

        In June 2005, REG, the parent company of the consolidated tax group which includes activity of the Company, was notified that the IRS would examine its 2002 and 2003 federal income tax returns. During October 2005, the IRS completed its examination of REG's federal tax returns for such years and REG and the IRS agreed to certain adjustments to the Company's 2002 and 2003 federal tax returns. Such adjustments did not have a material impact on the Company's provision for income taxes.

(9) Commitments and contingencies

  Leases

        The Company accounts for a majority of its leases as operating leases. The Company, at its option, can renew a substantial portion of the leases at defined or then fair rental rates for various periods. Certain leases for Company theatres provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property. Also, certain leases contain escalating minimum rental provisions that have been accounted for on a straight-line basis over the initial term of the leases. Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of December 29, 2005, are summarized for the following fiscal years:

(In Millions)
2006	$39.2
2007	38.3
2008	38.2
2009	38.4
2010	36.5
Thereafter	186.8

        Rent expense including sale and leaseback rentals of $15.1 million, $15.4 million, and $16.7 million for the years ended December 29, 2005, December 30, 2004 and January 1, 2004 under such operating leases amounted to $44.5 million, $46.8 million and $62.5 million for the years ended December 29, 2005, December 30, 2004 and January 1, 2004, respectively. Contingent rent expense was $1.1 million, $1.5 million and $1.5 million for the years ended December 29, 2005, December 30, 2004 and January 1, 2004, respectively.

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

        The Americans with Disabilities Act of 1990 (the "ADA") and certain state statutes, among other things, require that places of public accommodation, including theatres (both existing and newly constructed), be accessible to the disabled. With respect to access to theatres, the ADA may require modifications to be made to existing theatres, if readily achievable, to make them accessible to certain theatre patrons and employees who are disabled.

        The ADA requires that theatres be constructed in such a manner to enable persons with disabilities full use of the theatre, and its facilities, and reasonable access to work stations. The ADA provides for a private right of action and reimbursement of plaintiffs' attorneys' fees and expenses under certain circumstances. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, award of damages to private litigants and additional capital expenditures to remedy such non-compliance. The Parent and several of its subsidiaries and UATG are subject to a consent decree arising from a lawsuit captioned Connie Arnold et. al. v. United Artists Theatre Circuit, Inc. The plaintiffs alleged nationwide violations of the ADA for failure to remove barriers to access at existing theatres in a timely manner. In 1996, the parties involved in the case entered into a settlement agreement in which UATC agreed to remove physical barriers to access at its theatres prior to July 2001. In January 2001, the settlement agreement was amended to, among other things, extend the completion date for the barrier removal to July 2006 and require minimum expenditures of $250,000 a year for barrier removal. UATC has established a program to review and evaluate UATC theatres and to make any changes that may be required by the ADA. UATC estimates the costs to comply with these requirements will total approximately $1.0 million.

        On March 18, 2003, Reading International, Inc., Citadel Cinemas, Inc. and Sutton Hill Capital, LLC (each a "Plaintiff" and collectively the "Plaintiffs") filed a complaint and demand for jury trial in the United States District Court for the Southern District of New York against Oaktree Capital Management LLC, Onex Corporation ("Loews"), Regal, United Artists, UATC, Loews Cineplex Entertainment Corporation, Columbia Pictures Industries, Inc., The Walt Disney Company, Universal Studios, Inc., Paramount Pictures Corporation, Metro-Goldwyn-Mayer Distribution Company, Fox Entertainment Group, Inc., Dreamworks LLC, Stephen Kaplan and Bruce Karsh (collectively, the "Defendants") alleging various violations by the Defendants of federal and state antitrust laws and New York common law. The Plaintiffs allege, among other things, that the consolidation of the theatre industry and alleged agreements between and among Regal, movie distributors, and Loews, have adversely impacted their ability to exhibit first-run industry-anticipated top-grossing commercial films at their Village East theatre in Lower Manhattan, and are seeking, among other things, a declaration that the Defendants' conduct is in violation of antitrust laws, damages, and equitable relief enjoining Defendants from engaging in future anticompetitive conduct. On December 10, 2003, the court granted Defendant's motion to dismiss in part, thereby dismissing several of Plaintiffs' claims and dismissing Sutton Hill as a Plaintiff. On December 24, 2003, Plaintiffs amended their complaint to add Village East Limited Partnership as a Plaintiff. Management believes that the remaining allegations and claims are without merit and intends to vigorously defend against the Plaintiffs' claims. On July 29, 2005, Regal filed a motion for summary judgment as to all counts asserted against it and its subsidiaries. The motion will most likely be decided in the first half of 2006.

        From time to time, we receive letters from private and public attorneys, in states where we operate theatres, regarding investigation into the accessibility of our theatres to persons with visual or hearing impairments. We believe we provide the members of the visually and hearing impaired communities with reasonable access to the movie-going experience.

        We believe that we are in substantial compliance with all current applicable regulations relating to accommodations for the disabled. We intend to comply with future regulations in that regard, and except as set forth above, we do not currently anticipate that compliance will require us to expend substantial funds. Our theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation requirements. We believe that we are in substantial compliance with all of such laws.

(10) Capital Stock and Stock Option Plan

Common and Preferred Stock

        UATC is authorized to issue 1,000 shares of its $1.00 par value common stock, of which 100 shares are issued and outstanding at December 29, 2005, and are all held by the Parent. At December 29, 2005, the Company has 5,000,000 shares of preferred stock authorized with none issued.

Stock Option Plans

        At December 29, 2005, Regal had a stock option plan. At December 29, 2005, Regal applied the provisions of APB Opinion No. 25 and related interpretations in accounting for these plans. No compensation cost has been recognized by UATC for Regal's stock option plan except for the amortization of deferred stock compensation of $2.3 million, $2.8 million and $2.6 million for the years ended December 29, 2005, December 30, 2004 and January 1, 2004, respectively. For a discussion of the fiscal 2006 adoption of SFAS 123R, refer to the information provided under Note 3 to the consolidated financial statements.

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

        REG sponsors an employee benefit plan, the Regal Entertainment Group 401(k) Profit Sharing Plan (the "Plan"), under section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees of UATC. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. The Plan currently matches an amount equal to 40% of the participant's contributions up to 6% of the participant's compensation. Employee contributions are invested in various investment funds based upon elections made by the employee.

(12) Fair Value of Financial Instruments

        The methods and assumptions used to estimate the fair value of each class of financial instrument are as follows:

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued liabilities:

        The carrying amounts approximate fair value because of the short maturity of these instruments.

Long term obligations, excluding capital lease obligation:

        The fair value of the Company's debt obligations were based on recent financing transactions for similar debt issuances and the carrying amounts approximates the fair value.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 29, 2005, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 29, 2005, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 29, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. OTHER INFORMATION

        None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Shown below are the names, ages as of December 29, 2005, and current position of our directors and executive officers. There are no family relationships between any of the persons listed below, or between any of such persons and any of the directors of the Company or any persons nominated or chosen by the Company to become a director or executive officer of the Company. Each Director's term is for a period of one year.

Name	Age	Position
Michael L. Campbell	52	President and Chairman of the Board
Gregory W. Dunn	46	Director and Vice President
Amy E. Miles	39	Director, Vice President and Treasurer
Peter B. Brandow	45	Vice President and Secretary

        Michael L. Campbell has served as a member of our board of directors since March 24, 2003 and as our President and Chairman of the Board since August 8, 2002. He is also Chairman and Chief Executive Office of Regal and is Chief Executive Officer and a member of the board of directors of Regal Cinemas, Inc. Mr. Campbell served as Co-Chairman of the Board and Co-Chief Executive Officer of Regal from March 2002 to May 2005. Mr. Campbell became Regal's Chief Executive Officer and Chairman of the Board in May 2005. Mr. Campbell founded Regal Cinemas, Inc. in November 1989, and has served as Chief Executive Officer of Regal Cinemas, Inc. since its inception. Prior thereto, Mr. Campbell was the Chief Executive Officer of Premiere Cinemas Corporation, which he co-founded in 1982, and served in such capacity until Premiere was sold in October 1989. Mr. Campbell is a director of Regal, Eon Streams, Inc., Fandango, Inc. and the National Association of Theatre Owners ("NATO") and serves on Regal's and NATO's executive committee of the board of directors. Mr. Campbell served as a director and executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the related bankruptcy proceedings.

        Gregory W. Dunn has served as a member of our board of directors and as our Vice President since March 24, 2003. He is the President and Chief Operating Officer of Regal. Mr. Dunn has served as President and Chief Operating Officer of Regal since May 2005 and prior to that time he served as Executive Vice President and Chief Operating Officer from March 2002. Mr. Dunn served as Executive Vice President and Chief Operating Officer of Regal Cinemas, Inc. from 1995 to March 2002. Mr. Dunn served as Vice President of Marketing and Concessions of Regal Cinemas, Inc. from 1991 to 1995. Mr. Dunn served as an executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the related bankruptcy proceedings.

        Amy E. Miles has served as a member of our board of directors since March 24, 2003 and as our Vice President and Treasurer since August 8, 2002. She is the Executive Vice President, Chief Financial Officer and Treasurer of Regal and has served as such since March 2002. Ms. Miles has served as the Executive Vice President, Chief Financial Officer and Treasurer of Regal Cinemas, Inc. since January 2000. Prior thereto, Ms. Miles served as Senior Vice President of Finance from April 1999, when she joined Regal Cinemas, Inc. Ms. Miles was a Senior Manager with Deloitte & Touche from 1998 to 1999. From 1989 to 1998 she was with PricewaterhouseCoopers, LLC. Ms. Miles served as an executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the related bankruptcy proceedings.

        Peter Brandow has served as our Vice President and Secretary since March 24, 2003. He is the Executive Vice President, General Counsel and Secretary of Regal and has served as such since March 2002. Mr. Brandow has served as the Executive Vice President, General Counsel and Secretary of Regal Cinemas, Inc. since July 2001, and prior to that time he served as Senior Vice President, General Counsel and Secretary of Regal Cinemas, Inc. from February 2000. Mr. Brandow served as Vice President, General Counsel and Secretary from February 1999 when he joined Regal Cinemas, Inc. From September 1989 to January 1999, Mr. Brandow was an associate with the law firm Simpson Thatcher & Bartlett. Mr. Brandow served as an executive officer of Regal Cinemas, Inc. when it filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the related bankruptcy proceedings.

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

Item 11. EXECUTIVE COMPENSATION

        The following table shows the fiscal 2005, 2004 and 2003 cash compensation and certain other compensation paid to or accrued by certain of our executive officers for the fiscal year ended December 29, 2005, December 30, 2004 and January 1, 2004. These individuals are referred to as our Named Executive Officers. The compensation reported for the Named Executive Officers for fiscal 2005 is the compensation that they received in their capacities as executive officers of Regal. The Named Executive Officers did not receive any additional compensation from us or any other Regal subsidiary during the year.

Long-Term Compensation
Awards
	Annual Compensation					Securities Underlying Regal Stock Options
Name and Principal Position
	Year	Salary		Bonus
Michael L. Campbell President and Chairman of the Board	2005 2004 2003	$ $ $	589,100 589,100 589,100	$ $ $	589,100 530,190 650,000	— — —
Gregory W. Dunn Director and Vice President	2005 2004 2003	$ $ $	398,244 377,169 377,169	$ $ $	300,000 254,589 282,877	— — —
Amy E. Miles Director, Vice President and Treasurer	2005 2004 2003	$ $ $	350,000 350,000 325,000	$ $ $	262,500 249,375 275,000	— — —
Peter B. Brandow Vice President and Secretary	2005 2004 2003	$ $ $	311,100 311,100 305,000	$ $ $	221,659 209,993 228,750	— — —

Option Grants in Last Fiscal Year

        There were no stock option grants to our Named Executive Officers during fiscal 2005

Aggregated Option Exercises In Last Fiscal Year and FY-End Option Values

        Our Named Executive Officers did not exercise any stock options to purchase shares of our common stock during the fiscal year ended December 29, 2005 and, because all of our post-bankruptcy grants were exchanged for option grants from Regal in the exchange transaction, none of our securities were underlying unexercised stock options at fiscal year end. Accordingly, the aggregated option exercise table has been omitted. For information regarding the Regal options exercises of our Named Executive Officers during the fiscal year, please refer to Regal's proxy statement for its annual stockholders meeting to be held on May 10, 2006 and to be filed with the Securities and Exchange Commission within 120 days after December 29, 2005.

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

        Regal entered into an employment agreement with Mr. Campbell on May 3, 2002, pursuant to which Mr. Campbell serves as our President and as the Chief Executive Officer of Regal and Regal Cinemas. The term of the agreement is three years, subject to an automatic one-year extension on each anniversary date of the agreement. The agreement provides for a base annual salary of $589,100, subject to subsequent annual adjustment. Mr. Campbell is also eligible to receive a cash bonus each year based on performance and attainment of earnings objectives set by Regal's board of directors. Mr. Campbell's target bonus will be at least 100% of his base annual salary and his stretch bonus will be at least 150% of his base annual salary.

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

        Regal entered into employment agreements with Ms. Miles and Mr. Dunn on May 3, 2002, pursuant to which Ms. Miles serves as our Vice President and Treasurer and as Chief Financial Officer of Regal and Regal Cinemas, and Mr. Dunn serves as our Vice President, as Regal's President and Chief Operating Officer and as Executive Vice President and Chief Operating Officer of Regal Cinemas. The term of each agreement is three years, subject to an automatic one-year extension on each anniversary date of the agreements. The agreements provide for base annual salaries of $377,169 for Mr. Dunn and $310,500 for Ms. Miles, subject to subsequent annual adjustment. Each of them is also eligible to receive a cash bonus each year based on performance and attainment of earnings objectives set by Regal's board of directors. Each of their target bonuses will be at least 75% of their respective base annual salary and each of their stretch bonuses shall be at least 100% of their respective base annual salary.

        If either Ms. Miles' or Mr. Dunn's employment is terminated without cause, the terminated officer is entitled to severance payments equal to two times his or her base annual salary and health and life insurance benefits for 24 months from the date of the termination of his or her employment. Under those circumstances, he or she is also entitled to receive, pro-rated to the date of termination, any bonus he or she would have received for that year. If either Mr. Dunn or Ms. Miles terminates his or her employment for good reason, he or she is entitled to receive, in addition to amounts payable if we were to have terminated his or her employment without cause, one times their respective target bonus. Also, if Regal terminates employment, or if either of them resigns for good reason within three months prior to, or one year after, a change of control of Regal, the resigning officer is entitled to receive severance payments equal to: (i) the actual bonus, pro-rated to the date of termination, that the executive officer would have received in the fiscal year in which the termination occurs, and (ii) two times the executive officer's annual salary plus one and one-half times the executive officer's target bonus, and health and life insurance benefits for 30 months. Mr. Dunn and Ms. Miles are each also subject to a noncompete agreement under which he or she agrees not to compete with Regal or its theatre affiliates or solicit or hire certain of Regal's employees during the term of his or her employment agreement and for one year thereafter.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        We are a wholly owned subsidiary of United Artists, which is an indirect wholly owned subsidiary of Regal. Anschutz, which beneficially owned as of December 29, 2005, approximately 50.0% of Regal's Class A common stock, approximately 87.8% of Regal's Class B common stock and approximately 82.0% of the voting power of Regal's outstanding voting capital stock, may be deemed to beneficially own our shares held directly by United Artists. Philip F. Anschutz, as the sole owner of Anschutz, may be deemed to beneficially own our shares beneficially owned by Anschutz. The foregoing information is based upon a filing made by Anschutz and Mr. Anschutz with the Securities and Exchange Commission in respect of the shares of Regal beneficially owned by it and him. None of our directors or named executive officers owns beneficially any of our shares of capital stock.

Equity Compensation Plan Information

        We do not have any compensation plans outstanding under which our equity securities are authorized for issuance, and we have no present intention to adopt any such plans.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        UATC leases certain of its theatres from Prop I in accordance with a master lease (the "Master Lease"). The Master Lease provides for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre. In order to fund the cost of additions and/or renovations to the theatres leased by UATC from Prop I, UATC has periodically made advances to Prop I. As part of the application of fresh-start reporting the receivable was reclassified from other assets to stockholder's equity and interest no longer accrues on this account. The receivable will be reduced upon any sale of properties by Prop I, with UATC receiving the net proceeds of the sale. As described in Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, Prop I used the proceeds from the sale of its interest in certain owned theatre properties to UATG to repay $20.0 million on its outstanding indebtedness to UATC.

        RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the years ended December 29, 2005, December 30, 2004 and January 1, 2004, UATC recorded management fee expenses of approximately $7.6 million, $8.6 million and $10.7 million, respectively, related to this arrangement. Such fees have been recorded in the accompanying consolidated statements of operations as a component of "General and Administrative" expenses.

        Pursuant to the Company's management agreement with RCI, RCI provides all on-screen and lobby advertising and event services to UATC. UATC receives a net fee for the use of its theatres for such advertising and event services that is recorded in other revenue and totaled $1.5 million, $1.7 million and $2.2 million in the years ended December 29, 2005, December 30, 2004 and January 1, 2004, respectively.

        As of December 29, 2005, the Company's related party receivables totaled approximately $20.2 million, which represents a decrease of $2.4 million from $22.6 million as of December 30, 2004. The decrease in these receivables is primarily attributable to the timing of the intercompany cash collections and disbursements, as described above.

        In November 2004, UATC effected a cash dividend of approximately $21.7 million to the Parent. The dividend was recorded as an $11.2 million reduction of retained earnings and a $10.5 million reduction of additional paid-in capital upon declaration.

        In March 2005 and October 2005, UATC effected cash dividends of approximately $21.8 million and $10.5 million, respectively to the Parent. The dividends were recorded as a reduction of additional paid-in capital upon declaration.

        United Artists became a wholly owned subsidiary of REH through a series of transactions in April and August 2002. On June 6, 2003 UATC completed the sale of certain leased theatres consisting of 46 theatres and 438 screens in 11 states and certain other assets under construction to UATG, a wholly owned subsidiary of REH, for total cash consideration of approximately $291.4 million, pursuant to an asset purchase agreement between UATG and UATC. Also, on June 6, 2003, Prop I effected a payment of $20.0 million on its outstanding indebtedness to UATC. Concurrent with the sale, UATC used a portion of the proceeds from the sale of the theatre assets to repay its outstanding indebtedness and related accrued interest of approximately $263.8 million under a note payable to United Artists.

        On August 17, 2005, REH transferred the stock of United Artists to RCI. As a result, United Artists and its subsidiaries, including UATC, became subsidiaries of RCI.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors

        KPMG, LLP served as our independent auditors for the fiscal years ended December 29, 2005 and December 30, 2004. For such fiscal years we paid fees for services from KPMG as discussed below.

  •
  Audit Fees. The aggregate fees billed for professional services rendered by KPMG for the audit of our annual financial statements included in our Form 10-K and the review of the financial statements included in our Forms 10-Q were approximately $102,120 for the fiscal year ended December 29, 2005 and $149,400 for the fiscal year ended December 30, 2004.

  •
  Audit-Related Fees. The Company did not incur any aggregate fees for professional services rendered by KPMG for assurances and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended December 29, 2005 and for the fiscal year ended December 30, 2004.

  •
  Tax Fees. The Company did not incur any aggregate fees billed for professional services rendered by KPMG related to federal and state tax compliance, tax advice and tax planning for the fiscal year ended December 29, 2005 and for the fiscal year ended December 30, 2004. All of these services are permitted non-audit services.

  •
  All Other Fees. The Company did not incur any aggregate fees for all other services rendered by KPMG for the fiscal year ended December 29, 2005 and for the fiscal year ended December 30, 2004.

Board of Directors Pre-Approval Policy

        Our Board of Directors pre-approves all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis. These services may include audit services, audit related services, tax services and other services. Our Vice President and Treasurer is responsible for presenting the board with an overview of all proposed audit, audit related, tax or other non-audit services to be performed by the independent auditors. The presentation must be in sufficient detail to define clearly the services to be performed. The board does not delegate the responsibilities to pre-approve services performed by the independent auditors to management or to an individual member of the board.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this report on Form 10-K:

        (1)   Consolidated financial statements of United Artists Theatre Circuit, Inc.:

  Report of Independent Registered Public Accounting Firm—Consolidated Financial Statements

  UATC's Consolidated Balance Sheets as of December 29, 2005 and December 30, 2004

  UATC's Consolidated Statements of Operations for the fiscal years ended December 29, 2005, December 30, 2004 and January 1, 2004

  UATC's Consolidated Statements of Stockholder's Equity and Comprehensive Income (Loss) for the fiscal years ended December 29, 2005, December 30, 2004 and January 1, 2004

  UATC's Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2005, December 30, 2004 and January 1, 2004

  Notes to UATC's Consolidated Financial Statements

        (2)   Financial Statement Schedules have been omitted because of the absence of conditions under which these are required, or because the information is shown elsewhere in this Form 10-K.

(3)
Exhibits: The following exhibits are filed as part of the annual report on Form 10-K.

Exhibit Number	Description
2.1	United Artists Second Amended Joint Plan of Reorganization (filed as exhibit 2 to United Artists Theatre Circuit, Inc.'s Current Report on Form 8-K filed on February 9, 2001 (Commission File No. 033-49598), and incorporated herein by reference)
3.1	Restated Articles of Incorporation of United Artists Theatre Circuit, Inc. (filed as exhibit 3.1 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)
3.2	Bylaws of United Artists Theatre Circuit, Inc. (filed as exhibit 3.2 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)
4.1	Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Northway Associates Limited Partnership, State Street Bank and Trust Company, Susan Keller and MacKay Shields LLC (filed as exhibit 10.2 to United Artists Theatre Circuit, Inc.'s Form 10-Q for the fiscal quarter ended March 29, 2001 (Commission File No. 033-49598), and incorporated herein by reference)
4.2	Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.2 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)
4.3	Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as exhibit 4.3 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)
4.4	Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut, Alan B. Coffey and Fleet National Bank of Connecticut (filed as exhibit 4.4 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)
4.5	Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as exhibit 4.5 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)
4.6	Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists (filed as exhibit 4.6 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)
4.7	Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corporation and United Artists Theatre Circuit, Inc. (filed as exhibit 10.1 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)

10.1	Trademark Agreement as of May 12, 1992 by United Artists Entertainment Company, United Artists Holdings, Inc., United Artists Cable Holdings, Inc., United Artists Theatre Holding Company, on the one hand and United Artists Theatre Circuit, Inc., United Artists Realty Company, UAB, Inc., and UAB II, Inc., on the other hand (filed as exhibit 10.9 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)
10.2	Tax Sharing Agreement, dated as of May 12, 1992, between United Artists Theatre Company and United Artists Theatre Circuit, Inc. (filed as exhibit 10.11 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)
10.3	Management Agreement, dated as of May 27, 2003, between Regal Cinemas, Inc. and United Artists Theatre Circuit, Inc. filed as exhibit 10.3 to United Artists Theatre Circuit, Inc.'s Form 10-K (Commission File No. 033-49598) filed on March 31, 2004, and incorporated herein by reference)
10.4*	Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Michael L. Campbell (filed as exhibit 10.4 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.5*	Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Gregory W. Dunn (filed as exhibit 10.7 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.6*	Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Amy E. Miles (filed as exhibit 10.6 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.7	Purchase and Sale Agreement by and between United Artists Theatre Circuit, Inc., as seller, and Boardwalk Ventures, LLC, as purchaser, dated as of October 11, 2005.
21.1	Subsidiaries of United Artists Theatre Circuit, Inc.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer

*
Identifies each management contract or compensatory plan or arrangement.

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

Signature	Title	Date

/s/ MICHAEL L. CAMPBELL Michael L. Campbell	President and Chairman of the Board (Principal Executive Officer)	March 29, 2006
/s/ AMY E. MILES Amy E. Miles	Director, Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2006
/s/ GREGORY W. DUNN Gregory W. Dunn	Director	March 29, 2006

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

Exhibit Index

Exhibit Number	Description
2.1	United Artists Second Amended Joint Plan of Reorganization (filed as exhibit 2 to United Artists Theatre Circuit, Inc.'s Current Report on Form 8-K filed on February 9, 2001 (Commission File No. 033-49598), and incorporated herein by reference)
3.1	Restated Articles of Incorporation of United Artists Theatre Circuit, Inc. (filed as exhibit 3.1 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)
3.2	Bylaws of United Artists Theatre Circuit, Inc. (filed as exhibit 3.2 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)
4.1	Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Northway Associates Limited Partnership, State Street Bank and Trust Company, Susan Keller and MacKay Shields LLC (filed as exhibit 10.2 to United Artists Theatre Circuit, Inc.'s Form 10-Q for the fiscal quarter ended March 29, 2001 (Commission File No. 033-49598), and incorporated herein by reference)
4.2	Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.2 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)
4.3	Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as exhibit 4.3 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)
4.4	Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut, Alan B. Coffey and Fleet National Bank of Connecticut (filed as exhibit 4.4 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)
4.5	Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as exhibit 4.5 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)
4.6	Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists (filed as exhibit 4.6 to United Artists Theatre Circuit, Inc.'s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)
4.7	Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corporation and United Artists Theatre Circuit, Inc. (filed as exhibit 10.1 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)

10.1	Trademark Agreement as of May 12, 1992 by United Artists Entertainment Company, United Artists Holdings, Inc., United Artists Cable Holdings, Inc., United Artists Theatre Holding Company, on the one hand and United Artists Theatre Circuit, Inc., United Artists Realty Company, UAB, Inc., and UAB II, Inc., on the other hand (filed as exhibit 10.9 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)
10.2	Tax Sharing Agreement, dated as of May 12, 1992, between United Artists Theatre Company and United Artists Theatre Circuit, Inc. (filed as exhibit 10.11 to United Artists Theatre Circuit, Inc.'s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)
10.3	Management Agreement, dated as of May 27, 2003, between Regal Cinemas, Inc. and United Artists Theatre Circuit, Inc. filed as exhibit 10.3 to United Artists Theatre Circuit, Inc.'s Form 10-K (Commission File No. 033-49598) filed on March 31, 2004, and incorporated herein by reference)
10.4*	Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Michael L. Campbell (filed as exhibit 10.4 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.5*	Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Gregory W. Dunn (filed as exhibit 10.7 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.6*	Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Amy E. Miles (filed as exhibit 10.6 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)
10.7	Purchase and Sale Agreement by and between United Artists Theatre Circuit, Inc., as seller, and Boardwalk Ventures, LLC, as purchaser, dated as of October 11, 2005.
21.1	Subsidiaries of United Artists Theatre Circuit, Inc.
31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

*
Identifies each management contract or compensatory plan or arrangement.