Form 10-Q
period 2006-03-30
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2006-05-15
CIK 889570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2006

Commission file number: 033-49598

UNITED ARTISTS THEATRE CIRCUIT, INC.

(Exact name of registrant as Specified in its Charter)

Maryland	13-1424080
(State or Other Jurisdiction of	(Internal Revenue Service
Incorporation or Organization)	Employer
Identification Number)

7132 Regal Lane
Knoxville, TN	37918
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 865/922-1123

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act).(Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐    No ☒

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

The number of shares outstanding of $1.00 par value common stock at May 15, 2006 was 100 shares.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(Amounts in millions, except share data)

	March 30, 2006	December 29, 2005
Assets
Current assets:

Cash and cash equivalents	$25.5	$31.5
Receivables, net	0.3	1.0
Prepaid expenses, concession inventory and other current assets	7.0	0.9
Deferred income tax asset	0.1	0.1

Total current assets	32.9	33.5
Investments and related receivables	0.2	0.2

Property and equipment:

Land	3.3	3.3
Buildings, leasehold improvements and equipment	133.4	134.5

Total property and equipment	136.7	137.8
Accumulated depreciation and amortization	(57.2)	(56.2)

Total property and equipment, net	79.5	81.6
Goodwill	36.4	36.4
Other non-current assets	0.4	0.5

Total assets	$149.4	$152.2

Liabilities and Stockholder’s Equity
Current liabilities:

Accounts payable	$14.1	$15.6
Accrued expenses	6.2	7.1
Current portion of debt obligations	0.1	0.1

Total current liabilities	20.4	22.8
Other non-current liabilities	3.3	3.4
Long-term debt	2.1	2.2
Deferred income tax liability	50.6	50.3

Total liabilities	76.4	78.7

Minority interest	1.8	1.8

Stockholder’s equity
Preferred stock, $1.00 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 30, 2006 and December 29, 2005, respectively	—	—
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at March 30, 2006 and December 29, 2005, respectively	—	—
Additional paid-in capital	92.4	92.0
Unamortized deferred stock compensation	—	(0.8)
Retained earnings	1.6	0.7
Related party receivables	(22.8)	(20.2)

Total stockholder’s equity	71.2	71.7

Total liabilities and stockholder’s equity	$149.4	$152.2

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(Amounts in millions)

	Quarter Ended March 30, 2006	Quarter Ended March 31, 2005
Revenues:
Admissions	$38.4	$43.7
Concessions	15.4	16.7
Other operating revenue	2.0	2.1

Total revenue	55.8	62.5
Operating expenses:
Film rental and advertising costs	18.6	21.8
Cost of concessions	2.3	2.4
Other operating expenses	24.7	27.7
Sale and leaseback rentals	3.8	3.8
General and administrative expenses (including share-based compensation expense of $0.2 million in 2006 and $0.7 million in 2005)	1.9	2.6
Depreciation and amortization	2.9	3.3
Net loss on disposal and impairment of operating assets	0.1	0.1

Total operating expenses	54.3	61.7

Income from operations	1.5	0.8
Other (income) expense:
Interest income, net	(0.1)	—

Total other (income) expense, net	(0.1)	—

Income before income taxes	1.6	0.8
Provision for income taxes	0.7	0.3

Net income	$0.9	$0.5

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Amounts in millions)

	Quarter Ended March 30, 2006	Quarter Ended March 31, 2005
Cash flows from operating activities:
Net income	$0.9	$0.5
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Effect of leases with escalating minimum annual rentals	—	0.1
Depreciation and amortization	2.9	3.3
Share-based compensation expense	0.2	0.7
Net loss on disposal and impairment of operating assets	0.1	0.1
Deferred income tax expense	0.3	0.1
Change in operating assets and liabilities (excluding effects of acquisition and dispositions):
Receivables	0.7	0.4
Prepaid expenses, concession inventory and other assets	(6.0)	(2.7)
Accounts payable	(1.5)	0.2
Accrued expenses and other liabilities	(1.1)	0.8

Net cash provided by (used in) operating activities	(3.5)	3.5

Cash flows from investing activities:
Capital expenditures	(1.0)	(0.8)
Proceeds from disposition of fixed assets, net	0.2	—

Net cash used in investing activities	(0.8)	(0.8)

Cash flows from financing activities:
Debt payments	(0.1)	(0.2)
Dividend to Parent	—	(21.8)
Increase in related party receivables	(2.6)	(10.1)
Excess tax benefits from share-based payment arrangements	1.0	—

Net cash used in financing activities	(1.7)	(32.1)

Net decrease in cash and cash equivalents	(6.0)	(29.4)
Cash and cash equivalents:
Beginning of period	31.5	35.5

End of period	$25.5	$6.1

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2006

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

UATC operates 686 screens in 81 theatres in 19 states as of March 30, 2006. As of March 31, 2005, UATC operated 831 screens in 100 theatres in 19 states. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.

The Company became a subsidiary of Regal Entertainment Group (“REG” or “Regal”) on April 12, 2002, in conjunction with an exchange transaction in which REG, through its wholly owned subsidiary Regal Entertainment Holdings, Inc. (“REH”), also acquired Edwards Theatres, Inc. (“Edwards”), Regal Cinemas Corporation (“Regal Cinemas”) and Regal CineMedia Corporation (“Regal CineMedia”). REG is controlled by Anschutz Company (“Anschutz”), which indirectly controlled each of us, Edwards, Regal Cinemas, United Artists and Regal CineMedia prior to REG’s acquisition of us and them in the exchange transaction. On August 17, 2005, REH contributed the stock of United Artists to Regal Cinemas, Inc. (“RCI”). As a result, United Artists and its subsidiaries became subsidiaries of RCI.

In connection with Regal’s acquisition of its subsidiaries, RCI, an indirect subsidiary of Regal, agreed to manage the theatre operations of UATC and its subsidiaries pursuant to a management agreement.

For a discussion of the series of events leading to the formation of REG and other significant transactions which have occurred through December 29, 2005, please refer to Notes 1 and 2 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 29, 2005, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2006 (File No. 033-49598).

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

The Company has prepared the unaudited condensed consolidated balance sheet as of March 30, 2006 and the unaudited condensed consolidated statements of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 29, 2005 unaudited condensed consolidated balance sheet information is derived from the audited consolidated financial statements of the Company included in the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter ended March 30, 2006 are not necessarily indicative of the operating results that may be achieved for the full 2006 fiscal year.

Net income and total comprehensive income are the same for all periods presented.

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

(2) Share Based Compensation

Upon the closing of the exchange transaction described in Note 1, the holders of outstanding options of United Artists received replacement options to purchase 2,287,552 shares of Regal Class A common stock at prices ranging from $4.44 to $12.87 per share. Regal elected to continue accounting for its stock option plan using the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and related interpretations, which requires compensation costs to be recognized for the excess of the fair value of options on the date of grant over the option exercise price.

Effective December 30, 2005, Regal and the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (SFAS 123R) utilizing the modified prospective approach. Prior to the adoption of SFAS 123R, we accounted for stock option grants in accordance with APB Opinion No. 25 and accordingly, recognized no compensation expense for those stock options having an exercise price equal to the market value of the Company’s Class A common stock on the date of the grant. Prior periods were not restated to reflect the impact of adopting the new standard.

During the quarter ended March 30, 2006, the Company recognized approximately $0.2 million of share-based compensation expense related to stock options. Such expense is presented as a component of general and administrative expenses for the quarter ended March 30, 2006.

(3) Debt Obligations

Debt obligations are summarized as follows (amounts in millions):

	March 30, 2006	December 29, 2005
Debt obligations (a)	$2.2	$2.3
Less current portion	(0.1)	(0.1)
Long-term debt	$2.1	$2.2

(a)                                  Debt obligations include $2.2 million of capital lease obligations as of March 30, 2006 and $2.3 million of capital lease obligations as of December 29, 2005.

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

RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the quarter ended March 30, 2006 and the quarter ended March 31, 2005, UATC recorded management fee expenses of approximately $1.7 million and $1.9 million, respectively, related to this agreement. Such fees have been recorded in the accompanying unaudited condensed consolidated statement of operations as a component of “General and Administrative” expenses.

Pursuant to the Company’s management agreement with RCI, RCI provides all on-screen and lobby advertising and event services to UATC. UATC receives a net fee for the use of its theatres for such advertising and event services that is recorded in other revenue and totaled $0.3 million and $0.2 million during the quarters ended March 30, 2006 and March 29, 2005, respectively.

As of March 30, 2006, the Company’s related party receivables totaled approximately $22.8 million, which represents an increase of $2.6 million from $20.2 million as of December 29, 2005. The increase in these receivables is primarily attributable to the timing of intercompany cash collections and disbursements, as described above.

In March 2005, UATC effected a cash dividend of approximately $21.8 million to the Parent. The dividend was recorded as a reduction of additional paid-in capital upon declaration.

(5) Sale—Leaseback Transactions

In December 1995, UATC entered into a sale and leaseback transaction whereby the land and buildings underlying 27 of its operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. The transaction requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. UATC amended the lease on March 7, 2001 to allow UATC to terminate the master lease with respect to the obsolete properties, to allow the owner trustee to sell those properties and pay down the underlying debt (at a discount to par through September 2002 and par thereafter) and to reduce the amount of rent paid by UATC on the lease. Included in the 2001 amendment is a $35.0 million cap on the ability to sell properties. Through March 30, 2006, approximately $30.0 million of this cap has been utilized through theatre sales. Several of UATC’s properties included in the sale and leaseback transaction have been determined by UATC to be economically obsolete for theatre use. As of March 30, 2006, 15 theatres were subject to the sale leaseback transaction. An evaluation of the remaining theatres is performed on an ongoing basis. Approximately $56.2 million in principal amount of pass-through certificates were outstanding as of March 30, 2006.

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

In connection with UATC’s adoption of fresh-start reporting upon its emergence from bankruptcy, the Company assessed the lease payment obligations under the two master lease agreements and concluded that such aggregate obligations provided economically consistent returns on the underlying leased properties as compared with similar leased facilities. As such, the amount of rent currently being paid under the master lease agreement is substantially attributable to the value of the key theatres. Accordingly, the Company has accounted for the total rent paid under these agreements as expense and has included the future annual rental due under the master lease agreement in rent commitments described in Note 9 to the consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended December 29, 2005, filed with the SEC on March 29, 2006 (File No. 033-49598).

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

During 1999, UATC entered into a sale and leaseback transaction on one existing theatre. UATC received proceeds in the amount of $5.4 million during 1999 in connection therewith. The lease has a term of 20 years, with an option to extend the term of the lease for up to 20 additional years.

(6) Income Taxes

The provision for income taxes of $0.7 million and $0.3 million for the quarters ended March 30, 2006 and March 31, 2005 respectively, reflect effective tax rates of approximately 43.8% and 37.5% respectively. The increase in the effective tax rate was primarily attributable to a settlement with a state taxing authority during the quarter ended March 30, 2006.

In assessing the valuation of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at March 30, 2006 and December 29, 2005 totaling $28.1 million as management believes it more likely than not that such deferred tax asset amounts would not be realized in future tax periods. The valuation allowance relates to pre-acquisition deferred tax assets of UATC. Accordingly, future reductions in the valuation allowance will reduce goodwill related to the acquisition of UATC.

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

The ADA requires that theatres be constructed in such a manner to enable persons with disabilities full use of the theatre, and its facilities, and reasonable access to work stations.  The ADA provides for a private right of action and reimbursement of plaintiffs’ attorneys’ fees and expenses under certain circumstances. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, award of damages to private litigants and additional capital expenditures to remedy such non-compliance. The Parent and several of its subsidiaries and United Artists Theatre Group, LLC are subject to a consent decree arising from a lawsuit captioned Connie Arnold et. al. v. United Artists Theatre Circuit, Inc. The plaintiffs alleged nationwide violations of the ADA for failure to remove barriers to access at existing theatres in a timely manner. In 1996, the parties involved in the case entered into a settlement agreement in which UATC agreed to remove physical barriers to access at its theatres prior to July 2001. In January 2001, the settlement agreement was amended, among other things, to extend the completion date for the barrier removal to July 2006 and require minimum expenditures of $250,000 a year for barrier removal. UATC has established a program to review and evaluate UATC theatres and to make any changes that may be required by the ADA. UATC estimates the costs to comply with these requirements will total approximately $1.0 million.

On March 18, 2003, Reading International, Inc., Citadel Cinemas, Inc. and Sutton Hill Capital, LLC (each a “Plaintiff” and collectively the “Plaintiffs”) filed a complaint and demand for jury trial in the United States District Court for the Southern District of New York against Oaktree Capital Management LLC, Onex Corporation (“Loews”), Regal, United Artists, UATC, Loews Cineplex Entertainment Corporation, Columbia Pictures Industries, Inc., The Walt Disney Company, Universal Studios, Inc., Paramount Pictures Corporation, Metro-Goldwyn-Mayer Distribution Company, Fox Entertainment Group, Inc., Dreamworks LLC, Stephen Kaplan and Bruce Karsh (collectively, the “Defendants”) alleging various violations by the Defendants of federal and state antitrust laws and New York common law. The Plaintiffs allege, among other things, that the consolidation of the theatre industry and alleged agreements between and among Regal, movie distributors, and Loews, have adversely impacted their ability to exhibit first –run industry-anticipated top-grossing commercial films at their Village East theatre in Lower Manhattan, and are seeking, among other things, a declaration that the Defendants’ conduct is in violation of antitrust laws, damages, and equitable relief enjoining Defendants from engaging in future anticompetitive conduct. On December 10, 2003, the court granted Defendant’s motion to dismiss in part, thereby dismissing several of Plaintiffs’ claims and dismissing Sutton Hill as a Plaintiff. On December 24, 2003, Plaintiffs amended their complaint to add Village East Limited Partnership as a Plaintiff. Management believes that the remaining allegations and claims are without merit and intends to vigorously defend against the Plaintiffs’ claims. On July 29, 2005, Regal filed a motion for summary judgment as to all counts asserted against it and its subsidiaries. The motion will most likely be decided in the first half of 2006.

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

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on March 29, 2006 with the Securities and Exchange Commission (File No. 033-49598) for the Company’s fiscal year ended December 29, 2005. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

The Company

UATC operates 686 screens in 81 theatres in 19 states as of March 30, 2006. As of March 31, 2005, UATC operated 831 screens in 100 theatres in 19 states. The Company formally operates on a 52-week fiscal year (ending on the first Thursday after December 25 each year) with each quarter generally consisting of 13 weeks, unless otherwise noted.

The Company generates revenues primarily from admissions and concession sales. Additional revenues are generated by on-screen advertisements, rental of theatres for business meetings, concerts and other events distributed on a live or pre-recorded basis provided by RCI pursuant to its management agreement with UATC (described in Note 4 to the unaudited condensed consolidated financial statements), electronic video games located adjacent to the lobbies of certain of the Company’s theatres and vendor marketing programs. Film rental costs depend on a variety of factors including the prospects of a film and the popularity of a film and generally increase as the admissions revenue generated by a film increases. Because the Company purchases certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see “Business-Industry Overview and Trends” and “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2005 and “Results of Operations” below.

Results of Operations

Overview

The first quarter of 2006 was a steady quarter for the industry. Based on our review of industry sources, national box office revenues were estimated to have remained consistent during the first calendar quarter of 2006 in comparison to the first calendar quarter of 2005. In spite of a slight decline in national attendance, we believe the first calendar quarter 2006 national box office results benefited from increases in average ticket prices per patron, the carryover success of certain December 2005 releases and solid performances of certain films released during the quarter. In addition, the success of certain family-

oriented and concession-friendly films exhibited during the first calendar quarter of 2006 largely contributed to an increase in average concessions revenues per patron.

Our total revenue for the quarter ended March 30, 2006 (“Q1 2006 Period”) was $55.8 million, a 10.7% decrease over total revenue of $62.5 million for the quarter ended March 31, 2005 (“Q1 2005 Period”). The decline in the Company’s operating results was attributable to a 15.2% decrease in attendance resulting primarily from the closure of 108 underperforming screens during the twelve month period ended March 30, 2006 and from the sale of 37 screens to another theatre operator in November 2005. The decline in box office revenues was partially offset by a 3.6% increase in Q1 2006 Period average ticket prices per patron due to increases in ticket prices. During the Q1 2006 Period, we experienced growth of 8.7% in average concession revenues per patron. The growth in average concession revenues per patron was attributable to changes in our product mix (including certain pricing and size changes) and the success of certain family-oriented and concession-friendly films exhibited during the Q1 2006 Period.

Income from operations increased 87.5% to $1.5 million for the Q1 2006 Period compared to $0.8 million in the Q1 2005 Period. The increase in income from operations was primarily attributable to the decrease in total operating expenses during the Q1 2006 Period, partially offset by the decline in attendance during the Q1 2006 Period, as described more fully below. Net income increased to $0.9 million in the Q1 2006 Period compared to net income of $0.5 million in the Q1 2005 Period. The increase in net income was primarily attributable to the increase in operating income and the decrease in interest expense, partially offset by an increase in income taxes during the Q1 2006 Period, as described more fully below.

The following table sets forth the percentage of total revenues represented by certain items included in the unaudited condensed consolidated statements of operations for the Q1 2006 Period and the Q1 2005 Period:

	Q1 2006 Period	Q1 2005 Period
Revenues:
Admissions	68.8%	69.9%
Concessions	27.6	26.7
Other operating revenues	3.6	3.4
Total revenues	100.0	100.0
Operating expenses:
Film rental and advertising costs	33.3	34.9
Cost of concessions	4.1	3.8
Other operating expenses	44.3	44.3
Sale and leaseback rentals	6.8	6.1
General and administrative expenses	3.4	4.1
Depreciation and amortization	5.2	5.3
Net loss on disposal and impairment of operating assets	0.2	0.2
Total operating expenses	97.3	98.7
Income from operations	2.7%	1.3%

Total Revenues

The following table summarizes revenues and revenue-related data for the Q1 2006 Period and the Q1 2005 Period (in millions, except averages):

	Q1 2006 Period	Q1 2005 Period
Admissions	$38.4	$43.7
Concessions	15.4	16.7
Other operating revenues	2.0	2.1
Total revenues	$55.8	$62.5

Attendance	5.6	6.6
Average ticket price	$6.86	$6.62
Average concessions per patron	$2.75	$2.53

Q1 2006 Period Compared to Q1 2005 Period

Admissions

Total admissions revenues decreased $5.3 million, or 12.1%, to $38.4 million, for the Q1 2006 Period from $43.7 million for the Q1 2005 Period. The decrease in admissions revenues during the Q1 2006 Period compared to the Q1 2005 Period was primarily attributable to a 15.2% decrease in attendance resulting primarily from the closure of 108 underperforming screens during the twelve month period ended March 30, 2006 and from the sale of 37 screens to another theatre operator in November 2005. The decline in admissions revenue was partially offset by a 3.6% increase in Q1 2006 Period average ticket prices per patron primarily attributable to periodic pricing reviews conducted by the Company, which includes analysis of various factors, including general inflationary trends and local market conditions.

Concessions

Total concessions revenues decreased $1.3 million, or 7.8%, to $15.4 million for the Q1 2006 Period from $16.7 million for the Q1 2005 Period. The decrease in concessions revenues during the Q1 2006 Period compared to the Q1 2005 Period was primarily due to the 15.2% decrease in attendance, partially offset by a 8.7% increase in average concessions per patron. The increase in Q1 2006 Period average concessions per patron was primarily attributable to changes in our concessions product mix (including certain pricing and size changes) and the success of certain family-oriented and concession-friendly films exhibited during the Q1 2006 Period.

Other Operating Revenues

Total other operating revenues decreased $0.1 million, or 4.8%, to $2.0 million for the Q1 2006 Period, from $2.1 million for the Q1 2005 Period. Included in other operating revenues are on-screen and lobby advertising revenues, business meetings and concert event revenues, marketing revenues from certain of the Company’s vendor marketing programs and game revenues. The decrease in other operating revenues in the Q1 2006 Period was primarily due to the 15.2% decline in attendance during the Q1 2006 Period, partially offset by increases in revenues from advertising and event services provided by RCI pursuant to the management agreement with RCI described in Note 4 to the unaudited condensed consolidated financial statements.

Operating Expenses

The following table summarizes theatre operating expenses for the Q1 2006 Period and the Q1 2005 Period (dollars in millions):

	Q1 2006 Period		Q1 2005 Period
	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	18.6	48.4	21.8	49.9
Cost of concessions(2)	2.3	14.9	2.4	14.4
Other theatre operating expenses(3)	24.7	44.3	27.7	44.3
Sale and leaseback rentals(3)	3.8	6.8	3.8	6.1
General and Administrative expenses(3)	1.9	3.4	2.6	4.1

(1)           Percentage of revenues calculated as a percentage of admissions revenues.

(2)           Percentage of revenues calculated as a percentage of concessions revenues.

(3)           Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

Film rental and advertising costs decreased $3.2 million, or 14.7%, to $18.6 million for the Q1 2006 Period, from $21.8 million for the Q1 2005 Period. Film rental and advertising costs as a percentage of admissions revenue decreased to 48.4% for the Q1 2006 Period as compared to 49.9% for the Q1 2005 Period. The decrease in film rental and advertising costs during the Q1 2006 Period as a percentage of box office revenues was primarily the result of film product mix and lower film rental cost associated with certain Q1 2006 Period films.

Cost of Concessions

Cost of concessions decreased $0.1 million, or 4.2%, to $2.3 million for the Q1 2006 Period from $2.4 million for the Q1 2005 Period. Cost of concessions as a percentage of concession revenues increased to 14.9% for the Q1 2006 Period as compared to 14.4% for the Q1 2005 Period. The increase in the costs of concessions as a percentage of concession revenues during the Q1 2006 Period was primarily attributable to the mix of concession product.

Other Theatre Operating Expenses

Other theatre operating expenses decreased $3.0 million, or 10.8%, to $24.7 million for the Q1 2006 Period from $27.7 million for the Q1 2005 Period. Other theatre operating expenses as a percentage of total revenues was 44.3% for both the Q1 2006 Period and the Q1 2005 Period. The decrease in other theatre operating expenses in the Q1 2006 Period was primarily attributable to the closure of 108 underperforming screens during the twelve month period ended March 30, 2006 and decreases in certain non-rent occupancy costs and certain other operating costs.

Sale and Leaseback Rentals

Sale and leaseback expenses were $3.8 million for both the Q1 2006 Period and the Q1 2005 Period. During the Q1 2006 Period decreases in rent expense related to the sale of certain underperforming properties during the preceding twelve-month period ended March 30, 2006 were offset by a rent increase in 2006 per the lease agreement.

General and Administrative Expenses

General and administrative expenses decreased $0.7 million, or 26.9%, to $1.9 million for the Q1 2006 Period from $2.6 million for the Q1 2005 Period. As a percentage of total revenues, general and administrative expenses were approximately 3.4% for the Q1 2006 Period and 4.1% for the Q1 2005 Period. Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC. The decrease in general and administrative expenses during the Q1 2006 Period was primarily due to the reduction in management fee costs incurred during the Q1 2006 Period resulting from the decrease in total revenues during the Q1 2006 Period compared to the Q1 2005 Period and the reduction in share-based compensation expense during the Q1 2006 Period.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.4 million, or 12.1%, to $2.9 million for the Q1 2006 Period, from $3.3 million for the Q1 2005 Period. The decrease in depreciation and amortization expense during the Q1 2006 Period was primarily due to the closure of 108 underperforming screens during the twelve month period ended March 30, 2006 and the sale of 37 screens to another theatre operator in November 2005.

Income from Operations

Income from operations totaled approximately $1.5 million for the Q1 2006 Period, which represents an increase of $0.7 million or 87.5%, from $0.8 million in the Q1 2005 Period. The net increase in income from operations during the Q1 2006 Period was primarily attributable to the decrease in total operating expenses during the Q1 2006 Period, partially offset by a 10.7% decrease in total revenues for the Q1 2006 Period due to the closure of 108 underperforming screens during the twelve month period ended March 30, 2006 and the sale of 37 screens to another theatre operator in November 2005.

Interest Income, net

Net interest income increased $0.1 million to $0.1 million for the Q1 2006 Period, from less than $0.1 million for the Q1 2005 Period. The increase in net interest income during the Q1 2006 Period was primarily due to a decrease in interest expense resulting from the repayment of the mortgage associated with the sale of the land and building related to one location in September 2005.

Income Taxes

The provision for income taxes increased $0.4 million to $0.7 million for the Q1 2006 Period, from $0.3 million for the Q1 2005 Period. Accordingly the effective tax rate was 43.8% and 37.5% for the Q1 2006 Period and the Q1 2005 Period, respectively. The increase in the effective tax rate during the Q1 2006 Period was primarily attributable to a settlement with a state taxing authority during such period.

Net Income

Net income totaled $0.9 million for the Q1 2006 Period, which represents an increase of $0.4 million, from $0.5 million in the Q1 2005 Period. The increase in net income for the Q1 2006 Period was primarily attributable to the increase in operating income described above and the decrease in interest expense, partially offset by an increase in income taxes during the Q1 2006 Period.

Cash Flows

The following table summarizes certain cash flow data for the Q1 2006 Period and the Q1 2005 Period (in millions):

	Q1 2006 Period	Q1 2005 Period

Net cash provided by (used in) operating activities	$(3.5)	$3.5
Net cash used in investing activities	(0.8)	(0.8)
Net cash used in financing activities	(1.7)	(32.1)

Net decrease in cash and cash equivalents	$(6.0)	$(29.4)

Q1 2006 Period Compared to Q1 2005 Period

Net cash flows used in operating activities were approximately $3.5 million for the Q1 2006 Period, which represents a decrease of $7.0 million compared to cash flows provided by operating activities of approximately $3.5 million in the Q1 2005 Period. Q1 2006 Period net cash flows used in operating activities were impacted by several factors including a decrease in total revenues during the Q1 2006 Period resulting from the closure of 108 underperforming screens during the twelve month period ended March 30, 2006 and from the sale of 37 screens to another theatre operator in November 2005, partially offset by a decrease in total operating expenses. An approximate $0.8 million decrease in adjustments (primarily a decrease in depreciation expense and a reduction in share-based compensation expense) to reconcile net income to cash used in operating activities and a $6.6 million reduction of changes in operating assets and liabilities, partially offset by a $0.4 million increase in net income contributed to the net decrease in net cash provided by operating activities. The net decrease in the changes in operating assets and liabilities and other working capital items was primarily related to the timing of certain prepaid expenses and income tax payments (including a reclassification of excess tax benefits from share based payment arrangements to cash flows used in financing activities), partially offset by a decrease in trade and other receivables.

Net cash flows used in investing activities totaled approximately $0.8 million for both the Q1 2006 Period and the Q1 2005 Period. Capital expenditures increased $0.2 million during the Q1 2006 Period which was offset by greater proceeds from the disposition of assets during the Q1 2006 Period as compared the Q1 2005 Period.

Net cash flows used in financing activities were approximately $1.7 million for the Q1 2006 Period compared to cash flows used in financing activities of approximately $32.1 million for the Q1 2005 Period. The net decrease in cash flows used in financing activities during the Q1 2006 Period was primarily attributable to a decrease in cash dividends to the Parent of $21.8 million, the net decrease in the change in the related party receivable of $7.5 million during the Q1 2006 Period as compared to the Q1 2005 Period, described in Note 4 to the unaudited condensed consolidated financial statements, fewer debt payments and the reclassification of excess tax benefits from share based payment arrangements from cash flows from operating activities.

Liquidity and Capital Resources

The Company’s revenues are generally collected in cash through admissions and concessions revenues. The Company’s operating expenses are primarily related to film and advertising costs, rent and occupancy, and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues and the cost of the Company’s concessions are generally paid to vendors approximately 30 days from purchase. The Company’s current liabilities generally include items that will become due within twelve months and, as a result, at any given time, the Company’s balance sheet is likely to reflect a working capital deficit.

The Company funds the cost of its capital expenditures through internally generated cash flows and cash on hand. The Company’s capital requirements have historically arisen principally in connection with adding new screens and retro fitting existing theatres, upgrading the Company’s theatre facilities and replacing equipment. The Company currently expects capital expenditures for theatre expansion, upgrading, and replacements to be in the range of $5.0 million to $10.0 million in fiscal 2006. During the Q1 2006 Period, the Company invested an aggregate of approximately $1.0 million in capital expenditures.

For a discussion of the series of significant financing transactions which have occurred through December 29, 2005, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” contained in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 29, 2005, filed with the SEC on March 29, 2006 (File No. 033-49598).

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments as of December 29, 2005, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2005. As of March 30, 2006, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments. We believe that the amount of cash and cash equivalents on hand and cash flow expected from operations will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2005 and incorporated by reference herein. As of March 30, 2006, there were no significant changes in our critical accounting policies or estimation procedures.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

UATC’s market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. As of March 30, 2006 the Company maintained no debt obligations bearing floating interest rates.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 30, 2006, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 30, 2006, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information required to be furnished by us under this Part II, Item 1 (Legal Proceedings) is incorporated by reference to Note 7 (Commitments and Contingencies) of our notes to unaudited condensed consolidated financial statements included in Part I, Item 1 (Financial Statements) of this quarterly report on Form 10-Q.

Item 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED ARTISTS THEATRE CIRCUIT, INC.

Date: May 15, 2006	By:	/s/ MICHAEL L. CAMPBELL
Michael L. Campbell
President and Chairman of the Board (Principal Executive Officer)

Date: May 15, 2006	By:	/s/ AMY E. MILES
Amy E. Miles
Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

UNITED ARTISTS THEATRE CIRCUIT, INC.

Exhibit Index

Exhibit No.	Exhibit Description

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer