Form 10-Q
period 2006-09-28
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2006-11-13
CIK 889570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2006

Commission file number: 033-49598

UNITED ARTISTS THEATRE CIRCUIT, INC.

(Exact name of registrant as Specified in its Charter)

Maryland	13-1424080
(State or Other Jurisdiction of Incorporation or Organization)	(Internal Revenue Service Employer Identification Number)

7132 Regal Lane Knoxville, TN	37918
(Address of Principal Executive	(Zip Code)
Offices)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

The number of shares outstanding of $1.00 par value common stock at November 13, 2006 was 100 shares.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(Amounts in millions, except share data)

	September 28, 2006	December 29, 2005
Assets
Current assets:
Cash and cash equivalents	$27.4	$31.5
Receivables, net	1.2	1.0
Prepaid expenses, concession inventory and other current assets	6.8	0.9
Assets held for sale	0.2	—
Deferred income tax asset	0.1	0.1
Total current assets	35.7	33.5
Investments and related receivables	0.2	0.2
Property and equipment:
Land	3.3	3.3
Buildings, leasehold improvements and equipment	133.3	134.5
Total property and equipment	136.6	137.8
Accumulated depreciation and amortization	(61.3)	(56.2)
Total property and equipment, net	75.3	81.6
Goodwill	36.4	36.4
Other non-current assets	0.3	0.5
Total assets	$147.9	$152.2
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$10.0	$15.6
Accrued expenses	6.3	7.1
Current portion of debt obligations	0.1	0.1
Total current liabilities	16.4	22.8
Other non-current liabilities	3.2	3.4
Long-term debt	2.0	2.2
Deferred income tax liability	51.1	50.3
Total liabilities	72.7	78.7
Minority interest	1.9	1.8

Stockholder’s equity
Preferred stock, $1.00 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 28, 2006 and December 29, 2005, respectively	—	—
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at September 28, 2006 and December 29, 2005, respectively	—	—
Additional paid-in capital	92.8	92.0
Unamortized deferred stock compensation	—	(0.8)
Retained earnings	5.6	0.7
Related party receivables	(25.1)	(20.2)
Total stockholder’s equity	73.3	71.7
Total liabilities and stockholder’s equity	$147.9	$152.2

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(Amounts in millions)

	Quarter Ended September 28, 2006	Quarter Ended September 29, 2005	Three Quarters Ended September 28, 2006	Three Quarters Ended September 29, 2005
Revenues:
Admissions	$42.5	$43.7	$124.2	$131.8
Concessions	16.8	17.1	49.6	51.9
Other operating revenue	2.3	2.3	6.8	6.8
Total revenue	61.6	63.1	180.6	190.5
Operating expenses:
Film rental and advertising costs	22.1	22.4	63.6	68.0
Cost of concessions	2.6	2.4	7.6	7.6
Other operating expenses	25.4	28.0	75.1	83.8
Sale and leaseback rentals	3.7	3.8	11.2	11.3
General and administrative expenses (including share-based compensation expense of $0.6 million for the quarter ended September 29, 2005 and $0.2 million and $1.7 million for the three quarters ended September 28, 2006 and September 29, 2005)	1.9	2.5	5.8	7.5
Depreciation and amortization	2.9	3.3	8.7	10.1
Net loss (gain) on disposal and impairment of operating assets	0.7	(0.8)	0.9	(0.1)
Total operating expenses	59.3	61.6	172.9	188.2
Income from operations	2.3	1.5	7.7	2.3
Other expense (income):
Interest income, net	(0.2)	(0.1)	(0.5)	(0.1)
Minority interest in earnings (loss) of consolidated subsidiaries	—	—	0.1	(0.2)
Total other income, net	(0.2)	(0.1)	(0.4)	(0.3)
Income before income taxes	2.5	1.6	8.1	2.6
Provision for income taxes	1.0	0.9	3.2	1.3
Net income	$1.5	$0.7	$4.9	$1.3

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Amounts in millions)

	Three Quarters Ended September 28, 2006	Three Quarters Ended September 29, 2005
Cash flows from operating activities:
Net income	$4.9	$1.3
Adjustments to reconcile net income to cash provided by operating activities:
Effect of leases with escalating minimum annual rentals	(0.1)	0.2
Depreciation and amortization	8.7	10.1
Share-based compensation expense	0.2	1.7
Minority interests in earnings (loss) of consolidated subsidiaries	0.1	(0.2)
Net loss (gain) on disposal and impairment of operating assets	0.9	(0.1)
Deferred income tax expense	1.2	0.5
Change in operating assets and liabilities (excluding effects of acquisition and dispositions):
Receivables	(0.2)	0.5
Prepaid expenses, concession inventory and other assets	(5.7)	(1.7)
Accounts payable	(5.6)	(4.7)
Accrued expenses and other liabilities	(1.7)	(2.4)
Net cash provided by operating activities	2.7	5.2

Cash flows from investing activities:
Capital expenditures	(4.3)	(3.5)
Proceeds from disposition of fixed assets, net	1.2	10.7
Net cash provided by (used in) investing activities	(3.1)	7.2
Cash flows from financing activities:
Debt payments	(0.2)	(0.4)
Dividend to Parent	—	(21.8)
Increase in related party receivables	(4.9)	(0.3)
Payment of mortgage	—	(2.7)
Excess tax benefits from share-based payment arrangements	1.4	—
Net cash used in financing activities	(3.7)	(25.2)
Net decrease in cash and cash equivalents	(4.1)	(12.8)
Cash and cash equivalents:
Beginning of period	31.5	35.5
End of period	$27.4	$22.7

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2006

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

UATC operates 661 screens in 77 theatres in 19 states as of September 28, 2006. As of September 29, 2005, UATC operated 774 screens in 93 theatres in 19 states.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.  As of September 28, 2006, the Company managed its business under one reportable segment: theatre exhibition operations.

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

The Company has prepared the unaudited condensed consolidated balance sheet as of September 28, 2006 and the unaudited condensed consolidated statements of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 29, 2005 unaudited condensed consolidated balance sheet information is derived from the audited consolidated financial statements of the Company included in the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter and three quarters ended September 28, 2006 are not necessarily indicative of the operating results that may be achieved for the full 2006 fiscal year.

Net income and total comprehensive income are the same for all periods presented.

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

(2) Share Based Compensation

Upon the closing of the exchange transaction described in Note 1, the holders of outstanding options of United Artists received replacement options to purchase 2,287,552 shares of Regal Class A common stock at prices ranging from $4.44 to $12.87 per share.  Such replacement options were fully vested as of March 2, 2006.  Regal elected to continue accounting for its stock option plan using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and related interpretations, which requires compensation costs to be recognized for the excess of the fair value of options on the date of grant over the option exercise price.

Effective December 30, 2005, Regal and the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS 123R”) utilizing the modified prospective approach. Prior to the adoption of SFAS 123R, we accounted for stock option grants in accordance with APB Opinion No. 25 and accordingly, recognized no compensation expense for those stock options having an exercise price equal to the market value of Regal’s Class A common stock on the date of the grant.

Under the modified prospective approach, SFAS 123R applies to awards that were outstanding on December 30, 2005 and to new awards and the modification, repurchase or cancellation of awards after December 30, 2005.  Under the modified prospective approach, compensation cost recognized in the first quarter of fiscal 2006 includes share-based compensation cost for all share-based payments granted prior to, but not yet vested as of December 30, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and recognized as expense over the remaining requisite service period. Share-based compensation cost for all share-based payments granted subsequent to December 30, 2005 are based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and recognized as expense over the employee’s requisite service period.  Prior periods were not restated to reflect the impact of adopting the new standard.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

During the three quarters ended September 28, 2006, the Company recognized approximately $0.2 million of share-based compensation expense related to stock options.  Such expense is presented as a component of general and administrative expenses for the three quarters ended September 28, 2006.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  Prior to adoption of SFAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS 123R, we are required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes.  For the three quarters ended September 28, 2006, our unaudited condensed consolidated statements of cash flows reflects $1.4 million of excess tax benefits as financing cash flows rather than operating cash flows.

(3) Debt Obligations

Debt obligations are summarized as follows (amounts in millions):

	September 28, 2006	December 29, 2005
Debt obligations (a)	$2.1	$2.3
Less current portion	(0.1)	(0.1)

Long-term debt	$2.0	$2.2

(a)                                  Debt obligations include $2.1 million of capital lease obligations as of September 28, 2006 and $2.3 million of capital lease obligations as of December 29, 2005.

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

RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the quarters ended September 28, 2006 and September 29, 2005, UATC recorded management fee expenses of approximately $1.9 million in each such quarter, related to this agreement.  During the three quarters ended September 28, 2006 and September 29, 2005, UATC recorded management fee expenses of approximately $5.4 million and $5.7 million, respectively, related to this agreement. Such fees have been recorded in the accompanying unaudited condensed consolidated statements of operations as a component of “General and administrative expenses.”

Pursuant to the Company’s management agreement with RCI, RCI, through an RCI affiliate, provides all on-screen and lobby advertising and event services to UATC.  UATC receives a net fee for the use of its theatres for such advertising and event services that is recorded in other revenue and totaled $0.5 million and $0.4 million during the quarters ended September 28, 2006 and September 29, 2005, respectively.  During the three quarters ended September 28, 2006 and September 29, 2005, UATC recorded a net fee of $1.4 million and $1.0 million, respectively.

As of September 28, 2006, the Company’s related party receivables totaled approximately $25.1 million, which represents an increase of $4.9 million from $20.2 million as of December 29, 2005.  The increase in these receivables is primarily attributable to the timing of intercompany cash collections and disbursements, as described above.

During the three quarters ended September 29, 2005, UATC effected a cash dividend of approximately $21.8 million to the Parent.  The dividend was recorded as a reduction of additional paid-in capital upon declaration.

(5) Sale—Leaseback Transactions

In December 1995, UATC entered into a sale and leaseback transaction whereby the land and buildings underlying 27 of its operating theatres and four theatres and a screen addition under development were sold to and leased back from an unaffiliated third party. The transaction requires UATC to lease the underlying theatres for a period of 21 years and one month, with the option to extend for up to an additional 10 years. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. UATC amended the lease on March 7, 2001 to allow UATC to terminate the master lease with respect to the obsolete properties, to allow the owner trustee to sell those properties and pay down the underlying debt (at a discount to par through September 2002 and par thereafter) and to reduce the amount of rent paid by UATC on the lease. Included in the 2001 amendment is a $35.0 million cap on the ability to sell properties. Through September 28, 2006, approximately $30.0 million of this cap has been utilized through theatre sales. Several of UATC’s properties included in the sale and leaseback transaction have been determined by UATC to be economically obsolete for theatre use. As of September 28, 2006, 14 theatres were subject to the sale leaseback transaction. An evaluation of the remaining theatres is performed on an ongoing basis. Approximately $53.8 million in principal amount of pass-through certificates were outstanding as of September 28, 2006.

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

In connection with UATC’s adoption of fresh-start reporting upon its emergence from bankruptcy, the Company assessed the lease payment obligations under the two master lease agreements and concluded that such aggregate obligations provided economically consistent returns on the underlying leased properties as compared with similar leased facilities.  As such, the amount of rent currently being paid under the master lease agreements is substantially attributable to the value of the key theatres.  Accordingly, the Company has accounted for the total rent paid under these agreements as expense and has included the future annual rental due under the master lease agreements in rent commitments described in Note 9 to the consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended December 29, 2005.

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

(6) Income Taxes

The provision for income taxes of $1.0 million and $0.9 million for the quarters ended September 28, 2006 and September 29, 2005, respectively, reflect effective tax rates of approximately 40.0% and 56.3%, respectively.  The provision for income taxes of $3.2 million and $1.3 million for the three quarters ended September 28, 2006 and September 29, 2005, respectively, reflect effective tax rates of approximately 39.5% and 50.0%, respectively.  The effective tax rates for the quarters and three quarters ended September 28, 2006 and September 29, 2005 reflect the impact of certain non-deductible expenses.  The decrease in the effective tax rates for the quarter and three quarters ended September 28, 2006, was primarily attributable to a decrease in certain non-deductible expenses.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at September 28, 2006 and December 29, 2005, totaling $28.1 million as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. As of September 28, 2006 and December 29, 2005, the entire valuation allowance relates to pre-acquisition deferred tax assets of UATC. Accordingly, future reductions in the valuation allowance will reduce goodwill related to the acquisition of UATC.

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

On March 18, 2003, Reading International, Inc., Citadel Cinemas, Inc. and Sutton Hill Capital, LLC (each a “Plaintiff” and collectively the “Plaintiffs”) filed a complaint and demand for jury trial in the United States District Court for the Southern District of New York against Oaktree Capital Management LLC, Onex Corporation (“Loews”), Regal, United Artists, UATC, Loews Cineplex Entertainment Corporation, Columbia Pictures Industries, Inc., The Walt Disney Company, Universal Studios, Inc., Paramount Pictures Corporation, Metro-Goldwyn-Mayer Distribution Company, Fox Entertainment Group, Inc., Dreamworks LLC, Stephen Kaplan and Bruce Karsh (collectively, the “Defendants”) alleging various violations by the Defendants of federal and state antitrust laws and New York common law.  The Plaintiffs allege, among other things, that the consolidation of the theatre industry and alleged agreements between and among Regal, movie distributors, and Loews, have adversely impacted their ability to exhibit first-run industry-anticipated top-grossing commercial films at their Village East theatre in Lower Manhattan, and are seeking, among other things, a declaration that the Defendants’ conduct is in violation of antitrust laws, damages, and equitable relief enjoining Defendants from engaging in future anticompetitive conduct.  On December 10, 2003, the court granted Defendant’s motion to dismiss in part, thereby dismissing several of Plaintiffs’ claims and dismissing Sutton Hill as a Plaintiff.  On December 24, 2003, Plaintiffs amended their complaint to add Village East Limited Partnership as a Plaintiff.  Management believes that the remaining allegations and claims are without merit and intends to vigorously defend against the Plaintiffs’ claims. On July 29, 2005, Regal filed a motion for summary judgment as to all counts asserted against it and its subsidiaries. The motion will most likely be decided in the last half of 2006.

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

(8) Recent Accounting Pronouncements

During June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”   This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after

November 15, 2007. The Company continues to evaluate the adoption of SFAS 157 and its impact on the Company’s consolidated financial position, cash flows and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This bulletin expresses the Securities and Exchange Commission’s views regarding the process of quantifying financial statement misstatements. The interpretations in this bulletin were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company will be required to adopt the provisions of SAB 108 in its annual financial statements for fiscal year 2006. The Company does not believe that the adoption of SAB 108 will materially impact its consolidated financial position, cash flows and results of operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on March 29, 2006 with the Securities and Exchange Commission (“SEC”) (File No. 033-49598) for the Company’s fiscal year ended December 29, 2005.  The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

The Company

UATC operates 661 screens in 77 theatres in 19 states as of September 28, 2006. As of September 29, 2005, UATC operated 774 screens in 93 theatres in 19 states. The Company formally operates on a 52-week fiscal year (ending on the first Thursday after December 25 each year) with each quarter generally consisting of 13 weeks, unless otherwise noted.  As of September 28, 2006, the Company managed its business under one reportable segment: theatre exhibition operations.

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

Results of Operations

Overview

The third fiscal quarter of 2006 was a solid quarter for the industry.  Based on our review of industry sources, national box office revenues were estimated to have increased from approximately 8.0% to 8.2% during the third fiscal quarter of 2006 in comparison to the third fiscal quarter of 2005.  The industry achieved these results with strong attendance coupled with ticket price increases.  The success of certain family-oriented and concession-friendly films exhibited during the third fiscal quarter of 2006 contributed to an increase in average concessions revenues per patron.

Our total revenue for the quarter ended September 28, 2006 (“Q3 2006 Period”) was $61.6 million, consisting of $42.5 million of admissions revenues, $16.8 million from concessions revenues and $2.3 million of other operating revenues, and represented a 2.4% decrease over total revenues of $63.1 million for the quarter ended September 29, 2005 (“Q3 2005 Period”).

The decline in the Company’s operating results was attributable to a 6.3% decrease in attendance resulting primarily from the closure of 76 underperforming screens during the twelve month period ended September 28, 2006 and from the sale of 37 screens to another theatre operator in November 2005, partially offset by a strong third quarter box office led by the overall breadth of the Q3 2006 Period film slate.  The decline in box office revenues was partially offset by a 3.7% increase in Q3 2006 Period average ticket prices per patron due to increases in ticket prices primarily attributable to periodic pricing reviews conducted by the Company.  Such reviews include an analysis of various factors, including general inflationary trends and local market conditions.  During the Q3 2006 Period, we experienced growth of 5.2% in average concession revenues per patron. The growth in average concession revenues per patron was primarily attributable to the success of certain family-oriented and concession-friendly films such as Pirates of the Caribbean: Dead Man’s Chest exhibited during the Q3 2006 Period.

Income from operations increased $0.8 million, or 53.3%, to $2.3 million for the Q3 2006 Period compared to $1.5 million in the Q3 2005 Period.  The increase in income from operations was primarily attributable to the decrease in total operating expenses during the Q3 2006 Period, partially offset by the decline in attendance during the Q3 2006 Period, as described above. Net income increased to $1.5 million in the Q3 2006 Period compared to net income of $0.7 million in the Q3 2005 Period.  The increase in net income was primarily attributable to the increase in operating income and the increase in interest income net, partially offset by an increase in income taxes during the Q3 2006 Period, as described more fully below.

The following table sets forth the percentage of total revenues represented by certain items included in the unaudited condensed consolidated statements of operations for the Q3 2006 Period, the Q3 2005 Period, the three quarters ended September 28, 2006 (“Fiscal 2006 Period”) and the three quarters ended September 29, 2005 (“Fiscal 2005 Period”):

	Q3 2006 Period	Q3 2005 Period	Fiscal 2006 Period	Fiscal 2005 Period
Revenues:
Admissions	69.0%	69.3%	68.8%	69.2%
Concessions	27.3	27.1	27.5	27.2
Other operating revenues	3.7	3.6	3.7	3.6
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	35.9	35.5	35.2	35.7
Cost of concessions	4.2	3.8	4.2	4.0
Other operating expenses	41.3	44.4	41.6	44.0
Sale and leaseback rentals	6.0	6.0	6.2	5.9
General and administrative expenses (including share-based compensation expense of $0.6 million for the quarter ended September 29, 2005 and $0.2 million and $1.7 million for the three quarters ended September 28, 2006 and September 29, 2005)	3.1	4.0	3.2	3.9
Depreciation and amortization	4.7	5.2	4.8	5.3
Net loss on disposal and impairment of operating assets	1.1	(1.3)	0.5	—
Total operating expenses	96.3	97.6	95.7	98.8
Income from operations	3.7%	2.4%	4.3%	1.2%

Total Revenues

The following table summarizes revenues and revenue-related data for the Q3 2006 Period, the Q3 2005 Period, the Fiscal 2006 Period and the Fiscal 2005 Period (in millions, except averages):

	Q3 2006 Period	Q3 2005 Period	Fiscal 2006 Period	Fiscal 2005 Period
Admissions	$42.5	$43.7	$124.2	$131.8
Concessions	16.8	17.1	49.6	51.9
Other operating revenues	2.3	2.3	6.8	6.8
Total revenues	$61.6	$63.1	$180.6	$190.5
Attendance	5.9	6.3	17.6	19.2
Average ticket price	$7.20	$6.94	$7.06	$6.86
Average concessions per patron	$2.85	$2.71	$2.82	$2.70

Q3 2006 Period Compared to Q3 2005 Period and Fiscal 2006 Period Compared to Fiscal 2005 Period

Admissions

Total admissions revenues decreased $1.2 million, or 2.7%, to $42.5 million, for the Q3 2006 Period from $43.7 million for the Q3 2005 Period.  During the Fiscal 2006 Period, total admissions revenues decreased $7.6 million, or 5.8%, to $124.2 million, from $131.8 million for the Fiscal 2005 Period.  Our Q3 2006 Period and Fiscal 2006 Period box office results were unfavorably impacted by a 6.3% and 8.3% decrease in attendance, respectively. The decrease in attendance during the Q3 2006 Period and the Fiscal 2006 Period compared to the Q3 2005 Period and the Fiscal 2005 Period was primarily attributable to the closure of 76 underperforming screens during the twelve month period ended September 28, 2006 and from the sale of 37 screens to another theatre operator in November 2005, partially offset by a strong box office led by the overall breadth of the Q3 2006 Period and Fiscal 2006 Period film slate. The decline in admissions revenue was partially offset by a 3.7% and 2.9% increase in the Q3 2006 Period and the Fiscal 2006 Period average ticket prices per patron, respectively, primarily attributable to periodic pricing reviews conducted by the Company.  Such reviews include an analysis of various factors, including general inflationary trends and local market conditions.

Concessions

Total concessions revenues decreased $0.3 million, or 1.8%, to $16.8 million for the Q3 2006 Period from $17.1 million for the Q3 2005 Period.  During the Fiscal 2006 Period, total concessions revenues decreased $2.3 million, or 4.4%, to $49.6 million, from $51.9 million for the Fiscal 2005 Period.  The decrease in concessions revenues in the Q3 2006 Period and the Fiscal 2006 Period compared to the Q3 2005 Period and the Fiscal 2005 Period was due to the aforementioned Q3 2006 Period and Fiscal 2006 Period decrease in attendance.   The decline in concessions revenue was partially offset by a 5.2% and 4.4% increase in the Q3 2006 Period and the Fiscal 2006 Period average concessions per patron, respectively, primarily attributable to changes in our concessions product mix (including certain size changes).  In addition, the success of certain family-oriented and concession-friendly films such as Pirates of the Caribbean: Dead Man’s Chest benefited both the Q3 2006 Period and the Fiscal 2006 Period.

Other Operating Revenues

Total other operating revenues were $2.3 million for the Q3 2006 Period and for the Q3 2005 Period. During the Fiscal 2006 Period and the Fiscal 2005 Period, total other operating revenues were $6.8 million. Included in other operating revenues are on-screen and lobby advertising revenues, business meetings and concert event revenues, marketing revenues from certain of the Company’s vendor marketing programs and game revenues.

Operating Expenses

The following table summarizes theatre operating expenses for the Q3 2006 Period, the Q3 2005 Period, the Fiscal 2006 Period and the Fiscal 2005 Period (dollars in millions):

	Q3 2006 Period		Q3 2005 Period		Fiscal 2006 Period		Fiscal 2005 Period
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	22.1	52.0	22.4	51.3	63.6	51.2	68.0	51.6
Cost of concessions(2)	2.6	15.5	2.4	14.0	7.6	15.3	7.6	14.6
Other theatre operating expenses(3)	25.4	41.3	28.0	44.4	75.1	41.6	83.8	44.0
Sale and leaseback rentals(3)	3.7	6.0	3.8	6.0	11.2	6.2	11.3	5.9
General and administrative expenses(3)	1.9	3.1	2.5	4.0	5.8	3.2	7.5	3.9

(1)           Percentage of revenues calculated as a percentage of admissions revenues.

(2)           Percentage of revenues calculated as a percentage of concessions revenues.

(3)           Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

During the Q3 2006 Period, film rental and advertising costs as a percentage of admissions revenues increased to 52.0% as compared to 51.3% in the Q3 2005 Period.  During the Fiscal 2006 Period, film rental and advertising costs as a percentage of admissions revenues decreased to 51.2% as compared to 51.6% in the Fiscal 2005 Period. The increase in film rental and advertising costs as a percentage of box office revenues during the Q3 2006 Period compared to the Q3 2005 Period was primarily the result of film product mix and higher film rental costs associated with certain Q3 2006 films.  The decrease in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2006 Period compared to the Fiscal 2005 Period was primarily the result of film product mix and higher film rental costs associated with certain Fiscal 2005 Period films such as Star Wars: Episode III—Revenge of the Sith.

Cost of Concessions

Cost of concessions as a percentage of concessions revenues increased to 15.5% in the Q3 2006 Period as compared to 14.0% in the Q3 2005 Period.  During the Fiscal 2006 Period, cost of concessions as a percentage of concessions revenues increased to 15.3% as compared to 14.6% in the Fiscal 2005 Period. The increase in the cost of concessions as a percentage of concession revenues during the Q3 2006 Period and the Fiscal 2006 Period compared to the Q3 2005 Period and the Fiscal 2005 Period was primarily related to a greater percentage of lower margin concession items in the overall mix of concession product sold during the Q3 2006 Period and the Fiscal 2006 Period as compared to the Q3 2005 Period and the Fiscal 2005 Period.

Other Theatre Operating Expenses

Other theatre operating expenses decreased $2.6 million, or 9.3%, to $25.4 million for the Q3 2006 Period from $28.0 million for the Q3 2005 Period. Other theatre operating expenses as a percentage of total revenues decreased to 41.3% for the Q3 2006 Period from 44.4% for the Q3 2005 Period.  For the Fiscal 2006 Period, other theatre operating expenses decreased $8.7 million, or 10.4%, to $75.1 million, from $83.8 million in the Fiscal 2005 Period.  Other theatre operating expenses as a percentage of total revenues decreased to 41.6% in the Fiscal 2006 Period as compared to 44.0% in the Fiscal 2005 Period. The decrease in other theatre operating expenses in the Q3 2006 Period and the Fiscal 2006 Period compared to the Q3 2005 Period and the Fiscal 2005 Period was primarily attributable to the closure of 76 underperforming screens during the twelve month period ended September 28, 2006 and from the sale of 37 screens to another theatre operator in November 2005.  The decrease in other theatre operating expenses as a percentage of total revenues in the Q3 2006 Period and the Fiscal 2006 Period compared to the Q3 2005 Period and the Fiscal 2005 Period was due to a reduction of certain non-rent occupancy costs and certain other operating costs.

Sale and Leaseback Rentals

Sale and leaseback expenses decreased $0.1 million, or 2.6%, to $3.7 million for the Q3 2006 Period from $3.8 million for the Q3 2005 Period.  For the Fiscal 2006 Period, sale and leaseback expenses decreased $0.1 million, or 0.9%, to $11.2 million, from $11.3 million in the Fiscal 2005 Period.  The decrease in sale and leaseback expenses during the Q3 2006 Period and the Fiscal 2006 Period compared to the Q3 2005 Period and the Fiscal 2005 Period was due to the sale of certain underperforming properties during the twelve month period ended September 28, 2006.

General and Administrative Expenses

General and administrative expenses decreased $0.6 million, or 24.0%, to $1.9 million during the Q3 2006 Period, from $2.5 million in the Q3 2005 Period.  During the Fiscal 2006 Period, general and administrative expenses decreased $1.7 million, or 22.7%, to $5.8 million, from $7.5 million in the Fiscal 2005 Period.  As a percentage of total revenues, general and administrative expenses decreased to 3.1% during the Q3 2006 Period, from 4.0% in the Q3 2005 Period and decreased to 3.2% in the Fiscal 2006 Period, from 3.9% in the Fiscal 2005 Period.   Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC.  The decrease in general and administrative expenses during the Q3 2006 Period compared to the Q3 2005 Period was primarily due to the reduction in share-based compensation expense described in Note 2 — “Share Based Compensation” to the accompanying unaudited condensed consolidated financial statements during the Q3 2006 Period.  The decrease in general and administrative expense during the Fiscal 2006 Period compared to the Fiscal 2005 Period was primarily attributable to the reduction in share-based compensation expense during the Fiscal 2006 Period and to a lesser extent, the reduction in management fee costs incurred during the Fiscal 2006 Period resulting from the decrease in total revenues during the Fiscal 2006 Period compared to the Fiscal 2005 Period.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.4 million, or 12.1%, to $2.9 million for the Q3 2006 Period, from $3.3 million for the Q3 2005 Period.  For the Fiscal 2006 Period, depreciation and amortization decreased $1.4 million, or 13.9%, to $8.7 million, from $10.1 million in the Fiscal 2005 Period. The decrease in depreciation and amortization expense during the Q3 2006 Period and the Fiscal 2006 Period compared to the Q3 2005 Period and the Fiscal 2005 Period was primarily due to the closure of 76 underperforming screens during the twelve month period ended September 28, 2006 and the sale of 37 screens to another theatre operator in November 2005.

Income from Operations

Income from operations totaled approximately $2.3 million for the Q3 2006 Period, which represents an increase of $0.8 million, or 53.3%, from $1.5 million in the Q3 2005 Period.  For the Fiscal 2006 Period, income from operations totaled approximately $7.7 million, which represents an increase of $5.4 million, from $2.3 million in the Fiscal 2005 Period. The net increase in income from operations during the Q3 2006 Period and the Fiscal 2006 Period compared to the Q3 2005 Period and the Fiscal 2005 Period was primarily attributable to the decrease in total operating expenses, partially offset by a 2.4% and 5.2% decrease in total revenues for the Q3 2006 Period and Fiscal 2006 Period, respectively, described above and the increase in the net loss on disposal and impairment of operating assets during the Q3 2006 Period and the Fiscal 2006 Period.

Interest Income, net

Net interest income increased $0.1 million to $0.2 million for the Q3 2006 Period, from $0.1 million for the Q3 2005 Period.  For the Fiscal 2006 Period, net interest income increased $0.4 million to $0.5 million, from $0.1 million in the Fiscal 2005 Period.  The increase in net interest income during the Q3 2006 Period and the Fiscal 2006 Period compared to the Q3 2005 Period and the Fiscal 2005 Period was primarily due to the repayment of the mortgage associated with the sale of the land and building related to one theatre location in September 2005 and the interest earned on the higher cash balance during the Q3 2006 Period and the Fiscal 2006 Period.

Income Taxes

The provision for income taxes of $1.0 million and $0.9 million for the Q3 2006 Period and the Q3 2005 Period, respectively, reflect effective tax rates of approximately 40.0% and 56.3%, respectively.  The provision for income taxes of $3.2 million and $1.3 million for the Fiscal 2006 Period and the Fiscal 2005 Period, respectively, reflect effective tax rates of approximately 39.5% and 50.0%, respectively.  The effective tax rates reflect the impact of certain non-deductible expenses.  The decrease in the effective tax rates for the Q3 2006 Period and the Fiscal 2006 Period was primarily attributable to a decrease in certain non-deductible expenses.

Net Income

Net income totaled $1.5 million for the Q3 2006 Period, which represents an increase of $0.8 million, from $0.7 million in the Q3 2005 Period.  During the Fiscal 2006 Period, net income totaled $4.9 million, which represents an increase of $3.6 million, from $1.3 million in the Fiscal 2005 Period.   The increase in net income for the Q3 2006 Period and the Fiscal 2006 Period compared to the Q3 2005 Period and the Fiscal 2005 Period was primarily attributable to the increase in operating income described above and the increase in interest income, partially offset by an increase in income taxes during the Q3 2006 Period and the Fiscal 2006 Period.

Cash Flows

The following table summarizes certain cash flow data for the Fiscal 2006 Period and the Fiscal 2005 Period (in millions):

	Fiscal 2006 Period	Fiscal 2005 Period

Net cash provided by operating activities	$2.7	$5.2
Net cash provided by (used in) investing activities	(3.1)	7.2
Net cash used in financing activities	(3.7)	(25.2)
Net decrease in cash and cash equivalents	$(4.1)	$(12.8)

Fiscal 2006 Period Compared to Fiscal 2005 Period

Net cash flows generated from operating activities were approximately $2.7 million for the Fiscal 2006 Period, which represents a decrease of $2.5 million compared to $5.2 million in the Fiscal 2005 Period. Fiscal 2006 Period net cash flows generated from operating activities were impacted by several factors including an approximate $1.2 million decrease in adjustments (primarily a decrease in depreciation expense, a reduction in share-based compensation expense and a decrease in escalating rent, partially offset by an increase in deferred income tax expense and a greater loss on disposal and impairment of operating assets) to reconcile net income to cash provided by operating activities and a $4.9 million reduction of changes in operating assets and liabilities, partially offset by a $3.6 million increase in net income contributed to the net decrease in net cash provided by operating activities. The net decrease in the changes in operating assets and liabilities and other working capital items was primarily related to the timing of certain vendor payments and income tax payments (including a reclassification of excess tax benefits from share based payment arrangements to cash flows used in financing activities discussed further in Note 2 — “Share Based Compensation”), partially offset by a decrease in certain accrued expenses and other liabilities.

Net cash flows used in investing activities totaled approximately $3.1 million for the Fiscal 2006 Period compared to cash flows provided by investing activities of approximately $7.2 million for the Fiscal 2005 Period.  The net decrease in cash flows provided by investing activities during the Fiscal 2006 Period was primarily attributable to a decrease in proceeds from the disposition of assets of $9.5 million and an increase in capital expenditures of $0.8 million during the Fiscal 2006 Period as compared the Fiscal 2005 Period.

Net cash flows used in financing activities were approximately $3.7 million for the Fiscal 2006 Period compared to cash flows used in financing activities of approximately $25.2 million for the Fiscal 2005 Period. The net decrease in cash flows used in financing activities during the Fiscal 2006 Period was primarily attributable to a decrease in cash dividends to the Parent of $21.8 million, a $2.7 million mortgage repayment during the Fiscal 2005 Period, fewer debt payments and the reclassification of excess tax benefits from share based payment arrangements from cash flows from operating activities, partially offset by the net increase in the change in the related party receivable of $4.6 million during the Fiscal 2006 Period as compared to the Fiscal 2005 Period, described in Note 4 – “Related Party Transactions” to the accompanying unaudited condensed consolidated financial statements.

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

The Company funds the cost of its capital expenditures through internally generated cash flows and cash on hand. The Company’s capital requirements have historically arisen principally in connection with adding new screens and retro fitting existing theatres, upgrading the Company’s theatre facilities and replacing equipment. The Company currently expects capital expenditures for theatre expansion, upgrading, and replacements to be in the range of $5.0 million to $10.0 million in fiscal year 2006. During the Fiscal 2006 Period, the Company invested approximately $4.3 million in capital expenditures.

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

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments as of December 29, 2005, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2005.  As of September 28, 2006, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments.  We believe that the amount of cash and cash equivalents on hand and cash flow expected from operations will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next twelve months.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2005 and incorporated by reference herein.  As of September 28, 2006, there were no significant changes in our critical accounting policies or estimation procedures.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Note 2 – “Share Based Compensation” and Note 8 – “Recent Accounting Pronouncements” to the accompanying unaudited condensed consolidated financial statements, which information is incorporated by reference herein.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

UATC’s market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. As of September 28, 2006 the Company maintained no debt obligations bearing floating interest rates.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 28, 2006, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 28, 2006, our disclosure controls and procedures were effective.

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

UNITED ARTISTS THEATRE CIRCUIT, INC.

Date: November 13, 2006	By:	/s/ MICHAEL L. CAMPBELL
Michael L. Campbell President and Chairman of the Board (Principal Executive Officer)

Date: November 13, 2006	By:	/s/ AMY E. MILES
Amy E. Miles Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

UNITED ARTISTS THEATRE CIRCUIT, INC.

Exhibit Index

Exhibit No.	Exhibit Description

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer