Form 10-K
period 2006-12-28
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2007-03-28
CIK 889570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2006

Commission file number: 033-49598

UNITED ARTISTS THEATRE CIRCUIT, INC.

(Exact name of registrant as Specified in its Charter)

Maryland	13-1424080
(State or Other Jurisdiction of Incorporation or Organization)	(Internal Revenue Service Employer Identification Number)

7132 Regal Lane
Knoxville, TN
(Address of Principal	37918
Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 865/922-1123

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act).(Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The registrant is a wholly owned subsidiary of Regal Entertainment Group. As of June 29, 2006, there were no shares of voting or non-voting common stock held by non-affiliates of the registrant.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I(2).

The number of shares outstanding of $1.00 par value common stock at March 28, 2007 was 100 shares.

UNITED ARTISTS THEATRE CIRCUIT, INC.

PART I

Some of the information in this Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” may constitute forward- looking statements.  In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words.  These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements. The discussion and analysis of our financial condition and results of operations found within “Management’s Discussion and Analysis of Financial Condition and Results of Operation” should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included in Part II, Item 8 of this Form 10-K.  The Company’s actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause such a difference include those discussed in Item 1 and Item 1A as well as those discussed elsewhere in this Form 10-K.

Item 1.                          BUSINESS

THE COMPANY

United Artists Theatre Company (the “Parent” or “United Artists”), a Delaware corporation organized in February 2002, is the parent company of United Artists Theatre Circuit, Inc. (“we,” “us,” “our,” the “Company” or “UATC”), a Maryland corporation organized in May 1926, and United Artists Realty Company (“UAR”), which is the parent company of United Artists Properties I Corp. (“Prop I”). UATC leases certain theatres from Prop I. The terms UATC and the Company shall be deemed to include the respective subsidiaries of such entity when used in discussions included herein regarding the current operations or assets of such entity.

United Artists became a wholly owned subsidiary of Regal Entertainment Holdings, Inc. (“REH”) through a series of transactions in 2002.  REH is a wholly owned subsidiary of Regal Entertainment Group (“REG” or “Regal”) who acquired Regal Cinemas Corporation (“Regal Cinemas”), United Artists, Edwards Theatres, Inc. (“Edwards”) and Regal CineMedia Corporation (“Regal CineMedia”) through a series of transactions on April 12, 2002.  For a detailed discussion of the transactions resulting in Regal’s acquisition of its subsidiaries, see Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

On August 17, 2005, REH transferred the stock of United Artists to Regal Cinemas, Inc. (“RCI”). As a result, United Artists and its subsidiaries became subsidiaries of RCI.

Our Internet address is www.uatc.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, are available free of charge on our Internet website under the heading “Investor Relations” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

The Company manages its business under one reportable segment - theatre exhibition operations.

DESCRIPTION OF BUSINESS

As of December 28, 2006, UATC operates 653 screens in 75 theatres in 19 states with over 23 million annual attendees.  The UATC theatres are managed by RCI, a wholly owned subsidiary of Regal, pursuant to a management arrangement described below.  The Company primarily operates multi-screen theatres and has an average of 8.7 screens per location. Theatre operations in seven states (California, New York, Florida, Maryland, Texas, Mississippi and Pennsylvania) accounted for approximately 66.7% and 64.9% of UATC’s total theatres and screens, respectively, as of December 28, 2006 and 75.3% of UATC’s theatrical revenue for the fiscal year ended December 28, 2006.

The Company has historically upgraded its theatre circuit by adding new screens and retrofitting existing theatres and strategically closing and disposing of under-performing theatres. Approximately 64.9% of the Company’s screens are in theatres with 10 or more screens.  As of December 28, 2006, UATC operates 24 theatres (274 screens) which offer stadium seating, representing 42.0% of UATC’s screens.  Virtually all of the theatres UATC has built or renovated since 1997 have been state-of-the-art, 9 to 16 screen multiplex theatres with stadium seating, high-backed rocking seats, digital sound, expanded concession areas and other state-of-the-art design features and amenities.  These state-of-the-art amenities will be included in UATC’s renovations to existing theatres.  As compared to the prior generation of non-stadium theatres, UATC believes that these theatres provide a higher quality entertainment experience for patrons and significant operating efficiencies and improved economics for UATC.

In connection with Regal’s acquisition of its subsidiaries, as more fully described in Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, a management agreement was executed between RCI and UATC under which RCI manages all aspects of the theatre operations of UATC and its subsidiaries and makes all business decisions on behalf of UATC. In certain markets where UATC operates theatres, RCI operates theatres.

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

Over the past decade, the domestic motion picture exhibition industry experienced a period of extraordinary new theatre construction.  From 1996 to 1999, the number of screens increased at a compound annual growth rate of approximately 8%, which was more than double the industry’s screen growth rate of approximately 3.5% from 1965 to 1995. This industry expansion was primarily driven by major exhibitors upgrading their asset bases to an attractive megaplex format, which typically includes 10 or more screens per theatre and features such as stadium seating, improved projection quality and superior sound systems.  Generally, a modern megaplex is preferred by patrons over a sloped-floor multiplex theatre, the predominant theatre-type built prior to 1996.  We believe theatres larger than the current 10 to 18 screen megaplex are not able to generate attractive returns in most locations because of the substantial market suitability requirements to generate a level of profitability similar to the current megaplex format.  We also believe that another evolution of theatre formats beyond the current megaplex is unlikely to occur in the foreseeable future.

More recently, the domestic motion picture exhibition industry has experienced increased competition from other methods of delivering films to consumers, including cable television, in-home video and DVD, satellite and pay-per-view services and downloads via the Internet.  Traditionally, when motion picture distributors licensed their films to the domestic motion picture exhibition industry, they refrained from licensing their products to other delivery channels for a period of time, commonly called the theatrical release window.  Over the past several years, the average period between a film’s theatrical release and its in-home video or DVD release has shortened.  We believe that the contraction in the average theatrical release window reflects the shorter period of time in which the average motion picture is able to generate meaningful revenue in its theatrical exhibition license period.  As a consequence, we believe that the shrinking of the theatrical release window over the past five to six years has not represented a material change in the studio/exhibition distribution model.  Fundamentally, we believe that movie-going is a convenient, affordable and attractively priced form of out-of-home entertainment, which, on an average price per patron basis, continues to compare favorably to other out-of-home entertainment alternatives, such as concerts and sporting events.

We believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering.  As a result, we continue to monitor the status of the theatrical release window during our film exhibition decisions.  Our discussions with several film studios lead us to believe that these studios continue to realize the value of maintaining meaningful theatrical release windows for both distribution and exhibition companies. Consequently, we believe a further material contraction in the theatrical release window is unlikely, but should such a contraction occur we believe that it could significantly impact our business, financial condition and results of operations.

The domestic motion picture industry is in the early stages of conversion from film-based media to electronic based media, including the distribution of feature films in a digital format rather than a 35 mm format. There are a variety of constituencies associated with this anticipated change, which may significantly impact industry participants, including content providers, distributors, equipment providers and exhibitors. To that end, Regal, along with AMC Entertainment, Inc. (“AMC”) and Cinemark, Inc. (“Cinemark”), have entered into a joint venture company known as Digital Cinema Implementation Partners LLC, a Delaware limited liability company (“DCIP”), to explore the possibility of implementing digital cinema in our theatres and to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Future digital cinema developments will be managed by DCIP, subject to the approval of Regal, AMC and Cinemark.

THEATRE OPERATIONS

UATC operates 653 screens in 75 theatres in 19 states as of December 28, 2006.  We primarily operate multi-screen theatres. Our multi-screen theatre complexes typically feature auditoriums ranging from 100 to 500 seats each. As a result, our theatres appeal to a diverse group of patrons because we offer a wide selection of films and convenient show times. In addition, many of our theatres feature modern amenities such as wall-to-wall screens, digital stereo surround-sound, multi-station concessions stands, computerized ticketing systems, plush stadium seating with cup holders and retractable armrests, neon-enhanced interiors and exteriors, and video game areas adjacent to the theatre lobby.

Our multi-screen theatres are designed to increase profitability by optimizing revenues per square foot and reducing the cost per square foot of operation. We vary auditorium seating capacities within the same theatre, allowing us to exhibit films on a more cost effective basis for a longer period of time by shifting films to smaller auditoriums to meet changing attendance levels. In addition, we realize significant operating efficiencies by having common box office, concessions, projection, lobby and restroom facilities, which enables us to spread some of our costs, such as payroll, advertising and rent, over a higher revenue base. We stagger movie show times to reduce staffing requirements and lobby congestion and to provide more desirable parking and traffic flow patterns. We also actively monitor ticket sales in order to quickly recognize demand surges, which enables us to add seating capacity quickly and efficiently. In addition, we believe that operating a theatre circuit consisting primarily of multi-screen theatres enhances our ability to attract patrons.

The following table details the number of locations and theatre screens in our theatre circuit ranked by the number of locations in each state as of December 28, 2006:

State	Locations	Number of Screens
New York	15	110
California	9	75
Mississippi	7	56
Texas	6	65
Florida	5	44
Pennsylvania	4	28
Maryland	4	46
North Carolina	3	23
New Jersey	3	31
Louisiana	3	26
Colorado	3	28
Virginia	2	19
Nevada	2	18
Indiana	2	19
Arkansas	2	20
Arizona	2	21
Michigan	1	14
Massachusetts	1	6
Georgia	1	4
Total	75	653

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

We seek experienced theatre managers and require new theatre managers to complete a comprehensive training program within the theatres and at the “Regal Entertainment University,” which is held at our corporate office.  The program is designed to encompass all phases of theatre operations, including our operating philosophy, policies, procedures and standards. In addition, we have an incentive compensation program for theatre-level management that rewards theatre managers for controlling operating expenses while complying with our operating standards.

In addition, we have implemented quality assurance programs in all of our theatres to maintain clean, comfortable and modern facilities. To maintain quality and consistency within our theatre circuit, district and regional managers regularly inspect each theatre. We also operate a “mystery shopper” program, which involves unannounced visits by unidentified customers who report on the quality of service, film presentation and cleanliness at individual theatres.

FILM DISTRIBUTION

Domestic movie theatres are the primary initial distribution channel for domestic film releases. The theatrical success of a film is often the most important factor in establishing its value in other film distribution channels. Motion pictures are generally made available through several alternative distribution methods after the theatrical release date, including home video and DVD, cable television, broadcast television and satellite and pay-per-view services. A strong opening run at the theatre can help establish a film’s success and substantiate the film’s revenue potential.  For example, the value of home video, DVD and pay cable distribution agreements frequently depends on the success of a film’s theatrical release. As the primary distribution mechanism for the public’s evaluation of films, we believe that domestic theatrical distribution remains the cornerstone of a film’s overall financial success.

The development of additional distribution channels has given motion picture producers the ability to generate a greater portion of a film’s revenues through channels other than its theatrical release. Historically, this potential for increased revenue after a film’s initial theatrical release has enabled major studios and some independent producers to increase the budgets for film production and advertising.

FILM EXHIBITION

Evaluation of Film.    We license films on a film-by-film and theatre-by-theatre basis by negotiating directly with film distributors. Prior to negotiating for a film license, we evaluate the prospects for upcoming films. Criteria we consider for each film may include cast, producer, director, genre, budget, comparative film performances and various other market conditions. Successful licensing depends greatly upon the exhibitor’s knowledge of trends and historical film preferences of the residents in markets served by each theatre, as well as the availability of commercially successful motion pictures.

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

Film Rental Fees.    Film licenses typically specify rental fees or formulas by which rental fees may be calculated.  The primary formulas used are the “firm term” formula, a “review or settlement” formula and a “sliding scale” formula.  Under the firm term formula, the exhibitor and distributor agree prior to the exhibition of the film on a specified percentage of the box office receipts to be remitted to the distributor.  Under the review or settlement formula, the exhibitor and distributor negotiate a percentage of the box office receipts to be remitted to the distributor upon completion of the theatrical engagement.  These negotiations typically involve the use of historical settlements or past precedent.  Lastly, under a sliding scale formula, the distributor receives a percentage of the box office receipts using a pre-determined and mutually agreed upon film rental template.  This formula establishes film rental predicated on box office performance.

Duration of Film Licenses.    The duration of our film licenses are negotiated with our distributors on a case-by-case basis. The terms of our license agreements depend on performance of each film. Marketable movies that are expected to have high box office admission revenues will generally have longer license terms than movies with more uncertain performance and popularity.

Relationship with Distributors.    Many distributors provide quality first-run movies to the motion picture exhibition industry.  During fiscal 2006, ten major film distributors accounted for 92% of the Company’s admissions revenues.  No single film distributor accounted for more than 20% of fiscal 2006 admissions revenues. We license films from each of the major distributors and believe that our relationships with these distributors are excellent. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and popularity of films that each one distributes.

CONCESSIONS

In addition to box office admissions revenues, we generated approximately 27.4% of our total revenues from concessions sales during fiscal 2006. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by optimizing product mix, introducing special promotions from time to time and offering employee training and incentive programs to up-sell and cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. RCI, pursuant to its management agreement, negotiates directly with manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.

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

We also compete with other motion picture distribution channels, including home video and DVD, cable television, broadcast television and satellite and pay-per-view services. Other technologies such as video on demand could also have an adverse effect on our business and results of operations.  Traditionally, when motion picture distributors licensed their products to the domestic exhibition industry, they refrained from licensing their motion pictures to these other distribution channels for a period of time, commonly called the theatrical release window.  We believe that the shortening of the theatrical release window over the past five to six years does not represent a material change in the studio/exhibition distribution model.   However, we believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering.  As a result, we continue to monitor the status of the theatrical release window during our film exhibition decisions.   In addition, we compete for the public’s leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theatre and restaurants.

MARKETING AND ADVERTISING

Currently, film distributors organize and finance multimedia advertising campaigns for major film releases. To market our theatres, we utilize advertisements, including radio advertising, and movie schedules published in newspapers and over the Internet informing our patrons of film selections and show times. Newspaper advertisements are typically displayed in a single grouping for all of our theatres located in a newspaper’s circulation area. In some of our markets we employ special marketing programs for specific films and concessions items.

We participate in a frequent moviegoer loyalty program sponsored by REG, named the Regal Crown Club, in all of our markets. Regal Crown Club members are eligible for specified awards, such as concession items, based on purchases made at our participating theatres. In addition, we seek to develop patron loyalty through a number of marketing programs such as free summer children’s film series and cross-promotional ticket redemptions and promotions within local communities. We currently offer these programs only in selected markets. We plan to use these programs in markets where we believe patron loyalty can be further enhanced, and we will continue to evaluate our markets on a case-by-case basis to determine the suitability of these programs in individual regions.

MANAGEMENT INFORMATION SYSTEMS

We make extensive use of information technology (IT) for the management of our business, our theatres,

and other revenue generating operations. The revenue streams generated by attendance and concession sales are fully supported by information systems to monitor cash flow and to detect fraud and inventory shrinkage. We have recently implemented new software and hardware solutions, which provide for enhanced capabilities and efficiency within our theatre operations.  These solutions have enabled us to sell gift cards at most major retailers, grocery stores and mass discounters and to redeem those gift cards at our theatre box offices and concession stands.  We continue to expand our ability to sell tickets remotely by using our Internet ticketing partner, fandango.com, and by deploying self-service customer activated terminals (CATs) in appropriate theatres. The CATs can sell tickets for current and future shows and provide the capability to retrieve tickets purchased through our Internet partner. We continue to investigate and invest in IT technologies to improve services to our patrons and provide information to our management, allowing them to operate the theatres efficiently.

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

EMPLOYEES

As of February 19, 2007, we employed approximately 2,349 persons.  Film projectionists at certain of the Company’s theatres in the New York market are covered by two collective bargaining agreements. The Company considers its employee relations to be good.

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

We believe that we are in substantial compliance with all current applicable regulations relating to accommodations for the disabled. We intend to comply with future regulations in that regard and except as set forth in Note 8 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, we do not currently anticipate that compliance will require us to expend substantial funds. Our theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation requirements.  We believe that we are in substantial compliance with all of such laws.

Item 1A.                 RISK FACTORS

Our substantial lease obligations could impair our financial condition.

We have substantial lease obligations. For fiscal 2006, our total rent expense was approximately $40.6 million. As of December 28, 2006, we had total contractual cash obligations of approximately $346.5 million. For a detailed discussion of our contractual cash obligations and other commercial commitments over the next several years, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” provided in Part II, Item 7 of this Form 10-K below.

If we are unable to meet our lease obligations, we could be forced to restructure our obligations and seek additional funding from our Parent, a wholly owned subsidiary of Regal, or sell assets. We may be unable to restructure our obligations and obtain additional funding from our Parent or sell assets on satisfactory terms or at all. As a result, inability to meet our lease obligations could cause us to default on those obligations. Many of our lease agreements contain restrictive covenants that limit our ability to take specific actions or require us not to allow specific events to occur and prescribe minimum financial maintenance requirements that we must meet. If we violate those restrictive covenants or fail to meet the minimum financial requirements contained in a lease, we would be in default under that instrument, which could, in turn, result in defaults under other leases. Any such defaults could materially impair our financial condition and liquidity.  In addition, UATC’s ability to sell assets is restricted by the terms of the Participation Agreement entered into in connection with the 1995 sale and leaseback transaction described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

Over the past decade, motion picture exhibitors have been upgrading their asset bases to an attractive megaplex format which features stadium seating, improved projection quality and superior sound systems. Generally, stadium seating found in modern megaplex theatres is preferred by patrons over slope-floored multiplex theatres, which were the predominant theatre-type built prior to 1996. As of December 28, 2006, approximately 58% of our screens were located in theatres that are sloped-floored multiplex theatres. These theatres may be more vulnerable to competition than our modern megaplex theatres, and should other theatre operators choose to build and operate modern megaplex theatres in these markets, the performance of our theatres in these markets may be significantly and negatively impacted. In addition, should other theatre operators return to the aggressive building strategies undertaken in the late 1990’s, our attendance, revenue and income from operations per screen could decline substantially.

An increase in the use of alternative film delivery methods may drive down movie theatre attendance and limit ticket prices.

We also compete with other movie delivery vehicles, including cable television, downloads via the Internet, in-home video and DVD, satellite and pay-per-view services. Traditionally, when motion picture distributors licensed their products to the domestic exhibition industry, they refrained from licensing their motion pictures to these other delivery vehicles for a period of time, commonly called the theatrical release window.  We believe that a material contraction of the current theatrical release window could significantly dilute the consumer’s appeal of the in-theatre motion picture offering, which could have a material adverse effect on our business and results of operations. We also compete for the public’s leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theatre and restaurants.

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

The film distribution business is highly concentrated, with ten major film distributors accounting for 92% of our admissions revenues during fiscal 2006. Our business depends on maintaining good relations with these distributors. In addition, we are dependent on our ability to negotiate commercially favorable licensing terms for first-run films. A deterioration in our relationship with any of the ten major film distributors could affect our ability to negotiate film licenses on favorable terms or our ability to obtain commercially successful films and, therefore, could hurt our business and results of operations.

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

Item 1B.                 UNRESOLVED STAFF COMMENTS

Not applicable

Item 2.                          PROPERTIES

As of December 28, 2006, we operated 73 of our theatres pursuant to lease agreements and owned the land and buildings for 2 theatres. For a December 28, 2006 list of the states in which we operated theatres and the number of theatres and screens operated in each such state, please see the chart under Part I, Item 1 of this Form 10-K under the caption “Business—Theatre Operations” which is incorporated herein by reference.  The majority of our leased theatres are subject to lease agreements with original terms of 20 years or more and, in most cases, renewal options for up to an additional 10 years. These leases provide for minimum annual rentals and the renewal options generally provide for rent increases. Some leases require, under specified conditions, further rental payments based on a percentage of revenues above specified amounts. A significant majority of the leases are net leases, which require us to pay the cost of insurance, taxes and a portion of the lessor’s operating costs.

Of the 75 owned and leased theatres, 1 theatre and two screens are held through a corporation that is owned 80% by UATC and one theatre and nine screens is held by a corporation, owned 51% by UATC.  The remaining owned and leased theatres are held directly by UATC or its wholly owned subsidiaries.  Certain of our leased theatres are subject to sale and leaseback transactions, as further described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

UATC also manages one theatre with one screen located in the United States and receives a monthly management fee based on a percentage of total revenues.

UATC leases the land, building and equipment in the theatres owned by Prop I in accordance with a master affiliate lease.  The Prop I master lease expired in 2003 and UATC exercised its option to extend the lease for an additional ten years.

Item 3.                          LEGAL PROCEEDINGS

Pursuant to General Instruction G(2) to Form 10-K and Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the information required to be furnished by us under this Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained in Note 8 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 4.                          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Under the reduced disclosure format permitted by General Instruction I(2) of Form 10-K for wholly owned subsidiaries, the information otherwise required by this item has been omitted.

PART II

Item 5.                          MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 28, 2007, UATC’s common stock is held entirely by the Parent.  There is no established public trading market for the Company’s common stock. During 2004, UATC effected one cash dividend totaling approximately $21.7 million to the Parent.  During 2005, UATC effected two cash dividends totaling approximately $32.3 million to the Parent. UATC’s ability to pay dividends is restricted by the terms of the Participation Agreement entered into in connection with the 1995 sale and leaseback transaction described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 6.                          SELECTED FINANCIAL DATA

Under the reduced disclosure format permitted by General Instruction I(2) of Form 10-K for wholly owned subsidiaries, the information otherwise required by this item has been omitted.

Item 7.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of UATC for the fiscal years December 28, 2006, December 29, 2005 and December 30, 2004. The following discussion and analysis should be read in conjunction with the consolidated financial statements of UATC and the notes thereto included elsewhere in this Form 10-K.

Overview and Basis of Presentation

As of December 28, 2006, UATC operates 653 screens in 75 theatres in 19 states with over 23 million annual attendees.  The UATC operated theatres are managed by RCI, a wholly owned subsidiary of Regal, pursuant to a management arrangement described below.  The Company primarily operates multi-screen theatres and has an average of 8.7 screens per location. Theatre operations in seven states (California, New York, Florida, Maryland, Texas, Mississippi and Pennsylvania) accounted for approximately 66.7% and 64.9% of UATC’s total theatres and screens, respectively, as of December 28, 2006 and 75.3% of UATC’s theatrical revenue for the fiscal year ended December 28, 2006.

United Artists became a wholly owned subsidiary of REH through a series of transactions in 2002.  REH is a wholly owned subsidiary of Regal who acquired Regal Cinemas, United Artists, Edwards and Regal CineMedia through a series of transactions on April 12, 2002.  For a detailed discussion of the transactions resulting in Regal’s acquisition of its subsidiaries, see Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. On August 17, 2005, REH transferred the stock of United Artists to RCI. As a result, United Artists and its subsidiaries became subsidiaries of RCI.

The Company generates revenues primarily from admissions and concession sales. Additional revenues are generated by on-screen advertisements, rental of theatres for business meetings, concerts and other events distributed on a live or pre-recorded basis provided by RCI pursuant to its management agreement with UATC (described in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K), electronic video games located adjacent to the lobbies of certain of the Company’s theatres and vendor marketing programs. Film rental costs depend on a variety of factors including the prospects of a film and the popularity of a film and such film rental costs generally increase as the admissions revenues generated by a film increases. Because the Company purchases certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

In order to provide a meaningful basis of comparing the fiscal years ended December 28, 2006, December 29, 2005 and December 30, 2004 for purposes of the following tables and discussion, the operating results for the fifty-two weeks ended December 28, 2006 (“Fiscal 2006 Period”) are compared to the fifty-two weeks ended December 29, 2005 (“Fiscal 2005 Period”) and the fifty-two weeks ended December 30, 2004 (“Fiscal 2004 Period”).

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see “Business-Industry Overview and Trends” and “Risk Factors.”

Results of Operations

The 2006 fiscal year was a solid year for the film exhibition industry. Based on our review of industry sources, national box office revenues were estimated to have increased by approximately 4.0% during fiscal year 2006 in comparison to fiscal year 2005. The industry achieved these results with strong attendance from the breadth of the fiscal 2006 film slate, coupled with ticket price increases.

Our total revenue for the Fiscal 2006 Period was $238.3 million, consisting of $163.9 million of admissions revenues, $65.3 million from concessions revenues and $9.1 million of other operating revenues, and represented a 5.6% decrease over total revenues of $252.5 million for the Fiscal 2005 Period.

The decline in the Company’s operating results was attributable to a 9.1% decrease in attendance resulting primarily from the closure of 62 underperforming screens during the Fiscal 2006 Period and from the sale of 37 screens to another theatre operator in November 2005.  The decline in box office revenues was partially offset by the growth in the overall industry box office and a 3.2% increase in the Fiscal 2006 Period average ticket prices per patron resulting from periodic pricing reviews conducted by the Company.  Such reviews include an analysis of various factors, including general inflationary trends and local market conditions.  During the Fiscal 2006 Period, we experienced growth of 4.8% in average concession revenues per patron. The growth in average concession revenues per patron was primarily attributable to the success of certain family-oriented and concession-friendly films such as Pirates of the Caribbean: Dead Man’s Chest, X-Men 3 and Cars exhibited during the Fiscal 2006 Period and periodic pricing reviews.

Income from operations increased $5.0 million, or 90.9%, to $10.5 million for the Fiscal 2006 Period compared to $5.5 million in the Fiscal 2005 Period.  The net increase in income from operations was primarily attributable to the decrease in total operating expenses during the Fiscal 2006 Period described in further detail below, partially offset by the decline in attendance during the Fiscal 2006 Period, as described above. Net income increased to $6.2 million in the Fiscal 2006 Period compared to net income of $3.3 million in the Fiscal 2005 Period.  The increase in net income was primarily attributable to the increase in operating income and the increase in interest income net, partially offset by an increase in income taxes during the Fiscal 2006 Period, as described in further detail below.

We are optimistic regarding the 2007 film slate and share the view of a number of film studio executives and analysts who believe the industry is poised to benefit from a year of solid box office performance. Evidenced by the film studios’ continued efforts to promote and market upcoming film releases, 2007 appears to be another year of high-profile releases such as Spider-Man 3, Shrek the Third, Pirates of the Caribbean: At World’s End, Ocean’s Thirteen, Ratatouille, Harry Potter and the Order of the Phoenix, The Bourne Ultimatum and Rush Hour 3.

With respect to capital expenditures, due in part to the timing of certain construction projects, we expect theatre capital expenditures to be in the range of $5.0 million to $10.0 million for fiscal 2007, primarily consisting of expansion of existing theatre facilities, upgrades and replacements.

Overall for the fiscal 2007 year, we are forecasting a modest increase in attendance for the exhibition industry as a result of the upcoming high-profile film releases described above and modest increases in ticket prices and average concessions per patron.  With respect to UATC, we expect fiscal 2007 admission and concessions revenues to be supported by our continued focus on efficient theatre operations, however, further closures of underperforming screens could offset increases in industry box office and concessions per patron.  For an understanding of the significant factors that influenced our performance during the past three fiscal years, the preceding and following discussion should be read in conjunction  with the consolidated financial statements and the notes thereto presented in this Form 10-K.

The following table sets forth the percentage of total revenues represented by certain items reflected in UATC’s consolidated statements of income for the Fiscal 2006 Period, the Fiscal 2005 Period and the Fiscal 2004 Period:

	Fiscal 2006 Period	Fiscal 2005 Period	Fiscal 2004 Period
Revenues:
Admissions	68.8%	69.2%	69.6%
Concessions	27.4	27.2	27.1
Other operating revenues	3.8	3.6	3.3

Total revenues	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	35.2	35.8	36.0
Cost of concessions	4.1	3.9	4.0
Other operating expenses	41.5	43.5	41.5
Sale and leaseback rentals	6.3	6.0	5.3
General and administrative expenses (including share-based compensation expense of $0.2 million, $2.3 million and $2.8 million for the Fiscal 2006 Period, the Fiscal 2005 Period and the Fiscal 2004 Period, respectively)	3.1	4.0	4.0
Depreciation and amortization	4.9	5.3	4.7
Net loss (gain) on disposal and impairments of operating assets	0.5	(0.7)	0.6
Net loss on lawsuit settlement	—	—	0.6

Total operating expenses	95.6	97.8	96.7

Income from operations	4.4%	2.2%	3.3%

Total Revenues

The following table summarizes revenues and revenue-related data for the Fiscal 2006 Period, Fiscal 2005 Period and the Fiscal 2004 Period (in millions, except averages):

	Fiscal 2006 Period	Fiscal 2005 Period	Fiscal 2004 Period
Admissions	$163.9	$174.7	$204.2
Concessions	65.3	68.7	79.5
Other operating revenues	9.1	9.1	9.6

Total revenues	$238.3	$252.5	$293.3

Attendance	23.1	25.4	31.4
Average ticket price (1)	$7.10	$6.88	$6.50
Average concessions per patron (2)	$2.83	$2.70	$2.53

(1)             Calculated as admissions revenue/attendance.

(2)             Calculated as concessions revenue/attendance.

Revenues

Admissions

Total admissions revenues decreased $10.8 million, or 6.2%, to $163.9 million, for the Fiscal 2006 Period from $174.7 million for the Fiscal 2005 Period.  Our Fiscal 2006 Period box office results were unfavorably impacted by a 9.1% decrease in attendance. The decrease in attendance during the Fiscal 2006 Period compared to the Fiscal 2005 Period was primarily attributable to the closure of 62 underperforming screens during the Fiscal 2006 Period and the sale of 37 screens to another theatre operator in November 2005. The decline in admissions revenue was partially offset by the growth in the overall industry box office and a 3.2% increase in the Fiscal 2006 Period average ticket prices per patron resulting from periodic pricing reviews conducted by the Company.  Such reviews include an analysis of various factors, including general inflationary trends and local market conditions.

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

Concessions

Total concessions revenues decreased $3.4 million, or 4.9%, to $65.3 million for the Fiscal 2006 Period from $68.7 million for the Fiscal 2005 Period.  The decrease in concessions revenues in the Fiscal 2006 Period compared to the Fiscal 2005 Period was primarily due to the aforementioned Fiscal 2006 Period decrease in attendance.   The decline in concessions revenue was partially offset by a 4.8% increase in the Fiscal 2006 Period average concessions per patron, primarily attributable to changes in our concessions product mix (including certain size changes) and increases in concession prices.  In addition, the success of certain family-oriented and concession-friendly films such as Pirates of the Caribbean: Dead Man’s Chest, X-Men 3 and Cars benefited concession revenues for the Fiscal 2006 Period.

Total concessions revenues decreased $10.8 million, or 13.6%, to $68.7 million for the Fiscal 2005 Period, from $79.5 million for the Fiscal 2004 Period.  The decrease in concessions revenues in the Fiscal 2005 Period compared to the Fiscal 2004 Period was primarily due to a 19.1% decrease in attendance, partially offset by a 6.7% increase in average concessions per patron.  The net increase in the Fiscal 2005 Period average concessions per patron was primarily attributable to changes in our concessions product mix (including certain pricing and size changes) and the increased breadth of family-oriented and concession-friendly film product exhibited during the Fiscal 2005 Period.

Other Operating Revenues

Total other operating revenues were $9.1 million for the Fiscal 2006 Period and for the Fiscal 2005 Period. Included in other operating revenues are on-screen and lobby advertising revenues, business meetings and concert event revenues, marketing revenues from certain of the Company’s vendor marketing programs and game revenues.

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

Operating Expenses

The following table summarizes certain operating expenses for the Fiscal 2006 Period, Fiscal 2005 Period and the Fiscal 2004 Period (dollars in millions):

	Fiscal 2006 Period		Fiscal 2005 Period		Fiscal 2004 Period
	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs (1)	83.9	51.2	90.4	51.7	105.7	51.8
Cost of concessions (2)	9.8	15.0	10.0	14.6	11.8	14.8
Other theatre operating expenses (3)	98.9	41.5	109.8	43.5	121.7	41.5
Sale and leaseback rentals (3)	15.0	6.3	15.1	6.0	15.4	5.3
General and Administrative expenses (3)	7.5	3.1	10.1	4.0	11.8	4.0

(1)             Percentage of revenues calculated as a percentage of admissions revenues.

(2)             Percentage of revenues calculated as a percentage of concessions revenues.

(3)             Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

 During the Fiscal 2006 Period, film rental and advertising costs as a percentage of admissions revenues decreased to 51.2% as compared to 51.7% in the Fiscal 2005 Period.  The decrease in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2006 Period compared to the Fiscal 2005 Period was primarily the result of a higher percentage of box office revenues generated from lower grossing films, coupled with higher film rental costs associated with certain Fiscal 2005 Period films such as Star Wars: Episode III— Revenge of the Sith.

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

Cost of Concessions

Cost of concessions as a percentage of concessions revenues increased to 15.0% in the Fiscal 2006 Period as compared to 14.6% in the Fiscal 2005 Period.  The increase in the cost of concessions as a percentage of concession revenues during the Fiscal 2006 Period compared to the Fiscal 2005 Period was primarily related to a greater percentage of lower margin concession items in the overall mix of concession product sold during the Fiscal 2006 Period as compared to the Fiscal 2005 Period.

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

Other Theatre Operating Expenses

Other theatre operating expenses decreased $10.9 million, or 9.9%, to $98.9 million for the Fiscal 2006

Period, from $109.8 million in the Fiscal 2005 Period.  Other theatre operating expenses as a percentage of total revenues decreased to 41.5% in the Fiscal 2006 Period as compared to 43.5% in the Fiscal 2005 Period. The decrease in other theatre operating expenses in the Fiscal 2006 Period compared to the Fiscal 2005 Period was primarily attributable to the closure of 62 underperforming screens during the Fiscal 2006 Period and from the sale of 37 screens to another theatre operator in November 2005.  The decrease in other theatre operating expenses as a percentage of total revenues in the Fiscal 2006 Period compared to the Fiscal 2005 Period was due to a reduction of certain non-rent occupancy costs and certain other variable operating costs.

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

Sale and Leaseback Rentals

Sale and leaseback expenses decreased $0.1 million, or 0.7%, to $15.0 million for the Fiscal 2006 Period, from $15.1 million for the Fiscal 2005 Period.  The decrease in sale and leaseback expenses during the Fiscal 2006 Period compared to the Fiscal 2005 Period was due to a decrease in rent expense related to the sale of certain underperforming properties during the Fiscal 2006 Period as further described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Sale and leaseback expenses decreased $0.3 million, or 1.9%, to $15.1 million during the Fiscal 2005 Period, from $15.4 million in the Fiscal 2004 Period.  The decrease in sale and leaseback expenses in the Fiscal 2005 Period was due to a decrease in rent expense related to the sale of certain underperforming properties during the Fiscal 2005 Period as further described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

General and Administrative Expenses

General and administrative expenses decreased $2.6 million, or 25.7%, to $7.5 million during the Fiscal 2006 Period, from $10.1 million in the Fiscal 2005 Period.  As a percentage of total revenues, general and administrative expenses decreased to 3.1% in the Fiscal 2006 Period, from 4.0% in the Fiscal 2005 Period.   Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC.  The decrease in general and administrative expenses during the Fiscal 2006 Period compared to the Fiscal 2005 Period was primarily attributable to the reduction in share-based compensation expense during the Fiscal 2006 Period, as further described in Note 9 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, and to a lesser extent, the reduction in management fee costs incurred during the Fiscal 2006 Period resulting from the decrease in total revenues during the Fiscal 2006 Period compared to the Fiscal 2005 Period.

General and administrative expenses decreased $1.7 million, or 14.4%, to $10.1 million during the Fiscal 2005 Period, from $11.8 million in the Fiscal 2004 Period.  As a percentage of total revenues, general and administrative expenses were approximately 4.0% for both the Fiscal 2005 and Fiscal 2004 Periods.  The decrease in general and administrative expenses during the Fiscal 2005 Period was primarily due to the reduction in management fee costs incurred during the Fiscal 2005 Period resulting from the decrease in total revenues during the Fiscal 2005 Period compared to the Fiscal 2004 Period.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.7 million, or 12.8%, to $11.6 million for the Fiscal 2006 Period, from $13.3 million for the Fiscal 2005 Period.  The decrease in depreciation and amortization expense during the Fiscal 2006 Period compared to the Fiscal 2005 Period was primarily due to the closure of 62 underperforming screens during the Fiscal 2006 Period and the sale of 37 screens to another theatre operator in November 2005.

Depreciation and amortization decreased $0.4 million, or 2.9%, to $13.3 million in the Fiscal 2005 Period, from $13.7 million in the Fiscal 2004 Period.  The decrease in depreciation and amortization during the Fiscal 2005 Period was primarily due to the closure of 100 screens during the Fiscal 2005 Period.

Income from Operations

Income from operations totaled approximately $10.5 million for the Fiscal 2006 Period, which represents an increase of $5.0 million, or 90.9%, from $5.5 million in the Fiscal 2005 Period.  The net increase in income from operations during the Fiscal 2006 Period compared to the Fiscal 2005 Period was primarily attributable to the decrease in total operating expenses, partially offset by a 5.6% decrease in total revenues for the Fiscal 2006 Period, described above and the increase in the net loss on disposal and impairment of operating assets during the Fiscal 2006 Period.

Income from operations totaled approximately $5.5 million for the Fiscal 2005 Period, which represents a decrease of $4.1 million, or 42.7%, from $ 9.6 million for the Fiscal 2004 Period.  The decrease in income from operations during the Fiscal 2005 Period was primarily attributable to the reduction in total revenues discussed above, partially offset by a decrease in total operating expenses, including a net gain on the disposal and impairment of operating assets for the Fiscal 2005 Period.

Interest Expense / Income, Net

Net interest income increased $0.5 million to $0.6 million for the Fiscal 2006 Period, from $0.1 million for the Fiscal 2005 Period.  The increase in net interest income during the Fiscal 2006 Period compared to the Fiscal 2005 Period was primarily due to the repayment of the mortgage associated with the sale of the land and building related to one theatre location in September 2005 and the interest earned on the higher cash balance during the Fiscal 2006 Period.

Net interest income increased $0.7 million to $0.1 million for the Fiscal 2005 Period.  The increase in net interest income during the Fiscal 2005 Period was primarily due to the repayment of the mortgage associated with the sale of the land and building related to one location and the increase in interest income during the Fiscal 2005 Period.

Income Taxes

The provision for income taxes increased $2.3 million, or 92.0%, to $4.8 million for the Fiscal 2006 Period, from $2.5 million for the Fiscal 2005 Period.  Accordingly, the effective tax rate was 43.6% and 43.1% for the Fiscal 2006 and Fiscal 2005 Periods, respectively.  The effective tax rate for each period reflects the impact of certain non-deductible expenses.

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

As discussed in Note 7 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, during 2005, REG, the parent company of the consolidated tax group which includes activity of the Company, was notified that the Internal Revenue Service (“IRS”) would examine its 2002 and 2003 federal income tax returns.  In October 2005, the examination of REG’s federal tax returns for such years was completed, and REG and the IRS agreed to certain adjustments to the years under audit.  Such adjustments did not have a material impact on the Company’s provision for income taxes.

Net Income (Loss)

Net income totaled $6.2 million for the Fiscal 2006 Period, which represents an increase of $2.9 million, from $3.3 million in the Fiscal 2005 Period.  The increase in net income for the Fiscal 2006 Period compared to the Fiscal 2005 Period was primarily attributable to the increase in operating income described above and the increase in interest income, partially offset by an increase in income taxes during the Fiscal 2006 Period.

Net income totaled $3.3 million for the Fiscal 2005 Period, which represents an increase of $4.0 million from a net loss of ($0.7) million for the Fiscal 2004 Period.  The increase in net income for the Fiscal 2005 Period was primarily attributable to the decreases in interest expense, minority interest expense and the Fiscal 2004 Period expense related to the purchase of the partnership interests in one of our subsidiaries included as a component of “Other net,” partially offset by an increase in income taxes and the decrease in income from operations, as discussed above.

Cash Flows

The following table summarizes certain cash flow data for the Fiscal 2006 Period, Fiscal 2005 Period and Fiscal 2004 Period (dollars in millions):

	Fiscal 2006 Period	Fiscal 2005 Period	Fiscal 2004 Period
Net cash provided by operating activities	$16.1	$19.5	$32.8
Net cash provided by (used in) investing activities	(4.1)	9.5	(5.8)
Net cash used in financing activities	(3.8)	(33.0)	(13.3)
Net increase (decrease) in cash and cash equivalents	8.2	(4.0)	13.7

Fiscal 2006 Period Compared to Fiscal 2005 Period

Net cash flows provided by operating activities were approximately $16.1 million for the Fiscal 2006 Period, which represents a decrease of $3.4 million compared to $19.5 million in the Fiscal 2005 Period. Fiscal 2006 Period net cash flows generated from operating activities were impacted by several factors including an approximate $2.7 million decrease in adjustments (primarily a decrease in depreciation expense, a reduction in share-based compensation expense, a decrease in escalating rent and in deferred income tax expense, partially offset by an increase in minority interest expense and a greater loss on disposal and impairment of operating assets) to reconcile net income to cash provided by operating activities and a $3.6 million reduction of changes in operating assets and liabilities, partially offset by a $2.9 million increase in net income contributed to the net decrease in net cash provided by operating activities. The net decrease in the changes in operating assets and liabilities and other working capital items was primarily related to the timing of certain vendor payments and income tax payments (including a reclassification of excess tax benefits from share-based payment arrangements to cash flows used in financing activities discussed further in Note 9 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) and decreases in prepaid expenses and other current assets, partially offset by an increase in certain accrued expenses and other liabilities.

Net cash flows used in investing activities totaled approximately $4.1 million for the Fiscal 2006 Period compared to cash flows provided by investing activities of approximately $9.5 million for the Fiscal 2005 Period.  The net decrease in cash flows provided by investing activities during the Fiscal 2006 Period was primarily attributable to a decrease in proceeds from the disposition of assets of $13.5 million and an increase in capital expenditures of $0.1 million during the Fiscal 2006 Period as compared the Fiscal 2005 Period.

Net cash flows used in financing activities were approximately $3.8 million for the Fiscal 2006 Period compared to cash flows used in financing activities of approximately $33.0 million for the Fiscal 2005 Period. The net decrease in cash flows used in financing activities during the Fiscal 2006 Period was primarily attributable to a decrease in cash dividends to the Parent of $32.3 million, a $2.7 million mortgage repayment during the Fiscal 2005 Period, fewer debt payments and the reclassification of excess tax benefits from share-based payment arrangements from cash flows from operating activities discussed further in Note 9 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, partially offset by the net increase in the change in the related party receivable of $7.4 million during the Fiscal 2006 Period as compared to the Fiscal 2005 Period, described further in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Fiscal 2005 Period Compared to Fiscal 2004 Period

Cash flows generated from operating activities were approximately $19.5 million for the Fiscal 2005 Period compared to approximately $32.8 million for the Fiscal 2004 Period. Fiscal 2005 Period cash flows generated from operating activities were impacted by several factors including a decrease in income from operations during the Fiscal 2005 Period related to a reduction in total revenues, partially offset by decreases in operating expenses including a net gain on the disposal and impairment of operating assets for the Fiscal 2005 Period.  The $13.3 million net decrease in net cash provided by operating activities was attributable to a net decrease of $9.9 million in adjustments to reconcile net income to cash provided by operating activities and a net decrease of $7.4 million in changes in operating assets and liabilities, partially offset a $4.0 million increase in net income.  Such adjustments included a decrease in depreciation and amortization of $0.4 million, a decrease in minority interest expense of $1.1 million, an increase in the net gain on the disposal and impairment of operating assets of $3.5 million and a loss of $7.4 million related to the purchase of the partnership interests in one of the Company’s subsidiaries during the Fiscal 2004 Period, partially offset by an increase of $1.9 million in deferred income tax expense.  The net decrease in the changes in operating assets and liabilities was primarily related to the timing of certain vendor payments and income tax payments and decreases in prepaid expenses and other current assets.

Cash flows provided by investing activities were approximately $9.5 million for the Fiscal 2005 Period compared to cash flows used in investing activities of approximately $5.8 million for the Fiscal 2004 Period.  The $15.3 million net increase in cash flows provided by investing activities was attributable to a $3.5 million decrease in capital expenditures and a $4.7 million increase in proceeds from the disposition of assets during the Fiscal 2005 Period and $9.9 million used to purchase the partnership interests in one of the Company’s subsidiaries during the Fiscal 2004 Period, partially offset by $2.8 million in proceeds received from the sale of the Company’s interest in a limited liability company during the Fiscal 2004 Period.

Cash flows used in financing activities were approximately $33.0 million for the Fiscal 2005 Period compared to cash flows used in financing activities of approximately $13.3 million for the Fiscal 2004 Period. The $19.7 million net increase in cash flows used in financing activities was primarily attributable to the increase in cash dividends to the Parent of $10.6 million and the $2.7 million mortgage repayment during the Fiscal 2005 Period and the net decrease in the change in the related party receivable of $6.8 million during the Fiscal 2005 Period as compared to the Fiscal 2004 Period, described in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

The Company funds the cost of its capital expenditures through internally generated cash flow and cash on hand. The Company’s capital requirements have historically arisen principally in connection with adding new screens and retrofitting existing theatres, upgrading the Company’s theatre facilities and replacing equipment.  The Company currently expects capital expenditures for theatre expansion, upgrading and replacements to be in the range of $5.0 million to $10.0 million in fiscal 2007. During the Fiscal 2006 Period, the Company invested an aggregate of approximately $5.6 million in capital expenditures.

On October 11, 2005, UATC entered into a purchase and sale agreement with Boardwalk Ventures, LLC (“Boardwalk”) to sell a total of 5 theatres and 37 screens in Mississippi and Louisiana for cash in the amount of approximately $5.5 million. The disposition was completed on November 4, 2005.

Contractual Cash Obligations and Commitments

The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases, including leases that are subject to sale and leaseback transactions, as further described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.  Other than operating leases which are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing.  As of December 28, 2006, the Company’s estimated contractual cash obligations over the next several periods are as follows (dollars in millions):

	Payments Due By Period
Contractual cash obligations	Total	Current	13-36 Months	37-60 Months	After 60 Months
Capital lease obligations, including interest (1)	$3.3	$0.3	$0.7	$0.7	$1.6
Operating leases (2)	343.2	39.2	78.7	71.5	153.8
Total contractual cash obligations	$346.5	$39.5	$79.4	$72.2	$155.4

(1)             The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of December 28, 2006.  Future interest payments are calculated based on interest rates implicit in the underlying leases, which have an interest rate of 10.0%, maturing in 2016. Refer to Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our capital lease obligations.

(2)             We enter into operating leases in the normal course of business.  Such lease agreements provide us with the option to renew the leases at defined or then fair value rental rates for various periods.  Our future operating lease obligations would change if we exercised these renewal options or if we enter into additional operating lease agreements.  Our operating lease obligations are further described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

We believe that the amount of cash and cash equivalents on hand and cash flow expected from operations will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

Sale-Leaseback Transactions

For information regarding our various sale and leaseback transactions, refer to Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. We evaluate and modify on an ongoing basis such estimates and assumptions, which include those related to film costs, property and equipment, goodwill and income taxes as well as others discussed in Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ materially from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as in the notes to the consolidated financial statements, if applicable, where such estimates, assumptions, and accounting policies affect our reported and expected results. Management has discussed the development and selection of its critical accounting estimates with the audit committee of our Board of Directors and the audit committee has reviewed our related disclosures herein.

We believe the following accounting policies are critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•                  Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” specifies that goodwill and indefinite-lived intangible assets will be subject to an annual impairment assessment. Based on our annual impairment assessment conducted during fiscal 2006, fiscal 2005 and fiscal 2004, we were not required to record a charge for goodwill impairment. In assessing the recoverability of the goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods.

•                  We estimate our film cost expense and related film cost payable based on management’s best estimate of the ultimate settlement of the film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically “settled” within two to three months of a particular film’s opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. Such adjustments have been historically insignificant. Actual film costs and film costs payable could differ materially from those estimates. For the fiscal years ended December 28, 2006, December 29, 2005 and December 30, 2004, there were no significant changes in our film cost estimation and settlement procedures.

•                  We depreciate and amortize the components of our property and equipment relating to both owned and leased theatres on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets. Each owned theatre consists of a building structure, structural improvements, seating and concession and film display equipment. While we have assigned an estimated useful life of less than 30 years to certain acquired facilities, we estimate that our newly constructed buildings generally have an average economic useful life to us of 30 years. Certain of our buildings have been in existence for more than 40 years. With respect to equipment (e.g., concession stand, point-of-sale equipment, etc.), a substantial portion is depreciated over seven years or less, which has been our historical replacement period. Seats and projection equipment generally have a longer useful economic life, and their depreciable lives (12-15 years) are based on our experience and replacement practices. The estimates of the assets’ useful lives require our judgment and our knowledge of the assets being depreciated and amortized. Further, we review the economic useful lives of such assets annually and make adjustments thereto as necessary. Actual economic lives may differ materially from these estimates.

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

For the fiscal years ended December 28, 2006, December 29, 2005 and December 30, 2004, no significant changes have been made to the depreciation and amortization rates applied to operating assets, the underlying assumptions related to estimates of depreciation and amortization, or the methodology applied. For the fiscal year ended December 28, 2006, consolidated depreciation and amortization expense was $11.6 million, representing 4.9% of consolidated total revenues. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation and amortization expense would have decreased by approximately $0.9 million or 7.8%. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation and amortization expense would have increased by approximately $1.1 million or 9.5%.

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

For the fiscal year ended December 28, 2006, our provision for income taxes was $4.8 million. Changes in management’s estimates and assumptions regarding the probability that certain tax return positions will be sustained, the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could impact the provision for income taxes and change the effective tax rate.  A one percentage point change in the effective tax rate from 43.6% to 44.6% would have increased the current year income tax provision by approximately $0.1 million.

Quarterly Results

The following tables set forth selected unaudited quarterly results for the eight quarters ended December 28, 2006. The quarterly financial data as of each period presented below have been derived from UATC’s unaudited consolidated financial statements for those periods. Results for these periods are not necessarily indicative of results for the full year. The quarterly financial data should be read in conjunction with the consolidated financial statements of UATC and notes thereto included elsewhere in this Form 10-K.

(In millions)	Dec. 28, 2006	Sept. 28, 2006	June 29, 2006	March 30, 2006	Dec. 29, 2005	Sept. 29, 2005	June 30, 2005	March 31, 2005
Total revenues	$57.7	$61.6	$63.2	$55.8	$62.0	$63.1	$64.9	$62.5
Income from operations	2.9	2.3	3.8	1.5	3.2	1.5	—	0.8
Net income	1.4	1.5	2.4	0.9	2.1	0.7	—	0.5

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

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, which information is incorporated herein by reference.

Off-Balance Sheet Arrangements

Other than the operating leases detailed above under “Contractual Cash Obligations and Commitments,” the Company has no other off-balance sheet arrangements.

Item 7A.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

UATC’s market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates.  As of December 28, 2006, the Company maintained no debt obligations bearing floating interest rates.

Item 8.                          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
United Artists Theatre Circuit, Inc:

We have audited the accompanying consolidated balance sheets of United Artists Theatre Circuit, Inc. and subsidiaries as of December 28, 2006 and December 29, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 28, 2006. These consolidated  financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Artists Theatre Circuit, Inc. and subsidiaries as of December 28, 2006 and December 29, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 9 to the consolidated financial statements, effective December 30, 2005, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(revised), Share-Based Payment.

Nashville, Tennessee
March 28, 2007

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in millions, except share data)

Assets	December 28, 2006	December 29, 2005
Current assets:
Cash and cash equivalents	$39.7	$31.5
Receivables, net	2.0	1.0
Prepaid expenses, concession inventory and other current assets	1.1	0.9
Deferred income tax asset	—	0.1
Total current assets	42.8	33.5
Property and equipment:
Land	3.3	3.3
Buildings, leasehold improvements and equipment	134.2	134.5
Total property and equipment	137.5	137.8
Accumulated depreciation and amortization	(63.9)	(56.2)
Total property and equipment, net	73.6	81.6
Goodwill	36.4	36.4
Investments and related receivables	0.2	0.2
Other non-current assets	0.3	0.5
Total assets	$153.3	$152.2
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$11.4	$15.6
Accrued expenses	7.4	7.1
Deferred income tax liability	0.5	—
Current portion of debt obligations	0.1	0.1
Total current liabilities	19.4	22.8
Other non-current liabilities	3.2	3.4
Long-term debt	2.0	2.2
Deferred income tax liability	52.3	50.3
Total liabilities	76.9	78.7
Minority interest	1.9	1.8

Stockholder’s equity
Preferred stock, $1.00 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 28, 2006 and December 29, 2005, respectively	—	—
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at December 28, 2006 and December 29, 2005, respectively	—	—
Additional paid-in capital	92.8	92.0
Unamortized deferred stock compensation	—	(0.8)
Retained earnings	6.9	0.7
Related party receivables	(25.2)	(20.2)
Total stockholder’s equity	74.5	71.7
Total liabilities and stockholder’s equity	$153.3	$152.2

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

(Amounts in Millions)

	Year Ended December 28, 2006	Year Ended December 29, 2005	Year Ended December 30, 2004
Revenues:
Admissions	$163.9	$174.7	$204.2
Concessions	65.3	68.7	79.5
Other operating revenue	9.1	9.1	9.6
Total revenue	238.3	252.5	293.3
Operating expenses:
Film rental and advertising costs	83.9	90.4	105.7
Cost of concessions	9.8	10.0	11.8
Other operating expenses	98.9	109.8	121.7
Sale and leaseback rentals	15.0	15.1	15.4
General and administrative expenses (including share-based compensation expense of $0.2 million, $2.3 million and $2.8 million for the years ended December 28, 2006, December 29, 2005 and December 30, 2004, respectively)	7.5	10.1	11.8
Depreciation and amortization	11.6	13.3	13.7
Net loss (gain) on disposal and impairment of operating assets	1.1	(1.7)	1.8
Net loss on lawsuit settlement	—	—	1.8
Total operating expenses	227.8	247.0	283.7
Income from operations	10.5	5.5	9.6
Other expense (income):
Interest expense (income), net	(0.6)	(0.1)	0.6
Minority interest in earnings (loss) of consolidated subsidiaries	0.1	(0.2)	0.9
Other, net	—	—	6.5
Total other expense (income), net	(0.5)	(0.3)	8.0
Income before income taxes	11.0	5.8	1.6
Provision for income taxes	4.8	2.5	2.3
Net income (loss)	$6.2	$3.3	$(0.7)

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss)
(Amounts in Millions)

	Preferred stock	Common stock	Additional paid-in capital	Deferred stock compensation	Retained earnings/ (accumulated deficit)	Intercompany and Related party receivable	Total stockholder’s equity
Balances at January 1, 2004	$—	$—	$130.3	$(5.9)	$9.3	$(31.8)	$101.9
Net loss and comprehensive loss	—	—	—	—	(0.7)	—	(0.7)
Dividend to Parent	—	—	(10.5)	—	(11.2)	—	(21.7)
Amortization of deferred stock compensation	—	—	—	2.8	—	—	2.8
Tax benefit from exercise of stock options	—	—	3.3	—	—	—	3.3
Change in related party receivable	—	—	—	—	—	9.2	9.2
Sale of certain theatre assets to UATG	—	—	(2.3)	—	—	—	(2.3)
Balances at December 30, 2004	—	—	120.8	(3.1)	(2.6)	(22.6)	92.5
Net income and comprehensive income	—	—	—	—	3.3	—	3.3
Dividends to Parent	—	—	(32.3)	—	—	—	(32.3)
Amortization of deferred stock compensation	—	—	—	2.3	—	—	2.3
Tax benefit from exercise of stock options	—	—	3.5	—	—	—	3.5
Change in related party receivable	—	—	—	—	—	2.4	2.4
Balances at December 29, 2005	—	—	92.0	(0.8)	0.7	(20.2)	71.7
Net income and comprehensive income	—	—	—	—	6.2	—	6.2
Adoption of SFAS No. 123R	—	—	(0.8)	0.8	—	—	—
Share-based compensation expense	—	—	0.2	—	—	—	0.2
Tax benefit from exercise of stock options	—	—	1.4	—	—	—	1.4
Change in related party receivables	—	—	—	—	—	(5.0)	(5.0)
Balances at December 28, 2006	$—	$—	$92.8	$—	$6.9	$(25.2)	$74.5

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Amounts in Millions)

	Year ended December 28, 2006	Year ended December 29, 2005	Year ended December 30, 2004
Cash flow from operating activities:
Net income (loss)	$6.2	$3.3	$(0.7)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Effect of leases with escalating minimum annual rentals	(0.1)	0.2	—
Depreciation and amortization	11.6	13.3	13.7
Share-based compensation expense	0.2	2.3	2.8
Net loss (gain) on disposal and impairment of operating assets	1.1	(1.7)	1.8
Gain on sale of LLC interest	—	—	(0.9)
Loss on purchase of partnership interests	—	—	7.4
Minority interest in earnings (loss) of consolidated subsidiaries	0.1	(0.2)	0.9
Deferred income tax expense	3.1	4.8	2.9
Change in operating assets and liabilities (excluding effects of acquisition and and dispositions):
Receivables	(1.0)	(0.2)	—
Prepaid expenses and concession inventory	(0.2)	4.4	0.3
Other assets	0.2	0.4	0.8
Accounts payable	(4.2)	(0.5)	(7.8)
Accrued expenses and other liabilities	(0.9)	(6.6)	11.6
Net cash provided by operating activities	16.1	19.5	32.8
Cash flow from investing activities:
Capital expenditures	(5.6)	(5.5)	(9.0)
Proceeds from disposition of fixed assets, net	1.5	15.0	10.3
Cash used to purchase partnership interests	—	—	(9.9)
Proceeds from the disposition of partnership interest	—	—	2.8
Net cash provided by (used in) investing activities	(4.1)	9.5	(5.8)
Cash flow from financing activities:
Debt payments	(0.2)	(0.4)	(0.5)
Decrease (increase) in related party receivables	(5.0)	2.4	9.2
Payment of mortgage	—	(2.7)	—
Dividend to Parent	—	(32.3)	(21.7)
Other, net	—	—	(0.3)
Excess tax benefit from share-based payment arrangements	1.4	—	—
Net cash used in financing activities	(3.8)	(33.0)	(13.3)
Net increase (decrease) in cash and cash equivalents	8.2	(4.0)	13.7
Cash and cash equivalents:
Beginning of period	31.5	35.5	21.8
End of period	$39.7	$31.5	$35.5

Supplemental cash flow information:
Cash paid for interest	$0.1	$0.2	$0.4
Cash paid for income taxes	$0.5	$0.3	$3.6

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2006

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

UATC operates 653 screens in 75 theatres in 19 states as of December 28, 2006. As of December 29, 2005, UATC operated 715 screens in 85 theatres in 19 states. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.

The Company became a subsidiary of Regal Entertainment Group (“REG” or “Regal”) on April 12, 2002, in conjunction with an exchange transaction in which REG, through its wholly owned subsidiary Regal Entertainment Holdings, Inc. (“REH”), also acquired Edwards Theatres, Inc. (“Edwards”), Regal Cinemas Corporation (“Regal Cinemas”) and Regal CineMedia Corporation (“Regal CineMedia”). REG is controlled by the Anschutz Company (“Anschutz”), which indirectly controlled each of us, Edwards, Regal Cinemas, United Artists and Regal CineMedia prior to REG’s acquisition of us and them in the exchange transaction. For a detailed discussion of the transactions resulting in Regal’s acquisition of its subsidiaries, see Note 2 to the consolidated financial statements.  On August 17, 2005, REH transferred the stock of United Artists to Regal Cinemas, Inc. (“RCI”).  As a result, United Artists and its subsidiaries became subsidiaries of RCI.

In connection with Regal’s acquisition of its subsidiaries, RCI, an indirect subsidiary of Regal, agreed to manage all aspects of the theatre operations of UATC and its subsidiaries and make all business decisions on behalf of UATC pursuant to a management agreement.  In certain markets where UATC operates theatres, RCI also operates theatres.

On March 29, 2004 and June 30, 2004, UATC acquired the remaining partnership interest of two of the partners in one of its subsidiaries for an aggregate purchase price of $9.9 million, which resulted in a loss of $7.4 million.  The loss was recorded in the accompanying consolidated statement of operations as a component of “Other net.” In addition, on June 30, 2004, UATC sold its interest in a limited liability company for $2.8 million, which resulted in a gain of $0.9 million.  The gain was recorded in the accompanying consolidated statement of operations as a component of “Other net.”

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

On April 12, 2002, through a series of transactions, Regal issued (1) 70,538,017 shares of Class B common stock to Anschutz in exchange for its controlling equity interests in Regal Cinemas, United Artists, Edwards and Regal CineMedia, (2) 14,052,320 shares of Class B common stock to OCM Principal Opportunities Fund II, L.P. and its subsidiaries (“Oaktree’s Principal Activities Group”) in exchange for its contribution of capital stock of Regal Cinemas and Edwards and (3) 27,493,575 shares of Class A common stock to the other stockholders of Regal Cinemas, United Artists, Edwards and Regal CineMedia party to an exchange agreement in exchange for their capital stock of Regal Cinemas, United Artists, Edwards and Regal CineMedia.

Upon the closing of the exchange transaction, the holders of outstanding options of United Artists received replacement options to purchase 2,287,552 shares of Regal Class A common stock at prices ranging from $4.44 to $12.87 per share. Regal also granted to certain holders of United Artists warrants in exchange for their contribution to Regal of outstanding warrants to purchase 3,750,000 shares of United Artists’ common stock, warrants to purchase 3,928,185 shares of Regal Class B common stock at $8.88 per share and warrants to purchase 296,129 shares of Regal Class A common stock at $8.88 per share.  Following the exchange transaction, Anschutz transferred beneficial ownership of 1,455,183 shares of Class B common stock to Oaktree’s Principal Activities Group. In addition, Anschutz acquired an additional 697,620 shares of Class B common stock in May 2002.

Anschutz controls approximately 79.0% of the combined voting power of Regal’s outstanding common stock and, therefore, has the ability to direct the election of members of Regal’s board of directors and to determine the outcome of other matters submitted to the vote of Regal’s stockholders. Because Anschutz controls Regal, the Company’s Parent and sole stockholder, it has the ability to control the Company.

Initial Public Offering of Regal Entertainment Group

In May 2002, REG issued 18.0 million shares of its Class A common stock in an initial public offering at a price of $19.00 per share, receiving aggregate net offering proceeds, net of underwriting discounts, commissions and other offering expenses, of $314.8 million.  A portion of the proceeds from this offering were used to repay UATC’s term bank credit facility, which was replaced by a note payable to the Parent, which was obligated under a substantially similar note payable to Regal.

On August 16, 2002, REH, a wholly owned subsidiary of Regal, acquired the remaining outstanding shares of common stock of United Artists held by the United Artists’ minority stockholders and warrants to acquire shares of common stock of United Artists held by various institutional holders for approximately $34.0 million.  Immediately prior to the acquisition, the common stock of United Artists was the only outstanding class of voting stock, of which the minority stockholders owned approximately 9.9%, and REH owned the remaining 90.1%.  As a result of this transaction, United Artists became a wholly owned subsidiary of REH.

(3)      Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of UATC.  All significant intercompany  accounts and transactions have been eliminated in consolidation.  The portion of UATC equity relating to shares not owned by the Company and the related earnings or losses were included in minority interest.

Revenue Recognition

 Revenues are generated principally through admissions and concessions sales with proceeds received in cash at the point of sale. Other operating revenues consist primarily of product advertising (including vendor marketing programs) and other ancillary revenues which are recognized as income in the period earned. The Company recognizes payments received attributable to the marketing and advertising services provided by the

Company under certain vendor programs as revenue in the period in which the related impressions are delivered. Such impressions are measured by the concession product sales volume, which is a mutually agreed upon proxy of attendance and reflects the Company’s marketing and advertising services delivered to its vendors. The Company recognizes revenue associated with gift certificates and advanced ticket sales at such time as the items are redeemed.

Cash Equivalents

The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents.  At December 28, 2006, the Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

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

Buildings	20-30 years
Equipment	3-20 years
Leasehold improvements	Lesser of term of lease or asset life

Included in property and equipment is $2.1 million, $2.3 million and $2.4`million of assets accounted for under capital leases as of December 28, 2006, December 29, 2005 and December 30, 2004, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

Goodwill

The changes in the carrying amount of goodwill for the years ended December 28, 2006 and December 29, 2005 are as follows (in millions):

	Year Ended December 28, 2006	Year Ended December 29, 2005
Balance at beginning of year	$36.4	$29.5
Adjustments related to certain deferred taxes of UATC	—	6.9
Balance at end of year	$36.4	$36.4

Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company has identified its reporting units to be the designated market areas in which the Company conducts its theatre operations.  The fair value of the Company’s identified reporting units were estimated using the expected present value of associated future cash flows and market values of the underlying theatres within each reporting unit.  The Company’s annual goodwill impairment assessments for the years ended December 28, 2006 and December 29, 2005 indicated that the fair value of its reporting units exceeded their carrying value and therefore, goodwill was not deemed to be impaired.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable.  The Company generally evaluates assets for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows.  If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the assets, the Company recognizes an impairment charge in the amount by which the carrying value of the assets exceeds their fair market value. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose.  This analysis resulted in the recording of impairment charges of $0.2 million, $0.8 million and $0.2 million for the years ended December 28, 2006, December 29, 2005 and December 30, 2004, respectively.

Leases

The majority of the Company’s operations are conducted in premises occupied under non-cancelable lease agreements with initial base terms ranging generally from 15 to 20 years. The Company, at its option, can renew a substantial portion of the leases at defined or then fair rental rates for various periods. Certain leases for Company theatres provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property. Also, certain leases contain escalating minimum rental provisions.

The Company accounts for leased properties under the provisions of SFAS No. 13, “Accounting for Leases” (“SFAS 13”) and other authoritative accounting literature. SFAS 13 requires that the Company evaluate each lease for classification as either a capital lease or an operating lease. The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. As to those arrangements that are classified as capital leases, the Company records property under capital leases and a capital lease obligation in an amount equal to the lesser of the present value of the minimum lease payments to be made over the life of the lease at the beginning of the lease term, or the fair value of the leased property. The property under capital lease is amortized on a straight-line basis as a charge to expense over the lease term, as defined, or the economic life of the leased property, whichever is less. During the lease term, as defined, each minimum lease payment is allocated between a reduction of the lease obligation and interest expense so as to produce a constant periodic rate of interest on the remaining balance of the lease obligation. The Company does not believe that exercise of the renewal options in its leases are reasonably assured at the inception of the lease agreements and therefore, considers the initial base term as the lease term under SFAS 13.

The Company records rent expense for its operating leases with contractual rent increases in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” on a straight-line basis from the “lease commencement date” as specified in the lease agreement until the end of the base lease term.

For leases in which the Company is involved with construction of the theatre, the Company accounts for the lease during the construction period under the provisions of Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction.” The landlord is typically responsible for constructing a theatre using guidelines and specifications agreed to by the Company and assumes substantially all of the risk of construction. In accordance with EITF 97-10, if the Company concludes that it has substantially all of the construction period risks, it records a construction asset and related liability for the amount of total project costs incurred during the construction period. Once construction is completed, the Company considers the requirements under SFAS No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate: Sales-Type Leases of Real Estate; Definition of the Lease Term; and Initial Direct Costs of Direct Financing Leases”, for sale-leaseback treatment, and if the arrangement does not meet such requirements, it records the project’s construction costs funded by the landlord as a financing obligation. The obligation is amortized over the financing term based on the payments designated in the contract.

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

Film Costs

The Company estimates its film cost expense and related film cost payable based on management’s best estimate of the ultimate settlement of the film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically “settled” within two to three months of a particular film’s opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement.

Advertising and Start-Up Costs

The Company expenses advertising costs as incurred.  Start-up costs associated with a new theatre are also expensed as incurred.

Stock-Based Compensation

As described in Note 9—”Share-Based Compensation,” effective December 30, 2005, we adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123R”) utilizing the modified prospective approach. Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the  estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. Prior to the adoption of SFAS 123R, we accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants when the exercise price equaled the fair value of common stock on the date of grant.

In connection with the adoption of SFAS 123R, the Company also elected to adopt the alternative transition method provided in FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies which could be recognized subsequent to the adoption of SFAS 123R.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include, but are not limited to, those related to film costs, property and equipment, goodwill and income taxes.  Actual results could differ from those estimates.

Segments

UATC manages its business under one reportable segment ―theatre exhibition operations.

Comprehensive Income

Net income and comprehensive income were the same for all years presented.

Reclassifications

Certain reclassifications have been made to the 2004 and 2005 consolidated financial statements to conform to the 2006 presentation.

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

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company continues to evaluate the adoption of SFAS 157 and its impact on the Company’s consolidated financial position, cash flows and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108,

“Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This bulletin expresses the Securities and Exchange Commission’s views regarding the process of quantifying financial statement misstatements. The interpretations in this bulletin were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company adopted the provisions of SAB 108 for the year ended December 28, 2006. Such adoption had no impact on the Company’s consolidated financial position, cash flows and results of operations.

(4)      Debt Obligations

Debt obligations are summarized as follows (amounts in millions):

	December 28, 2006	December 29, 2005
Debt obligations (a)	$2.1	$2.3
Less current portion	(0.1)	(0.1)
Long-term debt	$2.0	$2.2

(a)             Debt obligations include $2.1 million and $2.3 million of capital lease obligations as of December 28, 2006 and December 29, 2005, respectively.

In September 2005, UATC repaid the $2.7 million mortgage collateralized by land and building resulting from the sale of a theatre property located in Staten Island, NY.

The aggregate annual maturities of debt obligations are as follows (amounts in millions):

2007	$0.3
2008	0.3
2009	0.4
2010	0.3
2011	0.4
Thereafter	1.6
3.3
Less interest on capital leases	(1.2)
Totals	$2.1

(5)      Related Party Transactions

UATC leases certain of its theatres from Prop I in accordance with a master lease (the “Master Lease”).  The Master Lease provides for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre.  In order to fund the cost of additions and/or renovations to the theatres leased by UATC from Prop I, UATC has periodically made advances to Prop I.  As part of the application of fresh-start reporting the receivable was reclassified from other assets to stockholder’s equity and interest no longer accrues on this account. The receivable will be reduced upon any sale of properties by Prop I, with UATC receiving the net proceeds of the sale.

RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the years ended December 28, 2006, December 29, 2005 and December 30, 2004, UATC recorded management fee expenses of approximately $7.1 million, $7.6 million and $8.6 million, respectively, related to this arrangement.  Such fees have been recorded in the accompanying consolidated statements of operations as a component of “General and Administrative” expenses.

Pursuant to the Company’s management agreement with RCI, RCI, through an RCI affiliate, provides all on-screen and lobby advertising and event services to UATC.  UATC receives a net fee for the use of its theatres for such advertising and event services that is recorded in other revenue and totaled $2.0 million, $1.5 million and $1.7 million in the years ended December 28, 2006, December 29, 2005 and December 30, 2004, respectively.

As of December 28, 2006, the Company’s related party receivables totaled approximately $25.2 million, which represents an increase of $5.0 million from $20.2 million as of December 29, 2005. The increase in these receivables is primarily attributable to the timing of the intercompany cash collections and disbursements, as described above.

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

(6)      Leases

The Company accounts for a majority of its leases as operating leases. The Company, at its option, can renew a substantial portion of the leases at defined or then fair rental rates for various periods. Certain leases for Company theatres provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property. Also, certain leases contain escalating minimum rental provisions that have been accounted for on a straight-line basis over the initial term of the leases.  Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of December 28, 2006, are summarized for the following fiscal years:

(In Millions)
2007	$39.2
2008	39.3
2009	39.4
2010	37.5
2011	34.0
Thereafter	153.8

Rent expense including sale and leaseback rentals of $15.0 million, $15.1 million and $15.4 million, for the years ended December 28, 2006, December 29, 2005 and December 30, 2004 under such operating leases amounted to $40.6 million, $44.5 million and $46.8 million for the years ended December 28, 2006, December 29, 2005 and December 30, 2004, respectively. Contingent rent expense was $1.1 million, $1.1 million and $1.5 million for the years ended December 28, 2006, December 29, 2005 and December 30, 2004, respectively.

Sale-Leaseback Transactions

The Company has historically entered into sale and leaseback transactions whereby owned properties were sold and leased back under operating leases. The minimum rentals for these operating leases are included in the table above.

In December 1995, UATC entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of December 28, 2006, 14 theaters were subject to the sale leaseback transaction and approximately $53.8 million in principal amount of pass-through certificates were outstanding.

(7)           Income Taxes

The components of the provision for income taxes for income from operations for each of the fiscal years were as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 28, 2006	December 29, 2005	December 30, 2004
Federal:
Current	$1.4	$(1.9)	$(0.5)
Deferred	2.6	4.0	2.4
Total Federal	4.0	2.1	1.9
State:
Current	0.3	(0.4)	(0.1)
Deferred	0.5	0.8	0.5
Total State	0.8	0.4	0.4
Total income tax provision	$4.8	$2.5	$2.3

During the years ended December 28, 2006, December 29, 2005 and December 30, 2004 a current tax benefit of $1.4 million, $3.5 million and $3.3 million, respectively, was allocated directly to stockholder’s equity for the exercise of stock options.

The reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows (in millions):

	Year Ended December 28, 2006	Year Ended December 29, 2005	Year Ended December 30, 2004
Provision calculated at federal statutory income tax rate	$3.8	$2.0	$0.6
State and local income taxes, net of federal benefit	0.5	0.3	0.3
Disallowed loss	—	0.3	1.2
True-up provision to return	0.4	—	—
Minority interest	—	(0.1)	0.3
Other	0.1	—	(0.1)
Total income tax provision	$4.8	$2.5	$2.3

Significant components of the Company’s net deferred tax liability consisted of the following at (in millions):

	December 28, 2006	December 29, 2005
Deferred tax assets
Net operating loss carryforward	$28.1	$28.1
Excess of tax basis over book basis of fixed assets	14.3	17.4
Accrued expenses	1.2	1.2
Total deferred tax assets before valuation allowance	43.6	46.7
Valuation allowance	(28.1)	(28.1)
Total deferred tax assets after valuation allowance	15.5	18.6
Deferred tax liabilities
Deferred gain on sale of theatres	(45.1)	(53.0)
Excess of book basis over tax basis of intangible assets	(22.6)	(15.8)
Other	(0.6)	—
Total deferred tax liabilities	(68.3)	(68.8)
Net deferred tax liability	$(52.8)	$(50.2)

At December 28, 2006, the Company has net operating loss carryforwards for federal income tax purposes of approximately $67.9 million with expiration commencing during 2007. The Company’s net operating loss carryforwards were generated by the predecessor entities of UATC. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, the Company’s ability to utilize the net operating losses may be impaired as a result of the “ownership change” limitations.

In assessing the valuation of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets totaling $28.1 million at December 28, 2006 and December 29, 2005 as management believes it more likely than not that certain deferred tax assets will not be realized in future tax periods. The valuation allowance relates to pre-acquisition deferred tax assets of UATC. Accordingly, future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will reduce goodwill related to the acquisition of UATC.

In June 2005, REG, the parent company of the consolidated tax group which includes activity of the Company, was notified that the IRS would examine its 2002 and 2003 federal income tax returns. During October 2005, the IRS completed its examination of REG’s federal tax returns for such years and REG and the IRS agreed to certain adjustments to the Company’s 2002 and 2003 federal tax returns. Such adjustments did not have a material impact on the Company’s provision for income taxes.

(8)     Litigation and contingencies

On March 18, 2003, Reading International, Inc., Citadel Cinemas, Inc. and Sutton Hill Capital, LLC (each a “Plaintiff” and collectively the “Plaintiffs”) filed a complaint and demand for jury trial in the United States District Court for the Southern District of New York against Oaktree Capital Management LLC, Onex Corporation (“Loews”), Regal, United Artists, UATC, Loews Cineplex Entertainment Corporation, Columbia Pictures Industries, Inc., The Walt Disney Company, Universal Studios, Inc., Paramount Pictures Corporation, Metro-Goldwyn-Mayer Distribution Company, Fox Entertainment Group, Inc., Dreamworks LLC, Stephen Kaplan and Bruce Karsh

(collectively, the “Defendants”) alleging various violations by the Defendants of federal and state antitrust laws and New York common law.  The Plaintiffs allege, among other things, that the consolidation of the theatre industry and alleged agreements between and among Regal, movie distributors, and Loews, have adversely impacted their ability to exhibit first-run industry-anticipated top-grossing commercial films at their Village East theatre in Lower Manhattan, and are seeking, among other things, a declaration that the Defendants’ conduct is in violation of antitrust laws, damages, and equitable relief enjoining Defendants from engaging in future anticompetitive conduct.  On December 10, 2003, the court granted Defendant’s motion to dismiss in part, thereby dismissing several of Plaintiffs’ claims and dismissing Sutton Hill as a Plaintiff.  On December 24, 2003, Plaintiffs amended their complaint to add Village East Limited Partnership as a Plaintiff.  Management believes that the remaining allegations and claims are without merit and intends to vigorously defend against the Plaintiffs’ claims. On July 29, 2005, Regal filed a motion for summary judgment as to all counts asserted against it and its subsidiaries. On January 8, 2007, the court granted Regal’s motion for summary judgement in its entirety and dismissed the Plaintiffs claims with prejudice.

Our theatres must comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”) to the extent that such properties are “public accommodations” and/or “commercial facilities” as defined by the ADA. Compliance with the ADA requires that public accommodations “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, awards of damages to private litigants and additional capital expenditures to remedy such noncompliance.

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

On or about January 3, 2007, suit was initiated against the Company in Federal Court, Central District of California, styled, Bateman, individually and on behalf of all others similarly situated, v. Regal Cinemas, Inc. and United Artists Theatre Circuit, Inc., et al., alleging violations of the Fair and Accurate Transaction Act, for allegedly printing expiration dates and credit card numbers on customer receipts. The plaintiff seeks to represent a class of individuals allegedly harmed by this alleged practice. The complaint seeks actual damages and/or statutory damages of at least one hundred dollars or up to one thousand dollars per violation, and attorney fees and costs. We believe we are in substantial compliance with all applicable federal and state laws governing these trade practices.

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

 (9)    Capital Stock and Share Based Compensation

Common and Preferred Stock

UATC is authorized to issue 1,000 shares of its $1.00 par value common stock, of which 100 shares are issued and outstanding at December 28, 2006, and are all held by the Parent.  At December 28, 2006, the Company has 5,000,000 shares of preferred stock authorized with none issued.

Share Based Compensation

Upon the closing of the exchange transaction described in Note 2, the holders of outstanding options of United Artists received replacement options to purchase 2,287,552 shares of Regal Class A common stock at prices ranging from $4.44 to $12.87 per share.  Such replacement options were fully vested as of March 2, 2006.  Regal elected to continue accounting for its stock option plan using the intrinsic value method in accordance with the provisions of APB 25 (the intrinsic value method), and related interpretations, which requires compensation costs to be recognized for the excess of the fair value of options on the date of grant over the option exercise price.

Effective December 30, 2005, Regal and the Company adopted SFAS 123R utilizing the modified prospective approach. Prior to the adoption of SFAS 123R, we accounted for stock option grants in accordance with APB 25 and accordingly, recognized no compensation expense for those stock options having an exercise price equal to the market value of Regal’s Class A common stock on the date of the grant.

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

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the APIC pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

During the year ended December 28, 2006, the Company recognized approximately $0.2 million of share-based compensation expense related to stock options.  Such expense is presented as a component of general and administrative expenses for the year ended December 28, 2006.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  Prior to adoption of SFAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS 123R, we are required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes.  For the year ended December 28, 2006, our statements of cash flows reflects $1.4 million of excess tax benefits as financing cash flows rather than operating cash flows.

(10)   Employee Benefits Plan

REG sponsors an employee benefit plan, the Regal Entertainment Group 401(k) Profit Sharing Plan (the “Plan”), under section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees of UATC.  The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations.  The Plan currently matches an amount equal to 40% of the participant’s contributions up to 6% of the participant’s compensation.  Employee contributions are invested in various investment funds based upon elections made by the employee.

(11)    Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of each class of financial instrument are as follows:

Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued liabilities:

The carrying amounts approximate fair value because of the short maturity of these instruments.

Long term obligations, excluding capital lease obligations:

The fair value of the Company’s debt obligations were based on recent financing transactions for similar debt issuances and the carrying amounts approximates the fair value.

Item 9.                          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 28, 2006, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 28, 2006, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 28, 2006  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Management is responsible for the preparation and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning effects of events and transactions that are accounted for or disclosed. The Company’s internal control over financial reporting includes those policies and procedures that pertain to the Company’s ability to record, process, summarize and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

Item 9B.                 OTHER INFORMATION

None.

PART III

Item 10.                   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Under the reduced disclosure format permitted by General Instruction I(2) of Form 10-K for wholly owned subsidiaries, the information otherwise required by this item has been omitted.

Item 11.                   EXECUTIVE COMPENSATION

Under the reduced disclosure format permitted by General Instruction I(2) of Form 10-K for wholly owned subsidiaries, the information otherwise required by this item has been omitted.

Item 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED    STOCKHOLDER MATTERS

Under the reduced disclosure format permitted by General Instruction I(2) of Form 10-K for wholly owned subsidiaries, the information otherwise required by this item has been omitted.

Item 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDECE

Under the reduced disclosure format permitted by General Instruction I(2) of Form 10-K for wholly owned subsidiaries, the information otherwise required by this item has been omitted.

Item 14.                   PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors

KPMG, LLP served as our independent auditors for the fiscal years ended December 28, 2006 and December 29, 2005.  For such fiscal years we paid fees for services from KPMG as discussed below.

•                  Audit Fees. The aggregate fees billed for professional services rendered by KPMG for the audit of our annual financial statements included in our Form 10-K and the review of the financial statements included in our Forms 10-Q were approximately $117,300 for the fiscal year ended December 28, 2006 and $102,120 for the fiscal year ended December 29, 2005.

•                  Audit-Related Fees. The Company did not incur any aggregate fees for professional services rendered by KPMG for assurances and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended December 28, 2006 and for the fiscal year ended December 29, 2005.

•                  Tax Fees. The Company did not incur any aggregate fees billed for professional services rendered by KPMG related to federal and state tax compliance, tax advice and tax planning for the fiscal year ended December 28, 2006 and for the fiscal year ended December 29, 2005. All of these services are permitted non-audit services.

•                  All Other Fees. The Company did not incur any aggregate fees for all other services rendered by KPMG for the fiscal year ended December 28, 2006 and for the fiscal year ended December 29, 2005.

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

PART IV

Item 15.                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)          The following documents are filed as a part of this report on Form 10-K:

(1)                  Consolidated financial statements of United Artists Theatre Circuit, Inc.:

Report of Independent Registered Public Accounting Firm - Consolidated Financial Statements

UATC’s Consolidated Balance Sheets as of December 28, 2006 and December 29, 2005

UATC’s Consolidated Statements of Operations for the fiscal years ended December 28, 2006, December 29, 2005 and December 30, 2004

UATC’s Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss) for the fiscal years ended December 28, 2006, December 29, 2005 and December 30, 2004

UATC’s Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2006, December
29, 2005 and December 30, 2004

Notes to UATC’s Consolidated Financial Statements

(2)                  Financial Statement Schedules have been omitted because of the absence of conditions under which they are required, or because the information is shown elsewhere in this Form 10-K.

(3)                  Exhibits: The following exhibits are filed as part of the annual report on Form 10-K.

Exhibit Number	Description
2.1

United Artists Second Amended Joint Plan of Reorganization (filed as exhibit 2 to United Artists Theatre Circuit, Inc.’s Current Report on Form 8-K filed on February 9, 2001 (Commission File No. 033-49598), and incorporated herein by reference)

3.1

Restated Articles of Incorporation of United Artists Theatre Circuit, Inc. (filed as exhibit 3.1 to United Artists Theatre Circuit, Inc.’s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)

3.2

Bylaws of United Artists Theatre Circuit, Inc. (filed as exhibit 3.2 to United Artists Theatre Circuit, Inc.’s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)

Exhibit Number	Description
4.1

Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Northway Associates Limited Partnership, State Street Bank and Trust Company, Susan Keller and MacKay Shields LLC (filed as exhibit 10.2 to United Artists Theatre Circuit, Inc.’s Form 10-Q for the fiscal quarter ended March 29, 2001 (Commission File No. 033-49598), and incorporated herein by reference)

4.2

Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.2 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)

4.3

Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as exhibit 4.3 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)

4.4

Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut, Alan B. Coffey and Fleet National Bank of Connecticut (filed as exhibit 4.4 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)

4.5

Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as exhibit 4.5 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)

4.6

Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists (filed as exhibit 4.6 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)

4.7

Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corporation and United Artists Theatre Circuit, Inc. (filed as exhibit 10.1 to United Artists Theatre Circuit, Inc.’s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)

10.1

Trademark Agreement as of May 12, 1992 by United Artists Entertainment Company, United Artists Holdings, Inc., United Artists Cable Holdings, Inc., United Artists Theatre Holding Company, on the one hand and United Artists Theatre Circuit, Inc., United Artists Realty Company, UAB, Inc., and UAB II, Inc., on the other hand (filed as exhibit 10.9 to United Artists Theatre Circuit, Inc.’s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)

10.2

Tax Sharing Agreement, dated as of May 12, 1992, between United Artists Theatre Company and United Artists Theatre Circuit, Inc. (filed as exhibit 10.11 to United Artists Theatre Circuit, Inc.’s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)

10.3	Management Agreement, dated as of May 27, 2003, between Regal Cinemas, Inc.

Exhibit Number	Description

and United Artists Theatre Circuit, Inc. (filed as exhibit 10.3 to United Artists Theatre Circuit, Inc.’s Form 10-K (Commission File No. 033-49598) filed on March 31, 2004, and incorporated herein by reference)

10.4*

Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Michael L. Campbell (filed as exhibit 10.4 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

10.5*

Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Gregory W. Dunn (filed as exhibit 10.7 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

10.6*

Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Amy E. Miles (filed as exhibit 10.6 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

10.7

Purchase and Sale Agreement by and between United Artists Theatre Circuit, Inc., as seller, and Boardwalk Ventures, LLC, as purchaser, dated as of October 11, 2005 (filed as exhibit 10.7 to United Artists Theatre Circuit, Inc.’s Form 10-K (Commission File No. 033-49598) filed on March 29, 2006, and incorporated herein by reference)

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer

*                    Identifies each management contract or compensatory plan or arrangement.

(b)            The exhibits required to be filed herewith are listed above.

(c)             Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED ARTISTS THEATRE CIRCUIT, INC.

	By:	/s/ MICHAEL L. CAMPBELL
March 28, 2007		Michael L. Campbell
President

Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. CAMPBELL	President and Chairman of the Board	March 28, 2007
Michael L. Campbell	(Principal Executive Officer)

/s/ AMY E. MILES	Director, Vice President and Treasurer	March 28, 2007
Amy E. Miles	(Principal Financial Officer and Principal Accounting Officer)

/s/ GREGORY W. DUNN	Director	March 28, 2007
Gregory W. Dunn

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant has not sent to its sole stockholder an annual report to security holders covering the registrant’s last fiscal year or any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.

Exhibit Index

Exhibit Number	Description
2.1

United Artists Second Amended Joint Plan of Reorganization (filed as exhibit 2 to United Artists Theatre Circuit, Inc.’s Current Report on Form 8-K filed on February 9, 2001 (Commission File No. 033-49598), and incorporated herein by reference)

3.1

Restated Articles of Incorporation of United Artists Theatre Circuit, Inc. (filed as exhibit 3.1 to United Artists Theatre Circuit, Inc.’s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)

3.2

Bylaws of United Artists Theatre Circuit, Inc. (filed as exhibit 3.2 to United Artists Theatre Circuit, Inc.’s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)

4.1

Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Northway Associates Limited Partnership, State Street Bank and Trust Company, Susan Keller and MacKay Shields LLC (filed as exhibit 10.2 to United Artists Theatre Circuit, Inc.’s Form 10-Q for the fiscal quarter ended March 29, 2001 (Commission File No. 033-49598), and incorporated herein by reference)

4.2

Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.2 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)

4.3

Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as exhibit 4.3 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)

4.4

Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut, Alan B. Coffey and Fleet National Bank of Connecticut (filed as exhibit 4.4 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)

4.5

Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as exhibit 4.5 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)

4.6

Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists (filed as exhibit 4.6 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)

4.7

Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corporation and United Artists Theatre Circuit, Inc. (filed as exhibit 10.1 to United Artists Theatre Circuit, Inc.’s Form S-1 (Commission File No. 033-49598)

Exhibit Number	Description
filed on October 5, 1992, and incorporated herein by reference)
10.1

Trademark Agreement as of May 12, 1992 by United Artists Entertainment Company, United Artists Holdings, Inc., United Artists Cable Holdings, Inc., United Artists Theatre Holding Company, on the one hand and United Artists Theatre Circuit, Inc., United Artists Realty Company, UAB, Inc., and UAB II, Inc., on the other hand (filed as exhibit 10.9 to United Artists Theatre Circuit, Inc.’s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)

10.2

Tax Sharing Agreement, dated as of May 12, 1992, between United Artists Theatre Company and United Artists Theatre Circuit, Inc. (filed as exhibit 10.11 to United Artists Theatre Circuit, Inc.’s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)

10.3

Management Agreement, dated as of May 27, 2003, between Regal Cinemas, Inc. and United Artists Theatre Circuit, Inc. (filed as exhibit 10.3 to United Artists Theatre Circuit, Inc.’s Form 10-K (Commission File No. 033-49598) filed on March 31, 2004, and incorporated herein by reference)

10.4*

Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Michael L. Campbell (filed as exhibit 10.4 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

10.5*

Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Gregory W. Dunn (filed as exhibit 10.7 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

10.6*

Employment Agreement, dated May 3, 2002, between Regal Entertainment Group and Amy E. Miles (filed as exhibit 10.6 to Amendment No. 2 to the Registration Statement of Regal Entertainment Group on Form S-1 (Commission File No. 333-84096) on May 6, 2002, and incorporated herein by reference)

10.7

Purchase and Sale Agreement by and between United Artists Theatre Circuit, Inc., as seller, and Boardwalk Ventures, LLC, as purchaser, dated as of October 11, 2005 (filed as exhibit 10.7 to United Artists Theatre Circuit, Inc.’s Form 10-K (Commission File No. 033-49598) filed on March 29, 2006, and incorporated herein by reference)

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer

*                    Identifies each management contract or compensatory plan or arrangement.

(b)            The exhibits required to be filed herewith are listed above.

(c)             Not applicable.