Form 10-Q
period 2007-03-29
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2007-05-14
CIK 889570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act): Yes ☐   No ☒

The number of shares outstanding of $1.00 par value common stock at May 14, 2007 was 100 shares.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(Amounts in millions, except share data)

	March 29, 2007	December 28, 2006
Assets
Current assets:
Cash and cash equivalents	$34.4	$39.7
Receivables, net	0.9	2.0
Prepaid expenses, concession inventory and other current assets	4.8	1.1
Deferred income tax asset	0.3	—
Total current assets	40.4	42.8
Property and equipment:
Land	3.3	3.3
Buildings, leasehold improvements and equipment	133.3	134.2
Total property and equipment	136.6	137.5
Accumulated depreciation and amortization	(65.3)	(63.9)
Total property and equipment, net	71.3	73.6
Goodwill	11.7	36.4
Investments and related receivables	0.2	0.2
Other non-current assets	0.3	0.3
Total assets	$123.9	$153.3
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$10.0	$11.4
Accrued expenses	7.3	7.4
Deferred income tax liability	—	0.5
Current portion of debt obligations	0.1	0.1
Total current liabilities	17.4	19.4
Other non-current liabilities	3.0	3.2
Non-current deferred revenue	25.9	—
Long-term debt	2.0	2.0
Deferred income tax liability	18.4	52.3
Total liabilities	66.7	76.9
Minority interest	2.0	1.9

Stockholder’s equity
Preferred stock, $1.00 par value; 500,000 shares authorized, no shares issued and outstanding at March 29, 2007 and December 28, 2006, respectively	—	—
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at March 29, 2007 and December 28, 2006, respectively	—	—
Additional paid-in capital	92.9	92.8
Retained earnings	7.8	6.9
Related party receivables	(45.5)	(25.2)
Total stockholder’s equity	55.2	74.5
Total liabilities and stockholder’s equity	$123.9	$153.3

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(Amounts in millions)

	Quarter Ended March 29, 2007	Quarter Ended March 30, 2006
Revenues:
Admissions	$37.5	$38.4
Concessions	15.0	15.4
Other operating revenue	1.7	2.0
Total revenue	54.2	55.8
Operating expenses:
Film rental and advertising costs	18.9	18.6
Cost of concessions	2.2	2.3
Other operating expenses	23.2	24.7
Sale and leaseback rentals	3.8	3.8
General and administrative expenses (including share-based compensation expense of $0.2 million for the quarter ended March 30, 2006)	1.6	1.9
Depreciation and amortization	2.8	2.9
Net loss on disposal and impairment of operating assets	0.4	0.1
Total operating expenses	52.9	54.3
Income from operations	1.3	1.5
Other expense (income):
Interest income, net	(0.3)	(0.1)
Minority interest in earnings of consolidated subsidiaries	0.1	—
Total other income, net	(0.2)	(0.1)
Income before income taxes	1.5	1.6
Provision for income taxes	0.6	0.7
Net income	$0.9	$0.9

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Amounts in millions)

	Quarter Ended March 29, 2007	Quarter Ended March 30, 2006
Cash flows from operating activities:
Net income	$0.9	$0.9
Adjustments to reconcile net income to cash used in operating activities:
Effect of leases with escalating minimum annual rentals	(0.1)	—
Depreciation and amortization	2.8	2.9
Share-based compensation expense	—	0.2
Net loss on disposal and impairment of operating assets	0.4	0.1
Minority interest in earnings of consolidated subsidiaries	0.1	—
Deferred income tax (benefit) expense	(10.0)	0.3
Change in operating assets and liabilities (excluding effects of acquisition and dispositions):
Receivables	1.1	0.7
Prepaid expenses, concession inventory and other assets	(3.7)	(6.0)
Accounts payable	(1.4)	(1.5)
Accrued expenses and other liabilities	(0.5)	(1.1)
Net cash used in operating activities	(10.4)	(3.5)
Cash flows from investing activities:
Capital expenditures	(0.8)	(1.0)
Proceeds from disposition of fixed assets	—	0.2
Net cash used in investing activities	(0.8)	(0.8)
Cash flows from financing activities:
Debt payments	—	(0.1)
Decrease (increase) in related party receivables	5.8	(2.6)
Excess tax benefits from share-based payment arrangements	0.1	1.0
Net cash provided by (used in) financing activities	5.9	(1.7)
Net decrease in cash and cash equivalents	(5.3)	(6.0)
Cash and cash equivalents:
Beginning of period	39.7	31.5
End of period	$34.4	$25.5

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 29, 2007

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

UATC operates 623 screens in 71 theatres in 19 states as of March 29, 2007. As of March 30, 2006, UATC operated 686 screens in 81 theatres in 19 states.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.  As of March 29, 2007, the Company managed its business under one reportable segment: theatre exhibition operations.

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

For a discussion of the series of events leading to the formation of REG and other significant transactions which have occurred through December 28, 2006, please refer to Notes 1 and 2 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 28, 2006, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2007 (File No. 033-49598).

The Company has prepared the unaudited condensed consolidated balance sheet as of March 29, 2007 and the unaudited condensed consolidated statements of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 28, 2006 unaudited condensed consolidated balance sheet information is derived from the audited consolidated financial statements of the Company included in the Company’s annual report on Form 10-K for the fiscal year ended December 28, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter ended March 29, 2007 are not necessarily indicative of the operating results that may be achieved for the full 2007 fiscal year.

Net income and total comprehensive income are the same for all periods presented.

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

(2) Share Based Compensation

Effective December 30, 2005, Regal and the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), “Share-Based Payment” (“SFAS 123R”) utilizing the modified prospective approach. During the quarter ended March 30, 2006, the Company recognized approximately $0.2 million of share-based compensation expense related to stock options.  Such expense is presented as a component of general and administrative expenses for the quarter ended March 30, 2006.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  Prior to adoption of SFAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS 123R, we are required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes.  For the quarters ended March 29, 2007 and March 30, 2006, our unaudited condensed consolidated statements of cash flows reflects $0.1 million and $1.0 million of excess tax benefits as financing cash flows rather than operating cash flows, respectively.

(3) Debt Obligations

Debt obligations are summarized as follows (amounts in millions):

	March 29, 2007	December 28, 2006
Debt obligations (a)	$2.1	$2.1
Less current portion	(0.1)	(0.1)
Long-term debt	$2.0	$2.0

(a)                                  Debt obligations include $2.1 million of capital lease obligations as of March 29, 2007 and December 28, 2006, which have an interest rate of 10.0%, maturing in 2016.

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

RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the quarter ended March 29, 2007 and the quarter ended March 30, 2006, UATC recorded management fee expenses of approximately $1.6 million and $1.7 million, respectively, related to this agreement. Such fees have been recorded in the accompanying unaudited condensed consolidated statements of operations as a component of “General and administrative expenses.”

Pursuant to the Company’s management agreement with RCI, RCI, through an agreement with National CineMedia, LLC, provides all on-screen and lobby advertising and event services to UATC.  UATC receives a net fee for the use of its theatres for such advertising and event services that is recorded in other revenue and totaled $0.2 million and $0.3 million during the quarters ended March 29, 2007 and March 30, 2006, respectively.

As of March 29, 2007, the Company’s related party receivables totaled approximately $45.5 million, which represents an increase of $20.3 million from $25.2 million as of December 28, 2006.  The increase in these receivables was due primarily to the transactions completed between REG and National CineMedia, LLC in connection with the IPO of National CineMedia Inc. (which resulted in a $26.1 million increase in related party receivables and a corresponding increase in non-current deferred revenue) and due to the timing of intercompany cash collections and disbursements, as described above.

(5) Sale—Leaseback Transactions

In December 1995, UATC entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of March 29, 2007, 13 theaters were subject to the sale leaseback transaction and approximately $50.5 million in principal amount of pass-through certificates were outstanding.

(6) Income Taxes

Effective December 29, 2006, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”).  Relative to the implementation of FIN 48, the Company did not adjust any income tax accounts.

As of December 28, 2006, the Company had no unrecognized tax benefits.  The Company does not believe that its gross unrecognized tax benefits will change within the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. Effective with the adoption of FIN 48, the Company had not accrued any interest or penalties associated with unrecognized tax benefits.

The provision for income taxes of $0.6 million and $0.7 million for the quarters ended March 29, 2007 and March 30, 2006 respectively, reflect effective tax rates of approximately 40.0% and 43.8% respectively. The decrease in the effective tax rate was primarily attributable to a decrease in payments to state taxing authorities related to the settlement of income tax examinations.

In assessing the valuation of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets of $3.4 million at March 29, 2007 and $28.1 million at December 28, 2006 as management believes it more likely than not that such deferred tax asset amounts would not be realized in future tax periods. The valuation allowance relates to pre-acquisition deferred tax assets of UATC. Accordingly, future reductions in the valuation allowance will reduce goodwill related to the acquisition of UATC.  During the quarter ended March 29, 2007, based on the historical earnings of the Company and updated projections for future income, management determined that the Company would more likely than not realize certain pre-acquisition deferred tax assets of the Company.  Accordingly, the valuation allowance associated with such pre-acquisition deferred tax assets and goodwill were reduced by $24.7 million during the quarter ended March 29, 2007.

The Company files income tax returns in the U.S. federal jurisdiction and certain state jurisdictions as part of the REG income tax filings and files separate income tax returns in various other state jurisdictions as well.  In June 2005, REG was notified that the Internal Revenue Service (“IRS”) would examine its 2002 and 2003 federal income tax returns. During October 2005, the IRS completed its examination of REG’s federal tax returns for such years and REG and the IRS agreed to certain adjustments to REG’s 2002 and 2003 federal tax returns. Such adjustments did not have a material impact on REG’s or the Company’s provision for income taxes.  With limited exceptions, REG and the Company are no longer subject to U.S. federal or state income tax examinations by taxing authorities for years before 2003.  However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year.

(7)     Litigation and Contingencies

On March 18, 2003, Reading International, Inc., Citadel Cinemas, Inc. and Sutton Hill Capital, LLC (each a “Plaintiff” and collectively the “Plaintiffs”) filed a complaint and demand for jury trial in the United States District Court for the Southern District of New York against Oaktree Capital Management LLC, Onex Corporation (“Loews”), Regal, United Artists, UATC, Loews Cineplex Entertainment Corporation, Columbia Pictures Industries, Inc., The Walt Disney Company, Universal Studios, Inc., Paramount Pictures Corporation, Metro-Goldwyn-Mayer Distribution Company, Fox Entertainment Group, Inc., Dreamworks LLC, Stephen Kaplan and Bruce Karsh (collectively, the “Defendants”) alleging various violations by the Defendants of federal and state antitrust laws and New York common law.  The Plaintiffs allege, among other things, that the consolidation of the theatre industry and alleged agreements between and among Regal, movie distributors, and Loews, have adversely impacted their ability to exhibit first-run industry-anticipated top-grossing commercial films at their Village East theatre in Lower Manhattan, and are seeking, among other things, a declaration that the Defendants’ conduct is in violation of antitrust laws, damages, and equitable relief enjoining Defendants from engaging in future anticompetitive conduct.  On December 10, 2003, the court granted Defendant’s motion to dismiss in part, thereby dismissing several of Plaintiffs’ claims and dismissing Sutton Hill as a Plaintiff.  On December 24, 2003, Plaintiffs amended their complaint to add Village East Limited Partnership as a Plaintiff.  Management believes that the remaining allegations and claims are without merit and intends to vigorously defend against the Plaintiffs’ claims. On July 29, 2005, Regal filed a motion for summary judgment as to all counts asserted against it and its subsidiaries. On January 8, 2007, the court granted Regal’s motion for summary judgment in its entirety and dismissed the Plaintiffs claims with prejudice.

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

We believe that we are in substantial compliance with all current applicable regulations relating to accommodations for the disabled. We intend to comply with future regulations in that regard and we do not currently anticipate that compliance will require us to expend substantial funds.  Our theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation requirements.  We believe that we are in substantial compliance with all of such laws.

The Company and its subsidiaries are also presently involved in various legal proceedings arising in the ordinary course of its business operations, including personal injury claims, employment and contractual matters and other disputes. The Company believes it has adequately provided for the settlement of such matters. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company’s consolidated financial position, results of operations or cash flows.

(8)     Recent Accounting Pronouncements

During June 2006, the FASB issued FIN 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of a tax position if that position more likely than not will be sustained on an audit, based on the technical merits of the position. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As discussed further in Note 6—”Income Taxes,” the Company adopted the provisions of this Interpretation effective December 29, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company continues to evaluate the adoption of SFAS 157 and its impact on the Company’s consolidated financial position, cash flows and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS 159 will be effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted if all of the requirements of SFAS 157 are adopted. The impact of the adoption of SFAS 159 will be dependent on the extent to which we choose to elect to measure eligible items at fair value.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on March 28, 2007 with the SEC (File No. 033-49598) for the Company’s fiscal year ended December 28, 2006.  The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

The Company

UATC operates 623 screens in 71 theatres in 19 states as of March 29, 2007. As of March 30, 2006, UATC operated 686 screens in 71 theatres in 19 states. The Company formally operates on a 52-week fiscal year (ending on the first Thursday after December 25 each year) with each quarter generally consisting of 13 weeks, unless otherwise noted.  As of March 29, 2007, the Company managed its business under one reportable segment: theatre exhibition operations.

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

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see “Business-Industry Overview and Trends” and “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 28, 2006 and “Results of Operations” below.

Results of Operations

Overview

The first fiscal quarter of 2007 was a solid quarter for the industry. Based on our review of industry sources, national box office revenues were estimated to have increased by approximately 7.0% to 8.0% during the first fiscal quarter of 2007 in comparison to the first fiscal quarter of 2006. The industry achieved these results with ticket price increases and attendance growth from key 2007 film releases, such as 300, Wild Hogs and Ghost Rider and the carryover success of December 2006 releases, such as Night at the Museum.

Our total revenue for the quarter ended March 29, 2007 (“Q1 2007 Period”) was $54.2 million, consisting of $37.5 million of admissions revenues, $15.0 million from concessions revenues and $1.7 million of other operating revenues, and represented a 2.9% decrease from total revenues of $55.8 million for the quarter ended March 30, 2006 (“Q1 2006 Period”).

The decline in the Company’s operating results was attributable to an 8.9% decrease in attendance resulting primarily from the closure of 63 underperforming screens during the twelve month period ended March 29, 2007.  The decline in box office revenues was partially offset by the growth in the overall industry box office and a 7.1% increase in Q1 2007 Period average ticket prices per patron resulting from periodic pricing reviews conducted by the Company, coupled with the film product mix exhibited during the Q1 2007 Period, which included the R-rated film 300.  Such pricing reviews include an analysis of various factors, including general inflationary trends and local market conditions.  During the Q1 2007 Period, we experienced growth of 6.9% in average concession revenues per patron. The growth in average concession revenues per patron was primarily attributable to price increases and concession-friendly films exhibited during the Q1 2007 Period.

Income from operations decreased 13.3% to $1.3 million for the Q1 2007 Period compared to $1.5 million in the Q1 2006 Period.  The decrease in income from operations was primarily attributable to the decrease in total revenues due to the decline in attendance during the Q1 2007 Period, partially offset by a decrease in total operating expenses during the Q1 2007 Period, as described more fully below. Net income was $0.9 million for both the Q1 2007 Period and the Q1 2006 Period.

The following table sets forth the percentage of total revenues represented by certain items included in the unaudited condensed consolidated statements of operations for the Q1 2007 Period and the Q1 2006 Period:

	Q1 2007 Period	Q1 2006 Period
Revenues:
Admissions	69.2%	68.8%
Concessions	27.7	27.6
Other operating revenues	3.1	3.6
Total revenues	100.0	100.0
Operating expenses:
Film rental and advertising costs	34.9	33.3
Cost of concessions	4.0	4.1
Other operating expenses	42.8	44.3
Sale and leaseback rentals	7.0	6.8
General and administrative expenses (including share-based compensation expense of $0.2 million for the Q1 2006 Period)	3.0	3.4
Depreciation and amortization	5.2	5.2
Net loss on disposal and impairment of operating assets	0.7	0.2
Total operating expenses	97.6	97.3
Income from operations	2.4%	2.7%

Total Revenues

The following table summarizes revenues and revenue-related data for the Q1 2007 Period and the Q1 2006 Period (in millions, except averages):

	Q1 2007 Period	Q1 2006 Period
Admissions	$37.5	$38.4
Concessions	15.0	15.4
Other operating revenues	1.7	2.0
Total revenues	$54.2	$55.8
Attendance	5.1	5.6
Average ticket price	$7.35	$6.86
Average concessions per patron	$2.94	$2.75

Q1 2007 Period Compared to Q1 2006 Period

Admissions

Total admissions revenues decreased $0.9 million, or 2.3%, to $37.5 million, for the Q1 2007 Period from $38.4 million for the Q1 2006 Period.  Our Q1 2007 Period box office results were unfavorably impacted by a 8.9% decrease in attendance. The decrease in attendance during the Q1 2007 Period compared to the Q1 2006 Period was primarily attributable to the closure of 63 underperforming screens during the twelve month period ended March 29, 2007, partially offset by a strong box office led by key Q1 2007 Period films, such as 300, Wild Hogs and Ghost Rider and the carryover success of December 2006 releases. The decline in admissions revenue was partially offset by a 7.1% increase in the Q1 2007 Period average ticket prices per patron, primarily attributable to periodic pricing reviews conducted by the Company, coupled with the film product mix exhibited during the Q1 2007 Period, which included the R-rated film 300.  Such pricing reviews include an analysis of various factors, including general inflationary trends and local market conditions.

Concessions

Total concessions revenues decreased $0.4 million, or 2.6%, to $15.0 million for the Q1 2007 Period from $15.4 million for the Q1 2006 Period.  The decrease in concessions revenues in the Q1 2007 Period compared to the Q1 2006 Period was due to the aforementioned Q1 2007 Period decrease in attendance.   The decline in concessions revenue was partially offset by a 6.9% increase in the Q1 2007 Period average concessions per patron, primarily attributable to increases in concession prices and concession-friendly films exhibited during the Q1 2007 Period.

Other Operating Revenues

Total other operating revenues decreased $0.3 million, or 15.0%, to $1.7 million for the Q1 2007 Period, from $2.0 million for the Q1 2006 Period. Included in other operating revenues are on-screen and lobby advertising revenues, business meetings and concert event revenues, marketing revenues from certain of the Company’s vendor marketing programs and game revenues.  The decrease in other operating revenues in the Q1 2007 Period compared to the Q1 2006 Period was primarily due to the closure of 63 underperforming screens during the twelve month period ended March 29, 2007.

Operating Expenses

The following table summarizes theatre operating expenses for the Q1 2007 Period and the Q1 2006 Period (dollars in millions):

	Q1 2007 Period		Q1 2006 Period
	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	18.9	50.4	18.6	48.4
Cost of concessions(2)	2.2	14.7	2.3	14.9
Other theatre operating expenses(3)	23.2	42.8	24.7	44.3
Sale and leaseback rentals(3)	3.8	7.0	3.8	6.8
General and administrative expenses(3)	1.6	3.0	1.9	3.4

(1)           Percentage of revenues calculated as a percentage of admissions revenues.

(2)           Percentage of revenues calculated as a percentage of concessions revenues.

(3)           Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

During the Q1 2007 Period, film rental and advertising costs as a percentage of admissions revenues increased to 50.4% as compared to 48.4% in the Q1 2006 Period.  The increase in film rental and advertising costs as a percentage of box office revenues during the Q1 2007 Period compared to the Q1 2006 Period was primarily the result of a higher percentage of box office revenues generated by the top 10 films exhibited during the Q1 2007 Period as compared to the Q1 2006 Period.

Cost of Concessions

Cost of concessions as a percentage of concessions revenues decreased to 14.7% in the Q1 2007 Period as compared to 14.9% in the Q1 2006 Period.  The decrease in the cost of concessions as a percentage of concession revenues during the Q1 2007 Period compared to the Q1 2006 Period was primarily related to increases in concession prices during the Q1 2007 Period.

Other Theatre Operating Expenses

Other theatre operating expenses decreased $1.5 million, or 6.1%, to $23.2 million for the Q1 2007 Period, from $24.7 million in the Q1 2006 Period.  Other theatre operating expenses as a percentage of total revenues decreased to 42.8% in the Q1 2007 Period as compared to 44.3% in the Q1 2006 Period. The decrease in other theatre operating expenses in the Q1 2007 Period compared to the Q1 2006 Period was primarily attributable to the closure of 63 underperforming screens during the twelve month period ended March 29, 2007.  The decrease in other theatre operating expenses as a percentage of total revenues in the Q1 2007 Period compared to the Q1 2006 Period was due to a reduction of non-rent occupancy costs and other variable operating costs related to the decrease in attendance.

Sale and Leaseback Rentals

Sale and leaseback expenses were $3.8 million for the Q1 2007 Period and the Q1 2006 Period.  As a percentage of total revenues, sale and leaseback expenses increased to 7.0% in the Q1 2007 Period, from 6.8% in the Q1 2006 Period.  The increase in sale and leaseback expenses as a percentage of total revenues in the Q1 2007 Period compared to the Q1 2006 Period was due to the aforementioned Q1 2007 Period decrease in attendance.

General and Administrative Expenses

General and administrative expenses decreased $0.3 million, or 15.8%, to $1.6 million during the Q1 2007 Period, from $1.9 million in the Q1 2006 Period.  As a percentage of total revenues, general and administrative expenses decreased to 3.0% in the Q1 2007 Period, from 3.4% in the Q1 2006 Period.   Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC.  The decrease in general and administrative expense during the Q1 2007 Period compared to the Q1 2006 Period was primarily attributable to the reduction in share-based compensation expense during the Q1 2007 Period, as further described in Note 2 – “Share Based Compensation” to the unaudited condensed consolidated financial statements, and to a lesser extent, the reduction in management fee costs incurred during the Q1 2007 Period resulting from the decrease in total revenues during the Q1 2007 Period compared to the Q1 2006 Period.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.1 million, or 3.4%, to $2.8 million for the Q1 2007 Period, from $2.9 million for the Q1 2006 Period.  The decrease in depreciation and amortization expense during the Q1 2007 Period compared to the Q1 2006 Period was primarily due to the closure of 63 underperforming screens during the twelve month period ending March 29, 2007.

Income from Operations

Income from operations totaled approximately $1.3 million for the Q1 2007 Period, which represents a decrease of $0.2 million, or 13.3%, from $1.5 million in the Q1 2006 Period.  The net decrease in income from operations during the Q1 2007 Period compared to the Q1 2006 Period was primarily attributable to the 2.9% decrease in total revenues for the Q1 2007 Period described above and the increase in the net loss on disposal and impairment of operating assets and film and advertising costs during the Q1 2007 Period, partially offset by a decrease in other operating expenses, general and administrative expenses and depreciation and amortization expenses for the Q1 2007 Period.

Interest Income, net

Net interest income increased $0.2 million to $0.3 million for the Q1 2007 Period, from $0.1 million for the Q1 2006 Period.  The increase in net interest income during the Q1 2007 Period compared to the Q1 2006 Period was primarily due to incremental interest income from a higher outstanding cash balance during the Q1 2007 Period.

Income Taxes

The provision for income taxes decreased $0.1 million to $0.6 million for the Q1 2007 Period, from $0.7 million for the Q1 2006 Period. Accordingly the effective tax rate was 40.0% and 43.8% for the Q1 2007 Period and the Q1 2006 Period, respectively. The decrease in the effective tax rate during the Q1 2007 Period compared to the Q1 2006 Period was primarily attributable to a decrease in payments to state taxing authorities related to the settlement of income tax examinations.

Net Income

Net income totaled $0.9 million for the Q1 2007 Period and the Q1 2006 Period.  The decrease in operating income for the Q1 2007 Period described above was offset by an increase in interest income and a decrease in income taxes during the Q1 2007 Period.

Cash Flows

The following table summarizes certain cash flow data for the Q1 2007 Period and the Q1 2006 Period (in millions):

	Q1 2007 Period	Q1 2006 Period
Net cash used in operating activities	$(10.4)	$(3.5)
Net cash used in investing activities	(0.8)	(0.8)
Net cash provided by (used in) financing activities	5.9	(1.7)
Net decrease in cash and cash equivalents	$(5.3)	$(6.0)

Q1 2007 Period Compared to Q1 2006 Period

Net cash flows used in operating activities increased by approximately $6.9 million to approximately $10.4 million for the Q1 2007 Period from approximately $3.5 million for the Q1 2006 Period.  The increase in net cash flows used in operating activities for the Q1 2007 Period was primarily attributable to an increase in deferred income tax benefit of approximately $10.3 million resulting from the transactions completed between REG and National CineMedia, LLC in connection with the IPO of National CineMedia Inc., partially offset by a $3.4 million increase in changes in operating assets and liabilities contributed to the net increase in net cash used in operating activities. The net increase in the changes in operating assets and liabilities and other working capital items was primarily related to the timing of certain vendor payments and income tax payments and increases in prepaid expenses.

Net cash flows used in investing activities totaled approximately $0.8 million for both the Q1 2007 Period and the Q1 2006 Period.  Proceeds from the disposition of assets decreased $0.2 million during the Q1 2007 Period which was offset by a decrease in capital expenditures of $0.2 million during the Q1 2007 Period as compared to the Q1 2006 Period.

Net cash flows provided by financing activities were approximately $5.9 million for the Q1 2007 Period compared to cash flows used in financing activities of approximately $1.7 million for the Q1 2006 Period. The net increase in cash flows provided by financing activities during the Q1 2007 Period was primarily attributable to the net decrease in the change in the related party receivable of $8.4 million during the Q1 2007 Period as compared to the Q1 2006 Period, described in Note 4 – “Related Party Transactions” to the accompanying unaudited condensed consolidated financial statements, patially offset by the decrease of $0.9 million in excess tax benefits from share-based payment arrangements during the Q1 2007 Period as compared to the Q1 2006 Period.

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

The Company funds the cost of its capital expenditures through internally generated cash flows and cash on hand. The Company’s capital requirements have historically arisen principally in connection with adding new screens and retro fitting existing theatres, upgrading the Company’s theatre facilities and replacing equipment. The Company currently expects capital expenditures for theatre expansion, upgrading, and replacements to be in the range of $5.0 million to $10.0 million in fiscal 2007. During the Q1 2007 Period, the Company invested an aggregate of approximately $0.8 million in capital expenditures.

For a discussion of the series of significant financing transactions which have occurred through December 28, 2006, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” contained in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 28, 2006, filed with the SEC on March 28, 2007 (File No. 033-49598).

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments as of December 28, 2006, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended December 28, 2006.  As of March 29, 2007, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments.  We believe that the amount of cash and cash equivalents on hand and cash flow expected from operations will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next twelve months.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended December 28, 2006 and incorporated by reference herein.  As of March 29, 2007, there were no significant changes in our critical accounting policies or estimation procedures.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Note 8 – “Recent Accounting Pronouncements”  to the accompanying unaudited condensed consolidated financial statements, which information is incorporated by reference herein.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

UATC’s market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. As of March 29, 2007 the Company maintained no debt obligations bearing floating interest rates.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 29, 2007, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 29, 2007, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information required to be furnished by us under this Part II, Item 1 (Legal Proceedings) is incorporated by reference to Note 7 – “Litigation and Contingencies” of our notes to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 (Financial Statements) of this quarterly report on Form 10-Q.

Item 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K for the fiscal year ended December 28, 2006, filed with the SEC on March 28, 2007 (File No. 033-49598).

Item 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED ARTISTS THEATRE CIRCUIT, INC.

Date: May 14, 2007	By:	/s/ MICHAEL L. CAMPBELL
Michael L. Campbell
President and Chairman of the Board
(Principal Executive Officer)

Date: May 14, 2007	By:	/s/ AMY E. MILES
Amy E. Miles
Vice President and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

UNITED ARTISTS THEATRE CIRCUIT, INC.

Exhibit Index

Exhibit No.	Exhibit Description

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer