Form 10-Q
period 2007-06-28
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2007-08-13
CIK 889570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2007

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

The number of shares outstanding of $1.00 par value common stock at August 13, 2007 was 100 shares.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(Amounts in millions, except share data)

	June 28, 2007	December 28, 2006
Assets
Current assets:
Cash and cash equivalents	$43.5	$39.7
Receivables, net	0.5	2.0
Prepaid expenses, concession inventory and other current assets	1.1	1.1
Deferred income tax asset	0.3	—
Total current assets	45.4	42.8
Property and equipment:
Land	3.3	3.3
Buildings, leasehold improvements and equipment	133.3	134.2
Total property and equipment	136.6	137.5
Accumulated depreciation and amortization	(67.4)	(63.9)
Total property and equipment, net	69.2	73.6
Goodwill	10.8	36.4
Investments and related receivables	0.2	0.2
Other non-current assets	0.3	0.3
Total assets	$125.9	$153.3
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$9.6	$11.4
Accrued expenses	10.9	7.4
Deferred income tax liability	—	0.5
Current portion of debt obligations	0.2	0.1
Total current liabilities	20.7	19.4
Other non-current liabilities	2.8	3.2
Non-current deferred revenue	25.9	—
Long-term debt	1.9	2.0
Deferred income tax liability	18.9	52.3
Total liabilities	70.2	76.9
Minority interest	2.0	1.9
Stockholder’s equity
Preferred stock, $1.00 par value; 500,000 shares authorized, no shares issued and outstanding at June 28, 2007 and December 28, 2006, respectively	—	—
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at June 28, 2007 and December 28, 2006, respectively	—	—
Additional paid-in capital	93.2	92.8
Retained earnings	13.6	6.9
Related party receivables	(53.1)	(25.2)
Total stockholder’s equity	53.7	74.5
Total liabilities and stockholder’s equity	$125.9	$153.3

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(Amounts in millions)

	Quarter Ended June 28, 2007	Quarter Ended June 29, 2006	Two Quarters Ended June 28, 2007	Two Quarters Ended June 29, 2006
Revenues:
Admissions	$39.5	$43.2	$77.0	$81.6
Concessions	17.2	17.4	32.2	32.8
Other operating revenue	1.9	2.6	3.6	4.5
Total revenue	58.6	63.2	112.8	118.9
Operating expenses:
Film rental and advertising costs	21.4	22.9	40.3	41.5
Cost of concessions	2.4	2.7	4.6	5.0
Other operating expenses	23.8	25.0	47.0	49.6
Sale and leaseback rentals	3.8	3.8	7.5	7.5
General and administrative expenses (including share-based compensation expense of $0.2 million for the two quarters ended June 29, 2006)	1.7	2.0	3.4	3.9
Depreciation and amortization	2.7	2.9	5.5	5.8
Net loss on disposal and impairment of operating assets	0.4	0.1	0.8	0.2
Total operating expenses	56.2	59.4	109.1	113.5
Income from operations	2.4	3.8	3.7	5.4
Other expense (income):
Interest income, net	(0.3)	(0.2)	(0.6)	(0.3)
Gain on sale of Fandango interest	(6.9)	—	(6.9)	—
Minority interest in earnings of consolidated subsidiaries	—	—	0.1	0.1
Total other expense (income), net	(7.2)	(0.2)	(7.4)	(0.2)
Income before income taxes	9.6	4.0	11.1	5.6
Provision for income taxes	3.8	1.6	4.4	2.2
Net income	$ 5.8	$ 2.4	$ 6.7	$ 3.4

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Amounts in millions)

	Two Quarters Ended June 28, 2007	Two Quarters Ended June 29, 2006

Cash flows from operating activities:
Net income	$6.7	$3.4
Adjustments to reconcile net income to cash provided by operating activities:
Effect of leases with escalating minimum annual rentals	(0.2)	—
Depreciation and amortization	5.5	5.8
Share-based compensation expense	—	0.2
Net loss on disposal and impairment of operating assets	0.8	0.2
Minority interest in earnings of consolidated subsidiaries	0.1	0.1
Gain on sale of Fandango interest	(6.9)	—
Deferred income tax (benefit) expense	(8.6)	0.9
Change in operating assets and liabilities (excluding effects of acquisition and dispositions):
Receivables	1.5	(0.3)
Prepaid expenses, concession inventory and other assets	—	(2.3)
Accounts payable	(1.8)	(0.5)
Accrued expenses and other liabilities	2.9	—
Net cash provided by operating activities	—	7.5
Cash flows from investing activities:
Capital expenditures	(1.7)	(2.5)
Proceeds from disposition of fixed assets	—	0.3
Proceeds from sale of Fandango interest	6.9	—
Net cash provided by (used in) investing activities	5.2	(2.2)
Cash flows from financing activities:
Debt payments	—	(0.1)
Increase in related party receivables	(1.8)	(3.0)
Excess tax benefits from share-based payment arrangements	0.4	1.4
Net cash used in financing activities	(1.4)	(1.7)
Net increase in cash and cash equivalents	3.8	3.6
Cash and cash equivalents:
Beginning of period	39.7	31.5
End of period	$43.5	$35.1

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 28, 2007

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

UATC operates 604 screens in 69 theatres in 19 states as of June 28, 2007. As of June 29, 2006, UATC operated 670 screens in 79 theatres in 19 states.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.  As of June 28, 2007, the Company managed its business under one reportable segment: theatre exhibition operations.

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

During the quarter ended June 28, 2007, the Company sold its equity interest in Fandango, Inc. for proceeds of $6.9 million.  As a result of this transaction, the Company recognized a gain on the sale of approximately $6.9 million ($4.1 million after tax).

The Company has prepared the unaudited condensed consolidated balance sheet as of June 28, 2007 and the unaudited condensed consolidated statements of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 28, 2006 unaudited condensed consolidated balance sheet information is derived from the audited consolidated financial statements of the Company included in the Company’s annual report on Form 10-K for the fiscal year ended December 28, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter ended June 28, 2007 are not necessarily indicative of the operating results that may be achieved for the full 2007 fiscal year.

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

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  Prior to adoption of SFAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS 123R, we are required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes.  For the two quarters ended June 28, 2007 and June 29, 2006, our unaudited condensed consolidated statements of cash flows reflects $0.4 million and $1.4 million of excess tax benefits as financing cash flows rather than operating cash flows, respectively.

(3) Debt Obligations

Debt obligations are summarized as follows (amounts in millions):

	June 28, 2007	December 28, 2006
Debt obligations (a)	$2.1	$2.1
Less current portion	(0.2)	(0.1)
Long-term debt	$1.9	$2.0

(a)                                  Debt obligations include $2.1 million of capital lease obligations as of June 28, 2007 and December 28, 2006, which have an interest rate of 10.0%, maturing in 2016.

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

RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the quarter ended June 28, 2007 and the quarter ended June 29, 2006, UATC recorded management fee expenses of approximately $1.7 million and $1.9 million, respectively, related to this agreement. During the two quarters ended June 28, 2007 and the two quarters ended June 29, 2006, UATC recorded management fee expenses of approximately $3.4 million and $3.6 million, respectively, related to this agreement. Such fees have been recorded in the accompanying unaudited condensed consolidated statements of operations as a component of “General and administrative expenses.”

Pursuant to the Company’s management agreement with RCI, RCI, through an agreement with National CineMedia, LLC, provides all on-screen and lobby advertising and event services to UATC.  UATC receives a net fee for the use of its theatres for such advertising and event services that is recorded in other revenue and totaled $0.2 million and $0.6 million during the quarters ended June 28, 2007 and June 29, 2006, respectively.  During the two quarters ended June 28, 2007 and the two quarters ended June 29, 2006, UATC recorded a net fee of $0.3 million and $0.8 million, respectively.

As of June 28, 2007, the Company’s related party receivables totaled approximately $53.1 million, which represents an increase of $27.9 million from $25.2 million as of December 28, 2006.  The increase in these receivables was due primarily to the transactions completed between REG and National CineMedia, LLC in connection with the initial public offering, or IPO, of National CineMedia Inc.’s common stock (which resulted in a $26.1 million increase in related party receivables and a corresponding increase in non-current deferred revenue) and to a lesser extent, the timing of intercompany cash collections and disbursements, as described above.

In connection with the completion of the IPO, RCI amended and restated its existing exhibitor services agreement (“ESA”) with National CineMedia, LLC, whereby in exchange for its pro rata share of the IPO proceeds, RCI agreed to a modification of National CineMedia, LLC’s payment obligation under the ESA.  The modification extended the term of the ESA to 30 years, provided National CineMedia, LLC with a five year right of first refusal beginning one year prior to the end of the term and changed the basis upon which RCI is paid by National CineMedia, LLC from a percentage of revenues associated with advertising contracts entered into by National CineMedia, LLC to a monthly theatre access fee.  Also, with respect to any on-screen advertising time provided by us to our beverage concessionaire, RCI is required to purchase such time from National CineMedia, LLC at a negotiated rate.

(5) Sale—Leaseback Transactions

In December 1995, UATC entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of June 28, 2007, 12 theatres were subject to the sale leaseback transaction and approximately $48.8 million in principal amount of pass-through certificates were outstanding.

(6) Income Taxes

Effective December 29, 2006, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”).  Relative to the implementation of FIN 48, the Company did not adjust any income tax accounts.

As of June 28, 2007 and December 28, 2006, the Company had no unrecognized tax benefits.  The Company does not believe that its gross unrecognized tax benefits will change within the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of June 28, 2007 and effective with the adoption of FIN 48, the Company had not accrued any interest or penalties associated with unrecognized tax benefits.

The provision for income taxes of $3.8 million and $1.6 million for the quarters ended June 28, 2007 and June 29, 2006, respectively, reflect effective tax rates of approximately 39.6% and 40.0%, respectively. The provision for income taxes of $4.4 million and $2.2 million for the two quarters ended June 28, 2007 and June 29, 2006, respectively, reflect effective tax rates of approximately 39.6% and 39.3%, respectively.  The effective tax rates for the quarters and two quarters ended June 28, 2007 and the two quarters ended June 29, 2006 reflect the impact of certain non-deductible expenses.

In assessing the valuation of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets of $3.4 million at June 28, 2007 and $28.1 million at December 28, 2006 as management believes it more likely than not that such deferred tax asset amounts would not be realized in future tax periods. The valuation allowance relates to pre-acquisition deferred tax assets of UATC. Accordingly, future reductions in the valuation allowance will reduce goodwill related to the acquisition of UATC.  During the two quarters ended June 28, 2007, based on the historical earnings of the Company and updated projections for future income, management determined that the Company would more likely than not realize certain pre-acquisition deferred tax assets of the Company.  Accordingly, the valuation allowance associated with such pre-acquisition deferred tax assets and goodwill were reduced by $24.7 million during the two quarters ended June 28, 2007.

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

The Company

UATC operates 604 screens in 69 theatres in 19 states as of June 28, 2007. As of June 29, 2006, UATC operated 670 screens in 79 theatres in 19 states. The Company formally operates on a 52-week fiscal year (ending on the first Thursday after December 25 each year) with each quarter generally consisting of 13 weeks, unless otherwise noted.  As of June 28, 2007, the Company managed its business under one reportable segment: theatre exhibition operations.

The Company generates revenues primarily from admissions and concession sales. Additional revenues are generated by on-screen advertisements, rental of theatres for business meetings, concerts and other events distributed on a live or pre-recorded basis provided by National CineMedia, LLC pursuant to its arrangements with RCI (described in Note 4 – “Related Party Transactions”), electronic video games located adjacent to the lobbies of certain of the Company’s theatres and vendor marketing programs. Film rental costs depend on a variety of factors including the prospects of a film and the popularity of a film and such film rental costs generally increase as the admissions revenue generated by a film increases. Because the Company purchases certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, the Company is able to improve its margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

During the quarter ended June 28, 2007, the Company sold its equity interest in Fandango, Inc. for proceeds of $6.9 million.  As a result of this transaction, the Company recognized a gain on the sale of approximately $6.9 million ($4.1 million after tax).

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see “Business-Industry Overview and Trends” and “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 28, 2006 and “Results of Operations” below.

Results of Operations

Overview

Based on our review of industry sources, national box office revenues for the time period that corresponds to the Company’s second fiscal quarter of 2007 were estimated to have increased by approximately 1.0% in comparison to the second fiscal quarter of 2006.  The industry achieved these results with ticket price increases and strong attendance from key second quarter 2007 film releases, such as Spider-Man 3, Pirates of the Caribbean: At World’s End and Shrek the Third, offset by weak attendance from mid-tier films exhibited during the quarter.

Our total revenue for the quarter ended June 28, 2007 (“Q2 2007 Period”) was $58.6 million, consisting of $39.5 million of admissions revenues, $17.2 million from concessions revenues and $1.9 million of other operating revenues, and represented a 7.3% decrease from total revenues of $63.2 million for the quarter ended June 29, 2006 (“Q2 2006 Period”).

The decline in the Company’s operating results was attributable to a 13.1% decrease in attendance resulting primarily from the closure of 66 underperforming screens during the twelve month period ended June 28, 2007 coupled with weak attendance from mid-tier films exhibited during the Q2 2007 Period, partially offset by strong attendance from key Q2 2007 Period film releases, such as Spider-Man 3, Pirates of the Caribbean: At World’s End and Shrek the Third.  The decline in box office revenues was partially offset by the growth in the overall industry box office and a 5.2% increase in Q2 2007 Period average ticket prices per patron resulting from periodic pricing reviews conducted by the Company, coupled with the mix of film product exhibited during the Q2 2007 Period.  Such pricing reviews include an analysis of various factors, including general inflationary trends and local market conditions.  During the Q2 2007 Period, we experienced growth of 14.0% in average concession revenues per patron. The growth in average concession revenues per patron was primarily attributable to price increases, concession-friendly films exhibited during the Q2 2007 Period, such as Pirates of the Caribbean: At World’s End, Spiderman 3 and Shrek The Third, and a favorable mix of concession products sold during the Q2 2007 Period.  In addition, during the Q2 2007 Period, we experienced a decline in other operating revenues primarily attributable to the closure of 66 underperforming screens during the twelve month period ended June 28, 2007 and to a modification of the payment arrangement between RCI and National CineMedia, LLC described in further detail under Note 4 – “Related Party Transactions.”

Income from operations decreased 36.8% to $2.4 million for the Q2 2007 Period compared to $3.8 million in the Q2 2006 Period.  The decrease in income from operations was primarily attributable to the decrease in total revenues due to the decline in attendance during the Q2 2007 Period, partially offset by a decrease in total operating expenses during the Q2 2007 Period, as described more fully below. Net income increased to $5.8 million in the Q2 2007 Period compared to net income of $2.4 million in the Q2 2006 Period.  The increase in net income was primarily due to a $6.9 million gain ($4.1 million after related tax effects) resulting from transactions completed in connection with the sale of our equity interest in Fandango, Inc. (see Note 1—“The Company and Basis of Presentation” for further discussion), partially offset by a net decrease in income from operations described in further detail below.

The following table sets forth the percentage of total revenues represented by certain items included in the unaudited condensed consolidated statements of operations for the Q2 2007 Period, the Q2 2006 Period,  the two quarters ended June 28, 2007 (“Fiscal 2007 Period”) and the two quarters ended June 29, 2006 (“Fiscal 2006 Period”):

	Q2 2007 Period	Q2 2006 Period	Fiscal 2007 Period	Fiscal 2006 Period
Revenues:
Admissions	67.4%	68.4%	68.3%	68.6%
Concessions	29.4	27.5	28.5	27.6
Other operating revenues	3.2	4.1	3.2	3.8
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	36.5	36.2	35.7	34.9
Cost of concessions	4.1	4.3	4.1	4.2
Other operating expenses	40.6	39.5	41.7	41.7
Sale and leaseback rentals	6.5	6.0	6.6	6.3
General and administrative expenses (including share-based compensation expense of $0.2 million for the Fiscal 2006 Period)	3.0	3.2	3.0	3.3
Depreciation and amortization	4.5	4.6	4.9	4.9
Net loss on disposal and impairment of operating assets	0.7	0.2	0.7	0.2
Total operating expenses	95.9	94.0	96.7	95.5
Income from operations	4.1%	6.0%	3.3%	4.5%

Total Revenues

The following table summarizes revenues and revenue-related data for the Q2 2007 Period, the Q2 2006 Period, the Fiscal 2007 Period and the Fiscal 2006 Period (in millions, except averages):

	Q2 2007 Period	Q2 2006 Period	Fiscal 2007 Period	Fiscal 2006 Period
Admissions	$39.5	$43.2	$77.0	$81.6
Concessions	17.2	17.4	32.2	32.8
Other operating revenues	1.9	2.6	3.6	4.5

Total revenues	$58.6	$63.2	$112.8	$118.9
Attendance	5.3	6.1	10.4	11.7
Average ticket price	$7.45	$7.08	$7.40	$6.97
Average concessions per patron	$3.25	$2.85	$3.10	$2.80

Q2 2007 Period Compared to Q2 2006 Period and Fiscal 2007 Period Compared to Fiscal 2006 Period

Admissions

Total admissions revenues decreased $3.7 million, or 8.6%, to $39.5 million, for the Q2 2007 Period from $43.2 million for the Q2 2006 Period.  Total admissions revenues decreased $4.6 million during the Fiscal 2007 Period, or 5.6%, to $77.0 million, from $81.6 million for the Fiscal 2006 Period.  Our Q2 2007 Period admissions revenues were unfavorably impacted by a 13.1% decrease in attendance, partially offset by a 5.2% increase in average ticket prices.  Our Fiscal 2007 Period admissions revenues were unfavorably impacted by an 11.1% decrease in attendance, partially offset by a 6.2% increase in average ticket prices.  The decrease in the Q2 2007 Period and the Fiscal 2007 Period attendance was primarily attributable to the closure of 66 underperforming screens during the twelve month period ended June 28, 2007 and weak attendance from mid-tier films, partially offset by strong attendance from key 2007 film releases, such as Spider-Man 3, Pirates of the Caribbean: At World’s End, Shrek the Third and 300, and the carryover success of the holiday film, Night at the Museum. The increase in the Q2 2007 Period and the Fiscal 2007 Period average ticket prices was primarily attributable to periodic pricing reviews conducted by the Company, which includes analysis of various factors, including general inflationary trends and local market conditions, and the mix of film product exhibited during the Q2 2007 Period and the Fiscal 2007 Period.

Concessions

Total concessions revenues decreased $0.2 million, or 1.1%, to $17.2 million for the Q2 2007 Period from $17.4 million for the Q2 2006 Period.  During the Fiscal 2007 Period, total concessions revenues decreased $0.6 million, or 1.8%, to $32.2 million, from $32.8 million for the Fiscal 2006 Period.

The decrease in concessions revenues in the Q2 2007 Period and the Fiscal 2007 Period was due to the aforementioned Q2 2007 Period and Fiscal 2007 Period decreases in attendance, partially offset by a 14.0% increase and 10.7% increase, respectively in average concessions per patron.   The growth in average concession revenues per patron for the Q2 2007 Period and the Fiscal 2007 Period was primarily attributable to price increases, concession-friendly films exhibited during the Q2 2007 Period and the Fiscal 2007 Period, such as Pirates of the Caribbean: At World’s End, Spider-Man 3 and Shrek the Third, and a favorable mix of concession products sold during the Q2 2007 Period.

Other Operating Revenues

Total other operating revenues decreased $0.7 million, or 26.9%, to $1.9 million for the Q2 2007 Period, from $2.6 million for the Q2 2006 Period.  During the Fiscal 2007 Period, total other operating revenues decreased $0.9 million, or 20.0%, to $3.6 million, from $4.5 million for the Fiscal 2006 Period. Included in other operating revenues are fees paid by National CineMedia, LLC to RCI for access to our theatres for on-screen and lobby advertising and business meetings and concert events, along with marketing revenues from certain of the Company’s vendor marketing programs and game revenues.  The decrease in other operating revenues in the Q2 2007 Period and the Fiscal 2007 Period was primarily due to the closure of 66 underperforming screens during the twelve month period ended June 28, 2007 and to a modification of the payment arrangement between RCI and National CineMedia, LLC for all on-screen and lobby advertising and event services to UATC described in further detail under Note 4—“Related Party Transactions.”

Operating Expenses

The following table summarizes theatre operating expenses for the Q2 2007 Period, the Q2 2006 Period, the Fiscal 2007 Period and the Fiscal 2006 Period (dollars in millions):

	Q2 2007 Period		Q2 2006 Period		Fiscal 2007 Period		Fiscal 2006 Period
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	21.4	54.2	22.9	53.0	40.3	52.3	41.5	50.9
Cost of concessions(2)	2.4	14.0	2.7	15.5	4.6	14.3	5.0	15.2
Other operating expenses(3)	23.8	40.6	25.0	39.5	47.0	41.7	49.6	41.7
Sale and leaseback rentals(3)	3.8	6.5	3.8	6.0	7.5	6.6	7.5	6.3
General and administrative expenses(3)	1.7	2.9	2.0	3.2	3.4	3.0	3.9	3.3

(1)           Percentage of revenues calculated as a percentage of admissions revenues.

(2)           Percentage of revenues calculated as a percentage of concessions revenues.

(3)           Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

During the Q2 2007 Period, film rental and advertising costs as a percentage of admissions revenues increased to 54.2% as compared to 53.0% in the Q2 2006 Period.  Film rental and advertising costs as a percentage of admissions revenues increased to 52.3% during the Fiscal 2007 Period as compared to 50.9% in the Fiscal 2006 Period.  The increases in film rental and advertising costs as a percentage of box office revenues during the Q2 2007 Period and the Fiscal 2007 Period were primarily the result of a higher percentage of box office revenues generated by the top five films exhibited during the Q2 2007 Period as compared to the Q2 2006 Period.

Cost of Concessions

Cost of concessions as a percentage of concessions revenues decreased to 14.0% in the Q2 2007 Period as compared to 15.5% in the Q2 2006 Period.  During the Fiscal 2007 Period, cost of concessions as a percentage of concessions revenues decreased to 14.3% as compared to 15.2% in the Fiscal 2006 Period. The decrease in the cost of concessions as a percentage of concession revenues during the Q2 2007 Period and the Fiscal 2007 Period was primarily related to increases in concession prices coupled with the mix of concession products sold during such periods.

Other Operating Expenses

Other operating expenses decreased $1.2 million, or 4.8%, to $23.8 million for the Q2 2007 Period, from $25.0 million in the Q2 2006 Period and decreased approximately $2.6 million, or 5.2%, to $47.0 million in the Fiscal 2007 Period, from $49.6 million in the Fiscal 2006 Period.  Other operating expenses as a percentage of total revenues increased to 40.6% in the Q2 2007 Period as compared to 39.5% in the Q2 2006 Period and remained consistent at 41.7% for both the Fiscal 2007 Period and the Fiscal 2006 Period.  The decrease in other operating expenses in the Q2 2007 Period and the Fiscal 2007 Period was primarily attributable to the closure of 66 underperforming screens during the twelve month period ended June 28, 2007.  The increase in other operating expenses as a percentage of total revenues in the Q2 2007 Period compared to the Q2 2006 Period was due to an increase in labor costs resulting from state minimum wage increases, coupled with normal inflationary increases.

Sale and Leaseback Rentals

Sale and leaseback expenses were $3.8 million for the Q2 2007 Period and the Q2 2006 Period.  As a percentage of total revenues, sale and leaseback expenses increased to 6.5% in the Q2 2007 Period from 6.0% in the Q2 2006 Period.  During both the Fiscal 2007 Period and the Fiscal 2006 Period, sale and leaseback expenses were $7.5 million.  As a percentage of total revenues, sale and leaseback expenses increased to 6.6% in the Fiscal 2007 Period from 6.3% in the Fiscal 2006 Period.  The increase in sale and leaseback expenses as a percentage of total revenues during the Q2 2007 Period and the Fiscal 2007 Period was primarily attributable to the aforementioned Q2 2007 Period and Fiscal 2007 Period decreases in attendance and total revenues.

General and Administrative Expenses

General and administrative expenses decreased $0.3 million, or 15.0%, to $1.7 million during the Q2 2007 Period, from $2.0 million in the Q2 2006 Period.  As a percentage of total revenues, general and administrative expenses decreased to 3.0% in the Q2 2007 Period, from 3.2% in the Q2 2006 Period.  During the Fiscal 2007 Period, general and administrative expenses decreased $0.5 million, or 12.8%, to $3.4 million, from $3.9 million in the Fiscal 2006 Period.  As a percentage of total revenues, general and administrative expenses decreased to 3.0% in the Fiscal 2007 Period from 3.3% in the Fiscal 2006 Period.   Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC.  The decrease in general and administrative expense during the Q2 2007 Period compared to the Q2 2006 Period was primarily attributable to the reduction in management fee costs incurred during the Q2 2007 Period resulting from the decrease in total revenues during the Q2 2007 Period compared to the Q2 2006 Period.  The decrease in general and administrative expense during the Fiscal 2007 Period compared to the Fiscal 2006 Period was primarily attributable to the reduction in management fee costs incurred during the Fiscal 2007 Period resulting from the decrease in total revenues during the Fiscal 2007 Period compared to the Fiscal 2006 Period, and the reduction in share-based compensation expense during the Fiscal 2007 Period, as further described in Note 2 — “Share Based Compensation.”

Depreciation and Amortization

Depreciation and amortization expense decreased $0.2 million, or 6.9%, to $2.7 million for the Q2 2007 Period, from $2.9 million for the Q2 2006 Period.  Depreciation and amortization decreased

$0.3 million, or 5.2%, to $5.5 million during the Fiscal 2007 Period, from $5.8 million in the Fiscal 2006 Period.  The decrease in depreciation and amortization expense during the Q2 2007 Period and the Fiscal 2007 Period was primarily due to the closure of 66 underperforming screens during the twelve month period ending June 28, 2007.

Income from Operations

Income from operations totaled approximately $2.4 million for the Q2 2007 Period, which represents a decrease of $1.4 million, or 36.8%, from $3.8 million in the Q2 2006 Period.  For the Fiscal 2007 Period, income from operations totaled approximately $3.7 million, which represents a decrease of $1.7 million, or 31.5%, from $5.4 million in the Fiscal 2006 Period.  The net decrease in income from operations during the Q2 2007 Period and the Fiscal 2007 Period was primarily attributable to the $4.6 million decrease and the $6.1 million decrease, respectively, in total revenues described above, partially offset by a net decrease in total operating expenses for both the Q2 2007 Period and the Fiscal 2007 Period.

Interest Income, net

Net interest income increased $0.1 million to $0.3 million for the Q2 2007 Period, from $0.2 million for the Q2 2006 Period.  During the Fiscal 2007 Period, net interest income increased $0.3 million to $0.6 million, from $0.3 million in the Fiscal 2006 Period.  The increase in net interest income during the Q2 2007 Period and the Fiscal 2007 Period was primarily due to interest earned on the higher outstanding cash balance during the Q2 2007 Period and the Fiscal 2007 Period.

Income Taxes

The provision for income taxes of $3.8 million and $1.6 million for the Q2 2007 Period and the Q2 2006 Period, respectively, reflect effective tax rates of approximately 39.6% and 40.0%, respectively.  The provision for income taxes of $4.4 million and $2.2 million for the Fiscal 2007 Period and the Fiscal 2006 Period, respectively, reflect effective tax rates of approximately 39.6% and 39.3%, respectively.  The effective tax rates for the Q2 2007 Period, the Q2 2006 Period, the Fiscal 2007 Period and the Fiscal 2006 Period reflect the impact of certain non-deductible expenses.

Net Income

During the Q2 2007 Period, net income totaled $5.8 million, which represents an increase of $3.4 million, from $2.4 million in the Q2 2006 Period.  Net income totaled $6.7 million during the Fiscal 2007 Period, which represents an increase of $3.3 million, from $3.4 million in the Fiscal 2006 Period.  The increase in net income for the Q2 2007 Period and the Fiscal 2007 Period was primarily due to a $6.9 million gain ($4.1 million after related tax effects) resulting from transactions completed in connection with the sale of our equity interest in Fandango, Inc. (see Note 1—“The Company and Basis of Presentation” for further discussion), coupled with an increase in interest income and a decrease in income taxes, partially offset by a decrease in operating income during both the Q2 2007 Period and the Fiscal 2007 Period.

Cash Flows

The following table summarizes certain cash flow data for the Fiscal 2007 Period and the Fiscal 2006 Period (in millions):

	Fiscal 2007 Period	Fiscal 2006 Period

Net cash provided by operating activities	$—	$7.5
Net cash provided by (used in) investing activities	5.2	(2.2)
Net cash used in financing activities	(1.4)	(1.7)

Net increase in cash and cash equivalents	$3.8	$3.6

Fiscal 2007 Period Compared to Fiscal 2006 Period

Net cash flows provided by operating activities decreased by approximately $7.5 million for the Fiscal 2007 Period from approximately $7.5 million for the Fiscal 2006 Period.  The decrease in net cash flows provided by operating activities for the Fiscal 2007 Period was primarily attributable to an increase in deferred income tax benefit of approximately $9.5 million resulting from the transactions completed between REG and National CineMedia, LLC in connection with the IPO of National CineMedia Inc., and a reduction in operating income resulting from a 11.1% decrease in attendance during the Fiscal 2007 Period, partially offset by a $5.7 million increase in changes in operating assets and liabilities contributed to the net decrease in net cash provided by operating activities for the Fiscal 2007 Period.  The net increase in the changes in operating assets and liabilities and other working capital items was primarily related to the timing of certain vendor payments, income tax payments, accounts receivable and prepaid expenses.

Net cash flows provided by investing activities were approximately $5.2 million for the Fiscal 2007 Period compared to cash flows used in investing activities of approximately $2.2 million for the Fiscal 2006 Period.  The net increase in cash flows provided by investing activities during the Fiscal 2007 Period was primarily attributable to the $6.9 million of proceeds received in connection with the sale of the Company’s equity interest in Fandango, Inc. during the Fiscal 2007 Period, coupled with a decrease in capital expenditures of $0.8 million during the Fiscal 2007 Period, partially offset by a $0.3 million decrease in proceeds from the disposition of assets during the Fiscal 2007 Period.

Net cash flows used in financing activities were approximately $1.4 million for the Fiscal 2007 Period compared to cash flows used in financing activities of approximately $1.7 million for the Fiscal 2006 Period. The net decrease in cash flows used in financing activities during the Fiscal 2007 Period was primarily attributable to the net decrease in the change in the related party receivable of $1.2 million during the Fiscal 2007 Period as compared to the Fiscal 2006 Period, described in Note 4 – “Related Party Transactions,” partially offset by the decrease of $1.0 million in excess tax benefits from share based payment arrangements during the Fiscal 2007 Period as compared to the Fiscal 2006 Period.

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

The Company funds the cost of its capital expenditures through internally generated cash flows and cash on hand. The Company’s capital requirements have historically arisen principally in connection with adding new screens and retro fitting existing theatres, upgrading the Company’s theatre facilities and replacing equipment. The Company currently expects capital expenditures for theatre expansion, upgrading, and replacements to be in the range of $5.0 million to $10.0 million in fiscal 2007. During the Fiscal 2007 Period, the Company invested an aggregate of approximately $1.7 million in capital expenditures.

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

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments as of December 28, 2006, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended December 28, 2006.  As of June 28, 2007, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments.  We believe that the amount of cash and cash equivalents on hand and cash flow expected from operations will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next twelve months.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended December 28, 2006 and incorporated by reference herein.  As of June 28, 2007, there were no significant changes in our critical accounting policies or estimation procedures.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

UATC’s market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. As of June 28, 2007 the Company maintained no debt obligations bearing floating interest rates.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 28, 2007, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 28, 2007, our disclosure controls and procedures were effective.

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

UNITED ARTISTS THEATRE CIRCUIT, INC.

Date: August 13, 2007	By:	/s/ MICHAEL L. CAMPBELL
Michael L. Campbell
President and Chairman of the Board
(Principal Executive Officer)

Date: August 13, 2007	By:	/s/ AMY E. MILES
Amy E. Miles
Vice President and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

UNITED ARTISTS THEATRE CIRCUIT, INC.

Exhibit Index

Exhibit No.	Exhibit Description

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer