Form 10-K
period 2007-12-27
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2008-03-12
CIK 889570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

The registrant is a wholly owned subsidiary of Regal Entertainment Group. As of June 28, 2007, there were no shares of voting or non-voting common stock held by non-affiliates of the registrant.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I(2).

The number of shares outstanding of $1.00 par value common stock at March 12, 2008 was 100 shares.

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

DESCRIPTION OF BUSINESS

As of December 27, 2007, UATC operates 604 screens in 69 theatres in 19 states with over 21 million annual  attendees.  The UATC theatres are managed by RCI, a wholly owned subsidiary of Regal, pursuant to a management  arrangement described below.  The Company operates multi-screen theatres and has an average of 8.8 screens  per location. Theatre operations in seven states (California, New York, Florida, Maryland, Texas, Mississippi and  Pennsylvania) accounted for approximately 69.6% and 66.9% of UATC’s total theatres and screens, respectively,  as of December 27, 2007 and 76.2% of UATC’s theatrical revenue for the fiscal year ended December 27, 2007.

The Company has historically upgraded its theatre circuit by retrofitting existing theatres and strategically closing and disposing of under-performing theatres. Approximately 65.2% of the Company’s screens are in theatres with 10 or more screens.  As of December 27, 2007, UATC operates 24 theatres (274 screens) which offer stadium seating, representing 45.4% of UATC’s screens.  Virtually all of the theatres UATC has built or renovated since 1997 have been state-of-the-art, 9 to 16 screen multiplex theatres with stadium seating, high-backed rocking seats, digital sound, expanded concession areas and other state-of-the-art design features and amenities.  These state-of-the-art amenities are included in UATC’s renovations to existing theatres.  As compared to the prior generation of non-stadium theatres, UATC believes that these theatres provide a higher quality entertainment experience for patrons and significant operating efficiencies and improved economics for UATC.

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

Pursuant to the Company’s management agreement with RCI, RCI, through an agreement with National CineMedia, LLC (“National CineMedia”), provides all on-screen and lobby advertising and event services to UATC.  UATC receives a net fee for the use of its theatres for such advertising and event services that is recorded in other revenue.  On February 13, 2007, National CineMedia Inc. (“NCM Inc.”), a newly formed entity that serves as the sole manager of National CineMedia, completed an initial public offering, or IPO, of its common stock. In connection with the completion of the IPO, RCI amended and restated its existing exhibitor services agreement (“ESA”) with National CineMedia, whereby in exchange for its pro rata share of the IPO proceeds, RCI agreed to a modification of National CineMedia’s payment obligation under the ESA.  The modification extended the term of the ESA to 30 years, provided National CineMedia with a five year right of first refusal beginning one year prior to the end of the term and changed the basis upon which RCI is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee.  On-screen advertising time provided to our beverage concessionaire is provided by National CineMedia under the terms of their agreement with RCI.  See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

INDUSTRY OVERVIEW AND TRENDS

The domestic motion picture exhibition industry is a mature business which has historically maintained steady long-term growth in revenues and attendance. Since 1965, total box office revenues have grown at a compound annual growth rate of approximately 6% with annual attendance of approximately 1.45 billion attendees in 2006.  Against this background of steady long-term growth in revenues and attendance, the exhibition industry has experienced periodic short-term increases and decreases in attendance and, consequently, box office revenues.  We expect the cyclical nature of the domestic motion picture exhibition industry to continue for the foreseeable future.

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

More recently, the domestic motion picture exhibition industry has experienced increased competition from other methods of delivering films to consumers, including cable television, in-home video and DVD, satellite and pay-per-view services and downloads via the Internet.  Traditionally, when motion picture distributors licensed their films to the domestic exhibition industry, they refrained from licensing their products to other delivery channels for a period of time, commonly called the theatrical release window.  Over the past several years, the average period between a film’s theatrical release and its in-home video or DVD release has shortened.  We believe that the contraction in the average theatrical release window reflects the shorter period of time in which the average motion picture is able to generate meaningful revenue in its theatrical exhibition license period.  As a consequence, we believe that the shrinking of the theatrical release window over the past five to six years has not represented a material change in the studio/exhibition distribution model.  Fundamentally, we believe that movie-going is a convenient, affordable and attractively priced form of out-of-home entertainment, which, on an average price per patron basis, continues to compare favorably to other out-of-home entertainment alternatives, such as concerts and sporting events.

We believe that a contraction of the theatrical release window, if material, could significantly dilute the consumer appeal of the out-of-home motion picture offering.  As a result, we continue to monitor the status of the theatrical release window during our film licensing decisions.  Our discussions with several film studios lead us to believe that these studios continue to recognize the value of maintaining meaningful theatrical release windows for both distribution and exhibition companies. Consequently, we believe a further material contraction in the theatrical release window is unlikely, but should such a contraction occur we believe that it could significantly impact our business, financial condition and results of operations.

The domestic motion picture industry is in the process of converting from film-based media to electronic based media, including the distribution of feature films in a digital format rather than a 35 mm film format. There are a variety of constituencies associated with this change, which may significantly impact industry participants, including content providers, distributors, equipment providers and exhibitors. To that end, on February 12, 2007, Regal, along with AMC Entertainment, Inc. (“AMC”) and Cinemark, Inc. (“Cinemark”), formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company (‘‘DCIP’’), to explore the possibility of implementing digital cinema in our theatres and to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Travis Reid, the former president and chief executive officer of Loews Theatres, serves as the chief executive officer of DCIP and DCIP has engaged J.P. Morgan Securities Inc. to assist with the review of a business plan for digital cinema and with identifying and evaluating potential financing and capital structure alternatives. Future digital cinema developments will be managed by DCIP, subject to the approval of Regal, AMC and Cinemark. Each of Regal, AMC and Cinemark has an equal ownership interest in DCIP.

We expect to begin converting our existing theatres from 35 mm film projection to digital projection during the second half of 2008 and intend to complete the conversion of our entire circuit in approximately three to four years. DCIP is continuing to work with film studios and financial institutions to negotiate and finalize the related financing plans that would provide for a studio-financed conversion to digital projection. We remain optimistic regarding the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see continued support of 3D and IMAX film product by the major studios.

THEATRE OPERATIONS

UATC operates 604 screens in 69 theatres in 19 states as of December 27, 2007.  We primarily operate multi-screen theatres. Our multi-screen theatre complexes typically feature auditoriums ranging from 100 to 500 seats each. As a result, our theatres appeal to a diverse group of patrons because we offer a wide selection of films and convenient show times. In addition, many of our theatres feature modern amenities such as wall-to-wall screens, digital stereo surround-sound, multi-station concessions stands, computerized ticketing systems, plush stadium seating with cup holders and retractable armrests, neon-enhanced interiors and exteriors, and video game areas adjacent to the theatre lobby.

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

The following table details the number of locations and theatre screens in our theatre circuit ranked by the number of locations in each state as of December 27, 2007:

State	Locations	Number of Screens
New York	15	110
California	9	75
Mississippi	7	56
Florida	5	44
Maryland	4	46
Texas	4	45
Pennsylvania	4	28
New Jersey	3	31
Colorado	2	24
Arizona	2	21
Arkansas	2	20
Indiana	2	19
Nevada	2	18
North Carolina	2	17
Louisiana	2	16
Michigan	1	14
Virginia	1	10
Massachusetts	1	6
Georgia	1	4
Total	69	604

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

Access to Film Product.    Films are licensed from film distributors owned by major production companies and from independent film distributors that distribute films for smaller production companies. Film distributors typically establish geographic licensing zones and allocate each available film to one theatre within that zone.

In licensing zones where we are the sole exhibitor, we obtain film licenses by selecting a film from among those films being offered and negotiating directly with the distributor. In zones where there is competition, a distributor will allocate films among the exhibitors in the zone. When films are licensed under the allocation process, a distributor will select an exhibitor for each film who then negotiates film rental terms directly with the distributor.

Film Rental Fees.    Film licenses typically specify rental fees or formulas by which rental fees may be calculated. The primary formulas used are the “sliding scale” formula, a “firm term” formula and a “review or settlement”. Under a sliding scale formula, the distributor receives a percentage of the box office receipts using a pre-determined and mutually agreed upon film rental template. This formula establishes film rental predicated on box office performance and is the predominant formula used by us to calculate film rental fees. Under the firm term formula, the exhibitor and distributor agree prior to the exhibition of the film on a specified percentage of the box office receipts to be remitted to the distributor. Lastly, under the review or settlement formula, the exhibitor and distributor negotiate a percentage of the box office receipts to be remitted to the distributor upon completion of the theatrical engagement. These negotiations typically involve the use of historical settlements or past precedent.

Duration of Film Licenses.    The duration of our film licenses are negotiated with our distributors on a case-by-case basis. The terms of our license agreements depend on performance of each film. Marketable movies that are expected to have high box office admission revenues will generally have longer license terms than movies with more uncertain performance and popularity.

Relationship with Distributors.    Many distributors provide quality first-run movies to the motion picture exhibition industry.  During fiscal 2007, ten major film distributors accounted for 95% of the Company’s admissions revenues.  Six of the ten major film distributors each accounted for more than 10% of fiscal 2007 admission revenues. No single film distributor accounted for more than 20% of fiscal 2007 admissions revenues.  We license films from each of the major distributors and believe that our relationships with these distributors are good. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and popularity of films that each one distributes.

CONCESSIONS

                In addition to box office admissions revenues, we generated approximately 28.1% of our total revenues from concessions sales during fiscal 2007. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by optimizing product mix, introducing special promotions from time to time and offering employee training and incentive programs to up-sell and cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. RCI, pursuant to its management agreement, negotiates directly with manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.

COMPETITION

The motion picture industry is highly competitive. Motion picture exhibitors generally compete on the basis of the following competitive factors:

•                  ability to secure films with favorable licensing terms;

•                  availability of stadium seating, location, reputation of their theatres and seating capacity;

•                  quality of projection and sound systems at their theatres; and

•                  ability and willingness to promote the films they are showing.

                We have several hundred competitors nationwide, which vary substantially in size, from small independent exhibitors to large national chains such as AMC and Cinemark. As a result, our theatres are subject to varying degrees of competition in the regions in which they operate. Our competitors, including newly established motion picture exhibitors, may build new theatres or screens in areas in which we operate, which may result in increased competition and excess capacity in those areas. If this occurs, it may have an adverse effect on our business and results of operations.  In addition, there are markets that contain both RCI and UATC theatres.  The existence of RCI theatres in these markets could have an impact on UATC film allocation and attendance.

                We also compete with other motion picture distribution channels, including home video and DVD, cable television, broadcast television and satellite and pay-per-view services. Other technologies such as video on demand could also have an adverse effect on our business and results of operations.  Traditionally, when motion picture distributors licensed their products to the domestic exhibition industry, they refrained from licensing their motion pictures to these other distribution channels for a period of time, commonly called the theatrical release window.  We believe that the shortening of the theatrical release window over the past five to six years does not represent a material change in the studio/exhibition distribution model.   However, we believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering.  As a result, we continue to monitor the status of the theatrical release window during our film licensing decisions.   In addition, we compete for the public’s leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theatre and restaurants.

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

                We participate in a frequent moviegoer loyalty program sponsored by REG, named the Regal Crown Club®, in all of our markets. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our participating theatres. In addition, we seek to develop patron loyalty through a number of other marketing programs such as free summer children’s film series and cross-promotional ticket redemptions and promotions within local communities. We currently offer these programs only in selected markets. We plan to use these programs in markets where we believe patron loyalty can be further enhanced, and we will continue to evaluate our markets on a case-by-case basis to determine the suitability of these programs in individual regions.

MANAGEMENT INFORMATION SYSTEMS

                We make extensive use of information technology (IT) for the management of our business, our theatres, and other revenue generating operations. The revenue streams generated by attendance and concession sales are fully supported by information systems to monitor cash flow and to detect fraud and inventory shrinkage. We have implemented software and hardware solutions, which provide for enhanced capabilities and efficiency within our theatre operations.  These solutions have enabled us to sell gift cards at most major retailers, grocery stores and mass discounters and to redeem those gift cards at our theatre box offices and concession stands.  We continue to expand our ability to sell tickets remotely by using our Internet ticketing partner, Fandango.com, and by deploying self-service customer activated terminals (CATs) in appropriate theatres. The CATs can sell tickets for current and future shows and provide the capability to retrieve tickets purchased through Fandango.com.  We continue to investigate and invest in IT technologies to improve services to our patrons and provide information to our management, allowing them to operate the theatres efficiently.

                Our scheduling systems support the coordination needed to properly allocate our auditoriums between film showings and meetings and events of National CineMedia, while also ensuring that movie audiences view the intended advertising and that revenue is allocated to the appropriate business function. The scheduling systems also provide information electronically and automatically to the newspapers, which allows them to publish correct show starting times with approved advertising graphics. The sales and attendance information developed by the theatre systems is used directly for film booking and settlement as well as being the primary source of data for our financial systems.

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

EMPLOYEES

                As of February 12, 2008, we employed approximately 2,176 persons.  Film projectionists at certain of the Company’s theatres in the New York market are covered by two collective bargaining agreements. The Company considers its employee relations to be good.

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

                Our theatres must comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”) to the extent that such properties are “public accommodations” and/or “commercial facilities” as defined by the ADA. Compliance with the ADA requires that public accommodations “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. Non-

compliance with the ADA could result in the imposition of injunctive relief, fines, an award of damages to private litigants and additional capital expenditures to remedy such non-compliance.

                We believe that we are in substantial compliance with all current applicable regulations relating to accommodations for the disabled. We intend to comply with future regulations in this regard and except as set forth in Note 8 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, we do not currently anticipate that compliance will require us to expend substantial funds.

                Our theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship, consumer protection and health and sanitation requirements.  We believe that we are in substantial compliance with all of such laws.

Item 1A. RISK FACTORS

                Our substantial lease obligations could impair our financial condition.

                We have substantial lease obligations. For fiscal 2007, our total rent expense was approximately $39.4 million. As of December 27, 2007, we had total contractual cash obligations of approximately $304.4 million. For a detailed discussion of our contractual cash obligations and other commercial commitments over the next several years, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” provided in Part II, Item 7 of this Form 10-K below.

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

                Over the past decade, motion picture exhibitors have been upgrading their asset bases to an attractive megaplex format which features stadium seating, improved projection quality and superior sound systems. Generally, stadium seating found in modern megaplex theatres is preferred by patrons over slope-floored multiplex theatres, which were the predominant theatre-type built prior to 1996. As of December 27, 2007, approximately 55% of our screens were located in theatres that are sloped-floored multiplex theatres. These theatres may be more vulnerable to competition than our modern megaplex theatres, and should other theatre operators choose to build and operate modern megaplex theatres in these markets, the performance of our theatres in these markets may be significantly and negatively impacted. In addition, should other theatre operators return to the aggressive building strategies undertaken in the late 1990’s, our attendance, revenue and income from operations per screen could decline substantially.

                We depend on motion picture production and performance.

                Our ability to operate successfully depends upon the availability, diversity and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. We license first-run motion pictures, the success of which have increasingly depended on the marketing efforts of the major studios. Poor performance of, or any disruption in the production of (including by reason of a strike) these motion pictures, or a reduction in the marketing efforts of the major studios, could hurt our business and results of operations. In addition, a change in the type and breadth of movies offered by studios may adversely affect the demographic base of moviegoers.

                Development of digital technology may increase our capital expenses.

                The industry is in the process of converting film-based media to electronic based media. There are a variety of constituencies associated with this anticipated change, which may significantly impact industry participants, including content providers, distributors, equipment providers and exhibitors. Should the conversion process rapidly accelerate and the major studios not cover the cost of the conversion as expected, we may have to use cash flow from operations, cash on hand or raise additional capital to finance the conversion costs associated with this potential change. The additional capital necessary may not, however, be available to us on attractive terms, if at all. Furthermore, it is impossible to accurately predict how the roles and allocation of costs (including operating costs) between various industry participants will change if the industry changes from physical media to electronic media.

                An increase in the use of alternative film delivery methods may drive down movie theatre attendance  and reduce ticket prices.

                We also compete with other movie delivery vehicles, including cable television, downloads via the Internet, in-home video and DVD, satellite and pay-per-view services. Traditionally, when motion picture distributors licensed their products to the domestic exhibition industry, they refrained from licensing their motion pictures to these other delivery vehicles during the theatrical release window.  We believe that a material contraction of the current theatrical release window could significantly dilute the consumer appeal of the in-theatre motion picture offering, which could have a material adverse effect on our business and results of operations. We also compete for the public’s leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theatre and restaurants.

                We depend on our relationships with film distributors.

                The film distribution business is highly concentrated, with ten major film distributors accounting for 95% of our admissions revenues during fiscal 2007. Our business depends on maintaining good relations with these distributors. In addition, we are dependent on our ability to negotiate commercially favorable licensing terms for first-run films. A deterioration in our relationship with any of the ten major film distributors could affect our ability to negotiate film licenses on favorable terms or our ability to obtain commercially successful films and, therefore, could hurt our business and results of operations.

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

Item 1B. UNRESOLVED STAFF COMMENTS

As of December 27, 2007, there are no unresolved comments from the Securities and Exchange Commission staff regarding any of our periodic or current reports filed under the Exchange Act.

Item 2.  PROPERTIES

As of December 27, 2007, we operated 67 of our theatres pursuant to lease agreements and owned the land and buildings for 2 theatres. For a December 27, 2007 list of the states in which we operated theatres and the number of theatres and screens operated in each such state, please see the chart under Part I, Item 1 of this Form 10-K under the caption “Business—Theatre Operations”, which is incorporated herein by reference.

The majority of our leased theatres are subject to lease agreements with original terms of 15 to 20 years or more and, in most cases, renewal options for up to an additional 10 years. These leases provide for minimum annual rentals and the renewal options generally provide for rent increases. Some leases require, under specified conditions, further rental payments based on a percentage of revenues above specified amounts. A significant majority of the leases are net leases, which require us to pay the cost of insurance, taxes and a portion of the lessor’s operating costs.

Of the 69 owned and leased theatres, 1 theatre and nine screens is held by a corporation, owned 51% by UATC.  The remaining owned and leased theatres are held directly by UATC or its wholly owned subsidiaries.  Certain of our leased theatres are subject to sale and leaseback transactions, as further described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 12, 2008, UATC’s common stock is held entirely by the Parent.  There is no established public trading market for the Company’s common stock.  During 2005, UATC effected two cash dividends totaling approximately $32.3 million to the Parent. UATC’s ability to pay dividends is restricted by the terms of the Participation Agreement entered into in connection with the 1995 sale and leaseback transaction described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 6.  SELECTED FINANCIAL DATA

Under the reduced disclosure format permitted by General Instruction I(2) of Form 10-K for wholly owned  subsidiaries, the information otherwise required by this item has been omitted.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of UATC for the fiscal years ended December 27, 2007, December 28, 2006 and December 29, 2005. The following discussion and analysis should be read in conjunction with the consolidated financial statements of UATC and the notes thereto included elsewhere in this Form 10-K.

Overview and Basis of Presentation

As of December 27, 2007, UATC operates 604 screens in 69 theatres in 19 states with over 21 million annual attendees.  The UATC operated theatres are managed by RCI, a wholly owned subsidiary of Regal, pursuant to a management arrangement described below.  The Company primarily operates multi-screen theatres and has an average of 8.8 screens per location. Theatre operations in seven states (California, New York, Florida, Maryland, Texas, Mississippi and Pennsylvania) accounted for approximately 69.6% and 66.9% of UATC’s total theatres and screens, respectively, as of December 27, 2007 and 76.2% of UATC’s theatrical revenue for the fiscal year ended December 27, 2007.  The Company manages its business under one reportable segment: theatre exhibition operations.

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

We generate revenues primarily from admissions and concession sales. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of our theatres and vendor marketing programs.  In addition, National CineMedia provides us with a theatre access fee associated with revenues generated from its sale of on-screen advertising, rental of theatres for business meetings and concerts and other events pursuant to its arrangements with RCI (described in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K). Film rental costs depend on a variety of factors including the prospects of a film and the popularity of a film and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

As described in Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, during the year ended December 27, 2007, the Company sold its equity interest in an internet ticketing company, Fandango, Inc. (“Fandango”), for proceeds of $7.0 million.  As a result of this transaction, the Company recognized a gain on the sale of approximately $7.0 million ($4.2 million after tax).

On June 30, 2007, UATC acquired the remaining partnership interest in two of its subsidiaries for an aggregate purchase price of $1.1 million, which resulted in a loss of $0.2 million.  The loss was recorded in the accompanying consolidated statement of operations as a component of “Other, net.”

In order to provide a meaningful basis of comparing the fiscal years ended December 27, 2007, December 28, 2006 and December 29, 2005 for purposes of the following tables and discussion, the operating results for the fifty-two weeks ended December 27, 2007 (“Fiscal 2007 Period”) are compared to the fifty-two weeks ended December 28, 2006 (“Fiscal 2006 Period”) and the fifty-two weeks ended December 29, 2005 (“Fiscal 2005 Period”).

For a summary of other industry trends as well as other risks and uncertainties relevant to the Company, see “Business-Industry Overview and Trends” and “Risk Factors.”

Results of Operations

Based on our review of industry sources, national box office revenues for the time period that corresponds to UATC’s 2007 fiscal year were estimated to have increased by approximately 4-5% in comparison to the 2006 fiscal year. The industry’s success in 2007 was driven primarily by ticket price increases and also benefited from the success of top-tier films including Spider-Man 3, Transformers, Pirates of the Caribbean: At World’s End, Shrek the Third and Harry Potter & The Order of The Phoenix.

Our total revenues for the Fiscal 2007 Period was $229.1 million, consisting of $157.3 million of admissions revenues, $64.5 million from concessions revenues and $7.3 million of other operating revenues, and represented a 3.9% decrease over total revenues of $238.3 million for the Fiscal 2006 Period.

The decline in the Company’s operating results was attributable to a 9.1% decrease in attendance resulting primarily from the closure of 49 underperforming screens during the Fiscal 2007 Period.  The decline in box office revenues was partially offset by a 5.5% increase in the Fiscal 2007 Period average ticket prices per patron resulting from ongoing periodic pricing reviews (which include analysis of various factors including general inflationary trends and local market conditions) and a favorable mix of film product exhibited during the Fiscal 2007 Period.

In addition, during the Fiscal 2007 Period, we experienced growth in average concessions revenues per patron and a decline in other operating revenues. The growth in average concessions revenues per patron was primarily attributable to price increases, concession-friendly films exhibited during the Fiscal 2007 Period, such as Spider-Man 3, Transformers, Pirates of the Caribbean: At World’s End, Shrek the Third, Harry Potter & the Order of The Phoenix and Ratatouille and a favorable mix of concession products sold during the Fiscal 2007 Period.  The decrease in other operating revenues in the Fiscal 2007 Period was primarily attributable to a modification of the payment arrangement between RCI and National CineMedia, described in further detail under Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Income from operations decreased 4.8% to $10.0 million for the Fiscal 2007 Period compared to $10.5 million in the Fiscal 2006 Period. The net decrease in income from operations during the Fiscal 2007 Period was primarily attributable to the decrease in total revenues described above, coupled with an increase in the net loss on disposal and impairment of operating assets, partially offset by decreases in various operating expense items described in further detail below.  Net income increased to $11.5 million in the Fiscal 2007

Period compared to net income of $6.2 million in the Fiscal 2006 Period.  The increase in net income was primarily due to a $7.0 million gain ($4.2 million after related tax effects) resulting from transactions completed in connection with the sale of our equity interest in Fandango (see Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion) and a net increase in interest income.

                With respect to capital expenditures, due in part to the timing of certain construction projects, we expect capital expenditures to be in the range of $5.0 million to $10.0 million for fiscal 2008, consisting of expansion of existing theatre facilities, upgrades and replacements.

                Overall for the fiscal 2008 year, we expect to benefit from the impact of a 53-week fiscal year along with modest increases in ticket prices and average concessions per patron. In addition, we expect fiscal 2008 admissions and concessions revenues to be supported by our continued focus on efficient theatre operations, however, further closures of underperforming screens could offset increases in industry box office and concessions per patron. For an understanding of the significant factors that influenced our performance during the past three fiscal years, the preceding and following discussion should be read in conjunction with the consolidated financial statements and the notes thereto presented in this Form 10-K.

                The following table sets forth the percentage of total revenues represented by certain items reflected in UATC’s consolidated statements of operations for the Fiscal 2007 Period, the Fiscal 2006 Period and the Fiscal 2005 Period:

	Fiscal 2007 Period	Fiscal 2006 Period	Fiscal 2005 Period
Revenues:
Admissions	68.7%	68.8%	69.2%
Concessions	28.1	27.4	27.2
Other operating revenues	3.2	3.8	3.6

Total revenues	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	35.7	35.2	35.8
Cost of concessions	3.9	4.1	3.9
Other operating expenses	40.9	41.5	43.5
Sale and leaseback rentals	6.5	6.3	6.0
General and administrative expenses (including share-based compensation expense of $0.2 million and $2.3 million for the Fiscal 2006 Period and the Fiscal 2005 Period, respectively)	3.0	3.1	4.0
Depreciation and amortization	4.6	4.9	5.3
Net loss (gain) on disposal and impairments of operating assets	1.0	0.5	(0.7)

Total operating expenses	95.6	95.6	97.8

Income from operations	4.4%	4.4%	2.2%

Total Revenues

                The following table summarizes revenues and revenue-related data for the Fiscal 2007 Period, Fiscal 2006 Period and the Fiscal 2005 Period (in millions, except averages):

	Fiscal 2007 Period	Fiscal 2006 Period	Fiscal 2005 Period
Admissions	$157.3	$163.9	$174.7
Concessions	64.5	65.3	68.7
Other operating revenues	7.3	9.1	9.1

Total revenues	$229.1	$238.3	$252.5

Attendance	21.0	23.1	25.4
Average ticket price (1)	$7.49	$7.10	$6.88
Average concessions per patron (2)	$3.07	$2.83	$2.70

(1)  Calculated as admissions revenue/attendance.

(2)  Calculated as concessions revenue/attendance.

Revenues

Admissions

Total admissions revenues decreased $6.6 million, or 4.0%, to $157.3 million, for the Fiscal 2007 Period from $163.9 million for the Fiscal 2006 Period.  Our Fiscal 2007 Period box office results were unfavorably impacted by a 9.1% decrease in attendance resulting primarily from the closure of 49 underperforming screens during the Fiscal 2007 Period.  The decline in box office revenues was partially offset by a 5.5% increase in the Fiscal 2007 Period average ticket prices per patron resulting from ongoing periodic pricing reviews (which include analysis of various factors including general inflationary trends and local market conditions) and a favorable mix of film product exhibited during the Fiscal 2007 Period.

Total admissions revenues decreased $10.8 million, or 6.2%, to $163.9 million, for the Fiscal 2006 Period from $174.7 million for the Fiscal 2005 Period.  Our Fiscal 2006 Period box office results were unfavorably impacted by a 9.1% decrease in attendance. The decrease in attendance during the Fiscal 2006 Period compared to the Fiscal 2005 Period was primarily attributable to the closure of 62 underperforming screens during the Fiscal 2006 Period and the sale of 37 screens to another theatre operator in November 2005. The decline in admissions revenue was partially offset by the growth in the overall industry box office and a 3.2% increase in the Fiscal 2006 Period average ticket prices per patron resulting from periodic pricing reviews.  Such reviews include an analysis of various factors, including general inflationary trends and local market conditions.

Concessions

Total concessions revenues decreased $0.8 million, or 1.2%, to $64.5 million for the Fiscal 2007 Period from $65.3 million for the Fiscal 2006 Period.  The decrease in concessions revenues in the Fiscal 2007 Period was primarily due to the aforementioned Fiscal 2007 Period decrease in attendance, partially offset by a 8.5% increase in the Fiscal 2007 Period average concessions per patron  The growth in average concessions revenues per patron for the Fiscal 2007 Period was primarily attributable to price increases, concession-friendly films exhibited during the Fiscal 2007 Period, such as Spider-Man 3, Transformers, Pirates of the Caribbean: At World’s End, Shrek the Third, Harry Potter & The Order of the Phoenix and Ratatouille and a favorable mix of concession products sold during the Fiscal 2007 Period.

Total concessions revenues decreased $3.4 million, or 4.9%, to $65.3 million for the Fiscal 2006 Period from $68.7 million for the Fiscal 2005 Period.  The decrease in concessions revenues in the Fiscal 2006 Period compared to the Fiscal 2005 Period was primarily due to the aforementioned Fiscal 2006 Period decrease in attendance.   The decline in concessions revenues was partially offset by a 4.8% increase in the Fiscal 2006 Period average concessions per patron, primarily attributable to changes in our concessions product mix (including certain size changes) and increases in concession prices.  In addition, the success of certain family-oriented and concession-friendly films such as Pirates of the Caribbean: Dead Man’s Chest, X-Men 3 and Cars benefited concessions revenues for the Fiscal 2006 Period.

Other Operating Revenues

                Total other operating revenues decreased $1.8 million, or 19.8%, to $7.3 million for the Fiscal 2007 Period, from $9.1 million for the Fiscal 2006 Period.  Included in other operating revenues are the theatre access fees paid by National CineMedia, net of payments for on-screen advertising time provided to our beverage concessionaire, marketing revenues from certain of the Company’s vendor marketing programs and game revenues.  The decrease in other operating revenues in the Fiscal 2007 Period was primarily due to a modification of the payment arrangement between RCI and National CineMedia, for all on-screen and lobby advertising and event services to UATC described in further detail under Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K and to a lesser extent due to the closure of 49 underperforming screens during the Fiscal 2007 Period.

                Total other operating revenues were $9.1 million for the Fiscal 2006 Period and for the Fiscal 2005 Period. Included in other operating revenues are on-screen and lobby advertising revenues, business meetings and concert event revenues, marketing revenues from certain of the Company’s vendor marketing programs and game revenues.

Operating Expenses

The following table summarizes certain operating expenses for the Fiscal 2007 Period, Fiscal 2006 Period and the Fiscal 2005 Period (dollars in millions):

	Fiscal 2007 Period		Fiscal 2006 Period		Fiscal 2005 Period
	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs (1)	81.9	52.1	83.9	51.2	90.4	51.7
Cost of concessions (2)	9.0	14.0	9.8	15.0	10.0	14.6
Other theatre operating expenses (3)	93.7	40.9	98.9	41.5	109.8	43.5
Sale and leaseback rentals (3)	14.9	6.5	15.0	6.3	15.1	6.0
General and Administrative expenses (3)	6.9	3.0	7.5	3.1	10.1	4.0

(1)  Percentage of revenues calculated as a percentage of admissions revenues.

(2)  Percentage of revenues calculated as a percentage of concessions revenues.

(3)  Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

                Film rental and advertising costs as a percentage of admissions revenues increased to 52.1% during the Fiscal 2007 Period as compared to 51.2% in the Fiscal 2006 Period.  The increases in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2007 Period was primarily the result of a higher percentage of box office revenues generated by the top 10 films exhibited during the Fiscal 2007 Period.

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

Cost of Concessions

                During the Fiscal 2007 Period, cost of concessions as a percentage of concessions revenues decreased to 14.0% as compared to 15.0% in the Fiscal 2006 Period. The decrease in the cost of concessions as a percentage of concessions revenues during the Fiscal 2007 Period was primarily related to increases in concession prices, coupled with the mix of concession products sold during such periods.

                Cost of concessions as a percentage of concessions revenues increased to 15.0% in the Fiscal 2006 Period as compared to 14.6% in the Fiscal 2005 Period.  The increase in the cost of concessions as a percentage of concessions revenues during the Fiscal 2006 Period compared to the Fiscal 2005 Period was primarily related to a greater percentage of lower margin concession items in the overall mix of concession product sold during the Fiscal 2006 Period as compared to the Fiscal 2005 Period.

Other Theatre Operating Expenses

                Other theatre operating expenses decreased $5.2 million, or 5.3%, to $93.7 million for the Fiscal 2007 Period, from $98.9 million in the Fiscal 2006 Period.  Other theatre operating expenses as a percentage of total revenues decreased to 40.9% in the Fiscal 2007 Period as compared to 41.5% in the Fiscal 2006 Period.  The decrease in other theatre operating expenses in the Fiscal 2007 Period was primarily attributable to the closure of 49 underperforming screens during the Fiscal 2007 Period.  The decrease in other theatre operating expenses as a percentage of total revenues in the Fiscal 2007 Period was due to a reduction of certain non-rent occupancy costs and labor costs.

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

Sale and Leaseback Rentals

                Sale and leaseback expenses decreased $0.1 million, or 0.7%, to $14.9 million for the Fiscal 2007 Period, from $15.0 million in the Fiscal 2006 Period.  See Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of sale and leaseback transactions.

                Sale and leaseback expenses decreased $0.1 million, or 0.7%, to $15.0 million for the Fiscal 2006 Period, from $15.1 million for the Fiscal 2005 Period.  See Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of sale and leaseback transactions.

General and Administrative Expenses

During the Fiscal 2007 Period, general and administrative expenses decreased $0.6 million, or 8.0%, to $6.9 million, from $7.5 million in the Fiscal 2006 Period.  As a percentage of total revenues, general and administrative expenses decreased to 3.0% in the Fiscal 2007 Period from 3.1% in the Fiscal 2006 Period.   Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC.  The decrease in general and administrative expense during the Fiscal 2007 Period compared to the Fiscal 2006 Period was primarily attributable to the reduction in management fee costs incurred during the Fiscal 2007 Period resulting from the decrease in total revenues during the Fiscal 2007 Period, and to a lesser extent, the reduction in share-based compensation expense during the Fiscal 2007 Period as further described in Note 9 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

Depreciation and Amortization

                Depreciation and amortization decreased $1.1 million, or 9.5%, to $10.5 million during the Fiscal 2007 Period, from $11.6 million in the Fiscal 2006 Period.  The decrease in depreciation and amortization expense during the Fiscal 2007 Period was primarily due to the closure of 49 underperforming screens during the Fiscal 2007 Period.

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

Income from Operations

                For the Fiscal 2007 Period, income from operations totaled approximately $10.0 million, which represents a decrease of $0.5 million, or 4.8%, from $10.5 million in the Fiscal 2006 Period.  The net decrease in income from operations during the Fiscal 2007 Period was primarily attributable to a 3.9% decrease in total revenues for the Fiscal 2007 Period described above, coupled with an increase in the net loss on disposal and impairment of operating assets resulting from an increase in the recording of impairment charges during the Fiscal 2007 Period, partially offset by the decrease in other operating expenses during the Fiscal 2007 Period.

                Income from operations totaled approximately $10.5 million for the Fiscal 2006 Period, which represents an increase of $5.0 million, or 90.9%, from $5.5 million in the Fiscal 2005 Period.  The net increase in income from operations during the Fiscal 2006 Period compared to the Fiscal 2005 Period was primarily attributable to the decrease in total operating expenses, partially offset by a 5.6% decrease in total revenues for the Fiscal 2006 Period, described above and the increase in the net loss on disposal and impairment of operating assets during the Fiscal 2006 Period resulting from a net gain of $2.5 million on disposal of assets during the Fiscal 2005 Period.

Interest Income, Net

                During the Fiscal 2007 Period, net interest income increased $1.0 million to $1.6 million, from $0.6 million in the Fiscal 2006 Period.  The increase in net interest income during the Fiscal 2007 Period was primarily due to interest earned on the higher outstanding cash balance during the Fiscal 2007 Period.

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

Income Taxes

                The provision for income taxes increased $2.0 million, or 41.7%, to $6.8 million for the Fiscal 2007 Period, from $4.8 million for the Fiscal 2006 Period.  Accordingly, the effective tax rate was 37.2% and 43.6% for the Fiscal 2007 and Fiscal 2006 Periods, respectively.  The decrease in the effective tax rate was primarily attributable to the recognition of a tax benefit relative to net operating losses that had not been previously recognized.  The effective tax rate for each period reflects the impact of certain non-deductible expenses.

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

Net Income

                Net income totaled $11.5 million during the Fiscal 2007 Period, which represents an increase of $5.3 million, from $6.2 million in the Fiscal 2006 Period.  The increase in net income for the Fiscal 2007 Period was primarily attributable to a $7.0 million gain ($4.2 million after related tax effects) resulting from transactions completed in connection with the sale of our equity interest in Fandango (see Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion), coupled with an increase in interest income and a decrease in income taxes, partially offset by a decrease in operating income described above and a $0.2 million loss resulting from the purchase of the partnership interest in two of our subsidiaries during the Fiscal 2007 Period (see Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion).

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

Cash Flows

                The following table summarizes certain cash flow data for the Fiscal 2007 Period, Fiscal 2006 Period and Fiscal 2005 Period (dollars in millions):

	Fiscal 2007 Period	Fiscal 2006 Period	Fiscal 2005 Period

Net cash provided by operating activities	$12.2	$16.1	$19.4
Net cash provided by (used in) investing activities	2.5	(4.1)	9.5
Net cash used in financing activities	(4.3)	(3.8)	(32.9)
Net increase (decrease) in cash and cash equivalents	$10.4	$8.2	$(4.0)

                Fiscal 2007 Period Compared to Fiscal 2006 Period

                Net cash flows provided by operating activities decreased by approximately $3.9 million for the Fiscal 2007 Period from approximately $16.1 million for the Fiscal 2006 Period.  The net decrease in net cash flows provided by operating activities for the Fiscal 2007 Period was primarily attributable to the decrease in operating income and the increase in deferred income tax benefit of approximately $7.3 million resulting from the transactions completed between REG and National CineMedia, in connection with the IPO of NCM Inc. (see Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion), partially offset by a $5.4 million increase in changes in operating assets and liabilities  The net increase in the changes in operating assets and liabilities and other working capital items was primarily related to the timing of certain Fiscal 2007 vendor payments, income tax payments, accounts receivable and prepaid expenses.

                Net cash flows provided by investing activities were approximately $2.5 million for the Fiscal 2007 Period compared to cash flows used in investing activities of approximately $4.1 million for the Fiscal 2006 Period.  The net increase in cash flows provided by investing activities during the Fiscal 2007 Period was primarily attributable to the $7.0 million of proceeds received in connection with the sale of the Company’s equity interest in Fandango during the Fiscal 2007 Period, coupled with a decrease in capital expenditures of $1.9 million and the $0.3 million in dividends received from a partnership during the Fiscal 2007 Period, partially offset by a $1.5 million decrease in proceeds from the disposition of assets during the Fiscal 2007 Period and the $1.1 million purchase of partnership interests during the Fiscal 2007 Period.

                Net cash flows used in financing activities were approximately $4.3 million for the Fiscal 2007 Period compared to cash flows used in financing activities of approximately $3.8 million for the Fiscal 2006 Period. The net increase in cash flows used in financing activities during the Fiscal 2007 Period was primarily attributable to the decrease of $1.0 million in excess tax benefits from share based payment arrangements during the Fiscal 2007 Period, partially offset by the net decrease in the change in the related party receivable of $0.4 million during the Fiscal 2007 Period as compared to the Fiscal 2006 Period and a reduction in debt payments of $0.1 million during the Fiscal 2007 Period.

                Fiscal 2006 Period Compared to Fiscal 2005 Period

                Net cash flows provided by operating activities were approximately $16.1 million for the Fiscal 2006 Period, which represents a decrease of $3.3 million compared to $19.4 million in the Fiscal 2005 Period. Fiscal 2006 Period net cash flows generated from operating activities were impacted by several factors including an approximate $2.7 million decrease in adjustments (primarily a decrease in depreciation expense, a reduction in share-based compensation expense, a decrease in escalating rent and in deferred income tax expense, partially offset by an increase in minority interest expense and a greater loss on disposal and impairment of operating assets) to reconcile net income to cash provided by operating activities and a $3.5 million reduction of changes in operating assets and liabilities, partially offset by a $2.9 million increase in net income contributed to the net decrease in net cash provided by operating activities. The net decrease in the changes in operating assets and liabilities and other working capital items was primarily related to the timing of certain vendor payments and income tax payments (including a reclassification of excess tax benefits from share-based payment arrangements to cash flows used in financing activities discussed further in Note 9 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) and decreases in prepaid expenses and other current assets, partially offset by an increase in certain accrued expenses and other liabilities.

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

                Net cash flows used in financing activities were approximately $3.8 million for the Fiscal 2006 Period compared to cash flows used in financing activities of approximately $32.9 million for the Fiscal 2005 Period. The net decrease in cash flows used in financing activities during the Fiscal 2006 Period was primarily attributable to a decrease in cash dividends to the Parent of $32.3 million, a $2.7 million mortgage repayment during the Fiscal 2005 Period, fewer debt payments and the reclassification of excess tax benefits from share-based payment arrangements from cash flows from operating activities discussed further in Note 9 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, partially offset by the net increase in the change in the related party receivable of $7.5 million during the Fiscal 2006 Period as compared to the Fiscal 2005 Period, described further in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Liquidity and Capital Resources

                The Company’s revenues are generally collected in cash through admissions and concessions revenues. The Company’s operating expenses are primarily related to film and advertising costs, rent and occupancy, and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues and the cost of the Company’s concessions are generally paid to vendors approximately 30 days from purchase.  The Company’s current liabilities, however, generally include items that will become due within twelve months.  In addition, from time to time, we may use cash from operations to fund dividends to our Parent in excess of net income and cash flows from operating activities less cash flows from investing and financing activities.  As a result, at any given time, the Company’s balance sheet is likely to reflect a working capital deficit.

                The Company funds the cost of its capital expenditures through internally generated cash flows and cash on hand. The Company’s capital requirements have historically arisen principally in connection with retrofitting existing theatres, upgrading the Company’s theatre facilities and replacing equipment.  Should the conversion process to digital cinema rapidly accelerate and the major studios not cover the cost of the conversion as expected, we may have to incur additional capital expenditures associated with this potential change.  The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets.  The Company currently expects capital expenditures for theatre expansion, upgrading and replacements to be in the range of $5.0 million to $10.0 million in fiscal 2008. During the Fiscal 2007 Period, the Company invested an aggregate of approximately $3.7 million in capital expenditures.

                On October 11, 2005, UATC entered into a purchase and sale agreement with Boardwalk Ventures, LLC (“Boardwalk”) to sell a total of 5 theatres and 37 screens in Mississippi and Louisiana for cash in the amount of approximately $5.5 million. The disposition was completed on November 4, 2005.

                As described in Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, during the fiscal year ended December 27, 2007, the Company sold its equity interest in Fandango for proceeds of $7.0 million.  As a result of this transaction, the Company recognized a gain on the sale of approximately $7.0 million ($4.2 million after tax).

                On June 30, 2007, UATC acquired the remaining partnership interest in two of its subsidiaries for an aggregate purchase price of $1.1 million, which resulted in a loss of $0.2 million.  The loss was recorded in the accompanying consolidated statement of operations as a component of “Other, net.”

Contractual Cash Obligations and Commitments

The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases, including leases that are subject to sale and leaseback transactions, as further described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.  Other than operating leases which are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing.  As of December 27, 2007, the Company’s estimated contractual cash obligations over the next several periods are as follows (dollars in millions):

	Payments Due By Period
Contractual cash obligations	Total	Current	13-36 Months	37-60 Months	After 60 Months
Capital lease obligations, including interest (1)	$3.0	$0.3	$0.7	$0.7	$1.3
Operating leases (2)	301.4	38.9	76.3	64.6	121.6
Total contractual cash obligations	$304.4	$39.2	$77.0	$65.3	$122.9

(1)                                  The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of December 27, 2007.  Future interest payments are calculated based on interest rates implicit in the underlying leases, which have an interest rate of 10.0%, maturing in 2016. Refer to Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our capital lease obligations.

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

We believe the following accounting policies are critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•                  Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” specifies that goodwill and indefinite-lived intangible assets will be subject to an annual impairment assessment. Based on our annual impairment assessment conducted during fiscal 2007, fiscal 2006 and fiscal 2005, we were not required to record a charge for goodwill impairment. In assessing the recoverability of the goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods.

•                  We estimate our film cost expense and related film cost payable based on management’s best estimate of the expected box office revenue of each film over the length of its run in our theatres and the ultimate settlement of such film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically “settled” within two to three months of a particular film’s opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. The ultimate revenues of a film can be estimated reasonably accurately within a few weeks after the film is released based on the film’s initial box office performance, which is determined by a film’s initial box office receipts. As a result, there are typically insignificant variances between our estimates of film cost expense and the final film cost payable, because we make such estimates based on each film’s box office receipts through the end of the reporting period. For the fiscal years ended December 27, 2007, December 28, 2006 and December 29, 2005, there were no significant changes in our film cost estimation and settlement procedures.

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

For the fiscal years ended December 27, 2007, December 28, 2006 and December 29, 2005, no significant changes have been made to the depreciation and amortization rates applied to operating assets, the underlying assumptions related to estimates of depreciation and amortization, or the methodology applied. For the fiscal year ended December 27, 2007, consolidated depreciation and amortization expense was $10.5 million, representing 4.6% of consolidated total revenues. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation and amortization expense would have decreased by approximately $0.8 million or 7.6%. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation and amortization expense would have increased by approximately $0.9 million or 8.6%.

•                  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance if it is deemed more likely than not that our deferred income tax assets will not be realized. We reassess the need for such valuation allowance on an ongoing basis. An increase in the valuation allowance generally results in an increase in the provision for income taxes recorded in such period. With the exception of valuation allowances recorded relative to pre-acquisition periods, decreases in the valuation allowance generally result in a decrease in the provision for income taxes. Should we ultimately realize a benefit from tax assets in excess of the amount recorded that relates to pre-acquisition periods, goodwill would be reduced to the extent of such excess or recorded goodwill, as appropriate.

Additionally, income tax rules and regulations are subject to interpretation, require judgment by us and may be challenged by the tax authorities. As described further in Note 7 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, effective December 29, 2006, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). Although we believe that our tax return positions are fully supportable, in accordance with FIN 48, we recognize a tax benefit only for tax positions that we determine will more likely than not be sustained based on the technical merits of the tax position.  With respect to such tax positions for which recognition of a benefit is appropriate, the benefit is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  Tax positions are evaluated on an ongoing basis as part of our process for determining our provision for income taxes. Among other items deemed relevant by us, the evaluations are based on new legislation, other new technical guidance, judicial proceedings, and our specific circumstances, including the progress of tax audits. With the exception of tax benefits realized relative to changes in pre-acquisition uncertain tax positions, any change in the determination of the amount of tax benefit recognized relative to an uncertain tax position impacts the provision for income taxes in the period that such determination is made.

For the fiscal year ended December 27, 2007, our provision for income taxes was $6.8 million. Changes in management’s estimates and assumptions regarding the probability that certain tax return positions will be sustained, the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could impact the provision for income taxes and change the effective tax rate.  A one percentage point change in the effective tax rate from 37.2% to 38.2% would have increased the current year income tax provision by approximately $0.2 million.

Quarterly Results

                The following tables set forth selected unaudited quarterly results for the eight quarters ended December 27, 2007. The quarterly financial data as of each period presented below have been derived from UATC’s unaudited condensed consolidated financial statements for those periods. Results for these periods are not necessarily indicative of results for the full year. The quarterly financial data should be read in conjunction with the consolidated financial statements of UATC and notes thereto included elsewhere in this Form 10-K.

(In millions)	Dec. 27, 2007	Sept. 27, 2007	June 28, 2007	March 29, 2007	Dec. 28, 2006	Sept. 28, 2006	June 29, 2006	March 30, 2006
Total revenues	$50.4	$65.9	$58.6	$54.2	$57.7	$61.6	$63.2	$55.8
Income (loss) from operations	(0.5)	6.8	2.4	1.3	2.9	2.3	3.8	1.5
Net income	0.4	4.4	5.8	0.9	1.4	1.5	2.4	0.9

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                UATC’s market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates.  As of December 27, 2007, the Company maintained no debt obligations bearing floating interest rates.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors
United Artists Theatre Circuit, Inc.:

                Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

                Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of such controls as of December 27, 2007. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that the Company’s internal control over financial reporting is effective as of December 27, 2007.

                This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

/s/ MICHAEL L. CAMPBELL	/s/ AMY E. MILES
Michael L. Campbell	Amy E. Miles
President (Principal Executive Officer)	Vice President and Treasurer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

United Artists Theatre Circuit, Inc.:

                We have audited the accompanying consolidated balance sheets of United Artists Theatre Circuit, Inc. and subsidiaries as of December 27, 2007 and December 28, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 27, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of  United Artists Theatre Circuit, Inc. and subsidiaries as of December 27, 2007 and December 28, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 27, 2007, in conformity with U.S. generally accepted accounting principles.

                As discussed in Notes 2 and 9 to the consolidated financial statements, effective December 30, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(revised), Share-Based Payment. As discussed in Note 7 to the consolidated financial statements, effective December 29, 2006, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ KPMG LLP

Nashville, Tennessee

March 12, 2008

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in millions, except share data)

	December 27, 2007	December 28, 2006
Assets
Current assets:
Cash and cash equivalents	$50.1	$39.7
Receivables, net	1.6	3.3
Prepaid expenses, concession inventory and other current assets	0.8	0.9
Deferred income tax asset	0.4	—
Total current assets	52.9	43.9
Property and equipment:
Land	3.3	3.3
Buildings, leasehold improvements and equipment	130.8	134.2
Total property and equipment	134.1	137.5
Accumulated depreciation and amortization	(69.3)	(63.9)
Total property and equipment, net	64.8	73.6
Goodwill	7.1	36.4
Other non-current assets	0.2	0.4
Total assets	$125.0	$154.3
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$13.0	$11.4
Accrued expenses	6.2	8.0
Deferred income tax liability	—	0.5
Current portion of debt obligations	0.2	0.1
Total current liabilities	19.4	20.0
Other non-current liabilities	2.6	3.2
Non-current deferred revenue	25.8	—
Long-term debt	1.8	2.0
Deferred income tax liability	18.6	52.3
Total liabilities	68.2	77.5
Minority interest	0.7	1.9
Stockholder’s equity
Preferred stock, $1.00 par value; 500,000 shares authorized, no shares issued and outstanding at December 27, 2007 and December 28, 2006, respectively	—	—
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at December 27, 2007 and December 28, 2006, respectively	—	—
Additional paid-in capital	93.2	92.8
Retained earnings	18.4	6.9
Related party receivables	(55.5)	(24.8)
Total stockholder’s equity	56.1	74.9
Total liabilities and stockholder’s equity	$125.0	$154.3

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

(Amounts in Millions)

	Year Ended December 27, 2007	Year Ended December 28, 2006	Year Ended December 29, 2005
Revenues:
Admissions	$157.3	$163.9	$174.7
Concessions	64.5	65.3	68.7
Other operating revenue	7.3	9.1	9.1
Total revenues	229.1	238.3	252.5

Operating expenses:
Film rental and advertising costs	81.9	83.9	90.4
Cost of concessions	9.0	9.8	10.0
Other operating expenses	93.7	98.9	109.8
Sale and leaseback rentals	14.9	15.0	15.1
General and administrative expenses (including share-based compensation expense of $0.2 million and $2.3 million for the years ended December 28, 2006 and December 29, 2005, respectively)	6.9	7.5	10.1
Depreciation and amortization	10.5	11.6	13.3
Net loss (gain) on disposal and impairment of operating assets	2.2	1.1	(1.7)
Total operating expenses	219.1	227.8	247.0

Income from operations	10.0	10.5	5.5

Other expense (income):
Interest income, net	(1.6)	(0.6)	(0.1)
Gain on sale of Fandango interest	(7.0)	—	—
Minority interest in earnings (loss) of consolidated subsidiaries	0.1	0.1	(0.2)
Other, net	0.2	—	—
Total other expense (income), net	(8.3)	(0.5)	(0.3)
Income before income taxes	18.3	11.0	5.8
Provision for income taxes	6.8	4.8	2.5
Net income	$11.5	$6.2	$3.3

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity and Comprehensive Income

(Amounts in Millions)

	Preferred stock	Common stock	Additional paid-in capital	Deferred stock compensation	Retained earnings/ (accumulated deficit)	Intercompany and Related party receivable	Total stockholder’s equity
	$	$	$	$	$	$	$
Balances at December 30, 2004	—	—	120.8	(3.1)	(2.6)	(22.3)	92.8
Net income and comprehensive income	—	—	—	—	3.3	—	3.3
Dividends to Parent	—	—	(32.3)	—	—	—	(32.3)
Amortization of deferred stock compensation	—	—	—	2.3	—	—	2.3
Tax benefit from exercise of stock options	—	—	3.5	—	—	—	3.5
Change in related party receivable	—	—	—	—	—	2.5	2.5
Balances at December 29, 2005	—	—	92.0	(0.8)	0.7	(19.8)	72.1
Net income and comprehensive income	—	—	—	—	6.2	—	6.2
Adoption of SFAS No. 123R	—	—	(0.8)	0.8	—	—	—
Share-based compensation expense	—	—	0.2	—	—	—	0.2
Tax benefit from exercise of stock options	—	—	1.4	—	—	—	1.4
Change in related party receivables	—	—	—	—	—	(5.0)	(5.0)
Balances at December 28, 2006	—	—	92.8	—	6.9	(24.8)	74.9
Net income and comprehensive income	—	—	—	—	11.5	—	11.5
Tax benefit from exercise of stock options	—	—	0.4	—	—	—	0.4
Change in related party receivables	—	—	—	—	—	(30.7)	(30.7)
Balances at December 27, 2007	$—	$—	$93.2	$—	$18.4	$(55.5)	$56.1

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in Millions)

	Year ended December 27, 2007	Year ended December 28, 2006	Year ended December 29, 2005
Cash flow from operating activities:
Net income	$11.5	$6.2	$3.3
Adjustments to reconcile net income to cash provided by operating activities:
Effect of leases with escalating minimum annual rentals	(0.4)	(0.1)	0.2
Depreciation and amortization	10.5	11.6	13.3
Share-based compensation expense	—	0.2	2.3
Net loss (gain) on disposal and impairment of operating assets	2.2	1.1	(1.7)
Gain on sale of Fandango interest	(7.0)	—	—
Net loss on purchase of partnership interests	0.2	—	—
Minority interest in earnings (loss) of consolidated subsidiaries	0.1	0.1	(0.2)
Deferred income tax (benefit) expense	(4.2)	3.1	4.8
Change in operating assets and liabilities (excluding effects of acquisition and dispositions):
Receivables	1.7	(1.7)	0.3
Prepaid expenses and concession inventory	0.1	—	1.7
Other assets	—	0.3	0.4
Accounts payable	1.6	(4.2)	(1.9)
Deferred revenue	(0.2)	—	—
Accrued expenses and other liabilities	(3.9)	(0.5)	(3.1)
Net cash provided by operating activities	12.2	16.1	19.4
Cash flow from investing activities:
Capital expenditures	(3.7)	(5.6)	(5.5)
Proceeds from disposition of fixed assets, net	—	1.5	15.0
Purchase of partnership interests, net of cash acquired	(1.1)	—	—
Proceeds from the sale of Fandango interest	7.0	—	—
Dividends received from partnership	0.3	—	—
Net cash provided by (used in) investing activities	2.5	(4.1)	9.5
Cash flow from financing activities:
Debt payments	(0.1)	(0.2)	(0.4)
Decrease (increase) in related party receivables	(4.6)	(5.0)	2.5
Payment of mortgage	—	—	(2.7)
Dividend to Parent	—	—	(32.3)
Excess tax benefit from share-based payment arrangements	0.4	1.4	—
Net cash used in financing activities	(4.3)	(3.8)	(32.9)
Net increase (decrease) in cash and cash equivalents	10.4	8.2	(4.0)
Cash and cash equivalents:
Beginning of period	39.7	31.5	35.5
End of period	$50.1	$39.7	$31.5

Supplemental cash flow information:
Cash paid for interest	$0.2	$0.1	$0.2
Cash paid for income taxes, net of refunds received	$0.6	$0.5	$0.3

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 27, 2007

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

                UATC operates 604 screens in 69 theatres in 19 states as of December 27, 2007. As of December 28, 2006, UATC operated 653 screens in 75 theatres in 19 states. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.

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

                During the year ended December 27, 2007, the Company sold its equity interest in Fandango, Inc. (“Fandango”) for proceeds of $7.0 million.  As a result of this transaction, the Company recognized a gain on the sale of approximately $7.0 million ($4.2 million after tax).

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

Anschutz controls approximately 78.0% of the combined voting power of Regal’s outstanding common stock and, therefore, has the ability to direct the election of members of Regal’s board of directors and to determine the outcome of other matters submitted to the vote of Regal’s stockholders. Because Anschutz controls Regal, the Company’s Parent and sole stockholder, it has the ability to control the Company.

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

Revenue Recognition

                Revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit card at the point of sale. Other operating revenues consist primarily of product advertising (including vendor marketing programs) and other ancillary revenues which are recognized as income in the period earned. The Company recognizes payments received attributable to the marketing and advertising services provided by the Company under certain vendor programs as revenue in the period in which the related impressions are delivered. Such impressions are measured by the concession product sales volume, which is a mutually agreed upon proxy of attendance and reflects the Company’s marketing and advertising services delivered to its vendors. The Company recognizes revenue associated with gift certificates and advanced ticket sales at such time as the items are redeemed.

Cash Equivalents

The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents.  At December 27, 2007, the Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

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

The Company capitalizes the cost of computer equipment, system hardware and purchased software ready for service. During the years ended December 27, 2007 and December 28, 2006, the Company capitalized approximately $0.3 million and $0.7 million of such costs, which were associated primarily with (i) new point-of-sale devices at the Company’s box offices and concession stands, (ii) new ticketing kiosks, and (iii) computer hardware and software purchased for the Company’s theater locations. The Company also capitalizes certain direct external costs associated with software we develop for internal use after the preliminary software project stage is completed and Company management has authorized further funding for a software project and it is deemed probable of completion. We capitalize these external software development costs only until the point at which the project is substantially complete and the software is ready for its intended purpose.

The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Buildings	20-30 years
Equipment	3-20 years
Leasehold improvements	Lesser of term of lease or asset life
Computer equipment and software	3-5 years

Included in property and equipment is $2.0 million and $2.1 million of assets accounted for under capital leases as of December 27, 2007 and December 28, 2006, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

Goodwill

The changes in the carrying amount of goodwill for the years ended December 27, 2007 and December 28, 2006 are as follows (in millions):

	Year Ended December 27, 2007	Year Ended December 28, 2006
Balance at beginning of year	$36.4	$36.4
Adjustments related to recognition of deferred tax assets of UATC	(29.3)	—
Balance at end of year	$7.1	$36.4

Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company has identified its reporting units to be the designated market areas in which the Company conducts its theatre operations.  The fair value of the Company’s identified reporting units were estimated using the expected present value of associated future cash flows and market values of the underlying theatres within each reporting unit.  The Company’s annual goodwill impairment assessments for the years ended December 27, 2007 and December 28, 2006 indicated that the fair value of its reporting units exceeded their carrying value and therefore, goodwill was not deemed to be impaired.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable.  The Company generally evaluates assets for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows.  If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the assets, the Company recognizes an impairment charge in the amount by which the carrying value of the assets exceeds their fair market value. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose.  This analysis resulted in the recording of impairment charges of $1.3 million, $0.2 million and $0.8 million for the years ended December 27, 2007, December 28, 2006 and December 29, 2005, respectively.

Leases

The majority of the Company’s operations are conducted in premises occupied under non-cancelable lease agreements with initial base terms ranging generally from 15 to 20 years. The Company, at its option, can renew a substantial portion of the leases at defined or then fair rental rates for various periods. Certain leases for Company theatres provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property. Also, certain leases contain escalating minimum rental provisions.  There are no conditions imposed upon us by our lease agreements or by parties other than the lessor that legally obligate the Company to incur costs to retire assets as a result of a decision to vacate our leased properties. None of our lease agreements require us to return the leased property to the lessor in its original condition (allowing for normal wear and tear) or to remove leasehold improvements at our cost.

                The Company accounts for leased properties under the provisions of SFAS No. 13, “Accounting for Leases” (“SFAS 13”) and other authoritative accounting literature. SFAS 13 requires that the Company evaluate each lease for classification as either a capital lease or an operating lease. The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. As to those arrangements that are classified as capital leases, the Company records property under capital leases and a capital lease obligation in an amount equal to the lesser of the present value of the minimum lease payments to be made over the life of the lease at the beginning of the lease term, or the fair value of the leased property. The property under capital lease is amortized on a straight-line basis as a charge to expense over the lease term, as defined, or the economic life of the leased property, whichever is less. During the lease term, as defined, each minimum lease payment is allocated between a reduction of the lease obligation and interest expense so as to produce a constant periodic rate of interest on the remaining balance of the lease obligation. The Company does not believe that exercise of the renewal options in its leases are reasonably assured at the inception of the lease agreements because our leases: (i) provide for either (a) renewal rents based on market rates or (b) renewal rents that equal or exceed the initial rents, and (ii) do not impose economic penalties upon our determination whether or not to exercise the renewal option. As a result, there are not sufficient economic incentives at the inception of our leases, in our view, to consider that our lease renewal options are reasonably assured of being exercised and therefore, we generally consider the initial base term as the lease term under SFAS No. 13.

The Company records rent expense for its operating leases with contractual rent increases in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” on a straight-line basis from the “lease commencement date” as specified in the lease agreement until the end of the base lease term.

For leases in which the Company is involved with construction of the theatre, the Company accounts for the lease during the construction period under the provisions of Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction.” The landlord is typically responsible for constructing a theatre using guidelines and specifications agreed to by the Company and assumes substantially all of the risk of construction. In accordance with EITF 97-10, if the Company concludes that it has substantially all of the construction period risks, it records a construction asset and related liability for the amount of total project costs incurred during the construction period. Once construction is completed, the Company considers the requirements under SFAS No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate: Sales-Type Leases of Real Estate; Definition of the Lease Term; and Initial Direct Costs of Direct Financing Leases” (“SFAS No. 98”), for sale-leaseback treatment, and if the arrangement does not meet such requirements, it records the project’s construction costs funded by the landlord as a financing obligation. The obligation is amortized over the financing term based on the payments designated in the contract.

In accordance with FASB Staff Position 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP13-1”), we expense rental costs incurred during construction periods for operating leases as such costs are incurred. For rental costs incurred during construction periods for both operating and capital leases, the “lease commencement date” is the date at which we gain access to the leased asset. Historically, and for the fiscal years ended December 27, 2007, December 28, 2006 and December 29, 2005, these rental costs have not been significant to our consolidated financial statements.

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

Additionally, income tax rules and regulations are subject to interpretation, require judgment by the Company and may be challenged by the taxation authorities. As described further in Note 7—“Income Taxes,” effective December 29, 2006, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). In accordance with FIN 48, the Company recognizes a tax benefit only for tax positions that are determined to be more likely than not sustainable based on the technical merits of the tax position.  With respect to such tax positions for which recognition of a benefit is appropriate, the benefit is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  Tax positions are evaluated on an ongoing basis as part of the Company’s process for determining the provision for income taxes.

Deferred Revenue

Deferred revenue relates primarily to the amount we received for agreeing to the existing exhibitor service agreement (“ESA”) modification described in Note 5—“Related Party Transactions.” The amount we received for agreeing to the ESA modification will be amortized to advertising revenue over the 30 year term of the agreement following the units of revenue method as described in Note 5—“Related Party Transactions.”

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

Loyalty Program

Members of the Regal Crown Club earn credits for each dollar spent at one of our theatres and earn concession or ticket awards based on the number of credits accumulated. The Company’s accounting policy for the loyalty program is based on the guidance provided for Issue 1 in EITF Issue No. 00-22. Because we believe that the value of the awards granted to our Regal Crown Club members is insignificant in relation to the value of the transactions necessary to earn the award, the Company records the estimated incremental cost of providing awards under our Regal Crown Club loyalty program at the time the awards are earned. Historically, and for the fiscal years ended December 27, 2007, December 28, 2006 and December 29, 2005, the costs of these awards have not been significant to our consolidated financial statements.

Advertising and Start-Up Costs

The Company expenses advertising costs as incurred.  Start-up costs associated with a new theatre are also expensed as incurred.

Stock-Based Compensation

As described in Note 9—“Capital Stock and Share-Based Compensation,” effective December 30, 2005, we adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123R”) utilizing the modified prospective approach. Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the  estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. Prior to the adoption of SFAS 123R, we accounted for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants when the exercise price equaled the fair value of common stock on the date of grant.

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

Segments

As of December 27, 2007, December 28, 2006 and December 29, 2005, UATC managed its business under one reportable segment —theatre exhibition operations.

Comprehensive Income

Net income and comprehensive income were the same for all years presented.

Reclassifications

Certain reclassifications have been made to the 2005 and 2006 consolidated financial statements to conform to the 2007 presentation.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS 159 will be effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted if all of the requirements of SFAS 157 are adopted. The adoption of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method).  SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The Company is evaluating the adoption of SFAS 141(R) and its impact on the Company’s consolidated financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.  The Company is evaluating the adoption of SFAS 160 and its impact on the Company’s consolidated financial position, cash flows and results of operations.

(4)      Debt Obligations

Debt obligations are summarized as follows (amounts in millions):

	December 27, 2007	December 28, 2006
Debt obligations (a)	$2.0	$2.1
Less current portion	(0.2)	(0.1)
Long-term debt	$1.8	$2.0

(a)	Debt obligations include $2.0 million and $2.1 million of capital lease obligations as of December 27, 2007 and December 28, 2006, which have an interest rate of 10.0%, maturing in 2016.

In September 2005, UATC repaid the $2.7 million mortgage collateralized by land and building resulting from the sale of a theatre property located in Staten Island, NY.

The aggregate annual maturities of debt obligations are as follows (amounts in millions):

2008	$0.3
2009	0.3
2010	0.4
2011	0.3
2012	0.4
Thereafter	1.3
3.0
Less interest on capital leases	(1.0)
Totals	$2.0

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

RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the years ended December 27, 2007, December 28, 2006 and December 29, 2005, UATC recorded management fee expenses of approximately $6.9 million, $7.1 million and $7.6 million, respectively, related to this arrangement.  Such fees have been recorded in the accompanying consolidated statements of operations as a component of “General and Administrative” expenses.

Pursuant to the Company’s management agreement with RCI, RCI, through an agreement with National CineMedia, LLC (“National CineMedia”), provides all on-screen and lobby advertising and event services to UATC.  UATC receives a net fee for the use of its theatres for such advertising and event services that is recorded in other revenue and totaled $0.7 million, $2.0 million and $1.5 million in the years ended December 27, 2007, December 28, 2006 and December 29, 2005, respectively.

As of December 27, 2007, the Company’s related party receivables totaled approximately $55.5 million, which represents an increase of $30.7 million from $24.8 million as of December 28, 2006. The increase in these receivables was due primarily to the transactions completed between REG and National CineMedia in connection with the initial public offering, or IPO, of National CineMedia Inc.’s (“NCM Inc.”) common stock (which resulted in a $26.1 million increase in related party receivables and a corresponding increase in non-current deferred revenue) and to a lesser extent, the timing of the intercompany cash collections and disbursements, as described above.

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

(6)      Leases

The Company accounts for a majority of its leases as operating leases. The Company, at its option, can renew a substantial portion of the leases at defined or then fair rental rates for various periods. Certain leases for Company theatres provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property. Also, certain leases contain escalating minimum rental provisions that have been accounted for on a straight-line basis over the initial term of the leases.  Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of December 27, 2007, are summarized for the following fiscal years:

(In Millions)
2008	$38.9
2009	38.9
2010	37.4
2011	33.8
2012	30.8
Thereafter	121.6

                Rent expense, including sale and leaseback rentals of $14.9 million, $15.0 million and $15.1 million, for the years ended December 27, 2007, December 28, 2006 and December 29, 2005, under such operating leases amounted to $39.4 million, $40.6 million and $44.5 million for the years ended December 27, 2007, December 28, 2006 and December 29, 2005, respectively. Contingent rent expense was $1.3 million, $1.1 million and $1.1 million for the years ended December 27, 2007, December 28, 2006 and December 29, 2005, respectively.

Sale-Leaseback Transactions

The Company has historically entered into sale and leaseback transactions whereby owned properties were sold and leased back under operating leases. The minimum rentals for these operating leases are included in the table above.

In December 1995, UATC entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of December 27, 2007, 12 theaters were subject to the sale leaseback transaction and approximately $46.9 million in principal amount of pass-through certificates were outstanding.

(7)      Income Taxes

The components of the provision for income taxes for income from operations for each of the fiscal years were as follows (in millions):

	Year Ended December 27, 2007	Year Ended December 28, 2006	Year Ended December 29, 2005
Federal:
Current	$10.6	$1.4	$(1.9)
Deferred	(4.5)	2.6	4.0
Total Federal	6.1	4.0	2.1
State:
Current	0.4	0.3	(0.4)
Deferred	0.3	0.5	0.8
Total State	0.7	0.8	0.4
Total income tax provision	$6.8	$4.8	$2.5

During the years ended December 27, 2007, December 28, 2006 and December 29, 2005 a current tax benefit of $0.4 million, $1.4 million and $3.5 million, respectively, was allocated directly to stockholder’s equity for the exercise of stock options.

The reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows (in millions):

	Year Ended December 27, 2007	Year Ended December 28, 2006	Year Ended December 29, 2005
Provision calculated at federal statutory income tax rate	$6.4	$3.8	$2.0
State and local income taxes, net of federal benefit	0.8	0.5	0.3
Disallowed loss	—	—	0.3
True-up provision to return	—	0.4	—
Minority interest	(0.1)	—	(0.1)
Other	(0.3)	0.1	—
Total income tax provision	$6.8	$4.8	$2.5

Significant components of the Company’s net deferred tax liability consisted of the following at (in millions):

	December 27, 2007	December 28, 2006
Deferred tax assets:
Net operating loss carryforward	$27.2	$28.1
Excess of tax basis over book basis of fixed assets	15.8	14.3
Accrued expenses	0.9	1.2
Deferred revenue	10.5	—
Other	0.1	—
Total deferred tax assets before valuation allowance	54.5	43.6
Valuation allowance	(2.8)	(28.1)
Total deferred tax assets after valuation allowance	51.7	15.5
Deferred tax liabilities:
Deferred gain on sale of theatres	(42.1)	(45.1)
Excess of book basis over tax basis of intangible assets	(27.8)	(22.6)
Other	—	(0.6)
Total deferred tax liabilities	(69.9)	(68.3)
Net deferred tax liability	$(18.2)	$(52.8)

As of December 27, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $63.2 million with expiration commencing during 2012. The Company’s net operating loss carryforwards were generated by the predecessor entities of UATC. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, the Company’s ability to utilize the net operating losses may be impaired as a result of the “ownership change” limitations.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets totaling $2.8 million and $28.1 million at December 27, 2007 and December 28, 2006 respectively, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. The valuation allowance primarily relates to pre-acquisition deferred tax assets of UATC. Accordingly, future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize pre-acquisition deferred tax assets will reduce goodwill related to the acquisition of UATC.  During the fiscal year ended December 27, 2007, based on the historical earnings of the Company and updated projections for future income, management determined that the Company would more likely than not realize certain pre-acquisition deferred tax assets of the Company.  Accordingly, the valuation allowance associated with such pre-acquisition deferred tax assets and goodwill were reduced by $25.3 million during the year ended December 27, 2007.

Effective December 29, 2006, the Company adopted the provisions of FIN 48.  Relative to the implementation of FIN 48, the Company did not adjust any income tax accounts.

As of December 27, 2007, the Company had no unrecognized tax benefits. The Company does not believe that its gross unrecognized tax benefits will change within the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of December 27, 2007, the Company had not accrued any interest or penalties associated with unrecognized tax benefits.

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

 (8)      Litigation and contingencies

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

 (9)      Capital Stock and Share Based Compensation

Common and Preferred Stock

UATC is authorized to issue 1,000 shares of its $1.00 par value common stock, of which 100 shares are issued and outstanding at December 27, 2007, and are all held by the Parent.  At December 27, 2007, the Company has 500,000 shares of preferred stock authorized with none issued.

Share Based Compensation

Effective December 30, 2005, Regal and the Company adopted SFAS 123R utilizing the modified prospective approach. Prior to the adoption of SFAS 123R, we accounted for stock option grants in accordance with APB 25 (the intrinsic value method), and accordingly, recognized no compensation expense for those stock options having an exercise price equal to the market value of Regal’s Class A common stock on the date of the grant.

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

During the year ended December 28, 2006 and December 29, 2005, the Company recognized approximately $0.2 million and $2.3 million of share-based compensation expense related to stock options.  Such expense is presented as a component of general and administrative expenses for the year ended December 28, 2006 and December 29, 2005.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  Prior to adoption of SFAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS 123R, we are required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes.  For the year ended December 27, 2007 and December 28, 2006, our consolidated statement of cash flows reflects $0.4 million and $1.4 million of excess tax benefits as financing cash flows, respectively.

(10)      Employee Benefits Plan

REG sponsors an employee benefit plan, the Regal Entertainment Group 401(k) Profit Sharing Plan (the “Plan”), under section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees of UATC.  The Plan provides that participants may contribute up to 50% of their compensation, subject to Internal Revenue Service limitations.  The Plan currently matches an amount equal to 100% of the first 3% of the participant’s contributions and 50% of the next 2% of the participant’s contributions.  Employee contributions are invested in various investment funds based upon elections made by the employee.

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

Long term obligations, excluding capital lease obligations:

The fair value of the Company’s debt obligations were based on recent financing transactions for similar debt issuances and the carrying amounts approximate the fair value.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

                We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 27, 2007, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 27, 2007, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting is included in Part II, Item 8, on page 26 of this Form 10-K, which is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 27, 2007  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDECE

Under the reduced disclosure format permitted by General Instruction I(2) of Form 10-K for wholly owned subsidiaries, the information otherwise required by this item has been omitted.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors

KPMG, LLP served as our independent auditors for the fiscal years ended December 27, 2007 and December 28, 2006.  For such fiscal years we paid fees for services from KPMG as discussed below.

•                                          Audit Fees. The aggregate fees billed for professional services rendered by KPMG for the audit of our annual financial statements included in our Form 10-K and the review of the financial statements included in our Forms 10-Q were approximately $94,050 for the fiscal year ended December 27, 2007 and $117,300 for the fiscal year ended December 28, 2006.

•                                          Audit-Related Fees. The Company did not incur any aggregate fees for professional services rendered by KPMG for assurances and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended December 27, 2007 and for the fiscal year ended December 28, 2006.

•                                          Tax Fees. The Company did not incur any aggregate fees billed for professional services rendered by KPMG related to federal and state tax compliance, tax advice and tax planning for the fiscal year ended December 27, 2007 and for the fiscal year ended December 28, 2006. All of these services are permitted non-audit services.

•                                          All Other Fees. The Company did not incur any aggregate fees for all other services rendered by KPMG for the fiscal year ended December 27, 2007 and for the fiscal year ended December 28, 2006.

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

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm - Consolidated Financial Statements

UATC’s Consolidated Balance Sheets as of December 27, 2007 and December 28, 2006

UATC’s Consolidated Statements of Operations for the fiscal years ended December 27, 2007, December 28, 2006 and December 29, 2005

UATC’s Consolidated Statements of Stockholder’s Equity and Comprehensive Income for the fiscal years ended December 27, 2007, December 28, 2006 and December 29, 2005

UATC’s Consolidated Statements of Cash Flows for the fiscal years ended December 27, 2007, December 28, 2006 and December 29, 2005

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

UNITED ARTISTS THEATRE CIRCUIT, INC.

March 12, 2008	By:	/s/ MICHAEL L. CAMPBELL
Michael L. Campbell
President

                Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. CAMPBELL	President and Chairman of the Board	March 12, 2008
Michael L. Campbell	(Principal Executive Officer)

/s/ AMY E. MILES	Director, Vice President and Treasurer	March 12, 2008
Amy E. Miles	(Principal Financial Officer and Principal Accounting Officer)

/s/ GREGORY W. DUNN	Director	March 12, 2008
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