Form 10-Q
period 2008-03-27
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2008-05-12
CIK 889570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2008

Commission file number: 033-49598

UNITED ARTISTS THEATRE CIRCUIT, INC.

(Exact name of registrant as Specified in its Charter)

Maryland	13-1424080
(State or Other Jurisdiction of Incorporation or Organization)	(Internal Revenue Service Employer Identification Number)

7132 Regal Lane
Knoxville, TN	37918
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 865-922-1123

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐   No ☒

The number of shares outstanding of $1.00 par value common stock at May 12, 2008 was 100 shares.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(Amounts in millions, except share data)

	March 27, 2008	December 27, 2007
Assets
Current assets:
Cash and cash equivalents	$42.4	$50.1
Receivables, net	0.5	1.6
Prepaid expenses, concession inventory and other current assets	4.4	0.8
Deferred income tax asset	0.3	0.4
Total current assets	47.6	52.9
Property and equipment:
Land	3.3	3.3
Buildings, leasehold improvements and equipment	131.8	130.8
Total property and equipment	135.1	134.1
Accumulated depreciation and amortization	(71.8)	(69.3)
Total property and equipment, net	63.3	64.8
Goodwill	7.1	7.1
Other non-current assets	0.2	0.2
Total assets	$118.2	$125.0
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$8.1	$13.0
Accrued expenses	4.7	6.2
Current portion of debt obligations	0.2	0.2
Total current liabilities	13.0	19.4
Other non-current liabilities	2.4	2.6
Non-current deferred revenue	25.7	25.8
Long-term debt	1.8	1.8
Deferred income tax liability	19.4	18.6
Total liabilities	62.3	68.2
Minority interest	0.3	0.7
Stockholder’s equity
Preferred stock, $1.00 par value; 500,000 shares authorized, no shares issued and outstanding at March 27, 2008 and December 27, 2007, respectively	—	—
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at March 27, 2008 and December 27, 2007, respectively	—	—
Additional paid-in capital	93.2	93.2
Retained earnings	20.2	18.4
Related party receivables	(57.8)	(55.5)
Total stockholder’s equity	55.6	56.1
Total liabilities and stockholder’s equity	$118.2	$125.0

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(Amounts in millions)

	Quarter Ended March 27, 2008	Quarter Ended March 29, 2007
Revenues:
Admissions	$36.0	$37.5
Concessions	14.0	15.0
Other operating revenues	1.7	1.7
Total revenues	51.7	54.2
Operating expenses:
Film rental and advertising costs	17.6	18.9
Cost of concessions	1.9	2.2
Other operating expenses	21.7	23.2
Sale and leaseback rentals	3.7	3.8
General and administrative expenses	1.6	1.6
Depreciation and amortization	2.4	2.8
Net loss on disposal and impairment of operating assets	0.1	0.4
Total operating expenses	49.0	52.9
Income from operations	2.7	1.3
Other expense (income):
Interest income, net	(0.3)	(0.3)
Minority interest in earnings of consolidated subsidiaries	—	0.1
Total other income, net	(0.3)	(0.2)
Income before income taxes	3.0	1.5
Provision for income taxes	1.2	0.6
Net income	$1.8	$0.9

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Amounts in millions)

	Quarter Ended March 27, 2008	Quarter Ended March 29, 2007
Cash flows from operating activities:
Net income	$1.8	$0.9
Adjustments to reconcile net income to net cash used in operating activities:
Effect of leases with escalating minimum annual rentals	(0.2)	(0.1)
Depreciation and amortization	2.4	2.8
Net loss on disposal and impairment of operating assets	0.1	0.4
Minority interest in earnings of consolidated subsidiaries	—	0.1
Deferred income tax (benefit) expense	0.9	(10.0)
Changes in operating assets and liabilities:
Receivables	1.1	1.1
Prepaid expenses, concession inventory and other assets	(3.6)	(3.7)
Accounts payable	(4.9)	(1.4)
Deferred revenue	(0.1)	—
Accrued expenses and other liabilities	(1.6)	(0.5)
Net cash used in operating activities	(4.1)	(10.4)
Cash flows from investing activities:
Capital expenditures	(0.9)	(0.8)
Distributions to partnership	(0.4)	—
Net cash used in investing activities	(1.3)	(0.8)
Cash flows from financing activities:
Decrease (increase) in related party receivables	(2.3)	5.8
Excess tax benefits from share-based payment arrangements	—	0.1
Net cash (used in) provided by financing activities	(2.3)	5.9
Net decrease in cash and cash equivalents	(7.7)	(5.3)
Cash and cash equivalents:
Beginning of period	50.1	39.7
End of period	$42.4	$34.4

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 27, 2008

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

UATC operated 604 screens in 69 theatres in 19 states as of March 27, 2008. As of March 29, 2007, UATC operated 623 screens in 71 theatres in 19 states.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2008) results in a 53-week fiscal year.  As of March 27, 2008, the Company managed its business under one reportable segment: theatre exhibition operations.

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

For a discussion of the series of events leading to the formation of REG and other significant transactions which have occurred through December 27, 2007, please refer to Notes 1 and 2 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended December 27, 2007, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2008 (File No. 033-49598).

The Company has prepared the unaudited condensed consolidated balance sheet as of March 27, 2008 and the unaudited condensed consolidated statements of operations and cash flows in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 27, 2007 unaudited condensed consolidated balance sheet information is derived from the audited consolidated financial statements of the Company included in the Company’s annual report on Form 10-K for the fiscal year ended December 27, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter ended March 27, 2008 are not necessarily indicative of the operating results that may be achieved for the full 2008 fiscal year.

Net income and total comprehensive income are the same for all periods presented.

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.

(2)  Debt Obligations

Debt obligations are summarized as follows (amounts in millions):

	March 27, 2008	December 27, 2007
Debt obligations (a)	$2.0	$2.0
Less current portion	(0.2)	(0.2)
Long-term debt	$1.8	$1.8

(a)                                  Debt obligations include $2.0 million of capital lease obligations as of March 27, 2008 and December 27, 2007, which have an interest rate of 10.0%, maturing in 2016.

(3) Related Party Transactions

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

RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the quarters ended March 27, 2008 and March 29, 2007, UATC recorded management fee expenses of approximately $1.6 million related to this agreement. Such fees have been recorded in the accompanying unaudited condensed consolidated statements of operations as a component of “General and administrative expenses.”

Pursuant to the Company’s management agreement with RCI, RCI, through an agreement with National CineMedia, LLC (“National CineMedia”), provides all on-screen and lobby advertising and event services to UATC.  UATC receives a net fee for the use of its theatres for such advertising and event services that is recorded as a component of “Other operating revenues” and totaled $0.3 million and $0.2 million during the quarters ended March 27, 2008 and March 29, 2007, respectively.

As of March 27, 2008, the Company’s related party receivables totaled approximately $57.8 million, which represents an increase of $2.3 million from $55.5 million as of December 27, 2007.  The increase in these receivables was due primarily to the timing of intercompany cash collections and disbursements, as described above.

In connection with the completion of the initial public offering, or IPO, of National CineMedia Inc.’s (“NCM Inc.”) common stock, RCI amended and restated its existing exhibitor services agreement (“ESA”) with National CineMedia, whereby in exchange for its pro rata share of the IPO proceeds, RCI agreed to a modification of National CineMedia’s payment obligation under the ESA.  The modification extended the term of the ESA to 30 years, provided National CineMedia with a five year right of first refusal beginning one year prior to the end of the term and changed the basis upon which RCI is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee.  Also, with respect to any on-screen advertising time provided by us to our beverage concessionaire, RCI is required to purchase such time from National CineMedia at a negotiated rate.

(4) Sale—Leaseback Transactions

In December 1995, UATC entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of March 27, 2008, 12 theatres were subject to the sale leaseback transaction and approximately $44.9 million in principal amount of pass-through certificates were outstanding.

(5) Income Taxes

The provision for income taxes of $1.2 million and $0.6 million for the quarters ended March 27, 2008 and March 29, 2007, respectively, reflect an effective tax rate of approximately 40.0%.  The effective tax rate for the quarters ended March 27, 2008 and March 29, 2007 reflect the impact of certain non-deductible expenses.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at March 27, 2008 and December 27, 2007, totaling $2.8 million as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. The valuation allowance primarily relates to pre-acquisition deferred tax assets of the Company.  Accordingly, future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize pre-acquisition deferred tax assets will reduce goodwill.

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

(6) Litigation and Contingencies

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

(7) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on March 12, 2008 with the SEC (File No. 033-49598) for the Company’s fiscal year ended December 27, 2007.  The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

The Company

UATC operated 604 screens in 69 theatres in 19 states as of March 27, 2008. As of March 29, 2007, UATC operated 623 screens in 71 theatres in 19 states. The Company formally operates on a 52-week fiscal year (ending on the first Thursday after December 25 each year) with each quarter generally consisting of 13 weeks, unless otherwise noted.

We generate revenues primarily from admissions and concession sales. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of our theatres and vendor marketing programs.  In addition, National CineMedia provides us with a theatre access fee associated with revenues generated from its sale of on-screen advertising, rental of theatres for business meetings and concerts and other events pursuant to its arrangements with RCI (described in Note 3—“Related Party Transactions”). Film rental costs depend on a variety of factors including the prospects of a film and the popularity of a film and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

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

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see “Business-Industry Overview and Trends” and “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2007 and “Results of Operations” below.

Results of Operations

Overview

The first fiscal quarter of 2008 was a successful quarter for the industry. Based on our review of industry sources, national box office revenues for the time period that corresponds to UATC’s first fiscal quarter of 2008 were estimated to have increased by approximately 3-5% in comparison to the first fiscal quarter of 2007.  The industry’s success was driven primarily by ticket price increases, premium pricing opportunities, solid performances from the first quarter 2008 film slate and the carryover success of certain December 2007 releases, such as National Treasure: Book of Secrets and Juno.

Our total revenues for the quarter ended March 27, 2008 (“Q1 2008 Period”) were $51.7 million, consisting of $36.0 million of admissions revenues, $14.0 million from concessions revenues and $1.7 million of other operating revenues, and represented a 4.6% decrease from total revenues of $54.2 million for the quarter ended March 29, 2007 (“Q1 2007 Period”).

The decline in the Company’s total revenues was attributable to a 7.8% decrease in attendance resulting primarily from the continued aging of our theatres (approximately 55% of our screens are located in older, sloped floor multiplexes). To a lesser extent, a decline in attendance among the top tier films exhibited during the Q1 2008 Period and the closure of 19 underperforming screens during the twelve month period ended March 27, 2008 also contributed to the decline in attendance.  The decline in box office revenues was partially offset by a 4.2% increase in Q1 2008 Period average ticket prices per patron resulting from ongoing periodic pricing reviews (which include analysis of various factors including general inflationary trends and local market conditions) and the premium pricing associated with the film, Hannah Montana/Miley Cyrus: Best of Both Worlds Concert Tour.  During the Q1 2008 Period, we experienced growth of 1.4% in average concessions revenues per patron. The growth in average concessions revenues per patron was primarily attributable to price increases, concession-friendly films exhibited during the Q1 2008 Period, such as National Treasure: Book of Secrets, Dr. Seuss’ Horton Hears a Who! and Hannah Montana/Miley Cyrus: Best of Both Worlds Concert Tour, and a favorable mix of concession products sold during the Q1 2008 Period.

Income from operations increased to $2.7 million for the Q1 2008 Period compared to $1.3 million in the Q1 2007 Period.  The increase in income from operations during the Q1 2008 Period was primarily attributable to the decreases in various operating expense items described in further detail below, partially offset by the decrease in total revenues due to the decline in attendance during the Q1 2008 Period. Net income increased to $1.8 million for the Q1 2008 Period compared to $0.9 million in the Q1 2007 Period.  The increase in net income during the Q1 2008 period was primarily due to the increase in operating income as described above, partially offset by an increase in income taxes.

The following table sets forth the percentage of total revenues represented by certain items included in the unaudited condensed consolidated statements of operations for the Q1 2008 Period and the Q1 2007 Period:

	Q1 2008 Period	Q1 2007 Period
Revenues:
Admissions	69.6%	69.2%
Concessions	27.1	27.7
Other operating revenues	3.3	3.1
Total revenues	100.0	100.0
Operating expenses:
Film rental and advertising costs	34.0	34.9
Cost of concessions	3.7	4.0
Other operating expenses	42.0	42.8
Sale and leaseback rentals	7.2	7.0
General and administrative expenses	3.1	3.0
Depreciation and amortization	4.6	5.2
Net loss on disposal and impairment of operating assets	0.2	0.7
Total operating expenses	94.8	97.6
Income from operations	5.2%	2.4%

Total Revenues

The following table summarizes revenues and revenue-related data for the Q1 2008 Period and the

Q1 2007 Period (in millions, except averages):

	Q1 2008 Period	Q1 2007 Period
Admissions	$36.0	$37.5
Concessions	14.0	15.0
Other operating revenues	1.7	1.7
Total revenues	$51.7	$54.2
Attendance	4.7	5.1
Average ticket price	$7.66	$7.35
Average concessions per patron	$2.98	$2.94

Q1 2008 Period Compared to Q1 2007 Period

Admissions

Total admissions revenues decreased $1.5 million, or 4.0%, to $36.0 million, for the Q1 2008 Period from $37.5 million for the Q1 2007 Period.  Our Q1 2008 Period box office results were unfavorably impacted by a 7.8% decrease in attendance resulting primarily from the continued aging of our theatres (approximately 55% of our screens are located in older, sloped floor multiplexes). To a lesser extent, a decline in attendance among the top tier films exhibited during the Q1 2008 Period and the closure of 19 underperforming screens during the twelve month period ended March 27, 2008 also contributed to the decline in attendance.  The decline in box office revenues was partially offset by a 4.2% increase in the Q1 2008 Period average ticket prices per patron resulting from ongoing periodic pricing reviews (which include analysis of various factors including general inflationary trends and local market conditions) and the premium pricing associated with the film, Hannah Montana/Miley Cyrus: Best of Both Worlds Concert Tour.

Concessions

During the Q1 2008 Period, total concessions revenues decreased $1.0 million, or 6.7%, to $14.0 million, from $15.0 million for the Q1 2007 Period. The decrease in concessions revenues in the Q1 2008 Period was due to the aforementioned Q1 2008 Period decrease in attendance, partially offset by a 1.4% increase in average concessions revenues per patron. The growth in average concessions revenues per patron was primarily attributable to price increases, concession-friendly films exhibited during the Q1 2008 Period, such as National Treasure: Book of Secrets, Dr. Seuss’ Horton Hears a Who! and Hannah Montana/Miley Cyrus: Best of Both Worlds Concert Tour, and a favorable mix of concession products sold during the Q1 2008 Period.

Other Operating Revenues

Total other operating revenues were $1.7 million for the Q1 2008 Period and the Q1 2007 Period.  Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for on-screen advertising time provided to our beverage concessionaire), marketing revenues from our vendor marketing programs and game revenues.

Operating Expenses

The following table summarizes theatre operating expenses for the Q1 2008 Period and the Q1 2007 Period (dollars in millions):

	Q1 2008 Period		Q1 2007 Period
	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	17.6	48.9	18.9	50.4
Cost of concessions(2)	1.9	13.6	2.2	14.7
Other theatre operating expenses(3)	21.7	42.0	23.2	42.8
Sale and leaseback rentals(3)	3.7	7.2	3.8	7.0
General and administrative expenses(3)	1.6	3.1	1.6	3.0

(1)           Percentage of revenues calculated as a percentage of admissions revenues.

(2)           Percentage of revenues calculated as a percentage of concessions revenues.

(3)           Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues decreased to 48.9% during the Q1 2008 Period as compared to 50.4% in the Q1 2007 Period. The decrease in film rental and advertising costs as a percentage of box office revenues during the Q1 2008 Period was primarily the result of a lower percentage of box office revenues generated by the top tier films exhibited during the Q1 2008 Period and a decline in advertising expense.

Cost of Concessions

During the Q1 2008 Period, cost of concessions remained relatively consistent with that of the Q1 2007 Period. Cost of concessions as a percentage of concessions revenues decreased to 13.6% during the Q1 2008 Period as compared to 14.7% in the Q1 2007 Period. The decrease in the cost of concessions as a percentage of concessions revenues during the Q1 2008 Period was primarily related to a change in a vendor marketing program, which resulted in a reduction of cost of concessions during the Q1 2008 Period.

Other Theatre Operating Expenses

Other theatre operating expenses decreased $1.5 million, or 6.5%, to $21.7 million for the Q1 2008 Period, from $23.2 million in the Q1 2007 Period.  Other theatre operating expenses as a percentage of total revenues decreased to 42.0% in the Q1 2008 Period as compared to 42.8% in the Q1 2007 Period.  The decrease in other theatre operating expenses in the Q1 2008 Period was primarily attributable to the aforementioned Q1 2008 Period decrease in attendance and to a lesser extent, the closure of 19 underperforming screens during the twelve month period ended March 27, 2008.  The decrease in other theatre operating expenses as a percentage of total revenues in the Q1 2008 Period was due to a reduction of certain non-rent occupancy costs and certain other variable operating costs.

Sale and Leaseback Rentals

Sale and leaseback expenses decreased $0.1 million, or 2.6%, to $3.7 million for the Q1 2008 Period, from $3.8 million in the Q1 2007 Period.  See Note 4—“Sale-Leaseback Transactions” for further discussion of sale and leaseback transactions.

General and Administrative Expenses

During both the Q1 2008 Period and the Q1 2007 Period, general and administrative expenses were $1.6 million.  As a percentage of total revenues, general and administrative expenses increased to 3.1% in the Q1 2008 Period from 3.0% in the Q1 2007 Period.   Included in general and administrative

expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC.

Depreciation and Amortization

Depreciation and amortization decreased $0.4 million, or 14.3%, to $2.4 million during the Q1 2008 Period, from $2.8 million in the Q1 2007 Period.  The decrease in depreciation and amortization expense during the Q1 2008 Period was primarily due to a larger number of fully depreciated assets as of the end of the Q1 2008 Period and to a lesser extent, the closure of 19 underperforming screens during the twelve month period ended March 27, 2008.

Income from Operations

During the Q1 2008 Period, income from operations totaled approximately $2.7 million, which represents an increase of $1.4 million, from $1.3 million in the Q1 2007 Period.   The net increase in income from operations during the Q1 2008 Period was primarily attributable to the decrease in total operating expenses during the Q1 2008 Period, partially offset by a decrease in total revenues for the Q1 2008 Period described above.

Interest Income, net

During the Q1 2008 Period, net interest income was consistent with that of the Q1 2007 Period.

Income Taxes

The provision for income taxes of $1.2 million and $0.6 million for the Q1 2008 Period and the Q1 2007 Period, respectively, reflect an effective tax rate of approximately 40.0%.  The effective tax rate reflects the impact of certain non-deductible expenses.

Net Income

Net income totaled $1.8 million during the Q1 2008 Period, which represents an increase of $0.9 million, from $0.9 million in the Q1 2007 Period.  The increase in net income for the Q1 2008 Period was primarily attributable to the increase in operating income as described above, partially offset by an increase in income taxes.

Cash Flows

The following table summarizes certain cash flow data for the Q1 2008 Period and the Q1 2007 Period (in millions):

	Q1 2008 Period	Q1 2007 Period

Net cash used in operating activities	$(4.1)	$(10.4)
Net cash used in investing activities	(1.3)	(0.8)
Net cash (used in) provided by financing activities	(2.3)	5.9
Net decrease in cash and cash equivalents	$(7.7)	$(5.3)

Q1 2008 Period Compared to Q1 2007 Period

Net cash flows used in operating activities decreased by approximately $6.3 million to approximately $4.1 million for the Q1 2008 Period from approximately $10.4 million for the Q1 2007 Period.  The net decrease in net cash flows used in operating activities for the Q1 2008 Period was primarily attributable to the increase in operating income, the decrease in deferred income tax benefit of approximately $10.9 million resulting from the transactions completed between REG and National CineMedia in connection with the IPO of NCM Inc. (see Note 3—“Related Party Transactions” for further discussion), partially offset by a $4.6 million decrease in changes in operating assets and liabilities  The net decrease in the changes in operating assets and liabilities and other working capital items was primarily related to the timing of certain Q1 2008 vendor payments, income tax payments and other liabilities.

Net cash flows used in investing activities were approximately $1.3 million for the Q1 2008 Period compared to cash flows used in investing activities of approximately $0.8 million for the Q1 2007 Period.  Contributing to the increase in cash flows used in investing activities during the Q1 2008 Period was incremental capital expenditures of approximately $0.1 million, coupled with the $0.4 million in distributions to a partnership during the Q1 2008 Period.

Net cash flows used in financing activities were approximately $2.3 million for the Q1 2008 Period compared to cash flows provided by financing activities of approximately $5.9 million for the Q1 2007 Period. The net increase in cash flows used in financing activities during the Q1 2008 Period was primarily attributable to the net increase in the change in the related party receivable of $8.1 million during the Q1 2008 Period as compared to the Q1 2007 Period.

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

The Company funds the cost of its capital expenditures through internally generated cash flows and cash on hand. The Company’s capital requirements have historically arisen principally in connection with retrofitting existing theatres, upgrading the Company’s theatre facilities and replacing equipment. Should the conversion process to digital cinema rapidly accelerate and the major studios not cover the cost of the conversion as expected, we may have to incur additional capital expenditures associated with this potential change.  The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. The Company currently expects capital expenditures for theatre expansion, upgrading, and replacements to be in the range of $5.0 million to $10.0 million in fiscal 2008. During the Q1 2008 Period, the Company invested an aggregate of approximately $0.9 million in capital expenditures.

For a discussion of the series of significant financing transactions which have occurred through December 27, 2007, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” contained in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 27, 2007, filed with the SEC on March 12, 2008 (File No. 033-49598).

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments as of December 27, 2007, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2007.  As of March 27, 2008, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments.  We believe that the amount of cash and cash equivalents on hand and cash flow expected from operations will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next twelve months.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2007 and incorporated by reference herein.  As of March 27, 2008, there were no significant changes in our critical accounting policies or estimation procedures.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Note 7—“Recent Accounting Pronouncements” to the accompanying unaudited condensed consolidated financial statements, which information is incorporated by reference herein.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

UATC’s market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. As of March 27, 2008, the Company maintained no debt obligations bearing floating interest rates.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities

Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 27, 2008, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 27, 2008, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information required to be furnished by us under this Part II, Item 1 (Legal Proceedings) is incorporated by reference to Note 6—“Litigation and Contingencies” of our notes to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 (Financial Statements) of this quarterly report on Form 10-Q.

Item 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K for the fiscal year ended December 27, 2007, filed with the SEC on March 12, 2008 (File No. 033-49598).

Item 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED ARTISTS THEATRE CIRCUIT, INC.

Date: May 12, 2008	By:	/s/ MICHAEL L. CAMPBELL
Michael L. Campbell President and Chairman of the Board (Principal Executive Officer)

Date: May 12, 2008	By:	/s/ AMY E. MILES
Amy E. Miles Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

UNITED ARTISTS THEATRE CIRCUIT, INC.

Exhibit Index

Exhibit No.	Exhibit Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer