Form 10-Q
period 2008-06-26
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2008-08-11
CIK 889570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2008

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
Yes  ☐    No  ☒

The number of shares outstanding of $1.00 par value common stock at August 11, 2008 was 100 shares.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(Amounts in millions, except share data)

	June 26, 2008	December 27, 2007
Assets
Current assets:
Cash and cash equivalents	$50.7	$50.1
Receivables, net	0.8	1.6
Prepaid expenses, concession inventory and other current assets	0.9	0.8
Deferred income tax asset	0.3	0.4
Total current assets	52.7	52.9
Property and equipment:
Land	3.3	3.3
Buildings, leasehold improvements and equipment	132.7	130.8
Total property and equipment	136.0	134.1
Accumulated depreciation and amortization	(73.6)	(69.3)
Total property and equipment, net	62.4	64.8
Goodwill	7.1	7.1
Other non-current assets	0.2	0.2
Total assets	$122.4	$125.0

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$11.4	$13.0
Accrued expenses	6.1	6.2
Current portion of debt obligations	0.2	0.2
Total current liabilities	17.7	19.4
Non-current deferred revenue	25.7	25.8
Other non-current liabilities	2.2	2.6
Long-term debt, less current portion	1.7	1.8
Deferred income tax liability	20.3	18.6
Total liabilities	67.6	68.2
Minority interest	0.3	0.7
Stockholder’s equity
Preferred stock, $1.00 par value; 500,000 shares authorized, no shares issued and outstanding at June 26, 2008 and December 27, 2007, respectively	—	—
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at June 26, 2008 and December 27, 2007, respectively	—	—
Additional paid-in capital	93.2	93.2
Retained earnings	21.6	18.4
Related party receivables	(60.3)	(55.5)
Total stockholder’s equity	54.5	56.1
Total liabilities and stockholder’s equity	$122.4	$125.0

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(Amounts in millions)

	Quarter Ended June 26, 2008	Quarter Ended June 28, 2007	Two Quarters Ended June 26, 2008	Two Quarters Ended June 28, 2007
Revenues:
Admissions	$37.6	$39.5	$73.6	$77.0
Concessions	15.4	17.2	29.4	32.2
Other operating revenues	2.0	1.9	3.7	3.6
Total revenues	55.0	58.6	106.7	112.8
Operating expenses:
Film rental and advertising costs	19.9	21.4	37.5	40.3
Cost of concessions	2.1	2.4	4.0	4.6
Other operating expenses	23.1	23.8	44.8	47.0
Sale and leaseback rentals	3.7	3.8	7.4	7.5
General and administrative expenses	1.6	1.7	3.2	3.4
Depreciation and amortization	2.4	2.7	4.8	5.5
Net loss (gain) on disposal and impairment of operating assets	(0.1)	0.4	—	0.8
Total operating expenses	52.7	56.2	101.7	109.1
Income from operations	2.3	2.4	5.0	3.7
Other expense (income):
Interest income, net	—	(0.3)	(0.3)	(0.6)
Gain on sale of Fandango interest	—	(6.9)	—	(6.9)
Minority interest in earnings of consolidated subsidiaries	—	—	—	0.1
Total other income, net	—	(7.2)	(0.3)	(7.4)
Income before income taxes	2.3	9.6	5.3	11.1
Provision for income taxes	0.9	3.8	2.1	4.4
Net income	$1.4	$5.8	$3.2	$6.7

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Amounts in millions)

	Two Quarters Ended June 26, 2008	Two Quarters Ended June 28, 2007
Cash flows from operating activities:
Net income	$3.2	$6.7
Adjustments to reconcile net income to net cash provided by operating activities:
Effect of leases with escalating minimum annual rentals	(0.4)	(0.2)
Depreciation and amortization	4.8	5.5
Net loss on disposal and impairment of operating assets	—	0.8
Minority interest in earnings of consolidated subsidiaries	—	0.1
Gain on sale of Fandango interest	—	(6.9)
Deferred income tax (benefit) expense	1.8	(8.6)
Changes in operating assets and liabilities:
Receivables	0.8	1.5
Prepaid expenses, concession inventory and other assets	(0.1)	—
Accounts payable	(1.6)	(1.8)
Deferred revenue	(0.1)	—
Accrued expenses and other liabilities	—	2.9
Net cash provided by operating activities	8.4	—
Cash flows from investing activities:
Capital expenditures	(2.9)	(1.7)
Proceeds from disposition of fixed assets	0.3	—
Proceeds from sale of Fandango interest	—	6.9
Distributions to partnership	(0.4)	—
Net cash provided by (used in) investing activities	(3.0)	5.2
Cash flows from financing activities:
Debt payments	(0.1)	—
Increase in related party receivables	(4.7)	(1.8)
Excess tax benefits from share-based payment arrangements	—	0.4
Net cash used in financing activities	(4.8)	(1.4)
Net increase in cash and cash equivalents	0.6	3.8
Cash and cash equivalents:
Beginning of period	50.1	39.7
End of period	$50.7	$43.5

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 26, 2008

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

UATC operated 596 screens in 68 theatres in 19 states as of June 26, 2008. As of June 28, 2007, UATC operated 604 screens in 69 theatres in 19 states.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2008) results in a 53-week fiscal year.  As of June 26, 2008, the Company managed its business under one reportable segment: theatre exhibition operations.

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

During the quarter ended June 28, 2007, the Company sold its equity interest in Fandango, Inc. (“Fandango”) for proceeds of $6.9 million.  As a result of this transaction, the Company recognized a gain on the sale of approximately $6.9 million ($4.1 million after tax).

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

The Company has prepared the unaudited condensed consolidated balance sheet as of June 26, 2008 and the unaudited condensed consolidated statements of operations and cash flows in accordance with

U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 27, 2007 unaudited condensed consolidated balance sheet information is derived from the audited consolidated financial statements of the Company included in its annual report on Form 10-K for the fiscal year ended December 27, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter and two quarters ended June 26, 2008 are not necessarily indicative of the operating results that may be achieved for the full 2008 fiscal year.

Net income and total comprehensive income are the same for all periods presented.

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.

(2) Debt Obligations

Debt obligations are summarized as follows (amounts in millions):

	June 26, 2008	December 27, 2007
Debt obligations (a)	$1.9	$2.0
Less current portion	(0.2)	(0.2)
Long-term debt	$1.7	$1.8

(a)	Debt obligations include $1.9 million and $2.0 million of capital lease obligations as of June 26, 2008 and December 27, 2007, respectively, which have an interest rate of 10.0%, maturing in 2016.

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

RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the quarters ended June 26, 2008 and June 28, 2007, UATC recorded management fee expenses of approximately $1.6 million and $1.7 million, respectively, related to this agreement. During the two quarters ended June 26, 2008 and June 28, 2007, UATC recorded management fee expenses of approximately $3.2 million and $3.4 million, respectively, related to this agreement. Such fees have been recorded in the accompanying unaudited condensed consolidated statements of operations as a component of “General and administrative expenses.”

Pursuant to the Company’s management agreement with RCI, RCI, through an agreement with National CineMedia, LLC (“National CineMedia”), provides all on-screen and lobby advertising and event services to UATC.  UATC receives a net fee for the use of its theatres for such advertising and event services that is recorded as a component of “Other operating revenues” and totaled $0.3 million and $0.2 million during the quarters ended June 26, 2008 and June 28, 2007, respectively.  During the two quarters ended June 26, 2008 and June 28, 2007, UATC recorded a net fee of $0.6 million and $0.3 million, respectively.

As of June 26, 2008, the Company’s related party receivables totaled approximately $60.3 million, which represents an increase of $4.8 million from $55.5 million as of December 27, 2007.  The increase in these receivables was due primarily to the timing of intercompany cash collections and disbursements, as described above.

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

(4) Sale—Leaseback Transactions

In December 1995, UATC entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of June 26, 2008, 12 theatres were subject to the sale leaseback transaction and approximately $44.9 million in principal amount of pass-through certificates were outstanding.

(5) Income Taxes

The provision for income taxes of $0.9 million and $3.8 million for the quarters ended June 26, 2008 and June 28, 2007, respectively, reflect effective tax rates of approximately 39.1% and 39.6%, respectively. The provision for income taxes of $2.1 million and $4.4 million for the two quarters ended June 26, 2008 and June 28, 2007, respectively, reflect an effective tax rate of approximately 39.6%. The effective tax rate for the quarters and two quarters ended June 26, 2008 and June 28, 2007 reflect the impact of certain non-deductible expenses.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at June 26, 2008 and December 27, 2007 totaling $2.8 million, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. The valuation allowance primarily relates to pre-acquisition deferred tax assets of the Company. Accordingly, future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize pre-acquisition deferred tax assets will reduce goodwill.

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

In addition, we, from time to time, receive letters from the attorneys general of states in which we operate theatres regarding investigation into the accessibility of our theatres to persons with visual or hearing impairments.  We believe we provide the members of the visually and hearing impaired communities with reasonable access to the movie-going experience.

We believe that we are in substantial compliance with all current applicable regulations relating to accommodations for the disabled. We intend to comply with future regulations in this regard and we do not currently anticipate that compliance will require us to expend substantial funds.  Our theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation requirements.  We believe that we are in substantial compliance with all of such laws.

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

We and our subsidiaries are also presently involved in various legal proceedings arising in the ordinary course of our business operations, including personal injury claims, employment and contractual matters and other disputes. We believe we have adequately provided for the settlement of such matters. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to our consolidated financial position, results of operations or cash flows.

(7) Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

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

The Company

UATC operated 596 screens in 68 theatres in 19 states as of June 26, 2008. As of June 28, 2007, UATC operated 604 screens in 69 theatres in 19 states. The Company formally operates on a 52-week fiscal year (ending on the first Thursday after December 25 each year) with each quarter generally consisting of 13 weeks, unless otherwise noted.

We generate revenues primarily from admissions and concession sales. Additional revenues are generated by our vendor marketing programs and electronic video games located adjacent to the lobbies of certain of our theatres. In addition, National CineMedia provides us with a theatre access fee associated with revenues generated from its sale of on-screen advertising, rental of theatres for business meetings and concerts and other events pursuant to its arrangements with RCI (described in Note 3—“Related Party Transactions”). Film rental costs depend on a variety of factors including the prospects of a film and the popularity of a film and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

On February 12, 2007, Regal, along with AMC Entertainment, Inc. (“AMC”) and Cinemark, Inc. (“Cinemark”), formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company (“DCIP”), to explore the possibility of implementing digital cinema in our theatres and to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Future digital cinema developments will be managed by DCIP, subject to the approval of Regal, AMC and Cinemark. Each of Regal, AMC and Cinemark has an equal ownership interest in DCIP. We expect to begin converting our existing theatres from 35 mm film projection to digital projection during late 2008 and intend to complete the conversion of our entire circuit in approximately three to four years. DCIP is continuing to work with film studios and financial institutions to negotiate and finalize the related financing plans that would provide for a studio-financed conversion to digital projection.

During the quarter ended June 28, 2007, the Company sold its equity interest in Fandango for proceeds of $6.9 million.  As a result of this transaction, the Company recognized a gain on the sale of approximately $6.9 million ($4.1 million after tax).

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see “Business-Industry Overview and Trends” and “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2007 and “Results of Operations” below.

Results of Operations

Overview

The second fiscal quarter of 2008 was a solid quarter for the industry in a period of difficult box office comparisons relative to the same period in 2007.  Based on our review of industry sources, national box office revenues for the time period that corresponds to UATC’s second fiscal quarter of 2008 were estimated to have decreased by approximately 2-3% in comparison to the second fiscal quarter of 2007.  The industry’s box office results were negatively impacted by difficult comparisons generated by high profile films released in the second quarter of 2007, including Spider-Man 3, Shrek the Third and Pirates of the Caribbean: At World’s End, partially offset by ticket price increases and solid performances from the second quarter 2008 film slate.

Our total revenues for the quarter ended June 26, 2008 (“Q2 2008 Period”) were $55.0 million, consisting of $37.6 million of admissions revenues, $15.4 million from concessions revenues and $2.0 million of other operating revenues, and represented a 6.1% decrease from total revenues of $58.6 million for the quarter ended June 28, 2007 (“Q2 2007 Period”).

The decline in the Company’s total revenues was attributable to a 9.4% decrease in attendance resulting primarily from the continued aging of our theatres (approximately 54% of our screens are located in older, sloped floor multiplexes) and to a lesser extent, a decline in attendance among the top tier films exhibited during the Q2 2008 Period.  The decline in box office revenues was partially offset by a 5.1% increase in Q2 2008 Period average ticket prices per patron resulting from ongoing periodic pricing reviews (which include analysis of various factors including general inflationary trends and local market conditions) along with the mix of film product exhibited during the Q2 2008 Period. During the Q2 2008 Period, we experienced a slight decline in concessions revenues and an increase in other operating revenues. The decrease in concessions revenues during the Q2 2008 Period was due to a slight decline in average concessions revenues per patron, coupled with the aforementioned Q2 2008 Period decrease in attendance. Average concessions revenues per patron during the Q2 2008 Period were negatively impacted by a decrease in attendance from fewer concession-friendly films exhibited in a challenging economic environment in comparison to the Q2 2007 Period.  The increase in other operating revenues during the Q2 2008 Period was primarily attributable to an increase in National CineMedia revenues.

Income from operations decreased to $2.3 million for the Q2 2008 Period compared to $2.4 million in the Q2 2007 Period.  The decrease in income from operations during the Q2 2008 Period was primarily attributable to a reduction in admissions and concessions revenues described above, partially offset by an increase in other operating revenues and a decrease in various operating expense items described in further detail below including a net gain on the disposal of assets during the Q2 2008 Period. Net income decreased to $1.4 million for the Q2 2008 Period compared to $5.8 million in the Q2 2007 Period.  The decrease in net income during the Q2 2008 Period was primarily due to the decrease in operating income as described above, the impact of the $4.1 million gain, net of related tax effects, recorded in connection with the sale of the Company’s equity interest in Fandango during the Q2 2007 Period and a decrease in interest income described in further detail below, partially offset by a decrease in income taxes.

The following table sets forth the percentage of total revenues represented by certain items included in the unaudited condensed consolidated statements of operations for the Q2 2008 Period, the Q2 2007 Period, the two quarters ended June 26, 2008 (“Fiscal 2008 Period”) and the two quarters ended June 28, 2007 (“Fiscal 2007 Period”):

	Q2 2008 Period	Q2 2007 Period	Fiscal 2008 Period	Fiscal 2007 Period
Revenues:
Admissions	68.4%	67.4%	69.0%	68.3%
Concessions	28.0	29.4	27.5	28.5
Other operating revenues	3.6	3.2	3.5	3.2
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	36.2	36.5	35.1	35.7
Cost of concessions	3.8	4.1	3.8	4.1
Other operating expenses	42.0	40.6	42.0	41.7
Sale and leaseback rentals	6.7	6.5	6.9	6.6
General and administrative expenses	2.9	3.0	3.0	3.0
Depreciation and amortization	4.4	4.5	4.5	4.9
Net loss (gain) on disposal and impairment of operating assets	(0.2)	0.7	—	0.7
Total operating expenses	95.8	95.9	95.3	96.7
Income from operations	4.2%	4.1%	4.7%	3.3%

Total Revenues

The following table summarizes revenues and revenue-related data for the Q2 2008 Period, the Q2 2007 Period, the Fiscal 2008 Period and the Fiscal 2007 Period (in millions, except averages):

	Q2 2008 Period	Q2 2007 Period	Fiscal 2008 Period	Fiscal 2007 Period
Admissions	$37.6	$39.5	$73.6	$77.0
Concessions	15.4	17.2	29.4	32.2
Other operating revenues	2.0	1.9	3.7	3.6
Total revenues	$55.0	$58.6	$106.7	$112.8
Attendance	4.8	5.3	9.6	10.4
Average ticket price	$7.83	$7.45	$7.67	$7.40
Average concessions per patron	$3.21	$3.25	$3.06	$3.10

Q2 2008 Period Compared to Q2 2007 Period and Fiscal 2008 Period Compared to Fiscal 2007 Period

Admissions

Total admissions revenues decreased $1.9 million, or 4.8%, to $37.6 million, for the Q2 2008 Period from $39.5 million for the Q2 2007 Period.  During the Fiscal 2008 Period, total admissions revenues decreased $3.4 million, or 4.4%, to $73.6 million, from $77.0 million for the Fiscal 2007 Period.  Our Q2 2008 Period and Fiscal 2008 Period box office results were unfavorably impacted by a 9.4% and a 7.7% decrease in attendance, respectively, resulting primarily from the continued aging of our theatres (approximately 54% of our screens are located in older sloped floor multiplexes) and to a lesser extent, a decline in attendance among the top tier films exhibited during the Q2 2008 Period and the Fiscal 2008 Period. The decline in box office revenues was partially offset by a 5.1% and a 3.6% increase in the Q2 2008 Period and the Fiscal 2008 Period average ticket prices per patron, respectively, resulting from ongoing periodic pricing reviews (which include analysis of various factors including general inflationary trends and local market conditions) along with the mix of film product exhibited during the Q2 2008 Period and the Fiscal 2008 Period.

Concessions

During the Q2 2008 Period, total concessions revenues decreased $1.8 million, or 10.5%, to $15.4 million, from $17.2 million for the Q2 2007 Period.  During the Fiscal 2008 Period, total concessions revenues decreased $2.8 million, or 8.7%, to $29.4 million, from $32.2 million for the Fiscal 2007 Period.  The decrease in total concessions revenues during the Q2 2008 Period and the Fiscal 2008 Period was due to a decline in average concessions revenues per patron, coupled with the aforementioned Q2 2008 Period and Fiscal 2008 Period decrease in attendance. Average concessions revenues per patron during the Q2 2008 Period and the Fiscal 2008 Period was negatively impacted by a decrease in attendance from fewer concession-friendly films exhibited in a challenging economic environment in comparison to the Q2 2007 Period and the Fiscal 2007 Period.

Other Operating Revenues

Total other operating revenues increased $0.1 million, or 5.3%, to $2.0 million for the Q2 2008 Period, from $1.9 million for the Q2 2007 Period.  During the Fiscal 2008 Period, total other operating revenues increased $0.1 million, or 2.8%, to $3.7 million, from $3.6 million for the Fiscal 2007 Period.  Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for on-screen advertising time provided to our beverage concessionaire), marketing revenues from our vendor marketing programs and game revenues.  The increase in other operating revenues in the Q2 2008 Period and the Fiscal 2008 Period was primarily attributable to an increase in National CineMedia revenues and an increase in other theatre revenues.

Operating Expenses

The following table summarizes theatre operating expenses for the Q2 2008 Period, the Q2 2007 Period, the Fiscal 2008 Period and the Fiscal 2007 Period (dollars in millions):

	Q2 2008 Period		Q2 2007 Period		Fiscal 2008 Period		Fiscal 2007 Period
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	19.9	52.9	21.4	54.2	37.5	50.9	40.3	52.3
Cost of concessions(2)	2.1	13.6	2.4	14.0	4.0	13.6	4.6	14.3
Other theatre operating expenses(3)	23.1	42.0	23.8	40.6	44.8	42.0	47.0	41.7
Sale and leaseback rentals(3)	3.7	6.7	3.8	6.5	7.4	6.9	7.5	6.6
General and administrative expenses(3)	1.6	2.9	1.7	2.9	3.2	3.0	3.4	3.0

(1)           Percentage of revenues calculated as a percentage of admissions revenues.

(2)           Percentage of revenues calculated as a percentage of concessions revenues.

(3)           Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

During the Q2 2008 Period, film rental and advertising costs as a percentage of admissions revenues decreased to 52.9% as compared to 54.2% in the Q2 2007 Period.  Film rental and advertising costs as a percentage of admissions revenues decreased to 50.9% during the Fiscal 2008 Period as compared to 52.3% in the Fiscal 2007 Period.  The decrease in film rental and advertising costs as a percentage of box office revenues during the Q2 2008 Period and the Fiscal 2008 Period was primarily the result of a lower percentage of box office revenues generated by the top tier films exhibited during the Q2 2008 Period and the Fiscal 2008 Period and a decline in advertising expense during such periods.

Cost of Concessions

During the Q2 2008 Period, cost of concessions declined $0.3 million, or 12.5%, from the Q2 2007 Period. Cost of concessions declined $0.6 million, or 13.0%, during the Fiscal 2008 Period as compared to the Fiscal 2007 Period. Cost of concessions as a percentage of concessions revenues decreased 40 basis points to 13.6% during the Q2 2008 Period as compared to 14.0% in the Q2 2007 Period.  During the Fiscal 2008 Period, cost of concessions as a percentage of concessions revenues decreased 70 basis points to 13.6% from 14.3% in the Fiscal 2007 Period.  The decrease in cost of concessions and cost of concessions as a percentage of concessions revenues during the Q2 2008 Period and the Fiscal 2008 Period was primarily related to a change in a vendor marketing program, which resulted in a reduction of cost of concessions during such periods, partially offset by slightly higher food costs.

Other Theatre Operating Expenses

Other theatre operating expenses decreased $0.7 million, or 2.9%, to $23.1 million for the Q2

2008 Period, from $23.8 million in the Q2 2007 Period.  Other theatre operating expenses decreased $2.2 million, or 4.7%, to $44.8 million for the Fiscal 2008 Period, from $47.0 million in the Fiscal 2007 Period.  Other theatre operating expenses as a percentage of total revenues increased to 42.0% in the Q2 2008 Period as compared to 40.6% in the Q2 2007 Period.  Other theatre operating expenses as a percentage of total revenues increased to 42.0% in the Fiscal 2008 Period as compared to 41.7% in the Fiscal 2007 Period.  The decrease in other theatre operating expenses in the Q2 2008 Period and the Fiscal 2008 Period was primarily attributable to the aforementioned Q2 2008 Period and Fiscal 2008 Period decrease in attendance.  The increase in other theatre operating expenses as a percentage of total revenues in the Q2 2008 Period and the Fiscal 2008 Period was primarily attributable to decreasing revenues coupled with the fixed nature of various theatre operating expenses.

Sale and Leaseback Rentals

Sale and leaseback expenses decreased $0.1 million, or 2.6%, to $3.7 million for the Q2 2008 Period, from $3.8 million in the Q2 2007 Period.  Sale and leaseback expenses decreased $0.1 million, or 1.3%, to $7.4 million for the Fiscal 2008 Period, from $7.5 million in the Fiscal 2007 Period.  See Note 4 - “Sale Leaseback Transactions” for further discussion of sale and leaseback transactions.

General and Administrative Expenses

General and administrative expenses decreased $0.1 million, or 5.9%, to $1.6 million during the Q2 2008 Period, from $1.7 million in the Q2 2007 Period.  During the Fiscal 2008 Period, general and administrative expenses decreased $0.2 million, or 5.9%, to $3.2 million, from $3.4 million for the Fiscal 2007 Period.    As a percentage of total revenues, general and administrative expenses were 2.9% in both the Q2 2008 Period and the Q2 2007 Period.  As a percentage of total revenues, general and administrative expenses were 3.0% in both the Fiscal 2008 Period and the Fiscal 2007 Period. Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC.

Depreciation and Amortization

For the Q2 2008 Period, depreciation and amortization decreased $0.3 million, or 11.1%, to $2.4 million, from $2.7 million in the Q2 2007 Period.  Depreciation and amortization decreased $0.7 million, or 12.7%, to $4.8 million during the Fiscal 2008 Period, from $5.5 million in the Fiscal 2007 Period.  The decrease in depreciation and amortization expense during the Q2 2008 Period and the Fiscal 2008 Period was primarily due to a larger number of fully depreciated assets as of the end of the Fiscal 2008 Period.

Income from Operations

During the Q2 2008 Period, income from operations totaled approximately $2.3 million, which represents a decrease of $0.1 million, or 4.2%, from $2.4 million in the Q2 2007 Period.  During the Fiscal 2008 Period, income from operations increased $1.3 million, or 35.1%, to $5.0 million, from $3.7 million for the Fiscal 2007 Period.   The net decrease in income from operations during the Q2 2008 Period was primarily attributable to a reduction in admissions and concessions revenues, partially offset by increases in other operating revenues and a decrease in total operating expenses including a net gain on disposal and impairment of operating assets during the Q2 2008 Period.  The net increase in income from operations during the Fiscal 2008 Period was due to the increase in other operating revenues and the decrease in total operating expenses including the net loss on disposal and impairment of operating assets, partially offset by the reduction in admissions and concessions revenues during the Fiscal 2008 Period.

Interest Income, net

Net interest income decreased $0.3 million in the Q2 2008 Period, from $0.3 million for the Q2

2007 Period.  During the Fiscal 2008 Period, net interest income decreased $0.3 million to $0.3 million, from $0.6 million in the Fiscal 2007 Period.  The decrease in net interest income during the Q2 2008 Period and the Fiscal 2008 Period was principally due to a decline in our average interest rate during this time period.

Income Taxes

The provision for income taxes of $0.9 million and $3.8 million for the Q2 2008 Period and the Q2 2007 Period, respectively, reflect effective tax rates of approximately 39.1% and 39.6%, respectively.  The provision for income taxes of $2.1 million and $4.4 million for the Fiscal 2008 Period and the Fiscal 2007 Period, respectively, reflect an effective tax rate of approximately 39.6%. The effective tax rates for the Q2 2008 Period, the Q2 2007 Period, the Fiscal 2008 Period and the Fiscal 2007 Period reflect the impact of certain non-deductible expenses.

Net Income

During the Q2 2008 Period, net income totaled $1.4 million, which represents a decrease of $4.4 million, from net income of $5.8 million in the Q2 2007 Period.  Net income decreased $3.5 million to $3.2 million during the Fiscal 2008 Period, from $6.7 million for the Fiscal 2007 Period.  The decrease in net income for the Q2 2008 Period as compared to the Q2 2007 Period was primarily attributable to the decline in operating income described above, the impact of the $4.1 million gain, net of related tax effects, recorded in connection with the sale of the Company’s equity interest in Fandango during the Q2 2007 Period and the decrease in interest income, partially offset by a decrease in income taxes.  The decrease in net income for the Fiscal 2008 Period as compared to the Fiscal 2007 Period was primarily attributable to the $4.1 million gain, net of related tax effects, recorded in connection with the sale of the Company’s equity interest in Fandango during the Fiscal 2007 Period, a decrease in interest income and a increase in income taxes, partially offset by the increase in operating income described above during the Fiscal 2008 Period.

Cash Flows

The following table summarizes certain cash flow data for the Fiscal 2008 Period and the Fiscal 2007 Period (in millions):

	Fiscal 2008 Period	Fiscal 2007 Period
Net cash provided by operating activities	$8.4	$—
Net cash provided by (used in) investing activities	(3.0)	5.2
Net cash used in financing activities	(4.8)	(1.4)
Net increase in cash and cash equivalents	$0.6	$3.8

Fiscal 2008 Period Compared to Fiscal 2007 Period

Net cash flows provided by operating activities increased by approximately $8.4 million to approximately $8.4 million for the Fiscal 2008 Period.  The net increase in net cash flows provided by operating activities for the Fiscal 2008 Period was primarily attributable to the increase in operating income, the decrease in deferred income tax benefit of approximately $10.4 million resulting from the transactions completed between REG and National CineMedia in connection with the IPO of NCM Inc. (see Note 4 – “Related Party Transactions” for further discussion) partially offset by a $3.6 million decrease in changes in operating assets and liabilities.  The net decrease in the changes in operating assets and liabilities and other working capital items was primarily related to the timing of certain vendor payments, income tax payments and other liabilities in the Fiscal 2008 Period.

Net cash flows used in investing activities were approximately $3.0 million for the Fiscal 2008 Period compared to cash flows provided by investing activities of approximately $5.2 million for the Fiscal 2007 Period.  Contributing to the increase in cash flows used in investing activities was incremental capital expenditures of approximately $1.2 million, coupled with the $0.4 million in partnership distributions during the Fiscal 2008 Period and the impact of the $6.9 million of proceeds received in connection with the sale of the Company’s equity interest in Fandango during the Fiscal 2007 Period, partially offset by the increase in proceeds from the disposition of assets of approximately $0.3 million during the Fiscal 2008 Period as compared to the Fiscal 2007 Period.

Net cash flows used in financing activities were approximately $4.8 million for the Fiscal 2008 Period compared to cash flows used in financing activities of approximately $1.4 million for the Fiscal 2007 Period. The net increase in cash flows used in financing activities during the Fiscal 2008 Period was primarily attributable to the decrease of $0.4 million in excess tax benefits from share based payment arrangements, an increase in debt payments of $0.1 million and the net increase in the change in the related party receivable of $2.9 million during the Fiscal 2008 Period as compared to the Fiscal 2007 Period.

Liquidity and Capital Resources

The Company’s revenues are generally collected in cash through admissions and concessions revenues. The Company’s operating expenses are primarily related to film and advertising costs, rent and occupancy, and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues and the cost of the Company’s concessions are generally paid to vendors approximately 30 days from purchase. The Company’s current liabilities generally include items that will become due within twelve months.  In addition, from time to time, we may use cash from operations to fund dividends to our Parent in excess of net income and cash flows from operating activities less cash flows from investing and financing activities.  As a result, at any given time, the Company’s balance sheet is likely to reflect a working capital deficit.

The Company funds the cost of its capital expenditures through internally generated cash flows and cash on hand. The Company’s capital requirements have historically arisen principally in connection with retrofitting existing theatres, upgrading the Company’s theatre facilities and replacing equipment. Should the conversion process to digital cinema rapidly accelerate and the major studios not cover the cost of the conversion as expected, we may have to incur additional capital expenditures associated with this potential change.  The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. The Company currently expects capital expenditures for theatre expansion, upgrading, and replacements to be in the range of $5.0 million to $10.0 million in fiscal year 2008. During the Fiscal 2008 Period, the Company invested approximately $2.9 million in capital expenditures.

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

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments as of December 27, 2007, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2007.  As of June 26, 2008, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments.  We believe that the amount of cash and cash equivalents on hand and cash flow expected from operations will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next twelve months.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2007 and incorporated by reference herein.  As of June 26, 2008, there were no significant changes in our critical accounting policies or estimation procedures.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

UATC’s market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. As of June 26, 2008, the Company maintained no debt obligations bearing floating interest rates.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 26, 2008, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 26, 2008, our disclosure controls and procedures were effective.

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

UNITED ARTISTS THEATRE CIRCUIT, INC.

Date: August 11, 2008	By:	/s/ MICHAEL L. CAMPBELL

Michael L. Campbell President and Chairman of the Board (Principal Executive Officer)

Date: August 11, 2008	By:	/s/ AMY E. MILES

Amy E. Miles Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

UNITED ARTISTS THEATRE CIRCUIT, INC.

Exhibit Index

Exhibit No.	Exhibit Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer