Form 10-K
period 2009-01-01
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2009-03-24
CIK 889570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2009

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

The registrant is a wholly owned subsidiary of Regal Entertainment Group. As of June 26, 2008, there were no shares of voting or non-voting common stock held by non-affiliates of the registrant.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I(2).

The number of shares outstanding of $1.00 par value common stock at March 24, 2009 was 100 shares.

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

United Artists became a wholly owned subsidiary of Regal Entertainment Holdings, Inc. (“REH”) through a series of transactions in 2002. REH is a wholly owned subsidiary of Regal Entertainment Group (“REG” or “Regal”) who acquired Regal Cinemas Corporation (“Regal Cinemas”), United Artists and Edwards Theatres, Inc. (“Edwards”) through a series of transactions on April 12, 2002. For a detailed discussion of the transactions resulting in Regal’s acquisition of its subsidiaries, see Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

On August 17, 2005, REH transferred the stock of United Artists to Regal Cinemas, Inc. (“RCI”). As a result, United Artists and its subsidiaries became subsidiaries of RCI.

Our Internet address is www.uatc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, are available free of charge on our Internet website under the heading “Investor Relations” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “Commission”).

The Company manages its business under one reportable segment - theatre exhibition operations.

DESCRIPTION OF BUSINESS

As of January 1, 2009, we operate 596 screens in 68 theatres in 19 states with over 20 million annual attendees for the fifty-three week fiscal year ended January 1, 2009 (“fiscal 2008”). Our theatres are managed by RCI, a wholly owned subsidiary of Regal, pursuant to a management arrangement described below. We operate multi-screen theatres and have an average of 8.8 screens per location. Theatre operations in seven states (New York, California, Mississippi, Florida, Maryland, Texas and Pennsylvania) accounted for approximately 70.6% and 67.8%

of our total theatres and screens, respectively, as of January 1, 2009 and 77.8% of UATC’s theatrical revenue for fiscal 2008.

We have historically upgraded our theatre circuit by retrofitting existing theatres and strategically closing and disposing of under-performing theatres. Approximately 66% of our screens are in theatres with 10 or more screens. As of January 1, 2009, we operate 24 theatres (274 screens) which offer stadium seating, representing 46% of our screens.

The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2008) results in a 53-week fiscal year. For fiscal 2008, we reported total revenues, income from operations and net income of $225.1 million, $12.8 million and $8.4 million, respectively. In addition, we generated $14.9 million of cash flows from operating activities during fiscal 2008.

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

Pursuant to our management agreement with RCI, RCI, through an agreement with National CineMedia, LLC (“National CineMedia”), provides all on-screen and lobby advertising and event services to UATC. We receive a net fee for the use of our theatres for such advertising and event services that is recorded in other revenue. On February 13, 2007, National CineMedia Inc. (“NCM Inc.”), a newly formed entity that serves as the sole manager of National CineMedia, completed an initial public offering, or IPO, of its common stock. In connection with the completion of the IPO, RCI amended and restated its existing exhibitor services agreement (“ESA”) with National CineMedia, whereby in exchange for its pro rata share of the IPO proceeds, RCI agreed to a modification of National CineMedia’s payment obligation under the ESA. The modification extended the term of the ESA to 30 years, provided National CineMedia with a five-year right of first refusal beginning one year prior to the end of the term and changed the basis upon which RCI is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee. On-screen advertising time provided to our beverage concessionaire is provided by National CineMedia under the terms of their agreement with RCI. See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

INDUSTRY OVERVIEW AND TRENDS

The domestic motion picture exhibition industry is a mature business which has historically maintained steady long-term growth in revenues and attendance. Since 1965, total box office revenues have grown at a compound annual growth rate of approximately 5% with annual attendance of approximately 1.4 billion attendees in 2008. Against this background of steady long-term growth in revenues and attendance, the exhibition industry has experienced periodic short-term increases and decreases in attendance and, consequently, box office revenues. We expect the cyclical nature of the domestic motion picture exhibition industry to continue for the foreseeable future.

More recently, the domestic motion picture exhibition industry has experienced increased competition from other methods of delivering films to consumers, including cable television, in-home video and DVD, satellite and pay-per-view services and downloads via the Internet. Traditionally, when motion picture distributors licensed their films to the domestic exhibition industry, they refrained from licensing their products to other delivery channels for a period of time, commonly called the theatrical release window. Over the past several years, the average period between a film’s theatrical release and its in-home video or DVD release has remained relatively stable. Fundamentally, we believe that movie-going is a convenient, affordable and attractively priced form of out-of-home entertainment, which, on an average price per patron basis, continues to compare favorably to other out-of-home entertainment alternatives, such as concerts and sporting events.

We believe a modern megaplex featuring stadium seating is preferred by patrons over a sloped-floor multiplex theatre, the predominant theatre-type built prior to 1996. We believe theatres larger than the current 10 to 18 screen megaplex are not able to generate attractive returns in most locations because of the substantial market suitability requirements to generate a level of profitability similar to the current megaplex format. We also believe that another evolution of theatre formats beyond the current megaplex is unlikely to occur in the foreseeable future.

The domestic motion picture industry is in the process of converting from film-based media to electronic-based media, including the distribution of feature films in a digital format rather than a 35 mm film format. Virtually all entertainment content today can be exhibited digitally. Digital projection produces a consistent state-of-the-art presentation for patrons as there is no degradation of image over the life of a film. We believe that operating a digital theatre circuit will enable us to generate incremental revenue from differentiated motion picture formats such as digital 3D, generate additional revenue from exhibition of specialty content offerings and provide greater flexibility in exhibiting our programming content, which we expect will enhance our capacity utilization. We remain optimistic regarding the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see growing support of 3D film product by the major studios. We have also experienced an increase in alternative content available to us. As directors and producers continue to embrace new technology in their productions, we expect new and innovative content generation to continue.

To that end, on February 12, 2007, Regal, along with AMC Entertainment, Inc. (“AMC”) and Cinemark, Inc. (“Cinemark”) formed Digital Cinema Implementation Partners, LLC (‘‘DCIP’’) to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Travis Reid, the former president and chief executive officer of Loews Theatres, serves as the chief executive officer of DCIP and DCIP has engaged J.P. Morgan Securities Inc. to assist with the review of a business plan for digital cinema and with identifying and evaluating potential financing and capital structure alternatives. Future digital cinema developments will be managed by DCIP, subject to the approval of Regal, AMC and Cinemark. Each of Regal, AMC and Cinemark has an equal ownership and voting interest in DCIP. Recently, DCIP announced the execution of long-term deployment agreements with five film studios. DCIP is continuing to work with the film studios and financial institutions to negotiate and finalize the related financing plans that would provide for a studio-financed conversion to digital projection. Upon completion of the financing, we are prepared to begin converting our existing theatres from 35 mm film projection to digital projection and intend to complete the conversion of our entire circuit in approximately three to four years. Through January 1, 2009, we operated 5 digital 3D screens.

The costs of implementing digital projection in our theatres will be substantially funded by DCIP. DCIP has yet to execute definitive agreements concerning the extent of such funding, but based on current negotiations, we expect that with respect to our existing theatres, allowances from DCIP will cover substantially all of the costs of installing digital projection systems. We expect DCIP to fund allowances through the collection of virtual print fees (“VPFs”) from motion picture studios. We will bear operating and maintenance costs with respect to digital projection systems in our theatres, which we expect to be similar to what we currently spend on our conventional film projectors.

Our ability to implement digital cinema systems in accordance with our plans will depend on the availability of equipment from third-party vendors and on the ongoing negotiation of definitive agreements by DCIP for financing, payment of VPFs by motion picture studios and equipment use agreements with participating exhibitors. We believe that the supply of digital cinema equipment will be sufficient for our needs and that such definitive agreements are likely to be executed during calendar 2009.

THEATRE OPERATIONS

UATC operates 596 screens in 68 theatres in 19 states as of January 1, 2009. We primarily operate multi-screen theatres. Our multi-screen theatre complexes typically feature auditoriums ranging from 100 to 500 seats each. As a result, our theatres appeal to a diverse group of patrons because we offer a wide selection of films and convenient show times. In addition, many of our theatres feature modern amenities such as wall-to-wall screens, digital stereo surround-sound, multi-station concessions stands, computerized ticketing systems, plush stadium seating with cup holders and retractable armrests, enhanced interiors and exteriors, and video game areas adjacent to the theatre lobby.

We believe that our theatre circuit will be further enhanced with the installation of digital projection systems in our theatres. We believe that operating a digital theatre circuit will enable us to generate incremental revenue from differentiated motion picture formats such as digital 3D, generate additional revenue from exhibition of specialty content offerings and provide greater flexibility in exhibiting our programming content, which we expect will enhance our capacity utilization.

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

The following table details the number of locations and theatre screens in our theatre circuit ranked by the number of locations in each state as of January 1, 2009:

State	Locations	Number of Screens
New York	15	110
California	9	75
Mississippi	7	56
Florida	5	44
Maryland	4	46
Texas	4	45
Pennsylvania	4	28
New Jersey	3	31
Colorado	2	24
Arizona	2	21
Indiana	2	19
Nevada	2	18
North Carolina	2	17
Louisiana	2	16
Michigan	1	14
Arkansas	1	12
Virginia	1	10
Massachusetts	1	6
Georgia	1	4
Total	68	596

We have implemented a best management practices program across all of our theatres, including daily, weekly and monthly management reports generated for each individual theatre, as well as maintaining active communication between the theatres, divisional management and corporate management. We use these management reports and communications to closely monitor admissions and concessions revenues as well as accounting, payroll and workforce information necessary to manage our theatre operations effectively and efficiently.

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

Film Rental Fees.  Film licenses typically specify rental fees or formulas by which rental fees may be calculated. The primary formulas used are the “sliding scale” formula, a “firm term” formula and a “review or settlement”. Under a sliding scale formula, the distributor receives a percentage of the box office receipts using a pre-determined and mutually agreed upon film rental template. This formula establishes film rental predicated on box office performance and is the predominant formula used by us to calculate film rental fees. Under the firm term formula, the exhibitor and distributor agree prior to the exhibition of the film on a specified percentage of the box office receipts to be remitted to the distributor. Lastly, under the review or settlement method, the exhibitor and distributor negotiate a percentage of the box office receipts to be remitted to the distributor upon completion of the theatrical engagement. These negotiations typically involve the use of historical settlements or past precedent.

Duration of Film Licenses.  The duration of our film licenses are negotiated with our distributors on a case-by-case basis. The terms of our license agreements depend on performance of each film. Marketable movies that are expected to have high box office admissions revenues will generally have longer license terms than movies with more uncertain performance and popularity.

Relationship with Distributors.  Many distributors provide quality first-run movies to the motion picture exhibition industry. For the year ended January 1, 2009, ten major film distributors accounted for 93% of our admissions revenues. Six of the ten major film distributors each accounted for more than 10% of fiscal 2008 admissions revenues. No single film distributor accounted for more than 20% of fiscal 2008 admissions revenues. We license films from each of the major distributors and believe that our relationships with these distributors are good. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and popularity of films that each one distributes.

CONCESSIONS

In addition to box office admissions revenues, we generated approximately 27.6% of our total revenues from concessions sales during fiscal 2008. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by optimizing product mix, introducing special promotions from time to time and offering employee training and incentive programs to up-sell and cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. RCI, pursuant to its management agreement, negotiates directly with manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.

COMPETITION

The motion picture exhibition industry is highly competitive. Motion picture exhibitors generally compete on the basis of the following competitive factors:

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

We also compete with other motion picture distribution channels, including home video and DVD, cable television, broadcast television and satellite and pay-per-view services. Other technologies such as video on demand could also have an adverse effect on our business and results of operations. Traditionally, when motion picture distributors licensed their products to the domestic exhibition industry, they refrained from licensing their motion pictures to these other distribution channels for a period of time, commonly called the theatrical release window. We believe that the theatrical release window has been stable over the past five to six years. However, we believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window during our film licensing decisions. In addition, we compete for the public’s leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theatre and restaurants.

MARKETING AND ADVERTISING

Currently, film distributors organize and finance multimedia advertising campaigns for major film releases. To market our theatres, we utilize advertisements, including radio advertising, and movie schedules published in newspapers and over the Internet informing our patrons of film selections and show times. Newspaper advertisements are typically displayed in a single grouping for all of our theatres located in a newspaper’s circulation area. In some of our markets, we employ special marketing programs for specific films and concessions items.

We participate in a frequent moviegoer loyalty program sponsored by REG, named the Regal Crown Club®, in all of our markets. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our participating theatres. In addition, we seek to develop patron loyalty through a number of other marketing programs such as free summer children’s film series, cross-promotional ticket redemptions and promotions within local communities. We offer these programs only in selected markets. We plan to use these programs in markets where we believe patron loyalty can be further enhanced, and we will continue to evaluate our markets on a case-by-case basis to determine the suitability of these programs in individual regions.

MANAGEMENT INFORMATION SYSTEMS

We make extensive use of information technology (“IT”) for the management of our business, our theatres, and other revenue generating operations. The revenue streams generated by attendance and concession sales are fully supported by information systems to monitor cash flow and to detect fraud and inventory shrinkage. We have implemented software and hardware solutions which provide for enhanced capabilities and efficiency within our theatre operations.  These solutions have enabled us to sell gift cards at various major retailers, grocery stores and mass discounters and to redeem those gift cards at our theatre box offices and concession stands.  We continue to expand our ability to sell tickets remotely by using our Internet ticketing partner, Fandango.com, and by deploying self-service customer activated terminals (“CATs”) in appropriate theatres. The CATs can sell tickets for current and future shows and provide the capability to retrieve tickets purchased through Fandango.com.  We continue to investigate and invest in IT to improve services to our patrons and provide information to our management, allowing them to operate the theatres efficiently.

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

EMPLOYEES

As of February 10, 2009, we employed approximately 2,161 persons.  Film projectionists at certain of the Company’s theatres in the New York market are covered by two collective bargaining agreements. The Company considers its employee relations to be good.

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

We have substantial lease obligations. For fiscal 2008, our total rent expense was approximately $38.7 million. As of January 1, 2009, we had total contractual cash obligations of approximately $265.1 million. For a detailed discussion of our contractual cash obligations and other commercial commitments over the next several years, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” provided in Part II, Item 7 of this Form 10-K below.

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

Generally, stadium seating found in modern megaplex theatres is preferred by patrons over slope-floored multiplex theatres, which were the predominant theatre-type built prior to 1996. As of January 1, 2009, approximately 54% of our screens were located in theatres that are sloped-floored multiplex theatres. These theatres may be more vulnerable to competition than our modern megaplex theatres, and should other theatre operators choose to build and operate modern megaplex theatres in these markets, the performance of our theatres in these markets may be significantly and negatively impacted. In addition, should other theatre operators return to the aggressive building strategies undertaken in the late 1990’s, our attendance, revenue and income from operations per screen could decline substantially.

We depend on motion picture production and performance.

Our ability to operate successfully depends upon the availability, diversity and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. We license first-run motion pictures, the success of which have increasingly depended on the marketing efforts of the major studios. Poor performance of, or any disruption in the production of (including by reason of a strike or lack of adequate financing) these motion pictures, or a reduction in the marketing efforts of the major studios, could hurt our business and results of operations. In addition, a change in the type and breadth of movies offered by studios may adversely affect the demographic base of moviegoers.

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

The film distribution business is highly concentrated, with ten major film distributors accounting for 93% of our admissions revenues during fiscal 2008. Our business depends on maintaining good relations with these distributors. In addition, we are dependent on our ability to negotiate commercially favorable licensing terms for first-run films. A deterioration in our relationship with any of the ten major film distributors could affect our ability to negotiate film licenses on favorable terms or our ability to obtain commercially successful films and, therefore, could hurt our business and results of operations.

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

We depend on consumers voluntarily spending discretionary funds on leisure activities. Motion picture theatre attendance may be affected by prolonged negative trends in the general economy that adversely affect consumer spending, such trends resulting from terrorist attacks on, or wars or threatened wars involving, the United States.  During 2008, many economists determined that the U.S. economy has entered into a recession as a result of the deterioration in the credit markets and the related financial crisis, as well as a variety of other factors.  Continued reduction in consumer confidence or disposable income in general may affect the demand for motion pictures or severely impact the motion picture production industry, which, in turn, could adversely affect our operations.

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system has had, and may continue to have, an impact on our business and our financial condition.

In addition, the global financial crisis may present significant challenges for the Company if conditions in the financial markets do not improve or continue to worsen. For example, our ability to access capital markets may be severely restricted at times when the implementation of our business strategy may require us to do so, which could have an impact on our flexibility to react to changing economic and business conditions. Also, deteriorating conditions in the global credit markets could negatively impact our business partners which may impact film production, the development of new theatres or the enhancement of existing theatres, including delaying the deployment of new projection and other technologies to our theatres. All of these factors could adversely affect our financial condition and results of operations.

Item 1B. UNRESOLVED STAFF COMMENTS

As of January 1, 2009, there are no unresolved comments from the Commission staff regarding any of our periodic or current reports filed under the Exchange Act.

Item 2.  PROPERTIES

As of January 1, 2009, we operated 66 of our theatres pursuant to lease agreements and owned the land and buildings for 2 theatres. For a list of the states in which we operated theatres and the number of theatres and screens operated in each such state as of January 1, 2009, please see the chart under Part I, Item 1 of this Form 10-K under the caption “Business—Theatre Operations”, which is incorporated herein by reference.

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

Of the 68 owned and leased theatres, one theatre with nine screens is held by a corporation, owned 51% by UATC.  The remaining owned and leased theatres are held directly by UATC or its wholly owned subsidiaries.

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

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 24, 2009, UATC’s common stock is held entirely by the Parent.  There is no established public trading market for the Company’s common stock.  During 2005, UATC effected two cash dividends totaling approximately $32.3 million to the Parent. UATC’s ability to pay dividends is restricted by the terms of the Participation Agreement entered into in connection with the 1995 sale and leaseback transaction described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 6.  SELECTED FINANCIAL DATA

Under the reduced disclosure format permitted by General Instruction I(2) of Form 10-K for wholly owned subsidiaries, the information otherwise required by this item has been omitted.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of UATC for the fiscal years ended January 1, 2009, December 27, 2007 and December 28, 2006. The following discussion and analysis should be read in conjunction with the consolidated financial statements of UATC and the notes thereto included elsewhere in this Form 10-K.

Overview and Basis of Presentation

As of January 1, 2009, we operate 596 screens in 68 theatres in 19 states with over 20 million annual attendees during fiscal 2008.  The theatres we operate are managed by RCI, a wholly owned subsidiary of Regal, pursuant to a management arrangement described below.  We primarily operate multi-screen theatres and have an average of 8.8 screens per location. Theatre operations in seven states (New York, California, Mississippi, Florida, Maryland, Texas and Pennsylvania) accounted for approximately 70.6% and 67.8% of our total theatres and screens, respectively, as of January 1, 2009 and 77.8% of our theatrical revenue for fiscal 2008.  The Company manages its business under one reportable segment: theatre exhibition operations.

United Artists became a wholly owned subsidiary of REH through a series of transactions in 2002.  REH is a wholly owned subsidiary of Regal who acquired Regal Cinemas, United Artists and Edwards through a series of transactions on April 12, 2002.  For a detailed discussion of the transactions resulting in Regal’s acquisition of its subsidiaries, see Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. On August 17, 2005, REH transferred the stock of United Artists to RCI. As a result, United Artists and its subsidiaries became subsidiaries of RCI.

We generate revenues primarily from admissions and concession sales. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of our theatres and vendor marketing programs.  In addition, National CineMedia provides us with a theatre access fee associated with revenues generated from its sale of on-screen advertising, rental of theatres for business meetings and concerts and other events pursuant to its arrangements with RCI (described in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K). Film rental costs depend on a variety of factors including the prospects of a film, the popularity and box office revenues of a film and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

On February 12, 2007, Regal, along with AMC and Cinemark, formed DCIP, to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Future digital cinema developments will be managed by DCIP, subject to the approval of Regal, AMC and Cinemark. Each of Regal, AMC and Cinemark has an equal ownership and voting interest in DCIP. Recently, DCIP announced the execution of long-term deployment agreements with five film studios. DCIP is continuing to work with film studios and financial institutions to negotiate and finalize the related financing plans that would provide for a studio-financed conversion to digital projection. Upon completion, we are prepared to begin converting our existing theatres from 35 mm film projection to digital projection and intend to complete the conversion of our entire circuit in approximately three to four years.

On June 30, 2007, UATC acquired the remaining partnership interest in two of its subsidiaries for an aggregate purchase price of $1.1 million, which resulted in a loss of $0.2 million.  The loss was recorded in the accompanying consolidated statement of operations as a component of “Other, net.”

In order to provide a meaningful basis of comparing the fiscal years ended January 1, 2009, December 27, 2007 and December 28, 2006 for purposes of the following tables and discussion, the operating results for the fifty-three weeks ended January 1, 2009 (“Fiscal 2008 Period”) are compared to the fifty-two weeks ended December 27, 2007 (“Fiscal 2007 Period”) and the fifty-two weeks ended December 28, 2006 (“Fiscal 2006 Period”).

For a summary of other industry trends as well as other risks and uncertainties relevant to the Company, see “Business-Industry Overview and Trends” and “Risk Factors.”

Results of Operations

Based on our review of industry sources, national box office revenues for calendar year 2008 were estimated to have decreased slightly in comparison to that of calendar year 2007. The industry’s box office results were negatively impacted by difficult comparisons generated by high profile films released during 2007, including Spider-Man 3, Transformers, Pirates of the Caribbean: At World’s End, Shrek the Third and Harry Potter & the Order of The Phoenix, largely offset by ticket price increases and strong attendance from 2008 film releases, such as The Dark Knight, and films outside the 15 highest grossing pictures.

Our total revenues for the Fiscal 2008 Period were $225.1 million, consisting of $155.3 million of admissions revenues, $62.2 million from concessions revenues and $7.6 million of other operating revenues, and represented a 1.7% decrease over total revenues of $229.1 million for the Fiscal 2007 Period.

During the Fiscal 2008 Period, total admissions revenues decreased $2.0 million, or 1.3%, to $155.3 million, from $157.3 million for the Fiscal 2007 Period.  The decline in the Company’s total revenues was attributable to a 4.8% decrease in attendance resulting primarily from the continued aging of our theatres

(approximately 54% of our screens are located in older, sloped floor multiplexes) and to a lesser extent, a decline in industry attendance during the Fiscal 2008 Period.  These factors were partially offset by the impact of the timing of the Fiscal 2008 Period calendar, which consisted of fifty-three weeks compared to the fifty-two weeks during the Fiscal 2007 Period. The additional week of operations was the week between Christmas and New Years, a traditionally high attendance and revenue week for the Company and the industry. The additional week of operations was significant in that it accounted for approximately 0.8 million attendees, or 4.0%, of the Fiscal 2008 Period total attendance and contributed to approximately $5.7 million, or 3.7%, of the Fiscal 2008 Period total admissions revenues.  The Fiscal 2008 Period admissions revenues were also favorably impacted by a 3.7% increase in average ticket prices.  Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors including general inflationary trends and local market conditions) along with the mix of film product exhibited during the Fiscal 2008 Period were the primary drivers of the increase in our Fiscal 2008 Period average ticket price.

On a ‘comparable screen’ basis (i.e., excluding the effect of the impact of week 53 during the Fiscal 2008 Period), attendance for the Fiscal 2008 period was approximately 19.3 million, a 8.1% decrease from the Fiscal 2007 Period and admissions revenues for the Fiscal 2008 period was approximately $149.6 million, a decrease of 4.9% from the Fiscal 2007 Period.  These declines were primarily a result of the continued aging of our theatres and the decline in attendance among the top tier films exhibited during the Fiscal 2008 Period, partially offset by a 3.6% increase in comparable screen average ticket prices.

In addition, during the Fiscal 2008 Period, on a comparable screen basis, we experienced a decrease in total concessions revenues and a slight increase in other operating revenues.  The decline in total concessions revenues on a comparable screen basis was primarily a result of the decrease in attendance discussed above during the Fiscal 2008 Period in comparison to the Fiscal 2007 Period.  Average concessions revenues per patron during the Fiscal 2008 Period was positively impacted by price increases effected during the Fiscal 2008 Period.  The increase in other operating revenues for the Fiscal 2008 Period was primarily attributable to increases in revenues related to National CineMedia revenues and other theatre revenues.

On a comparable screen basis, during the Fiscal 2008 Period, income from operations decreased $0.2 million, or 2.0%, from the Fiscal 2007 Period.  The decrease in income from operations on a comparable screen basis during the Fiscal 2008 Period was primarily attributable to a reduction in admissions and concessions revenues, partially offset by increases in other operating revenues and a decrease in various operating expense items including the net loss on disposal and impairment of operating assets.  The Company reported net income of $8.4 million in the Fiscal 2008 Period compared to net income of $11.5 million in the Fiscal 2007 Period. The decrease in net income was primarily due to the decrease in operating income, the $7.0 million gain ($4.2 million after related tax effects) recorded in connection with the sale of the Company’s equity interest in Fandango, Inc. (“Fandango”) during the Fiscal 2007 Period, a decrease in interest income and a $0.2 million loss resulting from the purchase of the partnership interest in two of our subsidiaries during the Fiscal 2007 Period.

We are optimistic regarding the breadth of the 2009 film slate and the timing of the release schedule and share the view of a number of film studio executives who believe the industry is poised to benefit from a year of solid box office performance. Evidenced by the film studios’ continued efforts to promote and market upcoming film releases, 2009 appears to be another year of high-profile releases such as Monsters vs. Aliens (3D), Hannah Montana: The Movie, X-Men Origins: Wolverine, Angels & Demons, Night at the Museum: Battle of the Smithsonian, Terminator Salvation, Up (3D), Transformers: Revenge of the Fallen, Ice Age: Dawn of the Dinosaurs (3D), Harry Potter and the Half-Blood Prince and Avatar (3D).

With respect to capital expenditures, subject to the timing of certain construction projects, we expect capital expenditures to be in the range of $4.0 million to $8.0 million for fiscal 2009, consisting of expansion of existing theatre facilities, upgrades and replacements.

Overall for the fiscal 2009 year, we expect to benefit from modest increases in ticket prices and average concessions per patron. In addition, we expect fiscal 2009 admissions and concessions revenues to be supported by our continued focus on efficient theatre operations, however, the continued aging of our theatres and closures of underperforming screens could offset increases in industry box office and concessions per patron. For an understanding of the significant factors that influenced our performance during the past three fiscal years, the preceding and following discussion should be read in conjunction with the consolidated financial statements and the notes thereto presented in this Form 10-K.

The following table sets forth the percentage of total revenues represented by certain items reflected in UATC’s consolidated statements of operations for the Fiscal 2008 Period, the Fiscal 2007 Period and the Fiscal 2006 Period:

	Fiscal 2008 Period	Fiscal 2007 Period	Fiscal 2006 Period
Revenues:
Admissions	69.0%	68.7%	68.8%
Concessions	27.6	28.1	27.4
Other operating revenues	3.4	3.2	3.8
Total revenues	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	35.4	35.7	35.2
Cost of concessions	3.8	3.9	4.1
Other operating expenses	41.1	40.9	41.5
Sale and leaseback rentals	6.6	6.5	6.3
General and administrative expenses (including share-based compensation expense of $0.2 million for the Fiscal 2006 Period)	3.0	3.0	3.1
Depreciation and amortization	4.4	4.6	4.9
Net loss on disposal and impairments of operating assets	—	1.0	0.5
Total operating expenses	94.3	95.6	95.6
Income from operations	5.7%	4.4%	4.4%

Revenues

The following table summarizes revenues and revenue-related data for the Fiscal 2008 Period, the Fiscal 2007 Period and the Fiscal 2006 Period (in millions, except averages):

	Fiscal 2008 Period	Fiscal 2007 Period	Fiscal 2006 Period
Admissions	$155.3	$157.3	$163.9
Concessions	62.2	64.5	65.3
Other operating revenues	7.6	7.3	9.1
Total revenues	$225.1	$229.1	$238.3
Attendance	20.0	21.0	23.1
Average ticket price (1)	$7.77	$7.49	$7.10
Average concessions per patron (2)	$3.11	$3.07	$2.83

(1)  Calculated as admissions revenue/attendance.

(2)  Calculated as concessions revenue/attendance.

Admissions

During the Fiscal 2008 Period, total admissions revenues decreased $2.0 million, or 1.3%, to $155.3 million, from $157.3 million for the Fiscal 2007 Period.  The decline in the Company’s total revenues was attributable to a 4.8% decrease in attendance resulting primarily from the continued aging of our theatres (approximately 54% of our screens are located in older, sloped floor multiplexes) and to a lesser extent, a decline in industry attendance during the Fiscal 2008 Period.  These factors were partially offset by the impact of the timing of the Fiscal 2008 Period calendar, which consisted of fifty-three weeks compared to the fifty-two weeks during the Fiscal 2007 Period. The additional week of operations was the week between Christmas and New Years, a traditionally high attendance and revenue week for the Company and the industry. The additional week of operations was significant in that it accounted for approximately 0.8 million attendees, or 4.0%, of the Fiscal 2008 Period total attendance and contributed to approximately $5.7 million, or 3.7%, of the Fiscal 2008 Period total admissions revenues.  The Fiscal 2008 Period admissions revenues were also favorably impacted by a 3.7% increase in average ticket prices.  Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors including general inflationary trends and local market conditions) along with the mix of film product exhibited during the Fiscal 2008 Period were the primary drivers of the increase in our Fiscal 2008 Period average ticket price.

On a ‘comparable screen’ basis (i.e., excluding the effects of the impact of week 53 during the Fiscal 2008 Period), attendance for the Fiscal 2008 period was approximately 19.3 million, a 8.1% decrease from the Fiscal 2007 Period and admissions revenues for the Fiscal 2008 period was approximately $149.6 million, a decrease of 4.9% from the Fiscal 2007 Period.  These declines were primarily a result of the continued aging of our theatres and the decline in attendance among the top tier films exhibited during the Fiscal 2008 Period, partially offset by a 3.6% increase in comparable screen average ticket prices.

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

Concessions

During the Fiscal 2008 Period, total concessions revenues decreased $2.3 million, or 3.6%, to $62.2 million, from $64.5 million for the Fiscal 2007 Period.  On a comparable screen basis, total concessions revenues for the Fiscal 2008 Period declined by approximately $4.6 million, or 7.1%, from the Fiscal 2007 Period.  The decline in total concessions revenues on a comparable screen basis was primarily a result of the decrease in attendance discussed above during the Fiscal 2008 Period in comparison to the Fiscal 2007 Period.  Average concessions revenues per patron during the Fiscal 2008 Period was positively impacted by price increases effected during the Fiscal 2008 Period.

Total concessions revenues decreased $0.8 million, or 1.2%, to $64.5 million for the Fiscal 2007 Period from $65.3 million for the Fiscal 2006 Period.  The decrease in concessions revenues in the Fiscal 2007 Period was primarily due to the aforementioned Fiscal 2007 Period decrease in attendance, partially offset by a 8.5% increase in the Fiscal 2007 Period average concessions revenues per patron.  The growth in average concessions revenues per patron for the Fiscal 2007 Period was primarily attributable to price increases, concession-friendly films exhibited during the Fiscal 2007 Period, such as Spider-Man 3, Transformers, Pirates of the Caribbean: At World’s End, Shrek the Third, Harry Potter & the Order of The Phoenix and Ratatouille and a favorable mix of concession products sold during the Fiscal 2007 Period.

Other Operating Revenues

Total other operating revenues increased $0.3 million, or 4.1%, to $7.6 million for the Fiscal 2008 Period, from $7.3 million for the Fiscal 2007 Period.  Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for on-screen advertising time provided to our beverage concessionaire), marketing revenues from our vendor marketing programs and other theatre revenues.  Such increase was primarily attributable to increases in revenues related to National CineMedia revenues and other theatre revenues.

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

Operating Expenses

The following table summarizes certain operating expenses for the Fiscal 2008 Period, the Fiscal 2007 Period and the Fiscal 2006 Period (dollars in millions):

	Fiscal 2008 Period		Fiscal 2007 Period		Fiscal 2006 Period
	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs (1)	79.6	51.3	81.9	52.1	83.9	51.2
Cost of concessions (2)	8.6	13.8	9.0	14.0	9.8	15.0
Other theatre operating expenses (3)	92.5	41.1	93.7	40.9	98.9	41.5
Sale and leaseback rentals (3)	14.8	6.6	14.9	6.5	15.0	6.3
General and Administrative expenses (3)	6.8	3.0	6.9	3.0	7.5	3.1

(1)  Percentage of revenues calculated as a percentage of admissions revenues.

(2)  Percentage of revenues calculated as a percentage of concessions revenues.

(3)  Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues decreased to 51.3% during the Fiscal 2008 Period as compared to 52.1% in the Fiscal 2007 Period.  The decrease in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2008 Period was primarily the result of a lower percentage of box office revenues generated by the top tier films exhibited during the Fiscal 2008 Period and a decline in advertising expense during the period.

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

Cost of Concessions

Cost of concessions decreased $0.4 million, or 4.4%, during the Fiscal 2008 Period as compared to the Fiscal 2007 Period.  During the Fiscal 2008 Period, cost of concessions as a percentage of concessions revenues decreased 20 basis points to 13.8% from 14.0% in the Fiscal 2007 Period.  On a comparable screen basis, cost of concessions declined $0.7 million, or 7.8%, during the Fiscal 2008 Period as compared to the Fiscal 2007 Period.  On a comparable screen basis, the decrease in cost of concessions during the Fiscal 2008 Period was primarily related to a change in a vendor marketing program, partially offset by slightly higher food costs.  On a comparable screen basis, cost of concessions as a percentage of concessions revenues decreased 10 basis points to 13.9% during the Fiscal 2008 Period as compared to 14.0% in the Fiscal 2007 Period.

During the Fiscal 2007 Period, cost of concessions as a percentage of concessions revenues decreased to 14.0% as compared to 15.0% in the Fiscal 2006 Period. The decrease in the cost of concessions as a percentage of concessions revenues during the Fiscal 2007 Period was primarily related to increases in concession prices, coupled with the mix of concession products sold during such periods.

Other Theatre Operating Expenses

Other theatre operating expenses decreased $1.2 million, or 1.3%, to $92.5 million in the Fiscal 2008 Period, from $93.7 million in the Fiscal 2007 Period.  Such decrease was primarily due to the aforementioned Fiscal 2008 Period decrease in attendance, partially offset by the impact of the fifty-three weeks of operations during the Fiscal 2008 Period. Other theatre operating expenses as a percentage of total revenues increased to 41.1% in the Fiscal 2008 Period as compared to 40.9% in the Fiscal 2007 Period. The increase in other theatre operating expenses as a percentage of total revenues in the Fiscal 2008 Period was primarily attributable to decreasing revenues coupled with the fixed nature of various theatre operating expenses. On a comparable screen basis, during the Fiscal 2008 Period, other theatre operating expenses decreased $2.6 million, or 2.8%, from the Fiscal 2007 Period.  The decrease in other theatre operating expenses on a comparable screen basis during the Fiscal 2008 Period was primarily attributable to the decrease in attendance and decreases in non-rent occupancy costs.

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

Sale and Leaseback Rentals

Sale and leaseback expenses decreased $0.1 million, or 0.7%, to $14.8 million for the Fiscal 2008 Period, from $14.9 million in the Fiscal 2007 Period.  See Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of sale and leaseback transactions.

Sale and leaseback expenses decreased $0.1 million, or 0.7%, to $14.9 million for the Fiscal 2007 Period, from $15.0 million in the Fiscal 2006 Period.  See Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of sale and leaseback transactions.

General and Administrative Expenses

General and administrative expenses decreased $0.1 million, or 1.4%, to $6.8 million during the Fiscal 2008 Period as compared to $6.9 million in the Fiscal 2007 Period.  As a percentage of total revenues, general and administrative expenses of 3.0% during the Fiscal 2008 Period were consistent with that of the Fiscal 2007 Period.  Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC.  The slight decrease in general and administrative expenses during the Fiscal 2008 Period was primarily attributable to the reduction in management fee costs incurred during the Fiscal 2008 Period resulting from the decrease in total revenues during the Fiscal 2008 Period.

During the Fiscal 2007 Period, general and administrative expenses decreased $0.6 million, or 8.0%, to $6.9 million, from $7.5 million in the Fiscal 2006 Period.  As a percentage of total revenues, general and administrative expenses decreased to 3.0% in the Fiscal 2007 Period from 3.1% in the Fiscal 2006 Period.   Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC.  The decrease in general and administrative expenses during the Fiscal 2007 Period compared to the Fiscal 2006 Period was primarily attributable to the reduction in management fee costs incurred during the Fiscal 2007 Period resulting from the decrease in total revenues during the Fiscal 2007 Period, and to a lesser extent, the reduction in share-based compensation expense during the Fiscal 2007 Period as further described in Note 9 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Depreciation and Amortization

For the Fiscal 2008 Period, depreciation and amortization decreased $0.5 million, or 4.8%, to $10.0 million, from $10.5 million in the Fiscal 2007 Period.  Such decrease was primarily due to a larger number of fully depreciated assets as of the end of the Fiscal 2008 Period, partially offset by the impact of the fifty-three weeks of operations during the Fiscal 2008 Period.  On a comparable screen basis, depreciation and amortization decreased $0.7 million, or 6.7%, during the Fiscal 2008 Period as compared to the Fiscal 2007 Period.  On a comparable screen basis, the decrease in depreciation and amortization expense during the Fiscal 2008 Period was primarily related to a larger number of fully depreciated assets as of the end of the Fiscal 2008 Period.

Depreciation and amortization decreased $1.1 million, or 9.5%, to $10.5 million during the Fiscal 2007 Period, from $11.6 million in the Fiscal 2006 Period.  The decrease in depreciation and amortization expense during the Fiscal 2007 Period was primarily due to the closure of 49 underperforming screens during the Fiscal 2007 Period.

Income from Operations

Income from operations totaled $12.8 million during the Fiscal 2008 Period, which represents an increase of $2.8 million, or 28.0%, from $10.0 million in the Fiscal 2007 Period. On a comparable screen basis, during the Fiscal 2008 Period, income from operations decreased $0.2 million, or 2.0%, from the Fiscal 2007 Period.  On a comparable screen basis, the decrease in income from operations during the Fiscal 2008 Period was primarily attributable to a reduction in admissions and concessions revenues, partially offset by increases in other operating revenues and a decrease in various operating expense items including the net loss on disposal and impairment of operating assets.

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

Interest Income, Net

During the Fiscal 2008 Period, net interest income decreased $1.2 million, or 75.0%, to $0.4 million, from $1.6 million in the Fiscal 2007 Period.  The decrease in net interest income during the Fiscal 2008 Period was principally due to a lower average cash balance outstanding and a decline in our average interest rate during this time period.

During the Fiscal 2007 Period, net interest income increased $1.0 million to $1.6 million, from $0.6 million in the Fiscal 2006 Period.  The increase in net interest income during the Fiscal 2007 Period was primarily due to interest earned on the higher outstanding cash balance during the Fiscal 2007 Period.

Income Taxes

The provision for income taxes decreased $1.2 million, or 17.6%, to $5.6 million for the Fiscal 2008 Period, from $6.8 million for the Fiscal 2007 Period.  Accordingly, the effective tax rate was 40.0% and 37.2% for the Fiscal 2008 and Fiscal 2007 Periods, respectively.  The increase in the effective tax rate was primarily attributable to the recognition of a tax benefit in the Fiscal 2007 Period relative to net operating losses that had not been previously recognized.  The effective tax rate for each period reflects the impact of certain non-deductible expenses.

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

Net Income

During the Fiscal 2008 Period, net income totaled $8.4 million, which represents a decrease of $3.1 million, from net income of $11.5 million in the Fiscal 2007 Period.  The decrease in net income for the Fiscal 2008 Period as compared to the Fiscal 2007 Period was primarily attributable to the decrease in operating income, the $7.0 million gain ($4.2 million after related tax effects) recorded in connection with the sale of our equity interest in Fandango during the Fiscal 2007 Period, a decrease in interest income and a $0.2 million loss resulting from the purchase of the partnership interest in two of our subsidiaries during the Fiscal 2007 Period.

Net income totaled $11.5 million during the Fiscal 2007 Period, which represents an increase of $5.3 million, from $6.2 million in the Fiscal 2006 Period.  The increase in net income for the Fiscal 2007 Period was primarily attributable to a $7.0 million gain ($4.2 million after related tax effects) resulting from transactions completed in connection with the sale of our equity interest in Fandango, coupled with an increase in interest income and a decrease in income taxes, partially offset by a decrease in operating income described above and a $0.2 million loss resulting from the purchase of the partnership interest in two of our subsidiaries during the Fiscal 2007 Period.

Cash Flows

The following table summarizes certain cash flow data for the Fiscal 2008 Period, the Fiscal 2007 Period, and the Fiscal 2006 Period (dollars in millions):

	Fiscal 2008 Period	Fiscal 2007 Period	Fiscal 2006 Period
Net cash provided by operating activities	$14.9	$12.2	$16.1
Net cash provided by (used in) investing activities	(4.0)	2.5	(4.1)
Net cash used in financing activities	(8.2)	(4.3)	(3.8)
Net increase in cash and cash equivalents	$2.7	$10.4	$8.2

Fiscal 2008 Period Compared to Fiscal 2007 Period

Net cash flows provided by operating activities increased by approximately $2.7 million to approximately $14.9 million for the Fiscal 2008 Period.  The net increase in net cash flows provided by operating activities for the Fiscal 2008 Period was primarily attributable to the decrease in deferred income tax benefit of approximately $6.8 million resulting from the transactions completed between REG and National CineMedia in connection with the IPO of NCM Inc. (see Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion) partially offset by a $3.7 million decrease in changes in operating assets and liabilities.  The net decrease in the changes in operating assets and liabilities and other working capital items was primarily related to the timing of certain vendor payments, income tax payments and other liabilities in the Fiscal 2008 Period.

Net cash flows used in investing activities were approximately $4.0 million for the Fiscal 2008 Period compared to net cash flows provided by investing activities of approximately $2.5 million for the Fiscal 2007 Period.  Contributing to the increase in cash flows used in investing activities was incremental capital expenditures of approximately $1.0 million, coupled with the $0.5 million in partnership distributions during the Fiscal 2008 Period, the impact of the additional $6.1 million of proceeds received in connection with the sale of the Company’s equity interest in Fandango and the $0.3 million in dividends received during the Fiscal 2007 Period, partially offset by the $1.1 million purchase of partnership interests during the Fiscal 2007 Period and the increase in proceeds from the disposition of assets of approximately $0.3 million during the Fiscal 2008 Period as compared to the Fiscal 2007 Period.

Net cash flows used in financing activities were approximately $8.2 million for the Fiscal 2008 Period compared to cash flows used in financing activities of approximately $4.3 million for the Fiscal 2007 Period. The net increase in cash flows used in financing activities during the Fiscal 2008 Period was primarily attributable to the decrease of $0.4 million in excess tax benefits from share based payment arrangements and the net increase in the change in the related party receivable of $3.5 million during the Fiscal 2008 Period as compared to the Fiscal 2007 Period.

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

Liquidity and Capital Resources

Our revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit card at the point of sale. Our operating expenses are primarily related to film and advertising costs, rent and occupancy, and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues and the cost of the Company’s concessions are generally paid to vendors approximately 30 to 35 days from purchase.  Our current liabilities generally include items that will become due within twelve months.

In addition, from time to time, we may use cash from operations to fund dividends to our Parent in excess of net income and cash flows from operating activities less cash flows from investing and financing activities. As a result, at any given time, our balance sheet may reflect a working capital deficit.

We fund the cost of capital expenditures through internally generated cash flows and cash on hand. Our capital requirements have historically arisen principally in connection with retrofitting existing theatres, upgrading the Company’s theatre facilities (including digital 3D screens) and replacing equipment.  The costs of implementing digital projection in our theatres will be substantially funded by DCIP. DCIP and its members have yet to execute definitive agreements concerning the extent of such funding, but based on current negotiations, we expect DCIP to fund the implementation of digital projection through virtual print fees from motion picture studios. We will bear operating and maintenance costs with respect to digital projection systems in our theatres, which we expect to be similar to what we currently spend on our conventional film projectors. Should the conversion process to digital cinema rapidly accelerate and the major studios not cover the cost of the conversion as expected, we may have to incur additional capital expenditures associated with this potential change. The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets.  We currently expect capital expenditures for theatre expansion, upgrading and replacements to be in the range of $4.0 million to $8.0 million in fiscal year 2009. During the Fiscal 2008 Period, we invested an aggregate of approximately $4.7 million in capital expenditures.

During the year ended December 27, 2007, the Company sold its equity interest in Fandango for proceeds of $7.0 million.  As a result of this transaction, the Company recognized a gain on the sale of approximately $7.0 million ($4.2 million after tax).  In addition, during the year ended January 1, 2009, the Company received an additional $0.9 million of sale proceeds related to Fandango.  Accordingly, the Company recognized an additional gain of $0.9 million ($0.6 million after tax) during the year ended January 1, 2009.

Contractual Cash Obligations and Commitments

The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases, including leases that are subject to sale and leaseback transactions, as further described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.  Other than operating leases which are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing.  As of January 1, 2009, the Company’s estimated contractual cash obligations over the next several periods are as follows (dollars in millions):

	Payments Due By Period
Contractual cash obligations	Total	Current	13-36 Months	37-60 Months	After 60 Months
Capital lease obligations, including interest (1)	$2.7	$0.2	$0.8	$0.8	$0.9
Purchase commitments (2)	1.8	1.4	0.4	—	—
Operating leases (3)	260.6	39.0	70.9	59.7	91.0
Total contractual cash obligations	$265.1	$40.6	$72.1	$60.5	$91.9

(1)           The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of January 1, 2009.  Future interest payments are calculated based on interest rates implicit in the underlying leases, which have an interest rate of 10.0%, maturing in 2016. Refer to Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our capital lease obligations.

(2)           Includes estimated capital expenditures to which we were committed as of January 1, 2009, including improvements associated with existing theatres and the estimated cost of ADA related betterments.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. We evaluate and modify on an ongoing basis such estimates and assumptions, which include those related to film costs, property and equipment, goodwill and income taxes as well as others discussed in Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ materially from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as in the notes to the consolidated financial statements, if applicable, where such estimates, assumptions, and accounting policies affect our reported and expected results. Management has discussed the development and selection of its critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed our related disclosures herein.

We believe the following accounting policies are critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•                  Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” specifies that goodwill and indefinite-lived intangible assets will be subject to an annual impairment assessment. Based on our annual impairment assessment conducted during fiscal 2008, fiscal 2007 and fiscal 2006, we were not required to record a charge for goodwill impairment. In assessing the recoverability of the goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods.

•                  We estimate our film cost expense and related film cost payable based on management’s best estimate of the expected box office revenue of each film over the length of its run in our theatres and the ultimate settlement of such film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically “settled” within two to three months of a particular film’s opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. The ultimate revenues of a film can be estimated reasonably accurately within a few weeks after the film is released based on the film’s initial box office performance, which is determined by a film’s initial box office receipts. As a result, there are typically insignificant variances between our estimates of film cost expense and the final film cost payable, because we make such estimates based on each film’s box office receipts through the end of the reporting period. For the fiscal years ended January 1, 2009, December 27, 2007 and December 28, 2006, there were no significant changes in our film cost estimation and settlement procedures.

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

For the fiscal years ended January 1, 2009, December 27, 2007 and December 28, 2006, no significant changes have been made to the depreciation and amortization rates applied to operating assets, the underlying assumptions related to estimates of depreciation and amortization, or the methodology applied. For the fiscal year ended January 1, 2009, consolidated depreciation and amortization expense was $10.0 million, representing 4.4% of consolidated total revenues. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation and amortization expense would have decreased by approximately $0.7 million or 7.0%. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation and amortization expense would have increased by approximately $0.8 million or 8.0%.

•                  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance if it is deemed more likely than not that our deferred income tax assets will not be realized. We reassess the need for such valuation allowance on an ongoing basis. An increase in the valuation allowance generally results in an increase in the provision for income taxes recorded in such period. With the exception of valuation allowances recorded relative to pre-acquisition periods, decreases in the valuation allowance generally result in a decrease in the provision for income taxes. Should we ultimately realize a benefit from tax assets in excess of the amount recorded that relates to pre-acquisition periods, goodwill would be reduced to the extent of such excess or recorded goodwill, as appropriate (see Note 3 under “Recent Accounting Pronouncements” to the consolidated financial statements included in Part II, Item 8 of this Form 10-K).

Additionally, income tax rules and regulations are subject to interpretation, require judgment by us and may be challenged by the tax authorities. As described further in Note 7 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, effective December 29, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”).  Although we believe that our tax return positions are fully supportable, in accordance with FIN 48, we recognize a tax benefit only for tax positions that we determine will more likely than not be sustained based on the technical merits of the tax position.  With respect to such tax positions for which recognition of a benefit is appropriate, the benefit is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  Tax positions are evaluated on an ongoing basis as part of our process for determining our provision for income taxes. Among other items deemed relevant by us, the evaluations are based on new legislation, other new technical guidance, judicial proceedings, and our specific circumstances, including the progress of tax audits. With the exception of tax benefits realized relative to changes in pre-acquisition uncertain tax positions, any change in the determination of the amount of tax benefit recognized relative to an uncertain tax position impacts the provision for income taxes in the period that such determination is made.

For the fiscal year ended January 1, 2009, our provision for income taxes was $5.6 million. Changes in management’s estimates and assumptions regarding the probability that certain tax return positions will be sustained, the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could impact the provision for income taxes and change the effective tax rate.  A one percentage point change in the effective tax rate from 40.0% to 41.0% would have increased the current year income tax provision by approximately $0.1 million.

Quarterly Results

The following tables set forth selected unaudited quarterly results for the eight quarters ended January 1, 2009. The quarterly financial data as of each period presented below have been derived from UATC’s unaudited condensed consolidated financial statements for those periods. Results for these periods are not necessarily indicative of results for the full year. The quarterly financial data should be read in conjunction with the consolidated financial statements of UATC and notes thereto included elsewhere in this Form 10-K.

(in millions)	Jan. 1, 2009(1)	Sept. 25, 2008	June 26, 2008	March 27, 2008	Dec. 27, 2007	Sept. 27, 2007	June 28, 2007	March 29, 2007
Total revenues	$55.9	$62.5	$55.0	$51.7	$50.4	$65.9	$58.6	$54.2
Income (loss) from operations	3.0	4.8	2.3	2.7	(0.5)	6.8	2.4	1.3
Net income	2.2	3.0	1.4	1.8	0.4	4.4	5.8	0.9

(1)                                  The fiscal quarter ended January 1, 2009 was comprised of 14 weeks.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

UATC’s market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates.  As of January 1, 2009, the Company maintained no debt obligations bearing floating interest rates.

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

Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of such controls as of January 1, 2009. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that the Company’s internal control over financial reporting is effective as of January 1, 2009.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

/s/ MICHAEL L. CAMPBELL	/s/ AMY E. MILES
Michael L. Campbell	Amy E. Miles
President (Principal Executive Officer)	Vice President and Treasurer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors

United Artists Theatre Circuit, Inc.:

We have audited the accompanying consolidated balance sheets of United Artists Theatre Circuit, Inc. and subsidiaries as of January 1, 2009 and December 27, 2007, and the related consolidated statements of operations, stockholder’s equity and comprehensive income, and cash flows for each of the years in the three-year period ended January 1, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of  United Artists Theatre Circuit, Inc. and subsidiaries as of January 1, 2009 and December 27, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended January 1, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 3 and 9 to the consolidated financial statements, effective December 30, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(revised), Share-Based Payment. As discussed in Note 7 to the consolidated financial statements, effective December 29, 2006, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ KPMG LLP

Nashville, Tennessee

March 20, 2009

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	January 1, 2009	December 27, 2007
Assets
Current assets:
Cash and cash equivalents	$52.8	$50.1
Receivables, net	1.8	1.6
Prepaid expenses, concession inventory and other current assets	0.8	0.8
Deferred income tax asset	1.9	0.4
Total current assets	57.3	52.9
Property and equipment:
Land	3.3	3.3
Buildings, leasehold improvements and equipment	134.6	130.8
Total property and equipment	137.9	134.1
Accumulated depreciation and amortization	(78.7)	(69.3)
Total property and equipment, net	59.2	64.8
Goodwill	7.1	7.1
Other non-current assets	0.2	0.2
Total assets	$123.8	$125.0
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$10.4	$13.0
Accrued expenses	5.5	6.2
Current portion of debt obligations	0.2	0.2
Total current liabilities	16.1	19.4
Other non-current liabilities	1.7	2.6
Non-current deferred revenue	25.5	25.8
Long-term debt, less current portion	1.7	1.8
Deferred income tax liability	22.3	18.6
Total liabilities	67.3	68.2
Minority interest	0.2	0.7
Stockholder’s equity
Preferred stock, $1.00 par value; 500,000 shares authorized, no shares issued and outstanding at January 1, 2009 and December 27, 2007, respectively	—	—
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at January 1, 2009 and December 27, 2007, respectively	—	—
Additional paid-in capital	93.2	93.2
Retained earnings	26.8	18.4
Related party receivables	(63.7)	(55.5)
Total stockholder’s equity	56.3	56.1
Total liabilities and stockholder’s equity	$123.8	$125.0

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Year Ended January 1, 2009	Year Ended December 27, 2007	Year Ended December 28, 2006
Revenues:
Admissions	$155.3	$157.3	$163.9
Concessions	62.2	64.5	65.3
Other operating revenues	7.6	7.3	9.1
Total revenues	225.1	229.1	238.3
Operating expenses:
Film rental and advertising costs	79.6	81.9	83.9
Cost of concessions	8.6	9.0	9.8
Other operating expenses	92.5	93.7	98.9
Sale and leaseback rentals	14.8	14.9	15.0
General and administrative expenses (including share-based compensation expense of $0.2 million for the year ended December 28, 2006)	6.8	6.9	7.5
Depreciation and amortization	10.0	10.5	11.6
Net loss on disposal and impairment of operating assets	—	2.2	1.1
Total operating expenses	212.3	219.1	227.8
Income from operations	12.8	10.0	10.5
Other expense (income):
Interest income, net	(0.4)	(1.6)	(0.6)
Gain on sale of Fandango interest	(0.9)	(7.0)	—
Minority interest in earnings of consolidated subsidiaries	0.1	0.1	0.1
Other, net	—	0.2	—
Total other income, net	(1.2)	(8.3)	(0.5)
Income before income taxes	14.0	18.3	11.0
Provision for income taxes	5.6	6.8	4.8
Net income	$8.4	$11.5	$6.2

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

(in millions)

	Preferred stock	Common stock	Additional paid-in capital	Deferred stock compensation	Retained earnings	Intercompany and Related party receivables	Total stockholder’s equity
Balances at December 29, 2005	$—	$—	$92.0	$(0.8)	$0.7	$(19.8)	$72.1
Net income and comprehensive income	—	—	—	—	6.2	—	6.2
Adoption of SFAS No. 123R	—	—	(0.8)	0.8	—	—	—
Share-based compensation expense	—	—	0.2	—	—	—	0.2
Tax benefit from exercise of stock options	—	—	1.4	—	—	—	1.4
Change in related party receivables	—	—	—	—	—	(5.0)	(5.0)
Balances at December 28, 2006	—	—	92.8	—	6.9	(24.8)	74.9
Net income and comprehensive income	—	—	—	—	11.5	—	11.5
Tax benefit from exercise of stock options	—	—	0.4	—	—	—	0.4
Change in related party receivables	—	—	—	—	—	(30.7)	(30.7)
Balances at December 27, 2007	—	—	93.2	—	18.4	(55.5)	56.1
Net income and comprehensive income	—	—	—	—	8.4	—	8.4
Change in related party receivables	—	—	—	—	—	(8.2)	(8.2)
Balances at January 1, 2009	$—	$—	$93.2	$—	$26.8	$(63.7)	$56.3

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended January 1, 2009	Year ended December 27, 2007	Year ended December 28, 2006
Cash flow from operating activities:
Net income	$8.4	$11.5	$6.2
Adjustments to reconcile net income to net cash provided by operating activities:
Effect of leases with escalating minimum annual rentals	(0.9)	(0.4)	(0.1)
Depreciation and amortization	10.0	10.5	11.6
Share-based compensation expense	—	—	0.2
Net loss on disposal and impairment of operating assets	—	2.2	1.1
Gain on sale of Fandango interest	(0.9)	(7.0)	—
Net loss on purchase of partnership interests	—	0.2	—
Minority interest in earnings of consolidated subsidiaries	0.1	0.1	0.1
Deferred income tax (benefit) expense	2.6	(4.2)	3.1
Change in operating assets and liabilities (excluding effects of acquisitions and dispositions):
Receivables	(0.2)	1.7	(1.7)
Prepaid expenses and concession inventory	—	0.1	—
Other assets	—	—	0.3
Accounts payable	(2.6)	1.6	(4.2)
Deferred revenue	(0.3)	(0.2)	—
Accrued expenses and other liabilities	(1.3)	(3.9)	(0.5)
Net cash provided by operating activities	14.9	12.2	16.1
Cash flow from investing activities:
Capital expenditures	(4.7)	(3.7)	(5.6)
Proceeds from disposition of assets, net	0.3	—	1.5
Purchase of partnership interests, net of cash acquired	—	(1.1)	—
Proceeds from the sale of Fandango interest	0.9	7.0	—
Distributions (to) from partnership	(0.5)	0.3	—
Net cash provided by (used in) investing activities	(4.0)	2.5	(4.1)
Cash flow from financing activities:
Debt payments	(0.1)	(0.1)	(0.2)
Increase in related party receivables	(8.1)	(4.6)	(5.0)
Excess tax benefit from share-based payment arrangements	—	0.4	1.4
Net cash used in financing activities	(8.2)	(4.3)	(3.8)
Net increase in cash and cash equivalents	2.7	10.4	8.2
Cash and cash equivalents:
Beginning of year	50.1	39.7	31.5
End of year	$52.8	$50.1	$39.7

Supplemental cash flow information:
Cash paid for interest	$0.1	$0.2	$0.1
Cash paid for income taxes, net of refunds received	$0.4	$0.6	$0.5

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 1, 2009, December 27, 2007 and December 28, 2006

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

UATC operates 596 screens in 68 theatres in 19 states as of January 1, 2009. As of December 27, 2007, UATC operated 604 screens in 69 theatres in 19 states. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2008) results in a 53-week fiscal year.

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

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

(2)      Formation of Regal Entertainment Group (Continued)

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

Anschutz controls approximately 78.0% of the combined voting power of Regal’s outstanding common stock and, therefore, has the ability to direct the election of members of Regal’s board of directors and to determine the outcome of other matters submitted to the vote of Regal’s stockholders. Because Anschutz controls Regal, Anschutz has the ability to control us.

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

(3)      Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of UATC and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The portion of UATC equity relating to shares not owned by the Company and the related earnings or losses were included in minority interest.

Revenue Recognition

Revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit card at the point of sale. Other operating revenues consist primarily of product advertising (including vendor marketing programs) and other ancillary revenues which are recognized as income in the period earned. The Company generally recognizes payments received attributable to the marketing and advertising services provided by the Company under certain vendor programs as revenue in the period in which the related impressions are delivered. Such impressions are measured by the concession product sales volume, which is a mutually agreed

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

(3)      Summary of Significant Accounting Policies (Continued)

upon proxy of attendance and reflects the Company’s marketing and advertising services delivered to its vendors. In instances where the consideration received is in excess of fair value of the advertising services provided, the excess is recorded as a reduction of concession costs. The Company recognizes revenue associated with gift certificates and advanced ticket sales at such time as the items are redeemed.

Cash Equivalents

The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents.  At January 1, 2009, the Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

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

The Company capitalizes the cost of computer equipment, system hardware and purchased software ready for service. During the years ended January 1, 2009 and December 27, 2007, the Company capitalized approximately $1.3 million and $0.3 million, respectively, of such costs, which were associated primarily with (i) new point-of-sale devices at the Company’s box offices and concession stands, (ii) new ticketing kiosks, and (iii) computer hardware and software purchased for the Company’s theater locations. The Company also capitalizes certain direct external costs associated with software developed for internal use after the preliminary software project stage is completed and Company management has authorized further funding for a software project and it is deemed probable of completion. We capitalize these external software development costs only until the point at which the project is substantially complete and the software is ready for its intended purpose.

The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Buildings	20-30 years
Equipment	3-20 years
Leasehold improvements	Lesser of term of lease or asset life
Computer equipment and software	3-5 years

As of January 1, 2009 and December 27, 2007, included in property and equipment is $2.7 million of assets accounted for under capital leases and lease financing arrangements, net of accumulated depreciation of $1.3 million and $1.2 million, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

(3)      Summary of Significant Accounting Policies (Continued)

Goodwill

The changes in the carrying amount of goodwill for the years ended January 1, 2009 and December 27, 2007 are as follows (in millions):

	Year Ended January 1, 2009	Year Ended December 27, 2007
Balance at beginning of year	$7.1	$36.4
Adjustments related to recognition of deferred tax assets of UATC	—	(29.3)
Balance at end of year	$7.1	$7.1

Under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company has identified its reporting units to be the designated market areas in which the Company conducts its theatre operations.  The fair value of the Company’s identified reporting units were estimated using the expected present value of associated future cash flows and market values of the underlying theatres within each reporting unit.  The Company’s annual goodwill impairment assessments for the years ended January 1, 2009 and December 27, 2007 indicated that the fair value of its reporting units exceeded their carrying value and therefore, goodwill was not deemed to be impaired.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable.  The Company generally evaluates assets for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows.  If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the assets, the Company recognizes an impairment charge in the amount by which the carrying value of the assets exceeds their fair market value. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose.  This analysis resulted in the recording of impairment charges of $1.3 million and $0.2 million for the years ended December 27, 2007 and December 28, 2006, respectively. There was no impairment of long-lived assets during the year ended January 1, 2009.

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

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

(3)      Summary of Significant Accounting Policies (Continued)

The Company accounts for leased properties under the provisions of SFAS No. 13, Accounting for Leases and other authoritative accounting literature. SFAS No. 13 requires that the Company evaluate each lease for classification as either a capital lease or an operating lease. The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. As to those arrangements that are classified as capital leases, the Company records property under capital leases and a capital lease obligation in an amount equal to the lesser of the present value of the minimum lease payments to be made over the life of the lease at the beginning of the lease term, or the fair value of the leased property. The property under capital lease is amortized on a straight-line basis as a charge to expense over the lease term, as defined, or the economic life of the leased property, whichever is less.  During the lease term, as defined, each minimum lease payment is allocated between a reduction of the lease obligation and interest expense so as to produce a constant periodic rate of interest on the remaining balance of the lease obligation. The Company does not believe that exercise of the renewal options in its leases are reasonably assured at the inception of the lease agreements because our leases: (i) provide for either (a) renewal rents based on market rates or (b) renewal rents that equal or exceed the initial rents, and (ii) do not impose economic penalties upon our determination whether or not to exercise the renewal option. As a result, there are not sufficient economic incentives at the inception of our leases, in our view, to consider that our lease renewal options are reasonably assured of being exercised and therefore, we generally consider the initial base term as the lease term under SFAS No. 13.

The Company records rent expense for its operating leases with contractual rent increases in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases, on a straight-line basis from the “lease commencement date” as specified in the lease agreement until the end of the base lease term.

For leases in which the Company is involved with construction of the theatre, the Company accounts for the lease during the construction period under the provisions of Emerging Issues Task Force (“EITF”) 97-10, The Effect of Lessee Involvement in Asset Construction. The landlord is typically responsible for constructing a theatre using guidelines and specifications agreed to by the Company and assumes substantially all of the risk of construction. In accordance with EITF 97-10, if the Company concludes that it has substantially all of the construction period risks, it records a construction asset and related liability for the amount of total project costs incurred during the construction period. Once construction is completed, the Company considers the requirements under SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate: Sales-Type Leases of Real Estate; Definition of the Lease Term; and Initial Direct Costs of Direct Financing Leases, for sale-leaseback treatment, and if the arrangement does not meet such requirements, it records the project’s construction costs funded by the landlord as a financing obligation. The obligation is amortized over the financing term based on the payments designated in the contract.

In accordance with FASB Staff Position 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP13-1”), we expense rental costs incurred during construction periods for operating leases as such costs are incurred. For rental costs incurred during construction periods for both operating and capital leases, the “lease commencement date” is the date at which we gain access to the leased asset. Historically, and for the fiscal years ended January 1, 2009, December 27, 2007 and December 28, 2006, these rental costs have not been significant to our consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

(3)      Summary of Significant Accounting Policies (Continued)

Sale and Leaseback Transactions

The Company accounts for the sale and leaseback of real estate assets in accordance with SFAS No. 98, Accounting For Leases. Losses on sale leaseback transactions are recognized at the time of sale if the fair value of the property sold is less than the undepreciated cost of the property. Gains on sale and leaseback transactions are deferred and amortized over the remaining lease term.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance if it is deemed more likely than not that its deferred income tax assets will not be realized.  The Company expects that certain deferred income tax assets are not more likely than not to be recovered and therefore, has established a valuation allowance. The Company reassesses its need for the valuation allowance for its deferred income taxes on an ongoing basis. Should the Company realize certain tax assets with a valuation allowance that relate to pre-acquisition periods, goodwill would be reduced (see “Recent Accounting Pronouncements” below in this Note 3).

Additionally, income tax rules and regulations are subject to interpretation, require judgment by the Company and may be challenged by the taxation authorities. As described further in Note 7—“Income Taxes,” effective December 29, 2006, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). In accordance with FIN 48, the Company recognizes a tax benefit only for tax positions that are determined to be more likely than not sustainable based on the technical merits of the tax position. With respect to such tax positions for which recognition of a benefit is appropriate, the benefit is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions are evaluated on an ongoing basis as part of the Company’s process for determining the provision for income taxes.

Investments

During the year ended December 27, 2007, the Company sold its equity interest in Fandango, Inc. (“Fandango”) for proceeds of $7.0 million. As a result of this transaction, the Company recognized a gain on the sale of approximately $7.0 million ($4.2 million after tax). In addition, during the year ended January 1, 2009, the Company received an additional $0.9 million of sale proceeds related to Fandango. Accordingly, the Company recognized an additional gain of $0.9 million ($0.6 million after tax) during the year ended January 1, 2009.

On June 30, 2007, UATC acquired the remaining partnership interest in two of its subsidiaries for an

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

(3)      Summary of Significant Accounting Policies (Continued)

aggregate purchase price of $1.1 million, which resulted in a loss of $0.2 million.  The loss was recorded in the accompanying consolidated statement of operations as a component of “Other, net.”

Deferred Revenue

Deferred revenue relates primarily to the amount we received for agreeing to the existing exhibitor service agreement (“ESA”) modification described in Note 5—“Related Party Transactions.” The amount we received for agreeing to the ESA modification will be amortized to advertising revenue over the 30 year term of the agreement following the units of revenue method as described in Note 5—“Related Party Transactions.”  As of January 1, 2009 and December 27, 2007, approximately $25.5 million and $25.8 million of deferred revenue related to the ESA was recorded as a component of non-current deferred revenue in the accompanying consolidated balance sheets.

Deferred Rent

The Company recognizes rent on a straight-line basis after considering the effect of rent escalation provisions resulting in a level monthly rent expense for each lease over its term. The deferred rent liability is included in other non-current liabilities in the accompanying consolidated balance sheets.

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

Loyalty Program

Members of the Regal Crown Club® earn credits for each dollar spent at one of our theatres and earn concession or ticket awards based on the number of credits accumulated. The Company’s accounting policy for the loyalty program is based on the guidance provided for Issue 1 in EITF Issue No. 00-22. Because we believe that the value of the awards granted to our Regal Crown Club® members is insignificant in relation to the value of the transactions necessary to earn the award, the Company records the estimated incremental cost of providing awards under our Regal Crown Club® loyalty program at the time the awards are earned. Historically, and for the fiscal years ended January 1, 2009, December 27, 2007 and December 28, 2006, the costs of these awards have not been significant to our consolidated financial statements.

Advertising and Start-Up Costs

The Company expenses advertising costs as incurred.  Start-up costs associated with a new theatre are also expensed as incurred.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

(3)      Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

As described in Note 9—“Capital Stock and Share-Based Compensation,” effective December 30, 2005, we adopted SFAS No. 123 (revised), Share-Based Payment utilizing the modified prospective approach. Under SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. Prior to the adoption of SFAS No. 123R, we accounted for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”) (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants when the exercise price equaled the fair value of common stock on the date of grant.

In connection with the adoption of SFAS No. 123R, the Company also elected to adopt the alternative transition method provided in FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards for calculating the tax effects of share-based compensation pursuant to SFAS No. 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies which could be recognized subsequent to the adoption of SFAS No. 123R.

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include, but are not limited to, those related to film costs, property and equipment, goodwill and income taxes.  Actual results could differ from those estimates.

Segments

As of January 1, 2009, December 27, 2007 and December 28, 2006, UATC managed its business under one reportable segment: theatre exhibition operations.

Comprehensive Income

Net income and comprehensive income were the same for all years presented.

Reclassifications

Certain reclassifications have been made to the 2006 and 2007 consolidated financial statements to conform to the 2008 presentation.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

(3)      Summary of Significant Accounting Policies (Continued)

expands disclosure about the use of fair value to measure assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method).  SFAS No. 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Future reductions in the valuation allowance recorded relative to pre-acquisition periods will result in a decrease in the provision for income taxes. In addition, with respect to uncertain tax positions, changes in the amount of tax benefit recognized relative to pre-acquisition periods will result in an increase/decrease in the provision for income taxes (see Note 7—“Income Taxes” for further discussion). Adoption of SFAS No. 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS No. 141(R) to fiscal years preceding the effective date are not permitted. The Company is evaluating the adoption of SFAS No. 141(R) and its impact on the Company’s consolidated financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.  The Company is evaluating the adoption of SFAS No. 160 and its impact on the Company’s consolidated financial position, cash flows and results of operations.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

(4)      Debt Obligations

Debt obligations are summarized as follows (amounts in millions):

	January 1, 2009	December 27, 2007
Debt obligations (a)	$1.9	$2.0
Less current portion	(0.2)	(0.2)
Long-term debt	$1.7	$1.8

(a)                                  Debt obligations include $1.9 million and $2.0 million of capital lease obligations as of January 1, 2009 and December 27, 2007, which have an interest rate of 10.0%, maturing in 2016.

The aggregate annual maturities of debt obligations are as follows (amounts in millions):

2009	$0.2
2010	0.4
2011	0.4
2012	0.4
2013	0.4
Thereafter	0.9
2.7
Less interest on capital leases	(0.8)
Totals	$1.9

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

RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the years ended January 1, 2009, December 27, 2007 and December 28, 2006, UATC recorded

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

(5)      Related Party Transactions (Continued)

management fee expenses of approximately $6.8 million, $6.9 million and $7.1 million, respectively, related to this arrangement.  Such fees have been recorded in the accompanying consolidated statements of operations as a component of “General and Administrative” expenses.

As of January 1, 2009, the Company’s related party receivables totaled approximately $63.7 million, which represents an increase of $8.2 million from $55.5 million as of December 27, 2007. The increase in these receivables was due primarily to timing of the intercompany cash collections and disbursements, as described above.

Pursuant to the Company’s management agreement with RCI, RCI, through an agreement with National CineMedia, LLC (“National CineMedia”), provides all on-screen and lobby advertising and event services to UATC.

In connection with the completion of the initial public offering, or IPO of National CineMedia Inc.’s (“NCM Inc.”) common stock, RCI amended and restated its ESA with National CineMedia, whereby in exchange for its pro rata share of the IPO proceeds, RCI agreed to a modification of National CineMedia’s payment obligation under the ESA.  The modification extended the term of the ESA to 30 years, provided National CineMedia with a five year right of first refusal beginning one year prior to the end of the term and changed the basis upon which RCI is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee.  Also, with respect to any on-screen advertising time provided by us to our beverage concessionaire, RCI is required to purchase such time from National CineMedia at a negotiated rate.

As a result of the ESA amendment and related modification payment, RCI recognizes various types of other revenue from National CineMedia, including per patron and per digital screen theatre access fees, net of payments for on-screen advertising time provided to our beverage concessionaire, other NCM revenue (such as meeting and event services, live and pre-recorded concerts, sporting events and other entertainment programming content) and amortization of upfront ESA modification fees utilizing the units of revenue amortization method.

These revenues are presented as a component of “Other operating revenues” in the accompanying consolidated financial statements and consist of the following amounts:

	Year Ended January 1, 2009	Year Ended December 27, 2007
	(in millions)
Theatre access fees per patron	$1.4	$1.3
Theatre access fees per digital screen	0.4	0.4
Other NCM revenue	0.3	0.2
Amortization of ESA modification fees	0.3	0.2
Payments to beverage concessionaire	(1.1)	(1.4)
Total	$1.3	$0.7

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

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

Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of January 1, 2009, are summarized for the following fiscal years:

(In Millions)
2009	$39.0
2010	37.3
2011	33.6
2012	30.7
2013	29.0
Thereafter	91.0

Rent expense, including sale and leaseback rentals of $14.8 million, $14.9 million and $15.0 million, for the years ended January 1, 2009, December 27, 2007 and December 28, 2006, under such operating leases amounted to $38.7 million, $39.4 million and $40.6 million for the years ended January 1, 2009, December 27, 2007 and December 28, 2006, respectively. Contingent rent expense was $1.3 million, $1.3 million and $1.1 million for the years ended January 1, 2009, December 27, 2007 and December 28, 2006, respectively.

Sale-Leaseback Transactions

The Company has historically entered into sale and leaseback transactions whereby owned properties were sold and leased back under operating leases. The minimum rentals for these operating leases are included in the table above.

In December 1995, UATC entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of January 1, 2009, 12 theaters were subject to the sale leaseback transaction and approximately $42.8 million in principal amount of pass-through certificates were outstanding.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

(7)      Income Taxes

The components of the provision for income taxes for income from operations for each of the fiscal years were as follows (in millions):

	Year Ended January 1, 2009	Year Ended December 27, 2007	Year Ended December 28, 2006
Federal:
Current	$2.8	$10.6	$1.4
Deferred	1.8	(4.5)	2.6
Total Federal	4.6	6.1	4.0
State:
Current	0.2	0.4	0.3
Deferred	0.8	0.3	0.5
Total State	1.0	0.7	0.8
Total income tax provision	$5.6	$6.8	$4.8

During the years ended December 27, 2007 and December 28, 2006 a current tax benefit of $0.4 million and $1.4 million, respectively, was allocated directly to stockholder’s equity for the exercise of stock options. No tax benefits were allocated directly to stockholder’s equity for the exercise of stock options in the year ended January 1, 2009.

The reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows (in millions):

	Year Ended January 1, 2009	Year Ended December 27, 2007	Year Ended December 28, 2006
Provision calculated at federal statutory income tax rate	$4.9	$6.4	$3.8
State and local income taxes, net of federal benefit	0.6	0.8	0.5
True-up provision to return	—	—	0.4
Minority interest	—	(0.1)	—
Other	0.1	(0.3)	0.1
Total income tax provision	$5.6	$6.8	$4.8

Significant components of the Company’s net deferred tax liability consisted of the following at (in millions):

	January 1, 2009	December 27, 2007
Deferred tax assets:
Net operating loss carryforward	$21.9	$27.2
Excess of tax basis over book basis of fixed assets	15.9	15.8
Accrued expenses	0.7	0.9
Deferred revenue	10.3	10.5
Other	—	0.1
Total deferred tax assets before valuation allowance	48.8	54.5
Valuation allowance	(3.1)	(2.8)
Total deferred tax assets after valuation allowance	45.7	51.7
Deferred tax liabilities:
Deferred gain on sale of theatres	(38.3)	(42.1)
Excess of book basis over tax basis of intangible assets	(27.8)	(27.8)
Total deferred tax liabilities	(66.1)	(69.9)
Net deferred tax liability	$(20.4)	$(18.2)

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

(7)                     Income Taxes (Continued)

As of January 1, 2009, the Company had net operating loss carryforwards for federal income tax purposes of approximately $47.6 million with expiration commencing during 2019. The Company’s net operating loss carryforwards were generated by the predecessor entities of UATC. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, the Company’s ability to utilize the net operating losses may be impaired as a result of the “ownership change” limitations.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets totaling $3.1 million and $2.8 million at January 1, 2009 and December 27, 2007 respectively, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. The valuation allowance primarily relates to pre-acquisition deferred tax assets of UATC. Accordingly, reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize pre-acquisition deferred tax assets reduce goodwill related to the acquisition of UATC (see Note 3 under “Recent Accounting Pronouncements”). During the fiscal year ended January 1, 2009, the valuation allowance was increased by $0.3 million as a result of an adjustment in the deferred tax asset against which such valuation allowance was recorded.

Effective December 29, 2006, the Company adopted the provisions of FIN 48.  Relative to the implementation of FIN 48, the Company did not adjust any income tax accounts.

As of January 1, 2009 and December 27, 2007, the Company had no unrecognized tax benefits. The Company does not believe that its gross unrecognized tax benefits will change within the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2009 and December 27, 2007, the Company had not accrued any interest or penalties associated with unrecognized tax benefits.  No interest and penalties were recognized in the statement of income for the periods ended January 1, 2009 and December 27, 2007.

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

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

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

(9)      Capital Stock and Share Based Compensation

Common and Preferred Stock

UATC is authorized to issue 1,000 shares of its $1.00 par value common stock, of which 100 shares are issued and outstanding at January 1, 2009, and are all held by the Parent.  At January 1, 2009, the Company has 500,000 shares of preferred stock authorized with none issued.

Share Based Compensation

Effective December 30, 2005, Regal and the Company adopted SFAS No. 123R utilizing the modified prospective approach. Prior to the adoption of SFAS No. 123R, we accounted for stock option grants in accordance with APB 25 (the intrinsic value method), and accordingly, recognized no compensation expense for those stock options having an exercise price equal to the market value of Regal’s Class A common stock on the date of the grant.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009, December 27, 2007 and December 28, 2006

(9)      Capital Stock and Share Based Compensation (Continued)

Under the modified prospective approach, SFAS No. 123R applies to awards that were outstanding on December 30, 2005 and to new awards and the modification, repurchase or cancellation of awards after December 30, 2005. Under the modified prospective approach, compensation cost recognized in the first quarter of fiscal 2006 includes share-based compensation cost for all share-based payments granted prior to, but not yet vested as of December 30, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation and recognized as expense over the remaining requisite service period. Share-based compensation cost for all share-based payments granted subsequent to December 30, 2005 are based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R and recognized as expense over the employee’s requisite service period. Prior periods were not restated to reflect the impact of adopting the new standard.

On November 10, 2005, the FASB issued FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123R. The alternative transition method includes a simplified method to establish the beginning balance of the APIC pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R.

During the year ended December 28, 2006, the Company recognized approximately $0.2 million of share-based compensation expense related to stock options.  Such expense is presented in the accompanying consolidated statements of operations as a component of “General and Administrative” expenses for the year ended December 28, 2006.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  Prior to adoption of SFAS No. 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS No. 123R, we are required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes.  For the year ended December 27, 2007 and December 28, 2006, our consolidated statement of cash flows reflects $0.4 million and $1.4 million of excess tax benefits as financing cash flows, respectively.

(10)    Employee Benefits Plan

REG sponsors an employee benefit plan, the Regal Entertainment Group 401(k) Profit Sharing Plan (the “Plan”), under section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees of UATC.  The Plan provides that participants may contribute up to 50% of their compensation, subject to IRS limitations.  The Plan currently matches an amount equal to 100% of the first 3% of the participant’s contributions and 50% of the next 2% of the participant’s contributions.  Employee contributions are invested in various investment funds based upon elections made by the employee.

(11)    Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of each class of financial instrument are as follows:

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities:

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

None.

Item 9A (T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of January 1, 2009, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of January 1, 2009, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting is included in Part II, Item 8, on page 28 of this Form 10-K, which is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended January 1, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Management is responsible for the preparation and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect management’s judgments and estimates concerning effects of events and transactions that are accounted for or disclosed. The Company’s internal control over financial reporting includes those policies and procedures that pertain to the Company’s ability to record, process, summarize and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

KPMG LLP (“KPMG”) served as our independent registered public accounting firm for the fiscal years ended January 1, 2009 and December 27, 2007.  For such fiscal years we paid fees for services from KPMG as discussed below.

•                       Audit Fees. The aggregate fees billed for professional services rendered by KPMG for the audit of our annual consolidated financial statements included in our Form 10-K and the review of the consolidated financial statements included in our Forms 10-Q were approximately $92,000 for the fiscal year ended January 1, 2009 and $94,000 for the fiscal year ended December 27, 2007.

•                       Audit-Related Fees. The Company did not incur any aggregate fees for professional services rendered by KPMG for assurances and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements for the fiscal year ended January 1, 2009 and for the fiscal year ended December 27, 2007.

•                       Tax Fees. The Company did not incur any aggregate fees billed for professional services rendered by KPMG related to federal and state tax compliance, tax advice and tax planning for the fiscal year ended January 1, 2009 and for the fiscal year ended December 27, 2007. All of these services are permitted non-audit services.

•                       All Other Fees. The Company did not incur any aggregate fees for all other services rendered by KPMG for the fiscal year ended January 1, 2009 and for the fiscal year ended December 27, 2007.

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

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm - Consolidated Financial Statements

UATC’s Consolidated Balance Sheets as of January 1, 2009 and December 27, 2007

UATC’s Consolidated Statements of Operations for the fiscal years ended January 1, 2009, December 27, 2007 and December 28, 2006

UATC’s Consolidated Statements of Stockholder’s Equity and Comprehensive Income for the fiscal years ended January 1, 2009, December 27, 2007 and December 28, 2006

UATC’s Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2009, December 27, 2007 and December 28, 2006

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

Inc.’s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)

4.1

Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Northway Associates Limited Partnership, State Street Bank and Trust Company, Susan Keller and MacKay Shields LLC (filed as exhibit 10.2 to United Artists Theatre Circuit, Inc.’s Form 10-Q for the fiscal quarter ended March 29, 2001 (Commission File No. 033-49598), and incorporated herein by reference)

4.2

Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.2 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)

4.3

Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as exhibit 4.3 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)

4.4

Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut, Alan B. Coffey and Fleet National Bank of Connecticut (filed as exhibit 4.4 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)

4.5

Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as exhibit 4.5 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)

4.6

Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists (filed as exhibit 4.6 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)

4.7

Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corporation and United Artists Theatre Circuit, Inc. (filed as exhibit 10.1 to United Artists Theatre Circuit, Inc.’s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)

10.1

Trademark Agreement as of May 12, 1992 by United Artists Entertainment Company, United Artists Holdings, Inc., United Artists Cable Holdings, Inc., United Artists Theatre Holding Company, on the one hand and United Artists Theatre Circuit, Inc., United Artists Realty Company, UAB, Inc., and UAB II, Inc., on the other hand (filed as exhibit 10.9 to United Artists Theatre Circuit, Inc.’s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)

10.2

Tax Sharing Agreement, dated as of May 12, 1992, between United Artists Theatre Company and United Artists Theatre Circuit, Inc. (filed as exhibit 10.11 to United Artists Theatre Circuit, Inc.’s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)

10.3

Management Agreement, dated as of May 27, 2003, between Regal Cinemas, Inc. and United Artists Theatre Circuit, Inc. (filed as exhibit 10.3 to United Artists Theatre Circuit, Inc.’s Form 10-K (Commission File No. 033-49598) filed on March 31, 2004, and incorporated herein by reference)

10.4*

Amended and Restated Employment Agreement, dated December 18, 2008, between Regal Entertainment Group and Michael L. Campbell (filed as exhibit 10.10 Regal Entertainment Group’s Form 10-K (Commission File No. 001 -31315) on March 2, 2009, and incorporated herein by reference)

10.5*

Amended and Restated Employment Agreement, dated December 18, 2008, between Regal Entertainment Group and Gregory W. Dunn (filed as exhibit 10.12 Regal Entertainment Group’s Form 10-K (Commission File No. 001 -31315) on March 2, 2009, and incorporated herein by reference)

10.6*

Amended and Restated Employment Agreement, dated December 18, 2008, between Regal Entertainment Group and Amy E. Miles (filed as exhibit 10.11 Regal Entertainment Group’s Form 10-K (Commission File No. 001 -31315) on March 2, 2009, and incorporated herein by reference)

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

UNITED ARTISTS THEATRE CIRCUIT, INC.

March 24, 2009	By:	/s/ MICHAEL L. CAMPBELL
Michael L. Campbell President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. CAMPBELL	President and Chairman of the Board	March 24, 2009
Michael L. Campbell	(Principal Executive Officer)

/s/ AMY E. MILES	Director, Vice President and Treasurer	March 24, 2009
Amy E. Miles	(Principal Financial Officer and Principal
Accounting Officer)

/s/ GREGORY W. DUNN	Director	March 24, 2009
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

and United Artists (filed as exhibit 4.6 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)

4.7

Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corporation and United Artists Theatre Circuit, Inc. (filed as exhibit 10.1 to United Artists Theatre Circuit, Inc.’s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)

10.1

Trademark Agreement as of May 12, 1992 by United Artists Entertainment Company, United Artists Holdings, Inc., United Artists Cable Holdings, Inc., United Artists Theatre Holding Company, on the one hand and United Artists Theatre Circuit, Inc., United Artists Realty Company, UAB, Inc., and UAB II, Inc., on the other hand (filed as exhibit 10.9 to United Artists Theatre Circuit, Inc.’s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)

10.2

Tax Sharing Agreement, dated as of May 12, 1992, between United Artists Theatre Company and United Artists Theatre Circuit, Inc. (filed as exhibit 10.11 to United Artists Theatre Circuit, Inc.’s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)

10.3

Management Agreement, dated as of May 27, 2003, between Regal Cinemas, Inc. and United Artists Theatre Circuit, Inc. (filed as exhibit 10.3 to United Artists Theatre Circuit, Inc.’s Form 10-K (Commission File No. 033-49598) filed on March 31, 2004, and incorporated herein by reference)

10.4*

Amended and Restated Employment Agreement, dated December 18, 2008, between Regal Entertainment Group and Michael L. Campbell (filed as exhibit 10.10 Regal Entertainment Group’s Form 10-K (Commission File No. 001 -31315) on March 2, 2009, and incorporated herein by reference)

10.5*

Amended and Restated Employment Agreement, dated December 18, 2008, between Regal Entertainment Group and Gregory W. Dunn (filed as exhibit 10.12 Regal Entertainment Group’s Form 10-K (Commission File No. 001 -31315) on March 2, 2009, and incorporated herein by reference)

10.6*

Amended and Restated Employment Agreement, dated December 18, 2008, between Regal Entertainment Group and Amy E. Miles (filed as exhibit 10.11 Regal Entertainment Group’s Form 10-K (Commission File No. 001 -31315) on March 2, 2009, and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

*              Identifies each  management contract or compensatory plan or arrangement.

(b)           The exhibits required to be filed herewith are listed above.

(c)           Not applicable.