Form 10-Q
period 2009-04-02
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2009-05-18
CIK 889570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act):  Yes ☐ No ☒

The number of shares outstanding of $1.00 par value common stock at May 18, 2009 was 100 shares.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	April 2, 2009	January 1, 2009
Assets
Current assets:
Cash and cash equivalents	$46.5	$52.8
Receivables, net	0.6	1.8
Prepaid expenses, concession inventory and other current assets	4.5	0.8
Deferred income tax asset	4.2	1.9
Total current assets	55.8	57.3
Property and equipment:
Land	3.3	3.3
Buildings, leasehold improvements and equipment	132.1	134.6
Total property and equipment	135.4	137.9
Accumulated depreciation and amortization	(78.1)	(78.7)
Total property and equipment, net	57.3	59.2
Goodwill	7.1	7.1
Other non-current assets	0.2	0.2
Total assets	$120.4	$123.8
Liabilities and Equity
Current liabilities:
Accounts payable	$7.8	$10.4
Accrued expenses	4.2	5.5
Current portion of debt obligations	0.2	0.2
Total current liabilities	12.2	16.1
Other non-current liabilities	1.4	1.7
Non-current deferred revenue	25.4	25.5
Long-term debt, less current portion	1.6	1.7
Deferred income tax liability	24.6	22.3
Total liabilities	65.2	67.3
Equity:
Preferred stock, $1.00 par value; 500,000 shares authorized, no shares issued and outstanding at April 2, 2009 and January 1, 2009	—	—
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at April 2, 2009 and January 1, 2009	—	—
Additional paid-in capital	93.2	93.2
Retained earnings	27.5	26.8
Related party receivables	(65.7)	(63.7)
Total stockholder’s equity of United Artists Theatre Circuit	55.0	56.3
Noncontrolling interest	0.2	0.2
Total equity	55.2	56.5
Total liabilities and equity	$120.4	$123.8

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Quarter Ended April 2, 2009	Quarter Ended March 27, 2008
Revenues:
Admissions	$35.8	$36.0
Concessions	14.2	14.0
Other operating revenues	1.7	1.7
Total revenues	51.7	51.7
Operating expenses:
Film rental and advertising costs	17.5	17.6
Cost of concessions	1.9	1.9
Other operating expenses	22.0	21.7
Sale and leaseback rentals	3.7	3.7
General and administrative expenses	1.6	1.6
Depreciation and amortization	2.4	2.4
Net loss on disposal and impairment of operating assets	1.5	0.1
Total operating expenses	50.6	49.0
Income from operations	1.1	2.7
Other expense (income):
Interest income, net	—	(0.3)
Total other income, net	—	(0.3)
Income before income taxes	1.1	3.0
Provision for income taxes	0.4	1.2
Net income and net income attributable to controlling interest	$0.7	$1.8

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Quarter Ended April 2, 2009	Quarter Ended March 27, 2008
Cash flows from operating activities:
Net income attributable to controlling interest	$0.7	$1.8
Adjustments to reconcile net income attributable to controlling interest to net cash used in operating activities:
Effect of leases with escalating minimum annual rentals	(0.3)	(0.2)
Depreciation and amortization	2.4	2.4
Net loss on disposal and impairment of operating assets	1.5	0.1
Deferred income tax expense	—	0.9
Change in operating assets and liabilities (excluding effects of acquisition and dispositions):
Receivables	1.2	1.1
Prepaid expenses, concession inventory and other assets	(3.7)	(3.6)
Accounts payable	(2.6)	(4.9)
Deferred revenue	(0.1)	(0.1)
Accrued expenses and other liabilities	(2.3)	(1.6)
Net cash used in operating activities	(3.2)	(4.1)
Cash flows from investing activities:
Capital expenditures	(1.0)	(0.9)
Proceeds from disposition of assets, net	0.2	—
Distributions to partnership	—	(0.4)
Net cash used in investing activities	(0.8)	(1.3)
Cash flows from financing activities:
Debt payments	(0.1)	—
Increase in related party receivables	(2.2)	(2.3)
Net cash used in financing activities	(2.3)	(2.3)
Net decrease in cash and cash equivalents	(6.3)	(7.7)
Cash and cash equivalents:
Beginning of period	52.8	50.1
End of period	$46.5	$42.4

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2009 and March 27, 2008

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

UATC operated 577 screens in 66 theatres in 19 states as of April 2, 2009. As of March 27, 2008, UATC operated 604 screens in 69 theatres in 19 states.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2008) results in a 53-week fiscal year.  As of April 2, 2009, the Company managed its business under one reportable segment: theatre exhibition operations.

The Company became a subsidiary of Regal Entertainment Group (“REG” or “Regal”) on April 12, 2002, in conjunction with an exchange transaction in which REG, through its wholly owned subsidiary Regal Entertainment Holdings, Inc. (“REH”), also acquired Edwards Theatres, Inc. (“Edwards”) and Regal Cinemas Corporation (“Regal Cinemas”). REG is controlled by the Anschutz Company (“Anschutz”), which indirectly controlled each of us, Edwards, Regal Cinemas and United Artists prior to REG’s acquisition of us and them in the exchange transaction. On August 17, 2005, REH contributed the stock of United Artists to Regal Cinemas, Inc. (“RCI”). As a result, United Artists and its subsidiaries became subsidiaries of RCI.

In connection with Regal’s acquisition of its subsidiaries, RCI, an indirect subsidiary of Regal, agreed to manage all aspects of the theatre operations of UATC and its subsidiaries and make all business decisions on behalf of UATC pursuant to a management agreement.  In certain markets where UATC operates theatres, RCI also operates theatres.

For a discussion of the series of events leading to the formation of REG and other significant transactions which have occurred through January 1, 2009, please refer to Notes 1 and 2 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended January 1, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 24, 2009 (File No. 033-49598).

The Company has prepared the unaudited condensed consolidated balance sheet as of April 2, 2009 and the unaudited condensed consolidated statements of operations and cash flows for the quarters ended April 2, 2009 and March 27, 2008 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The January 1, 2009 unaudited condensed consolidated balance sheet information is derived from the audited consolidated financial statements of the Company included in its annual report on Form 10-K for the fiscal year ended January 1, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter ended April 2, 2009 are not necessarily indicative of the operating results that may be achieved for the full 2009 fiscal year.

Net income and total comprehensive income are the same for all periods presented.

Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation.

(2)   Debt Obligations

Debt obligations are summarized as follows (amounts in millions):

	April 2, 2009	January 1, 2009
Debt obligations (a)	$1.8	$1.9
Less current portion	(0.2)	(0.2)
Long-term debt	$1.6	$1.7

(a)                                 Debt obligations include $1.8 million and $1.9 million of capital lease obligations as of April 2, 2009 and January 1, 2009, which have an interest rate of 10.0%, maturing in 2016.

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

RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the quarters ended April 2, 2009 and March 27, 2008, UATC recorded management fee expenses of approximately $1.6 million related to this agreement. Such fees have been recorded in the accompanying unaudited condensed consolidated statements of operations as a component of “General and administrative expenses.”

As of April 2, 2009, the Company’s related party receivables totaled approximately $65.7 million, which represents an increase of $2.0 million from $63.7 million as of January 1, 2009.  The increase in these receivables was due primarily to the timing of intercompany cash collections and disbursements, as described above.

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

As a result of the ESA amendment and related modification payment, RCI recognizes various types of other revenue from National CineMedia, including per patron and per digital screen theatre access fees, net of payments for on-screen advertising time provided to the Company’s beverage concessionaire, other NCM revenue and amortization of upfront ESA modification fees utilizing the units of revenue amortization method. These revenues are presented as a component of “Other operating revenues” in the Company’s unaudited condensed consolidated financial statements and consist of the following amounts (in millions):

	Quarter Ended April 2, 2009	Quarter Ended March 27, 2008
Theatre access fees per patron	$0.3	$0.3
Theatre access fees per digital screen	0.1	0.1
Other NCM revenue	0.1	0.1
Amortization of ESA modification fees	0.1	0.1
Payments to beverage concessionaire	(0.3)	(0.3)
Total	$0.3	$0.3

(4)   Sale—Leaseback Transactions

In December 1995, UATC entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of April 2, 2009, 12 theatres were subject to the sale leaseback transaction and approximately $40.6 million in principal amount of pass-through certificates were outstanding.

(5)   Income Taxes

The provision for income taxes of $0.4 million and $1.2 million for the quarters ended April 2, 2009 and March 27, 2008, respectively, reflect effective tax rates of approximately 36.4% and 40.0%, respectively.  The effective tax rates for the quarters ended April 2, 2009 and March 27, 2008 reflect the impact of certain non-deductible expenses.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at April 2, 2009 and January 1, 2009 totaling $3.1 million, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

The Company files income tax returns in the U.S. federal jurisdiction and certain state jurisdictions as part of the REG income tax filings and files separate income tax returns in various other state jurisdictions as well.  In June 2005, REG was notified that the Internal Revenue Service (“IRS”) would examine its 2002 and 2003 federal income tax returns. During October 2005, the IRS completed its examination of REG’s federal tax returns for such years and REG and the IRS agreed to certain adjustments to REG’s 2002 and 2003 federal tax returns. Such adjustments did not have a material impact on REG’s or the Company’s provision for income taxes.  REG and the Company are no longer subject to U.S. federal income tax examinations by taxing authorities for years before 2005, and with limited exceptions, are no longer subject to state income tax examinations for years before 2004.  However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year.

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

On or about January 3, 2007, suit was initiated against the Company in Federal Court, Central District of California, styled, Bateman, individually and on behalf of all others similarly situated, v. Regal Cinemas, Inc. and United Artists Theatre Circuit, Inc., et al., alleging violations of the Fair and Accurate Transaction Act, for allegedly printing expiration dates and credit card numbers on customer receipts. The plaintiff sought to represent a class of individuals allegedly harmed by this alleged practice. The complaint sought actual damages and/or statutory damages of at least one hundred dollars or up to one thousand dollars per violation, and attorney fees and costs. We believe we are in substantial compliance with all applicable federal and state laws governing these trade practices. On November 21, 2008, the court entered an order of dismissal of the complaint in its entirety, without prejudice, with each party to bear their own costs.

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

(7)   Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS No. 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). SFAS No. 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Future reductions in the valuation allowance recorded relative to pre-acquisition periods will result in a decrease in the provision for income taxes. In addition, with respect to uncertain tax positions, changes in the amount of tax benefit recognized relative to pre-acquisition periods will result in an increase/decrease in the provision for income taxes (see Note 5—“Income Taxes” for further discussion).  The adoption of SFAS No. 141(R) did not have a material impact on the Company’s consolidated financial position, cash flows or results of operations during the quarter ended April 2, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted SFAS No. 160 during the quarter ended April 2, 2009.  The adoption had the effect of reclassifying amounts previously classified under “minority interest” (approximately $0.2 million as of January 1, 2009) to a component of equity under “noncontrolling interest” in the accompanying unaudited condensed consolidated balance sheets.  Amounts previously classified under “minority interest in earnings of consolidated subsidiaries” are now classified as “noncontrolling interest” and presented net of tax below “net income” to arrive at “net income attributable to controlling interest” in the accompanying unaudited condensed consolidated statements of operations.

(8)   Subsequent Event

In conjunction with Regal’s acquisition of Consolidated Theatre Holdings, G.P. (“Consolidated Theatres”) on April 30, 2008, Regal entered into a final judgment with the Antitrust Division of the United States Department of Justice (“DOJ”) to hold separate and divest of four theatres in North Carolina.  One of the four theatres subject to the judgment was an existing ten screen UATC property with declining cash flows.  The assets of this property had been previously impaired due to its declining cash flows.  On April 30, 2009, pursuant to the final judgment between Regal and the DOJ, UATC transferred the theatre to another theatre operator, Carolina Cinemas LLC.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on March 24, 2009 with the SEC (File No. 033-49598) for the Company’s fiscal year ended January 1, 2009.  The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

The Company

UATC operated 577 screens in 66 theatres in 19 states as of April 2, 2009. As of March 27, 2008, UATC operated 604 screens in 69 theatres in 19 states. The Company formally operates on a 52-week fiscal year (ending on the first Thursday after December 25 each year) with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company manages its business under one reportable segment: theatre exhibition operations.

We generate revenues primarily from admissions and concession sales. Additional revenues are generated by our vendor marketing programs and various other activities in our theatres.  In addition, National CineMedia provides us with a theatre access fee associated with revenues generated from its sale of on-screen advertising, rental of theatres for business meetings and concerts and other events pursuant to its arrangements with RCI (described in Note 3—“Related Party Transactions”). Film rental costs depend on a variety of factors including the prospects of a film, the popularity and box office revenues of a film and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

On February 12, 2007, Regal, along with AMC Entertainment, Inc. (“AMC”) and Cinemark, Inc. (“Cinemark”), formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company (“DCIP”), to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Future digital cinema developments will be managed by DCIP, subject to the approval of Regal, AMC and Cinemark. Each of Regal, AMC and Cinemark has an equal ownership and voting interest in DCIP. Recently, DCIP announced the execution of long-term deployment agreements with six film studios. DCIP is continuing to work with film studios and financial institutions to negotiate and finalize the related financing plans that would provide for a studio-financed conversion to digital projection.  Upon completion, we are prepared to begin converting our existing theatres from 35mm film projection to digital projection and intend to complete the conversion of the entire circuit in approximately three to four years.

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see “Business-Industry Overview and Trends” and “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended January 1, 2009 and “Results of Operations” below.

Results of Operations

Overview

Based on our review of industry sources, national box office revenues for the time period that corresponds to UATC’s first fiscal quarter of 2009 were estimated to have increased by approximately 2-3% in comparison to the first fiscal quarter of 2008.  The industry’s box office results were positively impacted by ticket price increases and the breadth of films released in the first quarter of 2009, which included strong attendance from key releases such as Gran Torino, Paul Blart: Mall Cop, Taken and Watchmen.

Our total revenues for the quarter ended April 2, 2009 (“Q1 2009 Period”) were $51.7 million, consisting of $35.8 million of admissions revenues, $14.2 million from concessions revenues and $1.7 million of other operating revenues, and were consistent with the total revenues for the quarter ended March 27, 2008 (“Q1 2008 Period”).

During the Q1 2009 Period, total admissions revenues decreased $0.2 million, or 0.6%, to $35.8 million, from $36.0 million for the Q1 2008 Period.  The decline in the Company’s total admissions revenues was attributable to a 4.3% decrease in attendance resulting primarily from the continued aging of our theatres (approximately 54% of our screens are located in older, sloped floor multiplexes), the closure of approximately 27 underperforming screens during the twelve month period ended April 2, 2009 and to a lesser extent, a shift in our fiscal calendar which resulted in the several days from the traditionally high attendance week between Christmas and New Years Day being included in the Q1 2008 Period, but not the Q1 2009 Period.  These factors were partially offset by a 3.9% increase in average ticket prices.  Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors including general inflationary trends and local market conditions) along with the mix of film product exhibited during the Q1 2009 Period were the primary drivers of the increase in our Q1 2009 Period average ticket price.

In addition, during the Q1 2009 Period, we experienced an increase in total concessions revenues and other operating revenues remained consistent with that of the Q1 2008 Period. Total concessions revenues and average concessions revenues per patron during the Q1 2009 Period in comparison to the Q1 2008 Period were positively impacted by price increases and a concession friendly mix of film product exhibited during the Q1 2009 Period.

During the Q1 2009 Period, income from operations decreased $1.6 million, or 59.3%, from the Q1 2008 Period.  The decrease in income from operations during the Q1 2009 Period was primarily attributable to increases in net loss on disposal and impairment of operating assets, resulting from the satisfaction of remaining lease obligations related to the closure of an underperforming theatre and the impairment of another theatre, and in other theatre operating expenses, partially offset by slight reductions in film and advertising expense.  The Company reported net income of $0.7 million in the Q1 2009 Period compared to net income of $1.8 million in the Q1 2008 Period. The decrease in net income was primarily due to the decrease in operating income and a decrease in interest income, partially offset by a decrease in income taxes described in further detail below.

The following table sets forth the percentage of total revenues represented by certain items included in the unaudited condensed consolidated statements of operations for the Q1 2009 Period and the Q1 2008 Period:

	Q1 2009 Period	Q1 2008 Period
Revenues:
Admissions	69.2%	69.6%
Concessions	27.5	27.1
Other operating revenues	3.3	3.3
Total revenues	100.0	100.0
Operating expenses:
Film rental and advertising costs	33.8	34.0
Cost of concessions	3.7	3.7
Other operating expenses	42.6	42.0
Sale and leaseback rentals	7.2	7.2
General and administrative expenses	3.1	3.1
Depreciation and amortization	4.6	4.6
Net loss on disposal and impairment of operating assets	2.9	0.2
Total operating expenses	97.9	94.8
Income from operations	2.1%	5.2%

Total Revenues

The following table summarizes revenues and revenue-related data for the Q1 2009 Period and the Q1 2008 Period (in millions, except averages):

	Q1 2009 Period	Q1 2008 Period
Admissions	$35.8	$36.0
Concessions	14.2	14.0
Other operating revenues	1.7	1.7
Total revenues	$51.7	$51.7
Attendance	4.5	4.7
Average ticket price (1)	$7.96	$7.66
Average concessions per patron (2)	$3.16	$2.98

(1)               Calculated as admissions revenue/attendance.
(2)               Calculated as concessions revenue/attendance.

Q1 2009 Period Compared to Q1 2008 Period

Admissions

During the Q1 2009 Period, total admissions revenues decreased $0.2 million, or 0.6%, to $35.8 million, from $36.0 million for the Q1 2008 Period.  The decline in the Company’s total admissions revenues was attributable to a 4.3% decrease in attendance resulting primarily from the continued aging of our theatres (approximately 54% of our screens are located in older, sloped floor multiplexes), the closure of approximately 27 underperforming screens during the twelve month period ended April 2, 2009 and to a lesser extent, a shift in our fiscal calendar which resulted in the several days from the traditionally high attendance week between Christmas and New Years Day being included in the Q1 2008 Period, but not the Q1 2009 Period.  These factors were partially offset by a 3.9% increase in average ticket prices.  Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors including general inflationary trends and local market conditions) along with the mix of film product exhibited during the Q1 2009 Period were the primary drivers of the increase in our Q1 2009 Period average ticket price.

Concessions

During the Q1 2009 Period, total concessions revenues increased $0.2 million, or 1.4%, to $14.2 million, from $14.0 million for the Q1 2008 Period.  Average concessions revenues during the Q1 2009 Period increased 6.0%, to $3.16, from $2.98 for the Q1 2008 Period.  The increases in total concessions revenues and average concessions revenues per patron were primarily a result of price increases and the concession friendly mix of film product exhibited during the Q1 2009 Period.

Other Operating Revenues

Total other operating revenues for the Q1 2009 Period of $1.7 million were consistent with that of the Q1 2008 Period.  Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for on-screen advertising time provided to our beverage concessionaire), marketing revenues from our vendor marketing programs and other theatre revenues.

Operating Expenses

The following table summarizes theatre operating expenses for the Q1 2009 Period and the Q1 2008 Period (dollars in millions):

	Q1 2009 Period		Q1 2008 Period
	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	17.5	48.9	17.6	48.9
Cost of concessions(2)	1.9	13.4	1.9	13.6
Other theatre operating expenses(3)	22.0	42.6	21.7	42.0
Sale and leaseback rentals(3)	3.7	7.2	3.7	7.2
General and administrative expenses(3)	1.6	3.1	1.6	3.1

(1)           Percentage of revenues calculated as a percentage of admissions revenues.

(2)           Percentage of revenues calculated as a percentage of concessions revenues.

(3)           Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues was approximately 48.9% during the Q1 2009 Period, which was consistent with that of the Q1 2008 Period.

Cost of Concessions

Cost of concessions during the Q1 2009 Period of $1.9 million was consistent with that of the Q1 2008 Period.  Cost of concessions as a percentage of concessions revenues for the Q1 2009 Period were approximately 13.4% compared to 13.6% for the Q1 2008 Period.  The decrease in cost of concessions as a percentage of concessions revenues during the Q1 2009 Period was primarily related to price increases in our concession products, partially offset by slightly higher food costs.

Other Theatre Operating Expenses

Other theatre operating expenses increased $0.3 million, or 1.4%, to $22.0 million in the Q1 2009 Period, from $21.7 million in the Q1 2008 Period.  Other theatre operating expenses as a percentage of total revenues increased to 42.6% in the Q1 2009 Period as compared to 42.0% in the Q1 2008 Period. The increases in other theatre operating expenses and other theatre operating expenses as a percentage of total revenues in the Q1 2009 Period was primarily attributable to increases in non-rent occupancy costs and other fixed costs.

Sale and Leaseback Rentals

Sale and leaseback expenses of $3.7 million for the Q1 2009 Period were consistent with that of the Q1 2008 Period.  See Note 4 - “Sale-Leaseback Transactions” for further discussion of sale and leaseback transactions.

General and Administrative Expenses

General and administrative expenses during the Q1 2009 Period of $1.6 million were consistent with that of the Q1 2008 Period.  As a percentage of total revenues, general and administrative expenses of 3.1% during the Q1 2009 Period were consistent with that of the Q1 2008 Period.  Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC.

Depreciation and Amortization

For the Q1 2009 Period, depreciation and amortization expense totaled approximately $2.4 million which was consistent with that of the Q1 2008 Period.

Income from Operations

Income from operations totaled $1.1 million during the Q1 2009 Period, which represents a decrease of $1.6 million, or 59.3%, from $2.7 million in the Q1 2008 Period.  The decrease in income from operations during the Q1 2009 Period was primarily attributable to increases in net loss on disposal and impairment of operating assets, resulting from the satisfaction of remaining lease obligations related to the closure of an underperforming theatre and the impairment of another theatre, and in other theatre operating expenses, partially offset by slight reductions in film and advertising expense.

Interest Income, net

During the Q1 2009 Period, net interest income decreased $0.3 million, or 100.0%, from $0.3 million in the Q1 2008 Period.  The decrease in net interest income during the Q1 2009 Period was principally due to a lower average cash balance outstanding and a decline in our average interest rate during this time period.

Income Taxes

The provision for income taxes of $0.4 million and $1.2 million for the Q1 2009 Period and the Q1 2008 Period, respectively, reflect effective tax rates of approximately 36.4% and 40.0%, respectively.  The effective tax rates reflect the impact of certain non-deductible expenses.

Net Income

During the Q1 2009 Period, net income totaled $0.7 million, which represents a decrease of $1.1 million, from net income of $1.8 million in the Q1 2008 Period.  The decrease in net income for the Q1 2009 Period as compared to the Q1 2008 Period was primarily attributable to the decrease in operating income and a decrease in interest income, partially offset by a decrease in income taxes described above.

Cash Flows

The following table summarizes certain cash flow data for the Q1 2009 Period and the Q1 2008 Period (in millions):

	Q1 2009 Period	Q1 2008 Period
Net cash used in operating activities	$(3.2)	$(4.1)
Net cash used in investing activities	(0.8)	(1.3)
Net cash used in financing activities	(2.3)	(2.3)
Net decrease in cash and cash equivalents	$(6.3)	$(7.7)

Q1 2009 Period Compared to Q1 2008 Period

Net cash flows used in operating activities decreased by approximately $0.9 million to approximately $3.2 million for the Q1 2009 Period from approximately $4.1 million for the Q1 2008 Period.  The net decrease in net cash flows used in operating activities for the Q1 2009 Period was primarily attributable to a $1.6 million increase in changes in operating assets and liabilities, partially offset by a decrease in the deferred income tax expense of $0.9 million.  The net increase in the changes in operating assets and liabilities and other working capital items was primarily related to the timing of certain vendor payments, income tax payments and other liabilities in the Q1 2009 Period.

Net cash flows used in investing activities were approximately $0.8 million for the Q1 2009 Period compared to cash flows used in investing activities of approximately $1.3 million for the Q1 2008 Period.  Contributing to the decrease in cash flows used in investing activities during the Q1 2009 Period was proceeds from the disposition of assets of approximately $0.2 million coupled with the $0.4 million in partnership distributions during the Q1 2008 Period, partially offset by the incremental capital expenditures of approximately $0.1 million during the Q1 2009 Period.

Net cash flows used in financing activities were approximately $2.3 million for the Q1 2009 Period which was consistent with that of the Q1 2008 Period. The net decrease in the change in the related party receivable of $0.1 million during the Q1 2009 Period as compared to the Q1 2008 Period was offset by the increase in debt payments of $0.1 million during the Q1 2009 Period.

Liquidity and Capital Resources

Our revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit cards at the point of sale. Our operating expenses are primarily related to film and advertising costs, rent and occupancy, and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues and the cost of the Company’s concessions are generally paid to vendors approximately 30 to 35 days from purchase. Our current liabilities generally include items that will become due within twelve months.  In addition, from time to time, we may use cash from operations to fund dividends to our Parent in excess of net income and cash flows from operating activities less cash flows from investing and financing activities.  As a result, at any given time, our balance sheet may reflect a working capital deficit.

We fund the cost of capital expenditures through internally generated cash flows and cash on hand. Our capital requirements have historically arisen principally in connection with retrofitting existing theatres, upgrading the Company’s theatre facilities (including digital 3D screens) and replacing equipment.

The costs of implementing digital projection in our theatres will be substantially funded by DCIP.  DCIP and its members have yet to execute definitive agreements concerning the extent of such funding, but based on current negotiations, we expect DCIP to fund the implementation of digital projection through virtual print fees from motion picture studios. We will bear operating and maintenance costs with respect to digital projection systems in our theatres, which we expect to be similar to what we currently spend on our conventional film projectors. Should the conversion process to digital cinema rapidly accelerate and the major studios not cover the cost of the conversion as expected, we may have to incur additional capital expenditures associated with this potential change.  We believe the installation of digital projection systems, when combined with 3D technology, will allow us to offer our patrons premium 3D movie experiences, which we believe will generate incremental revenue for the Company.  We remain optimistic regarding the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see growing support of 3D film product by the major studios.

The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. We currently expect capital expenditures for theatre expansion, upgrading and replacements to be in the range of $4.0 million to $8.0 million in fiscal 2009. During the Q1 2009 Period, the Company invested an aggregate of approximately $1.0 million in capital expenditures.

For a discussion of the series of significant financing transactions which have occurred through January 1, 2009, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” contained in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended January 1, 2009.

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments and off-balance sheet arrangements as of January 1, 2009, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended January 1, 2009.  As of April 2, 2009, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments.  We believe that the amount of cash and cash equivalents on hand and cash flow expected from operations will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next twelve months.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended January 1, 2009 and incorporated by reference herein.  As of April 2, 2009, there were no significant changes in our critical accounting policies or estimation procedures.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

UATC’s market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. As of April 2, 2009, the Company maintained no debt obligations bearing floating interest rates.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of April 2, 2009, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of April 2, 2009, our disclosure controls and procedures were effective.

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

Item 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K for the fiscal year ended January 1, 2009, filed with the SEC on March 24, 2009 (File No. 033-49598).

Item 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED ARTISTS THEATRE CIRCUIT, INC.

Date: May 18, 2009	By:	/s/ MICHAEL L. CAMPBELL
Michael L. Campbell
President and Chairman of the Board
(Principal Executive Officer)

Date: May 18, 2009	By:	/s/ AMY E. MILES
Amy E. Miles
Vice President and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

UNITED ARTISTS THEATRE CIRCUIT, INC.

Exhibit Index

Exhibit No.	Exhibit Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer