Form 10-Q
period 2009-07-02
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2009-08-17
CIK 889570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2009

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

The number of shares outstanding of $1.00 par value common stock at August 17, 2009 was 100 shares.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	July 2, 2009	January 1, 2009
Assets
Current assets:
Cash and cash equivalents	$51.3	$52.8
Receivables	1.3	1.8
Prepaid expenses, concession inventory and other current assets	8.5	0.8
Deferred income tax asset	4.2	1.9
Total current assets	65.3	57.3
Property and equipment:
Land	3.3	3.3
Buildings, leasehold improvements and equipment	128.0	134.6
Total property and equipment	131.3	137.9
Accumulated depreciation and amortization	(75.6)	(78.7)
Total property and equipment, net	55.7	59.2
Goodwill	7.1	7.1
Other non-current assets	0.2	0.2
Total assets	$128.3	$123.8
Liabilities and Equity
Current liabilities:
Accounts payable	$12.6	$10.4
Accrued expenses	5.6	5.5
Current portion of debt obligations	0.2	0.2
Total current liabilities	18.4	16.1
Other non-current liabilities	4.4	1.7
Non-current deferred revenue	25.3	25.5
Long-term debt, less current portion	1.6	1.7
Deferred income tax liability	24.0	22.3
Total liabilities	73.7	67.3
Equity:
Preferred stock, $1.00 par value; 500,000 shares authorized, no shares issued and outstanding at July 2, 2009 and January 1, 2009	—	—
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at July 2, 2009 and January 1, 2009	—	—
Additional paid-in capital	93.2	93.2
Retained earnings	28.6	26.8
Related party receivables	(67.5)	(63.7)
Total stockholder’s equity of United Artists Theatre Circuit	54.3	56.3
Noncontrolling interest	0.3	0.2
Total equity	54.6	56.5
Total liabilities and equity	$128.3	$123.8

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Quarter Ended July 2, 2009	Quarter Ended June 26, 2008	Two Quarters Ended July 2, 2009	Two Quarters Ended June 26, 2008
Revenues:
Admissions	$42.6	$37.6	$78.4	$73.6
Concessions	16.9	15.4	31.1	29.4
Other operating revenues	2.0	2.0	3.7	3.7
Total revenues	61.5	55.0	113.2	106.7
Operating expenses:
Film rental and advertising costs	22.3	19.9	39.8	37.5
Cost of concessions	2.4	2.1	4.3	4.0
Other theatre operating expenses	22.8	23.1	44.8	44.8
Sale and leaseback rentals	3.7	3.7	7.4	7.4
General and administrative expenses	1.8	1.6	3.4	3.2
Depreciation and amortization	2.2	2.4	4.6	4.8
Net loss (gain) on disposal and impairment of operating assets	4.3	(0.1)	5.8	—
Total operating expenses	59.5	52.7	110.1	101.7
Income from operations	2.0	2.3	3.1	5.0
Other expense (income):
Interest income, net	—	—	—	(0.3)
Total other income, net	—	—	—	(0.3)
Income before income taxes	2.0	2.3	3.1	5.3
Provision for income taxes	0.8	0.9	1.2	2.1
Net income	1.2	1.4	1.9	3.2
Noncontrolling interest, net of tax	(0.1)	—	(0.1)	—
Net income attributable to controlling interest	$1.1	$1.4	$1.8	$3.2

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Two Quarters Ended July 2, 2009	Two Quarters Ended June 26, 2008
Cash flows from operating activities:
Net income attributable to controlling interest	$1.8	$3.2
Adjustments to reconcile net income attributable to controlling interest to net cash provided by operating activities:
Depreciation and amortization	4.6	4.8
Net loss on disposal and impairment of operating assets	5.8	—
Noncontrolling interest	0.1	—
Deferred income tax (benefit) expense	(0.6)	1.8
Effect of leases with escalating minimum annual rentals	(0.6)	(0.4)
Change in operating assets and liabilities:
Receivables	0.5	0.8
Prepaid expenses, concession inventory and other assets	(7.7)	(0.1)
Accounts payable	2.2	(1.6)
Deferred revenue	(0.2)	(0.1)
Accrued expenses and other liabilities	(1.1)	—
Net cash provided by operating activities	4.8	8.4
Cash flows from investing activities:
Capital expenditures	(2.4)	(2.9)
Proceeds from disposition of assets, net	0.2	0.3
Distributions to partnership	—	(0.4)
Net cash used in investing activities	(2.2)	(3.0)
Cash flows from financing activities:
Debt payments	(0.1)	(0.1)
Increase in related party receivables	(4.0)	(4.7)
Net cash used in financing activities	(4.1)	(4.8)
Net (decrease) increase in cash and cash equivalents	(1.5)	0.6
Cash and cash equivalents:
Beginning of period	52.8	50.1
End of period	$51.3	$50.7

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2009 and June 26, 2008

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

UATC operated 567 screens in 65 theatres in 19 states as of July 2, 2009. As of June 26, 2008, UATC operated 596 screens in 68 theatres in 19 states.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2008) results in a 53-week fiscal year.  As of July 2, 2009, the Company managed its business under one reportable segment: theatre exhibition operations.

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

In conjunction with Regal’s acquisition of Consolidated Theatre Holdings, G.P. (“Consolidated Theatres”) on April 30, 2008, Regal entered into a final judgment with the Antitrust Division of the United States Department of Justice (“DOJ”) to hold separate and divest of four theatres comprising 52 screens in North Carolina.  One of the four theatres subject to the judgment was an existing ten screen theatre leased by UATC with declining cash flows.  The assets of this theatre had been previously impaired due to its declining cash flows.  On April 30, 2009, pursuant to the final judgment between Regal and the DOJ, UATC transferred the theatre to another theatre operator, Carolina Cinemas LLC (“Carolina Cinemas”).  In order to implement the assignment of this theatre, UATC entered into an operating agreement with Carolina Cinemas to address various matters including, without limitation, the use of equipment owned by UATC, as well as payment of annual rent during the agreement.  Pursuant to this operating agreement, until the lease for this theatre expires on December 31, 2017, UATC shall be solely responsible for paying the landlord the rent due under the lease.  As a result of this agreement during the quarter ended July 2, 2009 UATC recorded a liability of approximately $4.2 million for the present value of the total remaining lease obligation for this theatre assigned to Carolina Cinemas.  Furthermore, as a result of this obligation, the Company recorded an impairment charge of approximately $3.8 million in the accompanying unaudited condensed consolidated statements of operations as a component of “Net loss on disposal and impairment of operating assets.” Accretion expense will be recorded monthly based on the incremental borrowing rate over the term of the lease.

The Company has prepared the unaudited condensed consolidated balance sheet as of July 2, 2009 and the unaudited condensed consolidated statements of operations and cash flows for the quarter and two quarters ended July 2, 2009 and June 26, 2008, respectively, in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The January 1, 2009 unaudited condensed consolidated balance sheet information is derived from the audited consolidated financial statements of the Company included in its annual report on Form 10-K for the fiscal year ended January 1, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter and two quarters ended July 2, 2009 are not necessarily indicative of the operating results that may be achieved for the full 2009 fiscal year.

Net income and total comprehensive income are the same for all periods presented.

Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation.

(2)   Debt Obligations

Debt obligations are summarized as follows (amounts in millions):

	July 2, 2009	January 1, 2009
Debt obligations (a)	$1.8	$1.9
Less current portion	(0.2)	(0.2)
Long-term debt	$1.6	$1.7

(a)                                  Debt obligations include $1.8 million and $1.9 million of capital lease obligations as of July 2, 2009 and January 1, 2009, which have an interest rate of 10.0%, maturing in 2016.

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

RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the quarters ended July 2, 2009 and June 26, 2008, UATC recorded management fee expenses of approximately $1.8 million and $1.6 million, respectively, related to this agreement. During the two quarters ended July 2, 2009 and June 26, 2008, UATC recorded management fee expenses of approximately $3.4 million and $3.2 million, respectively, related to this agreement. Such fees have been recorded in the accompanying unaudited condensed consolidated statements of operations as a component of “General and administrative expenses.”

As of July 2, 2009, the Company’s related party receivables totaled approximately $67.5 million, which represents an increase of $3.8 million from $63.7 million as of January 1, 2009.  The increase in these receivables was due primarily to the timing of intercompany cash collections and disbursements, as described above.

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

	Quarter Ended July 2, 2009	Quarter Ended June 26, 2008	Two Quarters Ended July 2, 2009	Two Quarters Ended June 26, 2008
Theatre access fees per patron	$0.3	$0.3	$0.7	$0.7
Theatre access fees per digital screen	0.1	0.1	0.2	0.2
Other NCM revenue	0.1	0.1	0.1	0.1
Amortization of ESA modification fees	0.1	0.1	0.2	0.1
Payments for beverage concessionaire advertising	(0.3)	(0.3)	(0.6)	(0.5)
Total	$0.3	$0.3	$0.6	$0.6

(4)   Sale—Leaseback Transactions

In December 1995, UATC entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of July 2, 2009, 12 theatres were subject to the sale leaseback transaction and approximately $38.4 million in principal amount of pass-through certificates were outstanding.

(5)   Income Taxes

The provision for income taxes of $0.8 million and $0.9 million for the quarters ended July 2, 2009 and June 26, 2008, respectively, reflect effective tax rates of approximately 40.0% and 39.1%, respectively.  The provision for income taxes of $1.2 million and $2.1 million for the two quarters ended July 2, 2009 and June 26, 2008, respectively, reflect effective tax rates of approximately 38.7% and 39.6%, respectively. The effective tax rates for the quarters and two quarters ended July 2, 2009 and June 26, 2008 reflect the impact of certain non-deductible expenses.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at July 2, 2009 and January 1, 2009 totaling $3.1 million, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

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

(7)   Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations. SFAS No. 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). SFAS No. 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Future reductions in the valuation allowance recorded relative to pre-acquisition periods will result in a decrease in the provision for income taxes. In addition, with respect to uncertain tax positions, changes in the amount of tax benefit recognized relative to pre-acquisition periods will result in an increase/decrease in the provision for income taxes. The adoption of SFAS No. 141(R) did not have a material impact on the Company’s consolidated financial position, cash flows or results of operations.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes reporting and disclosure requirements based on the existence of conditions at the date of the balance sheet for events or transactions that occurred after the balance sheet date but before the financial statements are issued or are available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. The Company adopted SFAS No. 165 as of July 2, 2009 and has evaluated subsequent events through August 17, 2009 which is the date the financial statements were issued.

During June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which is to be adopted as of the beginning of its first annual reporting period that begins after November 15, 2009, and interim and annual reporting periods thereafter.  SFAS No. 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46(R)”) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

a.               The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and

b.              The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. SFAS No. 167 amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 amends FIN 46(R) to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance.  SFAS No. 167 amends FIN 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity.  The Company is evaluating the adoption of SFAS No. 167 and its impact on the Company’s consolidated financial position, cash flows and results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

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

The Company

UATC operated 567 screens in 65 theatres in 19 states as of July 2, 2009. As of June 26, 2008, UATC operated 596 screens in 68 theatres in 19 states. The Company formally operates on a 52-week fiscal year (ending on the first Thursday after December 25 each year) with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company manages its business under one reportable segment: theatre exhibition operations.

We generate revenues primarily from admissions and concession sales. Additional revenues are generated by our vendor marketing programs and various other activities in our theatres.  In addition, National CineMedia provides us with a theatre access fee associated with revenues generated from its sale of on-screen advertising, rental of theatres for business meetings and concerts and other events pursuant to its arrangements with RCI (described in Note 3—“Related Party Transactions”). Film rental costs depend on a variety of factors including the prospects of a film, the popularity and box office revenues of a film, and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

On February 12, 2007, Regal, along with AMC Entertainment, Inc. (“AMC”) and Cinemark, Inc. (“Cinemark”), formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company (“DCIP”), to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Future digital cinema developments will be managed by DCIP, subject to the approval of Regal, AMC and Cinemark. Each of Regal, AMC and Cinemark has an equal ownership and voting interest in DCIP. Recently, DCIP announced the execution of long-term deployment agreements with six film studios. DCIP is continuing to work with film studios and financial institutions to negotiate and finalize the related financing plans that would provide for a wide-scale studio-financed conversion to digital projection.  Upon completion, we are prepared to begin converting our existing theatres from 35mm film projection to digital projection and intend to complete the conversion of the entire circuit in approximately three to four years.

In conjunction with Regal’s acquisition of Consolidated Theatres on April 30, 2008, Regal entered into a final judgment with the DOJ to hold separate and divest of four theatres comprising 52 screens in North Carolina.  One of the four theatres subject to the judgment was an existing ten screen theatre leased by UATC with declining cash flows.  The assets of this theatre had been previously impaired due to its declining cash flows.  On April 30, 2009, pursuant to the final judgment between Regal and the DOJ, UATC transferred the theatre to another theatre operator, Carolina Cinemas.  In order to implement the assignment of this theatre, UATC entered into an operating agreement with Carolina Cinemas to address various matters including, without limitation, the use of equipment owned by UATC, as well as payment of annual rent during the agreement.  Pursuant to this operating agreement, until the lease for this theatre expires on December 31, 2017, UATC shall be solely responsible for paying the landlord the rent due under the lease.  As a result of this agreement during the quarter ended July 2, 2009 UATC recorded a liability of approximately $4.2 million for the present value of the total remaining lease obligation for this theatre assigned to Carolina Cinemas.  Furthermore, as a result of this obligation, the Company recorded an impairment charge of approximately $3.8 million in the accompanying unaudited condensed consolidated statements of operations as a component of “Net loss on disposal and impairment of operating assets.” Accretion expense will be recorded monthly based on the incremental borrowing rate over the term of the lease.

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see “Business-Industry Overview and Trends” and “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended January 1, 2009 and “Results of Operations” below.

Results of Operations

Overview

Based on our review of industry sources, national box office revenues for the time period that corresponds to UATC’s second fiscal quarter of 2009 were estimated to have increased by approximately 20% in comparison to the second fiscal quarter of 2008.  The industry’s box office results were positively impacted by ticket price increases and the breadth of key films released in the second quarter of 2009, which included strong attendance from releases such as Star Trek, Transformers: Revenge of the Fallen, Up, Hangover and X-Men Origins: Wolverine.

Our total revenues for the quarter ended July 2, 2009 (“Q2 2009 Period”) were $61.5 million, consisting of $42.6 million of admissions revenues, $16.9 million from concessions revenues and $2.0 million of other operating revenues, and increased 11.8% from total revenues of $55.0 million for the quarter ended June 26, 2008 (“Q2 2008 Period”).

During the Q2 2009 Period, total admissions revenues increased $5.0 million, or 13.3%, to $42.6 million, from $37.6 million for the Q2 2008 Period due to an 8.3% increase in attendance and a 4.6% increase in average ticket prices.  We believe that the overall increase in attendance during the Q2 2009 Period was primarily a result of incremental attendance from the breadth of key films exhibited during the quarter and a shift in our Q2 2009 Period fiscal calendar, which resulted in several days from the traditionally robust attendance week of July 4th being included in the Q2 2009 Period, but not the Q2 2008 Period, partially offset by the continued aging of our theatres (approximately 52% of our screens are located in older, sloped floor multiplexes) and the closure of approximately 29 underperforming screens during the twelve month period ended July 2, 2009.  Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions) along with an increase in the percentage of our admissions revenues generated by premium priced 3D films and the mix of film product exhibited during the Q2 2009 Period were the primary drivers of the increase in our Q2 2009 Period average ticket price.

In addition, during the Q2 2009 Period, we experienced an increase in total concessions revenues. Total concessions revenues and average concessions revenues per patron during the Q2 2009 Period in comparison to the Q2 2008 Period were positively impacted by price increases and a concession friendly mix of film product exhibited during the Q2 2009 Period. Other operating revenues for the Q2 2009 Period remained consistent with that of the Q2 2008 Period.

During the Q2 2009 Period, income from operations decreased $0.3 million, or 13.0%, from the Q2 2008 Period.  The decrease in income from operations during the Q2 2009 Period was primarily attributable to increases in net loss on disposal and impairment of operating assets, resulting from the $3.8 million charge for the remaining lease obligation related to the theatre transferred to Carolina Cinemas during the Q2 2009 Period (See Note 1 “The Company and Basis of Presentation” for further discussion) and the impairment of another theatre, partially offset by the aforementioned increases in admissions and concessions revenues. In addition, we experienced increases in film and advertising expense, cost of concessions and general and administrative expenses, partially offset by slight reductions in other theatre operating expenses and depreciation during the Q2 2009 Period.  The Company reported net income attributable to controlling interest of $1.1 million in the Q2 2009 Period compared to net income attributable to controlling interest of $1.4 million in the Q2 2008 Period. The decrease in net income attributable to controlling interest was primarily due to the decrease in operating income.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of operations for the Q2 2009 Period, the Q2 2008 Period, the two quarters ended July 2, 2009 (“Fiscal 2009 Period”) and the two quarters ended June 26, 2008 (“Fiscal 2008 Period”):

	Q2 2009 Period	Q2 2008 Period	Fiscal 2009 Period	Fiscal 2008 Period
Revenues:
Admissions	69.3%	68.4%	69.2%	69.0%
Concessions	27.5	28.0	27.5	27.5
Other operating revenues	3.2	3.6	3.3	3.5
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	36.3	36.2	35.2	35.1
Cost of concessions	3.9	3.8	3.8	3.8
Other theatre operating expenses	37.1	42.0	39.6	42.0
Sale and leaseback rentals	6.0	6.7	6.5	6.9
General and administrative expenses	2.9	2.9	3.0	3.0
Depreciation and amortization	3.6	4.4	4.1	4.5
Net loss on disposal and impairment of operating assets	7.0	(0.2)	5.1	—
Total operating expenses	96.8	95.8	97.3	95.3
Income from operations	3.2%	4.2%	2.7%	4.7%

Total Revenues

The following table summarizes revenues and revenue-related data for the Q2 2009 Period, the Q2 2008 Period, the Fiscal 2009 Period and the Fiscal 2008 Period (in millions, except averages):

	Q2 2009 Period	Q2 2008 Period	Fiscal 2009 Period	Fiscal 2008 Period
Admissions	$42.6	$37.6	$78.4	$73.6
Concessions	16.9	15.4	31.1	29.4
Other operating revenues	2.0	2.0	3.7	3.7
Total revenues	$61.5	$55.0	$113.2	$106.7
Attendance	5.2	4.8	9.8	9.6
Average ticket price (1)	$8.19	$7.83	$8.00	$7.67
Average concessions revenues per patron (2)	$3.25	$3.21	$3.17	$3.06

(1)           Calculated as admissions revenue/attendance.

(2)           Calculated as concessions revenue/attendance.

Q2 2009 Period Compared to Q2 2008 Period and Fiscal 2009 Period Compared to Fiscal 2008 Period

Admissions

Total admissions revenues increased $5.0 million during the Q2 2009 Period, or 13.3%, to $42.6 million, from $37.6 million in the Q2 2008 Period due to an 8.3% increase in attendance and a 4.6% increase in average ticket prices.  During the Fiscal 2009 Period, total admissions revenues increased $4.8 million, or 6.5%, to $78.4 million, from $73.6 million for the Fiscal 2008 Period.   An attendance increase of 2.1% coupled with a 4.3% increase in our average ticket price led to the favorable increase in the Fiscal 2009 Period admissions revenues.  We believe that the overall increase in attendance during the Q2 2009 Period and the Fiscal 2009 Period was primarily a result of incremental attendance from the breadth of key films exhibited during these periods, partially offset by the continued aging of our theatres (approximately 52% of our screens are located in older, sloped floor multiplexes) and the closure of approximately 29 underperforming screens during the twelve month period ended July 2, 2009.  In addition, the Q2 2009 Period also benefited from a shift in our Q2 2009 Period fiscal calendar, which resulted in several days from the traditionally robust attendance week of July 4th being included in the Q2 2009 Period, but not the Q2 2008 Period.  Despite the favorable shift in the Q2 2009 Period fiscal calendar, the Fiscal 2009 Period’s gain in attendance was negatively impacted by a shift in our Fiscal 2009 Period fiscal calendar, which resulted in several days from the traditionally high attendance week between Christmas and New Years Day being included in the Fiscal 2008 Period, but not the Fiscal 2009 Period.  Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions) along with an increase in the percentage of our admissions revenues generated by premium priced 3D films and the mix of film product exhibited during the Q2 2009 Period and the Fiscal 2009 Period were the primary drivers of the increase in our Q2 2009 Period and the Fiscal 2009 Period average ticket price.

Concessions

During the Q2 2009 Period, total concessions revenues increased $1.5 million, or 9.7%, to $16.9 million, from $15.4 million for the Q2 2008 Period.  Total concessions revenues increased $1.7 million, or 5.8%, to $31.1 million in the Fiscal 2009 Period, from $29.4 million in the Fiscal 2008 Period.   Average concessions revenues per patron during the Q2 2009 Period increased 1.2%, to $3.25, from $3.21 for the Q2 2008 Period and increased 3.6%, to $3.17 in the Fiscal 2009 Period, from $3.06 in the Fiscal 2008 Period.  The increases in total concessions revenues during the Q2 2009 Period and the Fiscal 2009 Period were attributable to the aforementioned increase in attendance during such periods coupled with increases in average concessions revenues per patron.  The increase in average concessions revenues per patron for the Q2 2009 Period and the Fiscal 2009 Period were primarily a result of price increases and the concession friendly mix of film product exhibited during such periods.

Other Operating Revenues

Total other operating revenues for the Q2 2009 Period of $2.0 million were consistent with that of the Q2 2008 Period.  During the Fiscal 2009 Period, other operating revenues of $3.7 million were consistent with that of the Fiscal 2008 Period.  Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for on-screen advertising time provided to our beverage concessionaire), marketing revenues from our vendor marketing programs and other theatre revenues.

Operating Expenses

The following table summarizes certain operating expenses for the Q2 2009 Period, the Q2 2008 Period, the Fiscal 2009 Period and the Fiscal 2008 Period (dollars in millions):

	Q2 2009 Period		Q2 2008 Period		Fiscal 2009 Period		Fiscal 2008 Period
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	22.3	52.3	19.9	52.9	39.8	50.8	37.5	50.9
Cost of concessions(2)	2.4	14.2	2.1	13.6	4.3	13.8	4.0	13.6
Other theatre operating expenses(3)	22.8	37.1	23.1	42.0	44.8	39.6	44.8	42.0
Sale and leaseback rentals(3)	3.7	6.0	3.7	6.7	7.4	6.5	7.4	6.9
General and administrative expenses(3)	1.8	2.9	1.6	2.9	3.4	3.0	3.2	3.0

(1)           Percentage of revenues calculated as a percentage of admissions revenues.

(2)           Percentage of revenues calculated as a percentage of concessions revenues.

(3)           Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues was approximately 52.3% and 50.8% during the Q2 2009 Period and the Fiscal 2009 Period, respectively, which was relatively consistent with that of the Q2 2008 Period and the Fiscal 2008 Period.

Cost of Concessions

Cost of concessions increased $0.3 million, or 14.3%, during the Q2 2009 Period as compared to the Q2 2008 Period.  During the Fiscal 2009 Period, cost of concessions increased $0.3 million, or 7.5% as compared to the Fiscal 2009 Period.  Cost of concessions as a percentage of concessions revenues for the Q2 2009 Period were approximately 14.2% compared to 13.6% for the Q2 2008 Period and for the Fiscal 2009 Period, cost of concessions as a percentage of concessions revenues were approximately 13.8% compared to 13.6% for the Fiscal 2008 Period.  The increase in cost of concessions as a percentage of concessions revenues during the Q2 2009 Period and the Fiscal 2009 Period was primarily related to a decrease in the amount of vendor marketing revenue recorded as a reduction of cost of concessions.

Other Theatre Operating Expenses

Other theatre operating expenses decreased $0.3 million, or 1.3%, to $22.8 million in the Q2 2009 Period, from $23.1 million in the Q2 2008 Period.  During the Fiscal 2009 Period, other theatre operating expenses of $44.8 million were consistent with that of the Fiscal 2008 Period.  Other theatre operating expenses as a percentage of total revenues decreased to 37.1% in the Q2 2009 Period as compared to 42.0% in the Q2 2008 Period and for the Fiscal 2009 Period, other theatre operating expenses as a percentage of total revenues decreased to 39.6% compared to 42.0% for the Fiscal 2008 Period.   The decreases in other theatre operating expenses and other theatre operating expenses as a percentage of total revenues in the Q2 2009 Period and the Fiscal 2009 Period was primarily attributable to decreases in rent expense and other fixed costs, partially offset by increased variable payroll costs related to the increase in attendance, increased costs associated with higher 3D film revenues and general inflationary increases.

Sale and Leaseback Rentals

Sale and leaseback expenses of $3.7 million for the Q2 2009 Period were consistent with that of the Q2 2008 Period.  Sale and leaseback expenses of $7.4 million for the Fiscal 2009 Period were consistent with that of the Fiscal 2008 Period.  See Note 4 - “Sale-Leaseback Transactions” for further discussion of sale and leaseback transactions.

General and Administrative Expenses

General and administrative expenses increased $0.2 million, or 12.5%, to $1.8 million during the

Q2 2009 Period as compared to $1.6 million in the Q2 2008 Period.  As a percentage of total revenues, general and administrative expenses of 2.9% during the Q2 2009 Period were consistent with that of the Q2 2008 Period.  For the Fiscal 2009 Period, general and administrative expenses increased $0.2 million, or 6.3%, to $3.4 million as compared to $3.2 million in the Fiscal 2008 Period.  As a percentage of total revenues, general and administrative expenses of 3.0% during the Fiscal 2009 Period were consistent with that of the Fiscal 2008 Period.  Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC.  The increase in general and administrative expenses during the Q2 2009 Period and the Fiscal 2009 Period was due to the increase in management fee costs incurred resulting from the increase in total revenues during the Q2 2009 Period and the Fiscal 2009 Period.

Depreciation and Amortization

For the Q2 2009 Period, depreciation and amortization expense decreased $0.2 million, or 8.3%, to $2.2 million, from $2.4 million in the Q2 2008 Period.  Depreciation and amortization expense decreased $0.2 million, or 4.2%, to $4.6 million for the Fiscal 2009 Period, from $4.8 million in the Fiscal 2008 Period.  Such decreases were primarily related to a larger number of fully depreciated assets as of the end of the Q2 2009 Period and the Fiscal 2009 Period.

Net loss (gain) on disposal and impairment of operating assets

Net loss (gain) on disposal and impairment of operating assets increased $4.4 million, to $4.3 million during the Q2 2009 Period as compared to $(0.1) million in the Q2 2008 Period.  For the Fiscal 2009 Period, net loss on disposal and impairment of operating assets was $5.8 million as compared to zero in the Fiscal 2008 Period.  The increase in net loss on disposal and impairment of operating assets during the Q2 2009 Period and the Fiscal 2009 Period was primarily attributable to a $3.8 million charge for the remaining lease obligation related to the theatre transferred to Carolina Cinemas on April 30, 2009 (See Note 1 “The Company and Basis of Presentation” for further discussion).  In addition, during the Fiscal 2009 Period, net loss on disposal and impairment of operating assets was impacted by the satisfaction of remaining lease obligations related to the closure of an underperforming theatre and the impairment of two theatres during the period.

Income from Operations

Income from operations totaled $2.0 million during the Q2 2009 Period, which represents a decrease of $0.3 million, or 13.0%, from $2.3 million in the Q2 2008 Period.  During the Fiscal 2009 Period, income from operations decreased $1.9 million, or 38.0%, to $3.1 million, from $5.0 million in the Fiscal 2008 Period.  The decrease in income from operations during the Q2 2009 Period and the Fiscal 2009 Period was primarily attributable to the increases in net loss on disposal and impairment of operating assets discussed above, increases in film and advertising expense, cost of concessions and general and administrative expenses, partially offset by the aforementioned increases in admissions and concessions revenues and slight reductions in other theatre operating expenses and deprecation during the Q2 2009 Period and the Fiscal 2009 Period.

Interest Income, net

During the Fiscal 2009 Period, net interest income decreased $0.3 million, or 100.0%, from $0.3 million in the Fiscal 2008 Period.  The decrease in net interest income during the Fiscal 2009 Period was principally due to a decline in our average interest rate during this time period.

Income Taxes

The provision for income taxes of $0.8 million and $0.9 million for the Q2 2009 Period and the Q2 2008 Period, respectively, reflect effective tax rates of approximately 40.0% and 39.1%, respectively. The provision for income taxes of $1.2 million and $2.1 million for the Fiscal 2009 Period and the Fiscal 2008 Period, respectively, reflect effective tax rates of approximately 38.7% and 39.6%, respectively.  The effective tax rates for the Q2 2009 Period, the Q2 2008 Period, the Fiscal 2009 Period and the Fiscal 2008 Period reflect the impact of certain non-deductible expenses.

Net Income Attributable to Controlling Interest

During the Q2 2009 Period, net income attributable to controlling interest totaled $1.1 million, which represents a decrease of $0.3 million, from net income attributable to controlling interest of $1.4 million in the Q2 2008 Period.  Net income attributable to controlling interest totaled $1.8 million for the Fiscal 2009 Period, which represents a decrease of $1.4 million, from net income attributable to controlling interest of $3.2 million for the Fiscal 2008 Period.  The decrease in net income attributable to controlling interest for the Q2 2009 Period and the Fiscal 2009 Period was primarily attributable to the decrease in operating income, partially offset by a decrease in income taxes described above.

Cash Flows

The following table summarizes certain cash flow data for the Fiscal 2009 Period and the Fiscal 2008 Period (in millions):

	Fiscal 2009 Period	Fiscal 2008 Period
Net cash provided by operating activities	$4.8	$8.4
Net cash used in investing activities	(2.2)	(3.0)
Net cash used in financing activities	(4.1)	(4.8)
Net (decrease) increase in cash and cash equivalents	$(1.5)	$0.6

Fiscal 2009 Period Compared to Fiscal 2008 Period

Net cash flows provided by operating activities decreased by approximately $3.6 million to approximately $4.8 million for the Fiscal 2009 Period from approximately $8.4 million for the Fiscal 2008 Period.  The net decrease in net cash flows generated from operating activities for the Fiscal 2009 Period was primarily attributable to a $5.3 million decrease in changes in operating assets and liabilities and a decrease in the deferred income tax expense of $2.4 million, partially offset by an increase in total revenues due primarily to an increase in attendance, coupled with increases in average ticket prices and average concessions revenues per patron, partially offset by increases in various expense items.  The net decrease in the changes in operating assets and liabilities and other working capital items was primarily related to the timing of certain vendor payments, income tax payments and other liabilities in the Fiscal 2009 Period.

Net cash flows used in investing activities were approximately $2.2 million for the Fiscal 2009 Period compared to cash flows used in investing activities of approximately $3.0 million for the Fiscal 2008 Period.  Contributing to the decrease in cash flows used in investing activities during the Fiscal 2009 Period was less capital expenditures of approximately $0.5 million during the Fiscal 2009 Period coupled with the $0.4 million in partnership distributions during the Fiscal 2008 Period, partially offset by less proceeds from the disposition of assets of approximately $0.1 million during the Fiscal 2009 Period.

Net cash flows used in financing activities were approximately $4.1 million for the Fiscal 2009 Period compared to cash flows used in financing activities of approximately $4.8 million for the Fiscal 2008 Period. The net decrease in cash flows used in financing activities during the Fiscal 2009 Period was primarily attributable to the change in the related party receivable of $0.7 million during the Fiscal 2009 Period as compared to the Fiscal 2008 Period.

Liquidity and Capital Resources

Our revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit cards at the point of sale. Our operating expenses are primarily related to film and advertising costs, rent and occupancy, and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues and the cost of the Company’s concessions are generally paid to vendors approximately 30 to 35 days from purchase. Our current liabilities generally include items that will become due within twelve months.  In addition, from time to time, we may use cash from operations to fund dividends to our Parent in excess of net income attributable to controlling interest and cash flows from operating activities less cash flows from investing and other financing activities.  As a result, at any given time, our balance sheet may reflect a working capital deficit.

We fund the cost of capital expenditures through internally generated cash flows and cash on hand. Our capital requirements have historically arisen principally in connection with retrofitting existing theatres, upgrading the Company’s theatre facilities (including digital 3D screens) and replacing equipment.

The costs of implementing digital projection in our theatres will be primarily funded by DCIP.  DCIP and its members have yet to execute definitive agreements concerning the extent of such funding, but based on current negotiations, we expect DCIP to fund the implementation of digital projection through virtual print fees from motion picture studios. We will bear operating and maintenance costs with respect to digital projection systems in our theatres, which we expect to be similar to what we currently spend on our conventional film projectors. Since the digital cinema deployment has progressed at a slower rate than expected, we have made incremental investments in digital projectors and 3D projection technology to selectively add 3D capable digital projection systems to our circuit to capture incremental 3D admissions revenues.  To that end, Regal plans to add an additional 150 digital 3D projection systems in the second half of fiscal 2009 and expects to have these systems in operation for the upcoming holiday season with the ultimate goal of contributing these systems to DCIP once financing is secured.  Finally, Regal is also exploring with DCIP potential alternatives to the current DCIP financing plans. Should the conversion process to digital cinema rapidly accelerate and the major studios not cover the cost of the conversion as expected, we may have to incur additional capital expenditures associated with this potential change.

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

The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. We currently expect capital expenditures for theatre expansion, upgrading and replacements to be in the range of $4.0 million to $8.0 million in fiscal 2009. During the Fiscal 2009 Period, the Company invested an aggregate of approximately $2.4 million in capital expenditures.

For a discussion of other significant financing transactions which have occurred through January 1, 2009, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” contained in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended January 1, 2009.

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments and off-balance sheet arrangements as of January 1, 2009, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended January 1, 2009.  As of July 2, 2009, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments.  We believe that the amount of cash and cash equivalents on hand and cash flow expected from operations will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next twelve months.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended January 1, 2009 and incorporated by reference herein.  As of July 2, 2009, there were no significant changes in our critical accounting policies or estimation procedures.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

UATC’s market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. As of July 2, 2009, the Company maintained no debt obligations bearing floating interest rates.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of July 2, 2009, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of July 2, 2009, our disclosure controls and procedures were effective.

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

Item 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1

Amended and Restated Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Michael L. Campbell (filed as exhibit 10.1 to Regal Entertainment Group’s Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated by reference herein)

10.2

Amended and Restated Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Amy E. Miles (filed as exhibit 10.2 to Regal Entertainment Group’s Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated by reference herein)

10.3

Amended and Restated Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Gregory W. Dunn (filed as exhibit 10.3 to Regal Entertainment Group’s Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated by reference herein)

10.4

Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and David H. Ownby (filed as exhibit 10.4 to Regal Entertainment Group’s Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated by reference herein)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED ARTISTS THEATRE CIRCUIT, INC.

Date: August 17, 2009	By:	/s/ AMY E. MILES
Amy E. Miles
President
(Principal Executive Officer)

Date: August 17, 2009	By:	/s/ DAVID H. OWNBY
David H. Ownby
Vice President and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

UNITED ARTISTS THEATRE CIRCUIT, INC.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1

Amended and Restated Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Michael L. Campbell (filed as exhibit 10.1 to Regal Entertainment Group’s Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated by reference herein)

10.2

Amended and Restated Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Amy E. Miles (filed as exhibit 10.2 to Regal Entertainment Group’s Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated by reference herein)

10.3

Amended and Restated Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Gregory W. Dunn (filed as exhibit 10.3 to Regal Entertainment Group’s Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated by reference herein)

10.4

Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and David H. Ownby (filed as exhibit 10.4 to Regal Entertainment Group’s Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated by reference herein)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer