Form 10-Q
period 2009-10-01
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2009-11-16
CIK 889570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2009

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

The number of shares outstanding of $1.00 par value common stock at November 16, 2009 was 100 shares.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	October 1, 2009	January 1, 2009
Assets
Current assets:
Cash and cash equivalents	$50.2	$52.8
Receivables	0.6	1.8
Prepaid expenses, concession inventory and other current assets	4.6	0.8
Deferred income tax asset	4.2	1.9
Total current assets	59.6	57.3
Property and equipment:
Land	3.3	3.3
Buildings, leasehold improvements and equipment	129.3	134.6
Total property and equipment	132.6	137.9
Accumulated depreciation and amortization	(77.9)	(78.7)
Total property and equipment, net	54.7	59.2
Goodwill	7.1	7.1
Other non-current assets	0.2	0.2
Total assets	$121.6	$123.8
Liabilities and Equity
Current liabilities:
Accounts payable	$8.0	$10.4
Accrued expenses	5.0	5.5
Current portion of debt obligations	0.2	0.2
Total current liabilities	13.2	16.1
Other non-current liabilities	4.1	1.7
Non-current deferred revenue	25.2	25.5
Long-term debt, less current portion	1.5	1.7
Deferred income tax liability	24.4	22.3
Total liabilities	68.4	67.3
Equity:
Preferred stock, $1.00 par value; 500,000 shares authorized, no shares issued and outstanding at October 1, 2009 and January 1, 2009	—	—
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at October 1, 2009 and January 1, 2009	—	—
Additional paid-in capital	93.2	93.2
Retained earnings	29.8	26.8
Related party receivables	(70.1)	(63.7)
Total stockholder’s equity of United Artists Theatre Circuit	52.9	56.3
Noncontrolling interest	0.3	0.2
Total equity	53.2	56.5
Total liabilities and equity	$121.6	$123.8

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Quarter Ended October 1, 2009	Quarter Ended September 25, 2008	Three Quarters Ended October 1, 2009	Three Quarters Ended September 25, 2008
Revenues:
Admissions	$37.3	$43.1	$115.7	$116.7
Concessions	14.5	17.3	45.6	46.7
Other operating revenues	1.7	2.1	5.4	5.8
Total revenues	53.5	62.5	166.7	169.2
Operating expenses:
Film rental and advertising costs	18.9	22.9	58.7	60.3
Cost of concessions	2.2	2.4	6.5	6.4
Other theatre operating expenses	22.9	24.3	67.7	69.2
Sale and leaseback rentals	3.7	3.7	11.1	11.1
General and administrative expenses	1.6	1.9	5.0	5.1
Depreciation and amortization	2.2	2.5	6.8	7.3
Net loss on disposal and impairment of operating assets	0.1	—	5.9	—
Total operating expenses	51.6	57.7	161.7	159.4
Income from operations	1.9	4.8	5.0	9.8
Other expense (income):
Interest income, net	(0.1)	(0.2)	(0.1)	(0.5)
Total other income, net	(0.1)	(0.2)	(0.1)	(0.5)
Income before income taxes	2.0	5.0	5.1	10.3
Provision for income taxes	0.8	2.0	2.0	4.1
Net income	1.2	3.0	3.1	6.2
Noncontrolling interest, net of tax	—	—	(0.1)	—
Net income attributable to controlling interest	$1.2	$3.0	$3.0	$6.2

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Quarters Ended October 1, 2009	Three Quarters Ended September 25, 2008
Cash flows from operating activities:
Net income	$3.1	$6.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6.8	7.3
Net loss on disposal and impairment of operating assets	5.9	—
Deferred income tax (benefit) expense	(1.0)	4.1
Effect of leases with escalating minimum annual rentals	(0.9)	(0.6)
Change in operating assets and liabilities:
Receivables	1.2	1.0
Prepaid expenses, concession inventory and other assets	(3.8)	(3.6)
Accounts payable	(2.4)	(6.0)
Deferred revenue	(0.3)	(0.2)
Accrued expenses and other liabilities	(1.0)	(1.7)
Net cash provided by operating activities	7.6	6.5
Cash flows from investing activities:
Capital expenditures	(3.6)	(4.0)
Proceeds from disposition of assets, net	0.2	0.3
Distributions to partnership	—	(0.4)
Net cash used in investing activities	(3.4)	(4.1)
Cash flows from financing activities:
Debt payments	(0.2)	(0.1)
Increase in related party receivables	(6.6)	(10.5)
Net cash used in financing activities	(6.8)	(10.6)
Net decrease in cash and cash equivalents	(2.6)	(8.2)
Cash and cash equivalents:
Beginning of period	52.8	50.1
End of period	$50.2	$41.9

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2009 and September 25, 2008

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

UATC operated 567 screens in 65 theatres in 19 states as of October 1, 2009. As of September 25, 2008, UATC operated 596 screens in 68 theatres in 19 states.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2008) results in a 53-week fiscal year.  As of October 1, 2009, the Company managed its business under one reportable segment: theatre exhibition operations.

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

In conjunction with Regal’s acquisition of Consolidated Theatre Holdings, G.P. (“Consolidated Theatres”) on April 30, 2008, Regal entered into a final judgment with the Antitrust Division of the United States Department of Justice (“DOJ”) to hold separate and divest of four theatres comprising 52 screens in North Carolina.  One of the four theatres subject to the judgment was an existing ten screen theatre leased by UATC with declining cash flows.  The assets of this theatre had been previously impaired due to its declining cash flows.  On April 30, 2009, pursuant to the final judgment between Regal and the DOJ, UATC transferred the theatre to another theatre operator, Carolina Cinemas LLC (“Carolina Cinemas”).  In order to implement the assignment of this theatre, UATC entered into an operating agreement with Carolina Cinemas to address various matters including, without limitation, the use of equipment owned by UATC, as well as payment of annual rent during the agreement.  Pursuant to this operating agreement, until the lease for this theatre expires on December 31, 2017, UATC shall be solely responsible for paying the landlord the rent due under the lease.  As a result of this agreement, UATC recorded a liability of approximately $4.2 million for the present value of the total remaining lease obligation for this theatre assigned to Carolina Cinemas.  Furthermore, as a result of this obligation, the Company recorded an impairment charge of approximately $3.8 million in the accompanying unaudited condensed consolidated statements of operations for the three quarters ended October 1, 2009 as a component of “Net loss on disposal and impairment of operating assets.” Accretion expense will be recorded monthly based on the incremental borrowing rate over the term of the lease.

The Company has prepared the unaudited condensed consolidated balance sheet as of October 1, 2009 and the unaudited condensed consolidated statements of operations and cash flows for the quarters and three quarters ended October 1, 2009 and September 25, 2008, respectively, in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The January 1, 2009 unaudited condensed consolidated balance sheet information is derived from the audited consolidated financial statements of the Company included in its annual report on Form 10-K for the fiscal year ended January 1, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter and three quarters ended October 1, 2009 are not necessarily indicative of the operating results that may be achieved for the full 2009 fiscal year.

Net income and total comprehensive income are the same for all periods presented.

Certain reclassifications have been made to the 2008 unaudited condensed consolidated financial statements to conform to the 2009 presentation.

(2)   Debt Obligations

Debt obligations are summarized as follows (amounts in millions):

	October 1, 2009	January 1, 2009
Debt obligations (a)	$1.7	$1.9
Less current portion	(0.2)	(0.2)
Long-term debt, less current portion	$1.5	$1.7

(a)                                  Debt obligations include $1.7 million and $1.9 million of capital lease obligations as of October 1, 2009 and January 1, 2009, which have an interest rate of 10.0%, maturing in 2016.

(3)   Related Party Transactions

UATC leases certain of its theatres from Prop I in accordance with a master lease (the “Master Lease”). The Master Lease provides for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre. In order to fund the cost of additions and/or renovations to the theatres leased by UATC from Prop I, UATC has periodically made advances to Prop I. As part of the application of fresh-start reporting, the receivable was reclassified from other assets to stockholder’s equity of UATC and interest no longer accrues on this account. The receivable will be reduced upon any sale of properties by Prop I, with UATC receiving the net proceeds of the sale.

RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the quarters ended October 1, 2009 and September 25, 2008, UATC recorded management fee expenses of approximately $1.6 million and $1.9 million, respectively, related to this agreement. During the three quarters ended October 1, 2009 and September 25, 2008, UATC recorded management fee expenses of approximately $5.0 million and $5.1 million, respectively, related to this agreement. Such fees have been recorded in the accompanying unaudited condensed consolidated statements of operations as a component of “General and administrative expenses.”

As of October 1, 2009, the Company’s related party receivables totaled approximately $70.1 million, which represents an increase of $6.4 million from $63.7 million as of January 1, 2009.  The increase in these receivables was due primarily to the timing of intercompany cash collections and disbursements, as described above.

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

As a result of the ESA amendment and related modification payment, RCI recognizes various types of other revenue from National CineMedia, including per patron and per digital screen theatre access fees, net of payments for on-screen advertising time provided to the Company’s beverage concessionaire, other National CineMedia revenue and amortization of upfront ESA modification fees utilizing the units of revenue amortization method. These revenues are presented as a component of “Other operating revenues” in the Company’s unaudited condensed consolidated financial statements and consist of the following amounts (in millions):

	Quarter Ended October 1, 2009	Quarter Ended September 25, 2008	Three Quarters Ended October 1, 2009	Three Quarters Ended September 25, 2008
Theatre access fees per patron	$0.3	$0.3	$1.0	$1.0
Theatre access fees per digital screen	0.1	0.1	0.3	0.3
Other NCM revenue	0.1	0.1	0.2	0.2
Amortization of ESA modification fees	0.1	0.1	0.2	0.2
Payments for beverage concessionaire advertising	(0.3)	(0.3)	(0.9)	(0.8)
Total	$0.3	$0.3	$0.8	$0.9

(4)   Sale—Leaseback Transactions

In December 1995, UATC entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of October 1, 2009, 12 theatres were subject to the sale leaseback transaction and approximately $38.4 million in principal amount of pass-through certificates were outstanding.

(5)   Income Taxes

The provision for income taxes of $0.8 million and $2.0 million for the quarters ended October 1, 2009 and September 25, 2008, respectively, reflect an effective tax rate of approximately 40.0%.  The provision for income taxes of $2.0 million and $4.1 million for the three quarters ended October 1, 2009 and September 25, 2008, respectively, reflect effective tax rates of approximately 39.2% and 39.8%, respectively. The effective tax rates for the quarters and three quarters ended October 1, 2009 and September 25, 2008 reflect the impact of certain non-deductible expenses.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at October 1, 2009 and January 1, 2009 totaling $3.1 million, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

The Company files income tax returns in the U.S. federal jurisdiction and certain state jurisdictions as part of the REG income tax filings and files separate income tax returns in various other state jurisdictions as well.  REG and the Company are not subject to U.S. federal income tax examinations by taxing authorities for years before 2006, and with limited exceptions, are not subject to state income tax examinations for years before 2005.  However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes reporting and disclosure requirements based on the existence of conditions at the date of the balance sheet for events or transactions that occurred after the balance sheet date but before the financial statements are issued or are available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. The Company adopted SFAS No. 165 as of July 2, 2009 and has evaluated subsequent events through November 16, 2009 which is the date the unaudited condensed consolidated financial statements were issued.

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  The Company adopted the provisions of this guidance as of October 1, 2009.  The adoption did not have an impact on the Company’s consolidated financial position, cash flows or results of operations.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words.  These forward-looking statements involve risks and uncertainties.  Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on March 24, 2009 with the SEC (File No. 033-49598) for the Company’s fiscal year ended January 1, 2009.  The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

The Company

UATC operated 567 screens in 65 theatres in 19 states as of October 1, 2009. As of September 25, 2008, UATC operated 596 screens in 68 theatres in 19 states. The Company formally operates on a 52-week fiscal year (ending on the first Thursday after December 25 each year) with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company manages its business under one reportable segment: theatre exhibition operations.

We generate revenues primarily from admissions and concession sales. Additional revenues are generated by our vendor marketing programs and various other activities in our theatres.  In addition, National CineMedia provides us with a theatre access fee associated with revenues generated from its sale of on-screen advertising, rental of theatres for business meetings and concerts and other events pursuant to its arrangements with RCI (described in Note 3—“Related Party Transactions”). Film rental costs depend on a variety of factors including the prospects, the popularity and the box office revenues of a film, and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

On February 12, 2007, Regal, along with AMC Entertainment, Inc. (“AMC”) and Cinemark, Inc. (“Cinemark”), formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company (“DCIP”), to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Future digital cinema developments will be managed by DCIP, subject to the approval of Regal, AMC and Cinemark. Each of Regal, AMC and Cinemark has an equal ownership and voting interest in DCIP. Recently, DCIP announced the execution of long-term deployment agreements with six film studios. DCIP is continuing to work with film studios and financial institutions to negotiate and finalize the related financing plans that would provide for a wide-scale studio-financed conversion to digital projection.  Upon completion of the financing, we are prepared to begin converting our existing theatres from 35mm film projection to digital projection and intend to complete the conversion of the entire circuit in approximately three to four years.

In conjunction with Regal’s acquisition of Consolidated Theatres on April 30, 2008, Regal entered into a final judgment with the DOJ to hold separate and divest of four theatres comprising 52 screens in North Carolina.  One of the four theatres subject to the judgment was an existing ten screen theatre leased by UATC with declining cash flows.  The assets of this theatre had been previously impaired due to its declining cash flows.  On April 30, 2009, pursuant to the final judgment between Regal and the DOJ, UATC transferred the theatre to another theatre operator, Carolina Cinemas.  In order to implement the assignment of this theatre, UATC entered into an operating agreement with Carolina Cinemas to address various matters including, without limitation, the use of equipment owned by UATC, as well as payment of annual rent during the agreement.  Pursuant to this operating agreement, until the lease for this theatre expires on December 31, 2017, UATC shall be solely responsible for paying the landlord the rent due under the lease.  As a result of this agreement, UATC recorded a liability of approximately $4.2 million for the present value of the total remaining lease obligation for this theatre assigned to Carolina Cinemas.  Furthermore, as a result of this obligation, the Company recorded an impairment charge of approximately $3.8 million in the accompanying unaudited condensed consolidated statements of operations for the three quarters ended October 1, 2009 as a component of “Net loss on disposal and impairment of operating assets.” Accretion expense will be recorded monthly based on the incremental borrowing rate over the term of the lease.

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see “Business-Industry Overview and Trends” and “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended January 1, 2009 and “Results of Operations” below.

Results of Operations

Overview

Based on our review of industry sources, national box office revenues for the time period that corresponds to UATC’s third fiscal quarter of 2009 were estimated to have decreased by approximately 8% in comparison to the third fiscal quarter of 2008.  This decrease was primarily attributable to a shift in the 2009 fiscal calendar, which resulted in the traditionally robust attendance week leading up to July 4th being included in the third fiscal quarter of 2008, but not the third fiscal quarter of 2009 and, to a lesser extent, difficult comparisons generated by high profile films released during the third fiscal quarter of 2008, such as The Dark Knight.

Our total revenues for the quarter ended October 1, 2009 (“Q3 2009 Period”) were $53.5 million, consisting of $37.3 million of admissions revenues, $14.5 million from concessions revenues and $1.7 million of other operating revenues, and represented a 14.4% decrease from total revenues of $62.5 million for the quarter ended September 25, 2008 (“Q3 2008 Period”).

During the Q3 2009 Period, total admissions revenues decreased $5.8 million, or 13.5%, to $37.3 million, from $43.1 million for the Q3 2008 Period primarily due to a 16.4% decrease in attendance, partially offset by a 3.4% increase in average ticket prices.  We believe the overall decrease in attendance during the Q3 2009 Period was primarily a result of a shift in our Q3 2009 Period fiscal calendar, which resulted in the traditionally robust attendance week leading up to July 4th being included in the Q3 2008 Period, but not the Q3 2009 Period and strong attendance generated by the top tier films exhibited during the Q3 2008 Period, including The Dark Knight.  In addition, the decrease in attendance was also attributable to the continued aging of our theatres (approximately 52% of our screens are located in older, sloped floor multiplexes) and the closure of approximately 29 underperforming screens during the twelve month period ended October 1, 2009.  Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors including general inflationary trends and local market conditions) along with an increase in the percentage of our admissions revenues generated by premium priced 3D films exhibited during the Q3 2009 Period were the primary drivers of the increase in our Q3 2009 Period average ticket price.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of operations for the Q3 2009 Period, the Q3 2008 Period, the three quarters ended October 1, 2009 (“Fiscal 2009 Period”) and the three quarters ended September 25, 2008 (“Fiscal 2008 Period”):

	Q3 2009 Period	Q3 2008 Period	Fiscal 2009 Period	Fiscal 2008 Period
Revenues:
Admissions	69.7%	68.9%	69.4%	69.0%
Concessions	27.1	27.7	27.4	27.6
Other operating revenues	3.2	3.4	3.2	3.4
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	35.3	36.7	35.2	35.6
Cost of concessions	4.1	3.8	3.9	3.8
Other theatre operating expenses	42.8	38.9	40.6	40.9
Sale and leaseback rentals	6.9	5.9	6.7	6.6
General and administrative expenses	3.0	3.0	3.0	3.0
Depreciation and amortization	4.1	4.0	4.1	4.3
Net loss on disposal and impairment of operating assets	0.2	—	3.5	—
Total operating expenses	96.4	92.3	97.0	94.2
Income from operations	3.6%	7.7%	3.0%	5.8%

Total Revenues

The following table summarizes revenues and revenue-related data for the Q3 2009 Period, the Q3 2008 Period, the Fiscal 2009 Period and the Fiscal 2008 Period (in millions, except averages):

	Q3 2009 Period	Q3 2008 Period	Fiscal 2009 Period	Fiscal 2008 Period
Admissions	$37.3	$43.1	$115.7	$116.7
Concessions	14.5	17.3	45.6	46.7
Other operating revenues	1.7	2.1	5.4	5.8
Total revenues	$53.5	$62.5	$166.7	$169.2
Attendance	4.6	5.5	14.4	15.1
Average ticket price (1)	$8.11	$7.84	$8.03	$7.73
Average concessions revenues per patron (2)	$3.15	$3.15	$3.17	$3.09

(1)                                  Calculated as admissions revenue/attendance.
(2)                                  Calculated as concessions revenue/attendance.

Q3 2009 Period Compared to Q3 2008 Period and Fiscal 2009 Period Compared to Fiscal 2008 Period

Admissions

Total admissions revenues decreased $5.8 million during the Q3 2009 Period, or 13.5%, to $37.3 million, from $43.1 million in the Q3 2008 Period due to a 16.4% decrease in attendance, partially offset by a 3.4% increase in average ticket prices.  During the Fiscal 2009 Period, total admissions revenues decreased $1.0 million, or 0.9%, to $115.7 million, from $116.7 million for the Fiscal 2008 Period.   An attendance decrease of 4.6%, partially offset by a 3.9% increase in our average ticket price, led to the unfavorable decrease in the Fiscal 2009 Period admissions revenues.  We believe the overall decrease in attendance during the Q3 2009 Period was primarily a result of a shift in our Q3 2009 Period fiscal calendar, which resulted in the traditionally robust attendance week leading up to July 4th being included in the Q3 2008 Period, but not the Q3 2009 Period and strong attendance generated by the top tier films exhibited during the Q3 2008 Period, including The Dark Knight.  In addition, the decrease in attendance was also attributable to the continued aging of our theatres (approximately 52% of our screens are located in older, sloped floor multiplexes) and the closure of approximately 29 underperforming screens during the twelve month period ended October 1, 2009.  In addition, the Fiscal 2009 Period’s attendance was negatively impacted by a shift in our Fiscal 2009 Period fiscal calendar, which resulted in the traditionally high attendance week between Christmas and New Years Day being included in the Fiscal 2008 Period, but not the Fiscal 2009 Period.  We believe that the overall decrease in the Fiscal 2009 Period attendance was also a result of the continued aging of our theatres, mitigated by incremental attendance from the breadth of key films exhibited during the Fiscal 2009 Period.

Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors including general inflationary trends and local market conditions) along with an increase in the percentage of our admissions revenues generated by premium priced 3D films exhibited during the Q3 2009 Period and the Fiscal 2009 Period were the primary drivers of the increase in our average ticket prices for the Q3 2009 Period and the Fiscal 2009 Period.

Concessions

During the Q3 2009 Period, total concessions revenues decreased $2.8 million, or 16.2%, to $14.5 million, from $17.3 million for the Q3 2008 Period.  Total concessions revenues decreased $1.1 million, or 2.4%, to $45.6 million in the Fiscal 2009 Period, from $46.7 million in the Fiscal 2008 Period.   Average concessions revenues per patron during the Q3 2009 Period of $3.15 were consistent with that of the Q3 2008 Period and increased 2.6%, to $3.17 in the Fiscal 2009 Period, from $3.09 in the Fiscal 2008 Period.  The decreases in total concessions revenues during the Q3 2009 Period and the Fiscal 2009 Period were attributable to the aforementioned decrease in attendance during such periods.  The decrease in total concessions revenues during the Fiscal 2009 Period was partially offset by the increase in average concessions revenues per patron.  The increase in average concessions revenues per patron for the Fiscal 2009 Period were primarily a result of price increases and the concession friendly mix of film product exhibited during the period.

Other Operating Revenues

Other operating revenues decreased $0.4 million, or 19.0%, to $1.7 million for the Q3 2009 Period, from $2.1 million for the Q3 2008 Period.  During the Fiscal 2009 Period, other operating revenues decreased $0.4 million, or 6.9%, to $5.4 million, from $5.8 million in the Fiscal 2008 Period.  Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for on-screen advertising time provided to our beverage concessionaire), marketing revenues from our vendor marketing programs and other theatre revenues.  The decrease in other operating revenues during the Q3 2009 Period and the Fiscal 2009 Period was primarily attributable to a decrease in marketing revenues from our vendor marketing programs resulting from the decrease in our attendance during the Q3 2009 Period and the Fiscal 2009 Period and declines in other theatre revenues.

Operating Expenses

The following table summarizes certain operating expenses for the Q3 2009 Period, the Q3 2008 Period, the Fiscal 2009 Period and the Fiscal 2008 Period (dollars in millions):

	Q3 2009 Period		Q3 2008 Period		Fiscal 2009 Period		Fiscal 2008 Period
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	18.9	50.7	22.9	53.1	58.7	50.7	60.3	51.7
Cost of concessions(2)	2.2	15.2	2.4	13.9	6.5	14.3	6.4	13.7
Other theatre operating expenses(3)	22.9	42.8	24.3	38.9	67.7	40.6	69.2	40.9
Sale and leaseback rentals(3)	3.7	6.9	3.7	5.9	11.1	6.7	11.1	6.6
General and administrative expenses(3)	1.6	3.0	1.9	3.0	5.0	3.0	5.1	3.0

(1)                                  Percentage of revenues calculated as a percentage of admissions revenues.

(2)                                  Percentage of revenues calculated as a percentage of concessions revenues.

(3)                                  Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues declined to 50.7% during the Q3 2009 Period from 53.1% in the Q3 2008 Period.   During the Fiscal 2009 Period, film rental and advertising costs as a percentage of admissions revenues declined to 50.7%, from 51.7% in the Fiscal 2008 Period.  The decrease in film rental and advertising costs as a percentage of box office revenues during the Q3 2009 Period was primarily attributable to higher film costs associated with the success of the top tier films exhibited during the Q3 2008 Period including The Dark Knight, coupled with a reduction in advertising costs during the Q3 2009 Period.  The decrease in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2009 Period was primarily the result of a higher percentage of box office revenues generated by the top tier films exhibited during the Fiscal 2008 Period.

Cost of Concessions

Cost of concessions decreased $0.2 million, or 8.3%, during the Q3 2009 Period as compared to the Q3 2008 Period. During the Fiscal 2009 Period, cost of concessions increased $0.1 million, or 1.5% as compared to the Fiscal 2008 Period.  Cost of concessions as a percentage of concessions revenues for the Q3 2009 Period were approximately 15.2% compared to 13.9% for the Q3 2008 Period and for the Fiscal 2009 Period, cost of concessions as a percentage of concessions revenues were approximately 14.3% compared to 13.7% for the Fiscal 2008 Period.  The increase in cost of concessions as a percentage of concessions revenues during the Q3 2009 Period and the Fiscal 2009 Period was primarily related to the mix of products sold. In addition, for the Fiscal 2009 Period, this increase was also attributable to a decrease in the amount of vendor marketing revenue recorded as a reduction of cost of concessions.

Other Theatre Operating Expenses

Other theatre operating expenses decreased $1.4 million, or 5.8%, to $22.9 million in the Q3 2009 Period, from $24.3 million in the Q3 2008 Period.  During the Fiscal 2009 Period, other theatre operating expenses decreased $1.5 million, or 2.2%, to $67.7 million, from $69.2 million in the Fiscal 2008 Period.  Other theatre operating expenses as a percentage of total revenues increased to 42.8% in the Q3 2009 Period as compared to 38.9% in the Q3 2008 Period and for the Fiscal 2009 Period, other theatre operating expenses as a percentage of total revenues decreased to 40.6% compared to 40.9% for the Fiscal 2008 Period.   The decrease in other theatre operating expenses in the Q3 2009 Period and the Fiscal 2009 Period was primarily driven by decreased variable payroll costs related to the decrease in attendance, a decrease in rent expense and other fixed costs, partially offset by increased costs associated with higher 3D film revenues and general inflationary increases.

Sale and Leaseback Rentals

Sale and leaseback expenses for the Q3 2009 Period and the Fiscal 2009 Period were consistent with that of the Q3 2008 Period and the Fiscal 2008 Period.  See Note 4 - “Sale-Leaseback Transactions” for further discussion of sale and leaseback transactions.

General and Administrative Expenses

General and administrative expenses decreased $0.3 million, or 15.8%, to $1.6 million during the Q3 2009 Period as compared to $1.9 million in the Q3 2008 Period.  As a percentage of total revenues, general and administrative expenses of 3.0% during the Q3 2009 Period were consistent with that of the Q3 2008 Period.  For the Fiscal 2009 Period, general and administrative expenses decreased $0.1 million, or 2.0%, to $5.0 million as compared to $5.1 million in the Fiscal 2008 Period.  As a percentage of total revenues, general and administrative expenses of 3.0% during the Fiscal 2009 Period were consistent with that of the Fiscal 2008 Period.  Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC.  The decrease in general and administrative expenses during the Q3 2009 Period and the Fiscal 2009 Period was due to the decrease in management fee costs incurred resulting from the decrease in total revenues during the Q3 2009 Period and the Fiscal 2009 Period.

Depreciation and Amortization

For the Q3 2009 Period, depreciation and amortization expense decreased $0.3 million, or 12.0%, to $2.2 million, from $2.5 million in the Q3 2008 Period.  Depreciation and amortization expense decreased $0.5 million, or 6.8%, to $6.8 million for the Fiscal 2009 Period, from $7.3 million in the Fiscal 2008 Period.  Such decreases were primarily related to a larger number of fully depreciated assets as of the end of the Q3 2009 Period and the Fiscal 2009 Period.

Net loss on disposal and impairment of operating assets

Net loss on disposal and impairment of operating assets was $0.1 million during the Q3 2009 Period. For the Fiscal 2009 Period, net loss on disposal and impairment of operating assets was $5.9 million. The increase in net loss on disposal and impairment of operating assets during the Fiscal 2009 Period was primarily attributable to a $3.8 million charge for the remaining lease obligation related to the theatre transferred to Carolina Cinemas on April 30, 2009 (See Note 1 “The Company and Basis of Presentation” for further discussion).  In addition, during the Fiscal 2009 Period, net loss on disposal and impairment of operating assets was impacted by the satisfaction of remaining lease obligations related to the closure of an underperforming theatre and the impairment of two theatres during the period.

Income from Operations

Income from operations totaled $1.9 million during the Q3 2009 Period, which represents a decrease of $2.9 million, or 60.4%, from $4.8 million in the Q3 2008 Period.  During the Fiscal 2009 Period, income from operations decreased $4.8 million, or 49.0%, to $5.0 million, from $9.8 million in the Fiscal 2008 Period.  The decrease in income from operations during the Q3 2009 Period and the Fiscal 2009 Period was primarily attributable to the aforementioned decreases in admissions, concessions and other operating revenues and increases in net loss on disposal and impairment of operating assets discussed above, partially offset by decreases in various operating expense line items including film rental and advertising costs, other theatre operating expenses, general and administrative expense and depreciation and amortization during the Q3 2009 Period and the Fiscal 2009 Period.

Interest Income, net

During the Q3 2009 Period, net interest income decreased $0.1 million, or 50.0%, to $0.1 million, from $0.2 million in the Q3 2008 Period. Net interest income totaled $0.1 million for the Fiscal 2009 Period, which represents a decrease of $0.4 million, or 80.0%, from that of the Fiscal 2008 Period.  The decrease in net interest income during the Q3 2009 Period and the Fiscal 2009 Period was principally due to a decline in our average interest rate during such periods.

Income Taxes

The provision for income taxes of $0.8 million and $2.0 million for the Q3 2009 Period and the Q3 2008 Period, respectively, reflect an effective tax rate of approximately 40.0%. The provision for income taxes of $2.0 million and $4.1 million for the Fiscal 2009 Period and the Fiscal 2008 Period, respectively, reflect effective tax rates of approximately 39.2% and 39.8%, respectively.  The effective tax rates for the Q3 2009 Period, the Q3 2008 Period, the Fiscal 2009 Period and the Fiscal 2008 Period reflect the impact of certain non-deductible expenses.

Net Income Attributable to Controlling Interest

During the Q3 2009 Period, net income attributable to controlling interest totaled $1.2 million, which represents a decrease of $1.8 million, from net income attributable to controlling interest of $3.0 million in the Q3 2008 Period.  Net income attributable to controlling interest totaled $3.0 million for the Fiscal 2009 Period, which represents a decrease of $3.2 million, from net income attributable to controlling interest of $6.2 million for the Fiscal 2008 Period.  The decrease in net income attributable to controlling interest for the Q3 2009 Period and the Fiscal 2009 Period was primarily attributable to the decrease in operating income coupled with a decrease in interest income, partially offset by a decrease in income taxes described above.

Cash Flows

The following table summarizes certain cash flow data for the Fiscal 2009 Period and the Fiscal 2008 Period (in millions):

	Fiscal 2009 Period	Fiscal 2008 Period
Net cash provided by operating activities	$7.6	$6.5
Net cash used in investing activities	(3.4)	(4.1)
Net cash used in financing activities	(6.8)	(10.6)
Net decrease in cash and cash equivalents	$(2.6)	$(8.2)

Fiscal 2009 Period Compared to Fiscal 2008 Period

Net cash flows provided by operating activities increased by approximately $1.1 million to approximately $7.6 million for the Fiscal 2009 Period from approximately $6.5 million for the Fiscal 2008 Period.  The net increase in net cash flows generated from operating activities for the Fiscal 2009 Period was primarily attributable to an increase in working capital, primarily related to the timing of certain vendor payments, income tax payments and other liabilities in the Fiscal 2009 Period.

Net cash flows used in investing activities were approximately $3.4 million for the Fiscal 2009 Period compared to cash flows used in investing activities of approximately $4.1 million for the Fiscal 2008 Period.  Contributing to the decrease in cash flows used in investing activities during the Fiscal 2009 Period was a decrease in capital expenditures of approximately $0.4 million during the Fiscal 2009 Period coupled with the $0.4 million in partnership distributions during the Fiscal 2008 Period, partially offset by less proceeds from the disposition of assets of approximately $0.1 million during the Fiscal 2009 Period.

Net cash flows used in financing activities were approximately $6.8 million for the Fiscal 2009 Period compared to cash flows used in financing activities of approximately $10.6 million for the Fiscal 2008 Period. The net decrease in cash flows used in financing activities during the Fiscal 2009 Period was primarily attributable to the change in the related party receivable of $3.9 million during the Fiscal 2009 Period as compared to the Fiscal 2008 Period, partially offset by an increase of $0.1 million in debt payments incurred during the Fiscal 2009 Period.

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

The costs of implementing digital projection in our theatres will be primarily funded by DCIP.  DCIP and its members have yet to execute definitive agreements concerning the extent of such funding, but based on current negotiations, we expect DCIP to fund the implementation of digital projection through virtual print fees from motion picture studios. We will bear operating and maintenance costs with respect to digital projection systems in our theatres, which we expect to be similar to what we currently spend on our conventional film projectors. Since the digital cinema deployment has progressed at a slower rate than expected, we have made incremental investments in digital projectors and 3D projection technology to selectively add 3D capable digital projection systems to our circuit to capture incremental 3D admissions revenues.  To that end, Regal plans to add additional 3D projection systems during the remainder of fiscal 2009 and expects to have approximately 430 3D systems in operation for the upcoming holiday season with the ultimate goal of contributing these systems to DCIP once financing is secured.  Finally, Regal is also exploring with DCIP potential alternatives to the current DCIP financing plans. Should the conversion process to digital cinema rapidly accelerate and the major studios not cover the cost of the conversion as expected, we may have to incur additional capital expenditures associated with this potential change.

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

The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. We currently expect capital expenditures for theatre expansion, upgrading and replacements to be in the range of $4.0 million to $8.0 million in fiscal year 2009. During the Fiscal 2009 Period, the Company invested an aggregate of approximately $3.6 million in capital expenditures.

For a discussion of other significant financing transactions which have occurred through January 1, 2009, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” contained in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended January 1, 2009.

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments and off-balance sheet arrangements as of January 1, 2009, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended January 1, 2009.  As of October 1, 2009, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments.  We believe that the amount of cash and cash equivalents on hand and cash flow expected from operations will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next twelve months.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended January 1, 2009 and incorporated by reference herein.  As of October 1, 2009, there were no significant changes in our critical accounting policies or estimation procedures.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Note 7—“Recent Accounting Pronouncements” of our notes to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 (Financial Statements) of this quarterly report on Form 10-Q, which information is incorporated by reference herein.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

UATC’s market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. As of October 1, 2009, the Company maintained no debt obligations bearing floating interest rates.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of October 1, 2009, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of October 1, 2009, our disclosure controls and procedures were effective.

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

UNITED ARTISTS THEATRE CIRCUIT, INC.

Date: November 16, 2009	By:	/s/ AMY E. MILES
Amy E. Miles
President
(Principal Executive Officer)

Date: November 16, 2009	By:	/s/ DAVID H. OWNBY
David H. Ownby
Vice President and Treasurer
(Principal Financial Officer and Principal Accounting
Officer)

UNITED ARTISTS THEATRE CIRCUIT, INC.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer