Form 10-K
period 2009-12-31
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2010-03-22
CIK 889570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐ No ☒

The registrant is a wholly owned subsidiary of Regal Entertainment Group. As of July 2, 2009, there were no shares of voting or non-voting common stock held by non-affiliates of the registrant.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I(2).

The number of shares outstanding of $1.00 par value common stock at March 22, 2010 was 100 shares.

UNITED ARTISTS THEATRE CIRCUIT, INC.

PART I

Some of the information in this Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” may constitute forward- looking statements.  In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words.  These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements. The discussion and analysis of our financial condition and results of operations found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included in Part II, Item 8 of this Form 10-K.  The Company’s actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause such a difference include those discussed in Item 1 and Item 1A as well as those discussed elsewhere in this Form 10-K.

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

DESCRIPTION OF BUSINESS

As of December 31, 2009, we operate 567 screens in 65 theatres in 19 states with over 19 million annual attendees for the fiscal year ended December 31, 2009 (“fiscal 2009”). Our theatres are managed by RCI, a wholly owned subsidiary of Regal, pursuant to a management arrangement described below.  We operate multi-screen theatres and have an average of 8.7 screens per location. Theatre operations in seven states (New York, California, Mississippi, Florida, Maryland, Texas and Pennsylvania) accounted for approximately 72.3% and 69.8% of our total theatres and screens, respectively, as of December 31, 2009 and 79.4% of UATC’s theatrical revenue for fiscal 2009.

We have historically upgraded our theatre circuit by retrofitting existing theatres and strategically closing and disposing of under-performing theatres.  Approximately 66% of our screens are in theatres with 10 or more screens.  As of December 31, 2009, we operate 24 theatres (274 screens) which offer stadium seating, representing 48% of our screens.

The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2008) results in a 53-week fiscal year. For fiscal 2009, we reported total revenues, income from operations and net income attributable to controlling interest of $223.4 million, $7.8 million and $4.8 million, respectively. In addition, we generated $18.7 million of cash flows from operating activities during fiscal 2009.

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

INDUSTRY OVERVIEW AND TRENDS

The domestic motion picture exhibition industry is a mature business that has historically maintained steady long-term growth in revenues and attendance. Since 1965, total box office revenues have grown at a compound annual growth rate of approximately 6% with annual attendance of approximately 1.4 billion attendees in 2009.  Against this background of steady long-term growth in revenues and attendance, the exhibition industry has experienced periodic short-term increases and decreases in attendance and, consequently, box office revenues.  We expect the cyclical nature of the domestic motion picture exhibition industry to continue for the foreseeable future.

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

The domestic motion picture industry is in the process of converting from film-based media to electronic-based media, including the distribution of feature films in a digital format rather than a 35 mm film format. Virtually all entertainment content today can be exhibited digitally. Digital projection produces a consistent state-of-the-art presentation for patrons as there is no degradation of image over the exhibition period of the motion picture. We believe that operating a digital theatre circuit will enable us to generate incremental revenue from differentiated motion picture formats such as digital 3D, generate additional revenue from exhibition of specialty content offerings and provide greater flexibility in scheduling our programming content, which we expect will enhance our capacity utilization. We remain optimistic regarding the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see growing support of 3D film product by the major motion picture studios. We have also experienced an increase in alternative content available to us. As directors and producers continue to embrace new technology in their productions, we expect new and innovative content generation to continue.

To that end, on February 12, 2007, Regal, along with AMC Entertainment, Inc. (“AMC”) and Cinemark, Inc. (“Cinemark”) formed Digital Cinema Implementation Partners, LLC (‘‘DCIP’’) to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Travis Reid, the former president and chief executive officer of Loews Theatres, serves as the chief executive officer of DCIP and DCIP engaged J.P. Morgan Securities Inc. to assist with the review of a business plan for digital cinema and with identifying and evaluating potential financing and capital structure alternatives. Future digital cinema developments will be managed by DCIP, subject to the approval of Regal, AMC and Cinemark. Each of Regal, AMC and Cinemark has an equal voting interest in DCIP. To date, DCIP has executed long-term deployment agreements with six motion picture studios. In accordance with these agreements, the digital projection systems deployed by DCIP will comply with the technology and security specifications developed by the Digital Cinema Initiatives studio consortium.

The costs of implementing digital projection in our theatres will be substantially funded by DCIP.  We expect that with respect to our existing theatres, DCIP will cover substantially all of the costs of installing digital projection systems. We expect DCIP to fund the cost of conversion through the collection of virtual print fees (“VPFs”) from motion picture studios and equipment lease payments from participating exhibitors.  We will bear operating and maintenance costs with respect to digital projection systems in our theatres, which we expect to be relatively comparable to what we currently spend on our conventional film projectors. Our ability to implement digital cinema systems in accordance with our plans will depend on the availability of equipment from third-party vendors, payment of VPFs by motion picture studios and equipment lease payments from participating exhibitors. We believe that the supply of digital cinema equipment will be sufficient for our needs.  As of December 31, 2009, we operated 31 screens outfitted with digital 3D projection systems.

As more fully described in Note 12 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on March 10, 2010, DCIP completed the execution of definitive agreements and related financing transactions in connection with the conversion to digital projection.  The completed financing is expected to cover the cost of conversion for substantially all of our circuit’s screens.  We ultimately expect to outfit all of our screens with digital projection systems. As of the date of this Form 10-K, we have already begun to convert our existing theatres from 35 mm film projection to digital projection and intend to complete the conversion of our entire circuit in approximately three to four years.

THEATRE OPERATIONS

UATC operates 567 screens in 65 theatres in 19 states as of December 31, 2009.  We primarily operate multi-screen theatres. Our multi-screen theatre complexes typically feature auditoriums ranging from 100 to 500 seats each. As a result, our theatres appeal to a diverse group of patrons because we offer a wide selection of films and convenient show times. In addition, many of our theatres feature modern amenities such as wall-to-wall screens, digital stereo surround-sound, multi-station concessions stands, computerized ticketing systems, plush stadium seating with cup holders and retractable armrests, enhanced interiors and exteriors, and video game areas adjacent to the theatre lobby.

We believe that our theatre circuit will be further enhanced with the installation of digital projection systems. We believe that operating a digital theatre circuit will enable us to generate incremental revenue from differentiated motion picture formats such as digital 3D, generate additional revenue from exhibition of specialty content offerings and provide greater flexibility in scheduling our programming content, which we expect will enhance our capacity utilization.

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

The following table details the number of locations and theatre screens in our theatre circuit ranked by the number of locations in each state as of December 31, 2009:

State	Locations	Number of Screens
New York	15	110
California	9	75
Mississippi	7	56
Maryland	4	46
Texas	4	45
Florida	4	36
Pennsylvania	4	28
New Jersey	3	31
Colorado	2	24
Indiana	2	19
Nevada	2	18
Louisiana	2	16
Michigan	1	14
Arkansas	1	12
Arizona	1	10
Virginia	1	10
North Carolina	1	7
Massachusetts	1	6
Georgia	1	4
Total	65	567

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

FILM DISTRIBUTION

Domestic movie theatres are the primary initial distribution channel for domestic film releases. The theatrical success of a film is often the most important factor in establishing its value in other film distribution channels. Motion pictures are generally made available through several alternative distribution methods after the theatrical release date, including home video and DVD, cable television, broadcast television and satellite, pay-per-view services and downloads via the Internet. A strong opening run at the theatre can help establish a film’s success and substantiate the film’s revenue potential.  For example, the value of home video, DVD and pay cable distribution agreements frequently depends on the success of a film’s theatrical release. As the primary distribution mechanism for the public’s evaluation of films, we believe that domestic theatrical distribution remains the cornerstone of a film’s overall financial success.

The development of additional distribution channels has given motion picture producers the ability to generate a greater portion of a film’s revenues through channels other than its theatrical release. Historically, this potential for increased revenue after a film’s initial theatrical release has enabled major motion picture studios and some independent producers to increase the budgets for film production and advertising.

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

Relationship with Distributors.    Many distributors provide quality first-run movies to the motion picture exhibition industry.  For the year ended December 31, 2009, ten major film distributors accounted for approximately 95% of our admissions revenues.  Five of the ten major film distributors each accounted for more than 10% of fiscal 2009 admissions revenues. One film distributor accounted for approximately 20% of fiscal 2009 admissions revenues.  We license films from each of the major distributors and believe that our relationships with these distributors are good. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and popularity of films that each one distributes.

CONCESSIONS

In addition to box office admissions revenues, we generated approximately 27.2% of our total revenues from concessions sales during fiscal 2009. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by optimizing product mix, introducing special promotions from time to time and offering employee training and incentive programs to up-sell and cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. RCI, pursuant to its management agreement, negotiates directly with manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.

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

We also compete with other motion picture distribution channels, including home video and DVD, cable television, broadcast television and satellite, pay-per-view services and downloads via the Internet. Other technologies such as video on demand could also have an adverse effect on our business and results of operations. Traditionally, when motion picture distributors licensed their products to the domestic exhibition industry, they refrained from licensing their motion pictures to these other distribution channels for a period of time, commonly called the theatrical release window.  We believe that the theatrical release window has been stable over the past five to six years.  However, we believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window during our film licensing decisions.

In addition, we compete for the public’s leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theatre and restaurants.

MARKETING AND ADVERTISING

Currently, film distributors organize and finance multimedia advertising campaigns for major film releases. To market our theatres, we utilize newspaper, Internet and radio advertising to inform our patrons of film selections and show times. Newspaper advertisements are typically displayed in a single grouping for all of our theatres located in a newspaper’s circulation area. In some of our markets, we employ special marketing programs for specific films and concessions items.

We participate in a frequent moviegoer loyalty program sponsored by REG, named the Regal Crown Club®, in all of our markets. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our participating theatres. As of December 31, 2009, REG had approximately six million active members in the Regal Crown Club®. In addition, we seek to develop patron loyalty through a number of other marketing programs such as free summer children’s film series, cross-promotional ticket redemptions and promotions within local communities. We offer these programs only in selected markets. We plan to use these programs in markets where we believe patron loyalty can be further enhanced, and we will continue to evaluate our markets on a case-by-case basis to determine the suitability of these programs in individual regions.

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

Our scheduling systems support the coordination needed to properly allocate our auditoriums between film showings and meetings and events of National CineMedia, while also ensuring that movie audiences view the intended advertising and that revenue is allocated to the appropriate business function. The scheduling systems also provide information electronically and automatically to the newspapers, which allows them to publish correct show starting times with approved advertising graphics. The sales and attendance information collected by the theatre systems is used directly for film booking and settlement as well as being the primary source of data for our financial systems.

SEASONALITY

Our revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, motion picture studios release the most marketable motion pictures during the summer and the holiday season.  The unexpected emergence of a hit film during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one fiscal quarter are not necessarily indicative of results for the next fiscal quarter or any other fiscal quarter. The seasonality of motion picture exhibition, however, has become less pronounced as motion picture studios are releasing motion pictures somewhat more evenly throughout the year.

EMPLOYEES

As of February 10, 2010, we employed approximately 2,086 persons.  Film projectionists at certain of the Company’s theatres in the New York market are covered by two collective bargaining agreements. The Company considers its employee relations to be good.

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

We have substantial lease obligations. For fiscal 2009, our total rent expense was approximately $37.4 million. As of December 31, 2009, we had total contractual cash obligations of approximately $226.1 million. For a detailed discussion of our contractual cash obligations and other commercial commitments over the next several years, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” provided in Part II, Item 7 of this Form 10-K.

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

Generally, stadium seating found in modern megaplex theatres is preferred by patrons over slope-floored multiplex theatres, which were the predominant theatre-type built prior to 1996. As of December 31, 2009, approximately 52% of our screens were located in theatres that are sloped-floored multiplex theatres. These theatres may be more vulnerable to competition than our modern megaplex theatres, and should other theatre operators choose to build and operate modern megaplex theatres in these markets, the performance of our theatres in these markets may be significantly and negatively impacted. In addition, should other theatre operators return to the aggressive building strategies undertaken in the late 1990’s, our attendance, revenue and income from operations per screen could decline substantially.

We depend on motion picture production and performance.

Our ability to operate successfully depends upon the availability, diversity and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. We license first-run motion pictures, the success of which has increasingly depended on the marketing efforts of the major motion picture studios. Poor performance of, or any disruption in the production of these motion pictures (including by reason of a strike or lack of adequate financing), or a reduction in the marketing efforts of the major motion picture studios, could hurt our business and results of operations. In addition, a change in the type and breadth of movies offered by motion picture studios may adversely affect the demographic base of moviegoers.

Development of digital technology may increase our capital expenses.

The industry is in the process of converting film-based media to electronic based media. There are a variety of constituencies associated with this anticipated change, which may significantly impact industry participants, including content providers, distributors, equipment providers and exhibitors. Should the conversion process rapidly accelerate and the major motion picture studios not cover the cost of the conversion as expected, we may have to use cash flow from operations, cash on hand or raise additional capital to finance the conversion costs associated with this potential change. The additional capital necessary may not, however, be available to us on attractive terms, if at all. Furthermore, it is impossible to accurately predict how the roles and allocation of costs (including operating costs) between various industry participants will change as the industry changes from physical media to electronic media.

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

The film distribution business is highly concentrated, with ten major film distributors accounting for approximately 95% of our admissions revenues during fiscal 2009. Our business depends on maintaining good relations with these distributors. In addition, we are dependent on our ability to negotiate commercially favorable licensing terms for first-run films. A deterioration in our relationship with any of the ten major film distributors could affect our ability to negotiate film licenses on favorable terms or our ability to obtain commercially successful films and, therefore, could hurt our business and results of operations.

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

We depend on our senior management.

Our success depends upon the retention of our senior management, including Amy Miles, our President. We cannot assure you that we would be able to find qualified replacements for the individuals who make up our senior management if their services were no longer available. The loss of services of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operations. The loss of any member of senior management could adversely affect our ability to effectively pursue our business strategy.

A prolonged economic downturn could materially affect our business by reducing consumer spending on movie attendance.

We depend on consumers voluntarily spending discretionary funds on leisure activities. Motion picture theatre attendance may be affected by prolonged negative trends in the general economy that adversely affect consumer spending, such trends resulting from terrorist attacks on, or wars or threatened wars involving, the United States.  During 2008, many economists determined that the U.S. economy had entered into a recession as a result of the deterioration in the credit markets and the related financial crisis, as well as a variety of other factors.  A prolonged reduction in consumer confidence or disposable income in general may affect the demand for motion pictures or severely impact the motion picture production industry, which, in turn, could adversely affect our operations.

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

In late 2008 and early 2009, global financial markets experienced significant disruptions and the United States and many other economies experienced a prolonged economic downturn, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity.  While economic conditions have recently improved, that trend may not continue and the U.S. economy may continue to be weak for the foreseeable future or may further deteriorate. Even if growth continues, it may be at a slow rate for an extended period of time and other economic conditions, such as the commercial real estate environment may continue to be weak.  If economic conditions remain weak or deteriorate, or if financial markets experience additional significant disruption, it could materially adversely affect our results of operations, financial position and/or liquidity.  For example, deteriorating conditions in the global credit markets could negatively impact our business partners which may impact film production, the development of new theatres or the enhancement of existing theatres, including delaying the deployment of new projection and other technologies to our theatres.

Item 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2009, there are no unresolved comments from the Commission staff regarding any of our periodic or current reports filed under the Exchange Act.

Item 2.  PROPERTIES

As of December 31, 2009, we operated 63 of our theatres pursuant to lease agreements and owned the land and buildings for 2 theatres. For a list of the states in which we operated theatres and the number of theatres and screens operated in each such state as of December 31, 2009, please see the chart under Part I, Item 1 of this Form 10-K under the caption “Business—Theatre Operations.”

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

Of the 65 owned and leased theatres, one theatre with nine screens is held by a corporation, owned 51% by UATC.  The remaining owned and leased theatres are held directly by UATC or its wholly owned subsidiaries.  Certain of our leased theatres are subject to sale and leaseback transactions, as further described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

Item 4.  REMOVED AND RESERVED

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 22, 2010, UATC’s common stock is held entirely by the Parent.  There is no established public trading market for the Company’s common stock.  During 2005, UATC effected two cash dividends totaling approximately $32.3 million to the Parent. UATC’s ability to pay dividends is restricted by the terms of the Participation Agreement entered into in connection with the 1995 sale and leaseback transaction described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 6.  SELECTED FINANCIAL DATA

Under the reduced disclosure format permitted by General Instruction I(2) of Form 10-K for wholly owned subsidiaries, the information otherwise required by this item has been omitted.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of UATC for the fiscal years ended December 31, 2009, January 1, 2009 and December 27, 2007. The following discussion and analysis should be read in conjunction with the consolidated financial statements of UATC and the notes thereto included elsewhere in this Form 10-K.

Overview and Basis of Presentation

As of December 31, 2009, we operate 567 screens in 65 theatres in 19 states with over 19 million annual attendees during fiscal 2009.  The theatres we operate are managed by RCI, a wholly owned subsidiary of Regal, pursuant to a management arrangement described below.  We primarily operate multi-screen theatres and have an average of 8.7 screens per location. Theatre operations in seven states (New York, California, Mississippi, Florida, Maryland, Texas and Pennsylvania) accounted for approximately 72.3% and 69.8% of our total theatres and screens, respectively, as of December 31, 2009 and 79.4% of our theatrical revenue for fiscal 2009.  The Company manages its business under one reportable segment: theatre exhibition operations.

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

We generate revenues primarily from admissions and concession sales. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of our theatres and vendor marketing programs.  In addition, National CineMedia provides us with a theatre access fee associated with revenues generated from its sale of on-screen advertising, rental of theatres for meetings and concerts and other events pursuant to its arrangements with RCI (described in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K). Film rental costs depend on a variety of factors including the prospects of a film, the popularity and box office revenues of a film and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

On February 12, 2007, Regal, along with AMC and Cinemark, formed DCIP, to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Future digital cinema developments will be managed by DCIP, subject to the approval of Regal, AMC and Cinemark. Each of Regal, AMC and Cinemark has an equal voting interest in DCIP. Please refer to Note 12 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for a discussion of recent developments regarding DCIP, which were effected subsequent to the year ended December 31, 2009.

On June 30, 2007, UATC acquired the remaining partnership interest in two of its subsidiaries for an aggregate purchase price of $1.1 million, which resulted in a loss of $0.2 million.  The loss was recorded in the accompanying consolidated statements of operations as a component of “Other, net.”

In conjunction with Regal’s acquisition of Consolidated Theatres Holdings, G.P. (“Consolidated Theatres”) on April 30, 2008, Regal entered into a final judgment with the Antitrust Division of the United States Department of Justice (“DOJ”) to hold separate and divest of four theatres comprising 52 screens in North Carolina.  One of the four theatres subject to the judgment was an existing ten screen theatre leased by UATC with declining cash flows.  The assets of this theatre had been previously impaired due to its declining cash flows.  On April 30, 2009, pursuant to the final judgment between Regal and the DOJ, UATC transferred the theatre to another theatre operator, Carolina Cinemas LLC (“Carolina Cinemas”).  In order to implement the assignment of this theatre, UATC entered into an operating agreement with Carolina Cinemas to address various matters including, without limitation, the use of equipment owned by UATC, as well as payment of annual rent during the agreement.  Pursuant to this operating agreement, until the lease for this theatre expires on December 31, 2017, UATC shall be solely responsible for paying the landlord the rent due under the lease.  As a result of this agreement, UATC recorded a liability of approximately $4.2 million for the present value of the total remaining lease obligation for this theatre assigned to Carolina Cinemas.  Furthermore, as a result of this obligation, the Company recorded an impairment charge of approximately $3.8 million in the accompanying consolidated statements of operations for the year ended December 31, 2009 as a component of “Net loss on disposal and impairment of operating assets.” Accretion expense will be recorded monthly based on the incremental borrowing rate over the term of the lease.

In order to provide a meaningful basis of comparing the fiscal years ended December 31, 2009, January 1, 2009 and December 27, 2007 for purposes of the following tables and discussion, the operating results for the fifty-two weeks ended December 31, 2009 (“Fiscal 2009 Period”) are compared to the fifty-three weeks ended January 1, 2009 (“Fiscal 2008 Period”) and the fifty-two weeks ended December 27, 2007 (“Fiscal 2007 Period”).

For a summary of other industry trends as well as other risks and uncertainties relevant to the Company, see “Business-Industry Overview and Trends” and “Risk Factors.”

Results of Operations

Based on our review of industry sources, national box office revenues for the time period that corresponds to UATC’s fiscal year of 2009 were estimated to have increased by approximately 6% in comparison to the fiscal year of 2008.  The industry’s box office results were positively impacted by ticket price increases, growth in premium-priced IMAX® and 3D films and the breadth of key films released in the fiscal year of 2009, which included strong attendance from releases such as Transformers: Revenge of the Fallen, Harry Potter and the Half-Blood Prince, Avatar, The Twilight Saga: New Moon and Up.

Our total revenues for the Fiscal 2009 Period were $223.4 million, consisting of $155.4 million of admissions revenues, $60.7 million from concessions revenues and $7.3 million of other operating revenues, and represented a

0.8% decrease over total revenues of $225.1 million for the Fiscal 2008 Period.

Total admissions revenues increased $0.1 million during the Fiscal 2009 Period, or 0.1%, to $155.4 million, from $155.3 million in the Fiscal 2008 Period, primarily due to a 4.1% increase in average ticket prices, partially offset by a 4.0% decrease in attendance.  We believe the overall decrease in attendance during the Fiscal 2009 Period was primarily a result of the timing of the Fiscal 2008 Period calendar, which consisted of fifty-three weeks compared to fifty-two weeks during the Fiscal 2009 Period, the continued aging of our theatres (approximately 52% of our screens are located in older, sloped floor multiplexes) and the closure of 29 underperforming screens during the Fiscal 2009 Period.  Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions) along with an increase in the percentage of our admissions revenues generated by premium priced 3D films exhibited during the Fiscal 2009 Period were the primary drivers of the increase in our Fiscal 2009 Period average ticket prices.

We are optimistic regarding the breadth of the 2010 film slate, including the timing of the release schedule and the number of films scheduled for release in premium-priced formats.  Evidenced by the motion picture studios’ continued efforts to promote and market upcoming film releases, 2010 appears to be another year of high-profile releases such as Alice in Wonderland, How to Train Your Dragon, Iron Man 2, Shrek Forever After, Sex and the City 2, Toy Story 3, The Twilight Saga: Eclipse, Inception, Megamind, Harry Potter and the Deathly Hallows: Part 1, The Chronicles of Narnia: The Voyage of the Dawn Treader, Tron Legacy, The Green Hornet and Gulliver’s Travels.

With respect to capital expenditures, subject to the timing of certain construction projects, we expect capital expenditures to be in the range of $4.0 million to $8.0 million for fiscal 2010, consisting of expansion of existing theatre facilities, equipment upgrades and replacements.

Overall for the fiscal 2010 year, we expect to benefit from modest increases in ticket prices and average concessions per patron and a continued increase in 3D screens and the number of films scheduled for release in premium-priced formats. In addition, we expect fiscal 2010 admissions and concessions revenues to be supported by our continued focus on efficient theatre operations, however, the continued aging of our theatres and closures of underperforming screens could offset increases in industry box office and concessions per patron. For an understanding of the significant factors that influenced our performance during the past three fiscal years, the preceding and following discussion should be read in conjunction with the consolidated financial statements and the notes thereto presented in Part II, Item 8 of this Form 10-K.

The following table sets forth the percentage of total revenues represented by certain items reflected in UATC’s consolidated statements of operations for the Fiscal 2009 Period, the Fiscal 2008 Period and the Fiscal 2007 Period:

	Fiscal 2009 Period	Fiscal 2008 Period	Fiscal 2007 Period
Revenues:
Admissions	69.5%	69.0%	68.7%
Concessions	27.2	27.6	28.1
Other operating revenues	3.3	3.4	3.2
Total revenues	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	35.5	35.4	35.7
Cost of concessions	3.8	3.8	3.9
Other operating expenses	40.5	41.1	40.9
Sale and leaseback rentals	6.6	6.6	6.5
General and administrative expenses	3.0	3.0	3.0
Depreciation and amortization	4.1	4.4	4.6
Net loss on disposal and impairments of operating assets	3.0	—	1.0
Total operating expenses	96.5	94.3	95.6
Income from operations	3.5%	5.7%	4.4%

Revenues

The following table summarizes revenues and revenue-related data for the Fiscal 2009 Period, the Fiscal 2008 Period and the Fiscal 2007 Period (in millions, except averages):

	Fiscal 2009 Period	Fiscal 2008 Period	Fiscal 2007 Period
Admissions	$155.4	$155.3	$157.3
Concessions	60.7	62.2	64.5
Other operating revenues	7.3	7.6	7.3
Total revenues	$223.4	$225.1	$229.1
Attendance	19.2	20.0	21.0
Average ticket price (1)	$8.09	$7.77	$7.49
Average concessions per patron (2)	$3.16	$3.11	$3.07

(1)           Calculated as admissions revenue/attendance.

(2)           Calculated as concessions revenue/attendance.

Admissions

Total admissions revenues increased $0.1 million during the Fiscal 2009 Period, or 0.1%, to $155.4 million, from $155.3 million in the Fiscal 2008 Period, primarily due to a 4.1% increase in average ticket prices, partially offset by a 4.0% decrease in attendance.  We believe the overall decrease in attendance during the Fiscal 2009 Period was primarily a result of the timing of the Fiscal 2008 Period calendar, which consisted of fifty-three weeks compared to fifty-two weeks during the Fiscal 2009 Period, the continued aging of our theatres (approximately 52% of our screens are located in older, sloped floor multiplexes) and the closure of 29 underperforming screens during the Fiscal 2009 Period.  Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions) along with an increase in the percentage of our admissions revenues generated by premium priced 3D films exhibited during the Fiscal 2009 Period were the primary drivers of the increase in our Fiscal 2009 Period average ticket prices.

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

Concessions

During the Fiscal 2009 Period, total concessions revenues decreased $1.5 million, or 2.4%, to $60.7 million, from $62.2 million for the Fiscal 2008 Period.  Average concessions revenues per patron during the Fiscal 2009 Period increased 1.6%, to $3.16, from $3.11 in the Fiscal 2008 Period.  The decrease in total concessions revenues during the Fiscal 2009 Period were attributable to the aforementioned decrease in attendance during the period, partially offset by the increase in average concessions revenues per patron.  The increase in average concessions revenues per patron for the Fiscal 2009 Period was primarily a result of price increases and also benefitted from the concession friendly mix of film product exhibited during the Fiscal 2009 Period.

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

Other Operating Revenues

Other operating revenues decreased $0.3 million, or 3.9%, to $7.3 million for the Fiscal 2009 Period, from $7.6 million for the Fiscal 2008 Period.  Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for on-screen advertising time provided to our beverage concessionaire), marketing revenues from our vendor marketing programs and other theatre revenues.  The decrease in other operating revenues during the Fiscal 2009 Period was primarily attributable to a decrease in other theatre revenues and a slight decline in revenue generated by National CineMedia.

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

Operating Expenses

The following table summarizes certain operating expenses for the Fiscal 2009 Period, the Fiscal 2008 Period and the Fiscal 2007 Period (dollars in millions):

	Fiscal 2009 Period		Fiscal 2008 Period		Fiscal 2007 Period
	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs (1)	79.3	51.0	79.6	51.3	81.9	52.1
Cost of concessions (2)	8.6	14.2	8.6	13.8	9.0	14.0
Other theatre operating expenses (3)	90.4	40.5	92.5	41.1	93.7	40.9
Sale and leaseback rentals (3)	14.8	6.6	14.8	6.6	14.9	6.5
General and Administrative expenses (3)	6.8	3.0	6.8	3.0	6.9	3.0

(1)           Percentage of revenues calculated as a percentage of admissions revenues.

(2)           Percentage of revenues calculated as a percentage of concessions revenues.

(3)           Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues declined slightly to 51.0% during the Fiscal 2009 Period from 51.3% in the Fiscal 2008 Period. The decrease in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2009 Period was primarily the result of a reduction in newspaper advertising costs during such period.

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

Cost of Concessions

During the Fiscal 2009 Period, cost of concessions was consistent with that of the Fiscal 2008 Period. Cost of concessions as a percentage of concessions revenues for the Fiscal 2009 Period was approximately 14.2% compared to 13.8% for the Fiscal 2008 Period.  The increase in cost of concessions as a percentage of concessions revenues during the Fiscal 2009 Period was primarily related to a greater percentage of our concession sales being generated from higher cost items and a decrease in the amount of vendor marketing revenue recorded as a reduction of cost of concessions.

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

Other Theatre Operating Expenses

Other theatre operating expenses decreased $2.1 million, or 2.3%, to $90.4 million in the Fiscal 2009 Period, from $92.5 million in the Fiscal 2008 Period.  Other theatre operating expenses as a percentage of total revenues decreased to 40.5% in the Fiscal 2009 Period as compared to 41.1% in the Fiscal 2008 Period.   The decrease in other theatre operating expenses during the Fiscal 2009 Period as compared to the Fiscal 2008 Period was primarily driven by decreased variable payroll costs related to the decrease in attendance, a decrease in rent expense and other fixed costs resulting from the closure of 29 underperforming screens during the Fiscal 2009 Period, partially offset by increased costs associated with higher 3D film revenues and general inflationary increases.

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

Sale and Leaseback Rentals

Sale and leaseback expenses of $14.8 million for the Fiscal 2009 Period were consistent with that of the Fiscal 2008 Period.  See Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of sale and leaseback transactions.

Sale and leaseback expenses decreased $0.1 million, or 0.7%, to $14.8 million for the Fiscal 2008 Period, from $14.9 million in the Fiscal 2007 Period.  See Note 6 to the consolidated financial statements included in Part II,

Item 8 of this Form 10-K for further discussion of sale and leaseback transactions.

General and Administrative Expenses

For the Fiscal 2009 Period, general and administrative expenses of $6.8 million were consistent with that of the Fiscal 2008 Period. As a percentage of total revenues, general and administrative expenses remained consistent, at 3.0%, during the Fiscal 2009 Period and the Fiscal 2008 Period. Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC.

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

Depreciation and Amortization

Depreciation and amortization expense decreased $0.9 million, or 9.0%, to $9.1 million for the Fiscal 2009 Period, from $10.0 million in the Fiscal 2008 Period. The decrease in depreciation and amortization expense during the Fiscal 2009 Period as compared to the Fiscal 2008 Period was primarily due to a greater number of fully depreciated fixed assets during the Fiscal 2009 Period as compared to the Fiscal 2008 Period.

For the Fiscal 2008 Period, depreciation and amortization expense decreased $0.5 million, or 4.8%, to $10.0 million, from $10.5 million in the Fiscal 2007 Period.  Such decrease was primarily due to a larger number of fully depreciated assets as of the end of the Fiscal 2008 Period, partially offset by the impact of the fifty-three weeks of operations during the Fiscal 2008 Period.  On a comparable screen basis, depreciation and amortization decreased $0.7 million, or 6.7%, during the Fiscal 2008 Period as compared to the Fiscal 2007 Period.  On a comparable screen basis, the decrease in depreciation and amortization expense during the Fiscal 2008 Period was primarily related to a larger number of fully depreciated assets as of the end of the Fiscal 2008 Period.

Net loss on disposal and impairment of operating assets

For the Fiscal 2009 Period, net loss on disposal and impairment of operating assets was $6.6 million compared to no net loss on disposal and impairment of operating assets for the Fiscal 2008 Period.  The increase in net loss on disposal and impairment of operating assets during the Fiscal 2009 Period was primarily attributable to a $3.8 million charge for the remaining lease obligation related to the theatre transferred to Carolina Cinemas on April 30, 2009 (See Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion).  In addition, during the Fiscal 2009 Period, net loss on disposal and impairment of operating assets was impacted by the satisfaction of remaining lease obligations related to the closure of an underperforming theatre and the impairment of three theatres during the period.

Income from Operations

During the Fiscal 2009 Period, income from operations decreased $5.0 million, or 39.1%, to $7.8 million, from $12.8 million in the Fiscal 2008 Period.  The overall decrease in income from operations during the Fiscal 2009 Period as compared to the Fiscal 2008 Period was driven by the decrease in concessions and other operating revenues and the increase in the net loss on disposal and impairment of operating assets discussed above, partially offset by the increase in admissions revenues and decreases in various operating expense line items including film rental and advertising costs, other theatre operating expenses and depreciation during the Fiscal 2009 Period.

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

Interest Income, Net

Net interest income totaled $0.1 million for the Fiscal 2009 Period, which represents a decrease of $0.3 million, or 75.0%, from that of the Fiscal 2008 Period.  The decrease in net interest income during the Fiscal 2009 Period was principally due to a decline in our average interest rate during this time period.

During the Fiscal 2008 Period, net interest income decreased $1.2 million, or 75.0%, to $0.4 million, from $1.6 million in the Fiscal 2007 Period.  The decrease in net interest income during the Fiscal 2008 Period was principally due to a lower average cash balance outstanding and a decline in our average interest rate during this time period.

Income Taxes

The provision for income taxes decreased $2.6 million, or 46.4%, to $3.0 million for the Fiscal 2009 Period, from $5.6 million for the Fiscal 2008 Period.  Accordingly, the effective tax rate was 38.0% and 39.7% for the Fiscal 2009 and Fiscal 2008 Periods, respectively.  The decrease in the effective tax rate was primarily attributable to the recognition of a tax benefit in the Fiscal 2009 Period relative to net operating losses that had not been previously recognized.  The effective tax rate for each period reflects the impact of certain non-deductible expenses.

The provision for income taxes decreased $1.2 million, or 17.6%, to $5.6 million for the Fiscal 2008 Period, from $6.8 million for the Fiscal 2007 Period.  Accordingly, the effective tax rate was 39.7% and 37.0% for the Fiscal 2008 and Fiscal 2007 Periods, respectively.  The increase in the effective tax rate was primarily attributable to the recognition of a tax benefit in the Fiscal 2007 Period relative to net operating losses that had not been previously recognized.  The effective tax rate for each period reflects the impact of certain non-deductible expenses.

Net Income Attributable to Controlling Interest

During the Fiscal 2009 Period, net income attributable to controlling interest totaled $4.8 million, which represents a decrease of $3.6 million, from net income attributable to controlling interest of $8.4 million in the Fiscal 2008 Period.  The decrease in net income attributable to controlling interest for the Fiscal 2009 Period was primarily attributable to the decrease in operating income coupled with a decrease in interest income and the gain recorded on the sale of the Company’s equity interest in Fandango, Inc. (“Fandango”) during the Fiscal 2008 Period, partially offset by a decrease in income taxes described above.

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

Cash Flows

The following table summarizes certain cash flow data for the Fiscal 2009 Period, the Fiscal 2008 Period and the Fiscal 2007 Period (dollars in millions):

	Fiscal 2009 Period	Fiscal 2008 Period	Fiscal 2007 Period
Net cash provided by operating activities	$18.7	$14.9	$12.2
Net cash (used in) provided by investing activities	(4.7)	(4.0)	2.5
Net cash used in financing activities	(7.0)	(8.2)	(4.3)
Net increase in cash and cash equivalents	$7.0	$2.7	$10.4

Fiscal 2009 Period Compared to Fiscal 2008 Period

Net cash flows provided by operating activities increased by approximately $3.8 million to approximately $18.7 million for the Fiscal 2009 Period from approximately $14.9 million for the Fiscal 2008 Period. The increase in net cash flows generated from operating activities for the Fiscal 2009 Period was primarily attributable to an increase in working capital, primarily the timing of certain Fiscal 2009 Period vendor payments.

Net cash flows used in investing activities were approximately $4.7 million for the Fiscal 2009 Period compared to cash flows used in investing activities of approximately $4.0 million for the Fiscal 2008 Period.  Contributing to the increase in cash flows used in investing activities during the Fiscal 2009 Period was incremental capital expenditures of approximately $0.2 million during the Fiscal 2009 Period coupled with the impact of the $0.9 million of proceeds received in the Fiscal 2008 Period in connection with the sale of the Company’s equity interest in Fandango and fewer proceeds from the disposition of assets of approximately $0.1 million during the Fiscal 2009 Period, partially offset by the $0.5 million in partnership distributions during the Fiscal 2008 Period.

Net cash flows used in financing activities were approximately $7.0 million for the Fiscal 2009 Period compared to cash flows used in financing activities of approximately $8.2 million for the Fiscal 2008 Period. The decrease in net cash flows used in financing activities during the Fiscal 2009 Period was primarily attributable to the change in the related party receivable of $1.3 million during the Fiscal 2009 Period as compared to the Fiscal 2008 Period, partially offset by an increase of $0.1 million in debt payments incurred during the Fiscal 2009 Period.

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

Liquidity and Capital Resources

Our revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit cards at the point of sale. Our operating expenses are primarily related to film and advertising costs, rent and occupancy, and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues and the cost of the Company’s concessions are generally paid to vendors approximately 30 to 35 days from purchase.  Our current liabilities generally include items that will become due within twelve months. In addition, from time to time, we may use cash from operations to fund dividends to our Parent in excess of net income (loss) attributable to controlling interest and cash flows from operating activities less cash flows from investing and other financing activities. As a result, at any given time, our balance sheet may reflect a working capital deficit.

We fund the cost of capital expenditures through internally generated cash flows and cash on hand. Our capital requirements have historically arisen principally in connection with retrofitting existing theatres, upgrading the Company’s theatre facilities (including digital 3D screens) and replacing equipment.

The costs of implementing digital projection in our theatres will be substantially funded by DCIP.  We expect that with respect to our existing theatres, DCIP will cover substantially all of the costs of installing digital projection systems.  We expect DCIP to fund the cost of conversion through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors. We will bear operating and maintenance costs with respect to digital projection systems in our theatres, which we expect to be relatively comparable to what we currently spend on our conventional film projectors.  We have made incremental investments in digital projectors and 3D projection technology to selectively add 3D capable digital projection systems to our circuit to capture incremental 3D admissions revenues. To that end, as of December 31, 2009, we operated 31 screens outfitted with digital 3D projection systems.

As more fully described in Note 12 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on March 10, 2010, DCIP completed the execution of definitive agreements and related financing transactions in connection with the conversion to digital projection. The completed financing is expected to cover the cost of conversion for substantially all of our circuit’s screens. We ultimately expect to outfit all of our screens with digital projection systems. In the event that future additional financing is unavailable to complete the conversion of the remaining screens in our circuit as expected, we may have to incur additional capital expenditures in order to complete the full conversion of our circuit. As of the date of this Form 10-K, we have already begun to convert our existing theatres from 35 mm film projection to digital projection and intend to complete the conversion of our entire circuit in approximately three to four years.

We believe the installation of digital projection systems, when combined with 3D technology, will allow us to offer our patrons premium 3D and large format movie experiences, which we believe will generate incremental revenue for the Company. We remain optimistic about the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see growing support of 3D film product by the major motion picture studios.

The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets.  We currently expect capital expenditures for theatre expansion, upgrading and equipment replacements to be in the range of $4.0 million to $8.0 million in fiscal year 2010. During the Fiscal 2009 Period, we invested an aggregate of approximately $4.9 million in capital expenditures.

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

Contractual Cash Obligations and Commitments

The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases, including leases that are subject to sale and leaseback transactions, as further described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.  Other than operating leases which are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing.  As of December 31, 2009, the Company’s estimated contractual cash obligations over the next several periods are as follows (dollars in millions):

	Payments Due By Period
Contractual Obligations	Total	Current	13-36 Months	37-60 Months	After 60 Months
Capital lease obligations, including interest(1)	$2.3	$0.3	$0.7	$0.7	$0.6
Purchase commitments(2)	1.4	0.8	0.6	—	—
Operating leases(3)	222.4	37.7	64.6	57.2	62.9

Total contractual cash obligations	$226.1	$38.8	$65.9	$57.9	$63.5

(1)                                  The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of December 31, 2009.  Future interest payments are calculated based on interest rates implicit in the underlying leases, which have an interest rate of 10.0%, maturing in 2016. Refer to Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our capital lease obligations.

(2)                                  Includes estimated capital expenditures to which we were committed as of December 31, 2009, including improvements associated with existing theatres and the estimated cost of ADA related betterments.

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

We believe the following accounting policies are critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•                  Accounting Standards Codification (“ASC”) Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill specifies that goodwill and indefinite-lived intangible assets will be subject to an annual impairment assessment. Based on our annual impairment assessment conducted during fiscal 2009, fiscal 2008 and fiscal 2007, we were not required to record a charge for goodwill impairment. In assessing the recoverability of the goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods.

•                  We estimate our film cost expense and related film cost payable based on management’s best estimate of the expected box office revenue of each film over the length of its run in our theatres and the ultimate settlement of such film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically “settled” within two to three months of a particular film’s opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. The ultimate revenues of a film can be estimated reasonably accurately within a few weeks after the film is released based on the film’s initial box office performance, which is determined by a film’s initial box office receipts. As a result, there are typically insignificant variances between our estimates of film cost expense and the final film cost payable, because we make such estimates based on each film’s box office receipts through the end of the reporting period. For the fiscal years ended December 31, 2009, January 1, 2009 and December 27, 2007, there were no significant changes in our film cost estimation and settlement procedures.

•                  We depreciate and amortize the components of our property and equipment relating to both owned and leased theatres on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets. Each owned theatre consists of a building structure, structural improvements, seating and concession and film display equipment. While we have assigned an estimated useful life of less than 30 years to certain acquired facilities, we estimate that our newly constructed buildings generally have an average economic useful life of 30 years. Certain of our buildings have been in existence for more than 40 years. With respect to equipment (e.g., concession stand, point-of-sale equipment, etc.), a substantial portion is depreciated over seven years or less, which has been our historical replacement period. Seats and 35mm projection equipment generally have a longer useful economic life, and their depreciable lives (12-15 years) are based on our experience and replacement practices. The estimates of the assets’ useful lives require our judgment and our knowledge of the assets being depreciated and amortized. Further, we review the economic useful lives of such assets annually and make adjustments thereto as necessary. To the extent we determine that certain of our assets have become obsolescent, we accelerate depreciation over the remaining useful lives of the assets. Actual economic lives may differ materially from these estimates.

The majority of our properties have been appraised. Such appraisals supported the estimated lives being used for depreciation and amortization purposes. Furthermore, our analysis of our historical capital replacement program is consistent with our depreciation policies. Finally, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Such analysis generally evaluates assets for impairment on an individual theatre basis. When the estimated future undiscounted cash flows of the operations to which the assets relate do not exceed the carrying value of the assets, such assets are written down to fair value. Our experience indicates that theatre properties become impaired primarily due to market or competitive factors rather than physical (wear and tear) or functional (inadequacy or obsolescence) factors. In this regard, we do not believe the frequency or volume of facilities impaired due to these market factors are significant enough to impact the useful lives used for depreciation periods.

For the fiscal years ended December 31, 2009, January 1, 2009 and December 27, 2007, no significant changes have been made to the depreciation and amortization rates applied to operating assets, the underlying assumptions related to estimates of depreciation and amortization, or the methodology applied. For the fiscal year ended December 31, 2009, consolidated depreciation and amortization expense was $9.1 million, representing 4.1% of consolidated total revenues. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation and amortization expense would have decreased by approximately $0.6 million or 6.6%. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation and amortization expense would have increased by approximately $0.7 million or 7.7%.

•                  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance if it is deemed more likely than not that our deferred income tax assets will not be realized. We reassess the need for such valuation allowance on an ongoing basis. An increase in the valuation allowance generally results in an increase in the provision for income taxes recorded in such period. A decrease in the valuation allowance generally results in a decrease in the provision for income taxes recorded in such period.

Additionally, income tax rules and regulations are subject to interpretation, require judgment by us and may be challenged by the tax authorities. As described further in Note 7 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, effective December 29, 2006, the Company adopted the provisions of ASC Subtopic 740-10, Income Taxes—Overview. Although we believe that our tax return positions are fully supportable, in accordance with ASC Subtopic 740-10, we recognize a tax benefit only for tax positions that we determine will more likely than not be sustained based on the technical merits of the tax position.  With respect to such tax positions for which recognition of a benefit is appropriate, the benefit is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  Tax positions are evaluated on an ongoing basis as part of our process for determining our provision for income taxes. Among other items deemed relevant by us, the evaluations are based on new legislation, other new technical guidance, judicial proceedings, and our specific circumstances, including the progress of tax audits. Any change in the determination of the amount of tax benefit recognized relative to an uncertain tax position impacts the provision for income taxes in the period that such determination is made.

For the fiscal year ended December 31, 2009, our provision for income taxes was $3.0 million. Changes in management’s estimates and assumptions regarding the probability that certain tax return positions will be sustained, the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could impact the provision for income taxes and change the effective tax rate.  A one percentage point change in the effective tax rate from 38.0% to 39.0% would have increased the current year income tax provision by approximately $0.1 million.

Quarterly Results

The following tables set forth selected unaudited quarterly results for the eight quarters ended December 31, 2009. The quarterly financial data as of each period presented below have been derived from UATC’s unaudited condensed consolidated financial statements for those periods. Results for these periods are not necessarily indicative of results for the full year. The quarterly financial data should be read in conjunction with the consolidated financial statements of UATC and notes thereto included in Part II, Item 8 of this Form 10-K.

	Dec. 31, 2009	Oct. 1, 2009	July 2, 2009	April 2, 2009	Jan. 1, 2009(1)	Sept. 25, 2008	June 26, 2008	March 27, 2008
				(in millions)
Total revenues	$56.7	$53.5	$61.5	$51.7	$55.9	$62.5	$55.0	$51.7
Income from operations	2.8	1.9	2.0	1.1	3.0	4.8	2.3	2.7
Net income attributable to controlling interest	1.8	1.2	1.1	0.7	2.2	3.0	1.4	1.8

(1)                                  The fiscal quarter ended January 1, 2009 was comprised of 14 weeks.

Inflation

The Company does not believe that inflation has had a material impact on its financial position or results of operations.

Seasonality

The Company’s revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, motion picture studios release the most marketable motion pictures during the summer and the holiday seasons. The unexpected emergence of a “hit” film during other periods can alter the traditional pattern. The timing of movie releases can have a significant effect on the Company’s results of operations, and the results of one fiscal quarter are not necessarily indicative of the results for the next fiscal quarter or any other fiscal quarter. The seasonality of motion picture exhibition, however, has become less pronounced as motion picture studios are releasing motion pictures somewhat more evenly throughout the year.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Off-Balance Sheet Arrangements

Other than the operating leases detailed above in this Form 10-K, under the heading “Contractual Cash Obligations and Commitments,” the Company has no other off-balance sheet arrangements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

UATC’s market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates.  As of December 31, 2009, the Company maintained no debt obligations bearing floating interest rates.

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

Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of such controls as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that the Company’s internal control over financial reporting is effective as of December 31, 2009.

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

/s/ AMY E. MILES	/s/ DAVID H. OWNBY

Amy E. Miles President (Principal Executive Officer)	David H. Ownby Vice President and Treasurer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors

United Artists Theatre Circuit, Inc.:

We have audited the accompanying consolidated balance sheets of United Artists Theatre Circuit, Inc. and subsidiaries (the Company) as of December 31, 2009 and January 1, 2009, and the related consolidated statements of operations, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Artists Theatre Circuit, Inc. and subsidiaries as of December 31, 2009 and January 1, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests as of January 2, 2009 (note 3) and uncertain tax positions as of December 29, 2006 (note 7).

/s/ KPMG LLP

Nashville, Tennessee

March 22, 2010

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31, 2009	January 1, 2009
Assets
Current assets:
Cash and cash equivalents	$59.8	$52.8
Receivables	2.0	1.8
Prepaid expenses, concession inventory and other current assets	1.1	0.8
Deferred income tax asset	2.0	1.9
Total current assets	64.9	57.3
Property and equipment:
Land	3.3	3.3
Buildings, leasehold improvements and equipment	128.6	134.6
Total property and equipment	131.9	137.9
Accumulated depreciation and amortization	(78.8)	(78.7)
Total property and equipment, net	53.1	59.2
Goodwill	7.1	7.1
Other non-current assets	0.2	0.2
Total assets	$125.3	$123.8
Liabilities and Equity
Current liabilities:
Accounts payable	$12.6	$10.4
Accrued expenses and other	5.5	5.5
Current portion of debt obligations	0.2	0.2
Total current liabilities	18.3	16.1
Other non-current liabilities	3.7	1.7
Non-current deferred revenue	25.2	25.5
Long-term debt, less current portion	1.5	1.7
Deferred income tax liability	21.8	22.3
Total liabilities	70.5	67.3
Equity:
Preferred stock, $1.00 par value; 500,000 shares authorized, no shares issued and outstanding at December 31, 2009 and January 1, 2009	—	—
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at December 31, 2009 and January 1, 2009	—	—
Additional paid-in capital	93.2	93.2
Retained earnings	31.6	26.8
Related party receivables	(70.3)	(63.7)
Total stockholder’s equity of United Artists Theatre Circuit, Inc.	54.5	56.3
Noncontrolling interest	0.3	0.2
Total equity	54.8	56.5
Total liabilities and equity	$125.3	$123.8

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Year Ended December 31, 2009	Year Ended January 1, 2009	Year Ended December 27, 2007
Revenues:
Admissions	$155.4	$155.3	$157.3
Concessions	60.7	62.2	64.5
Other operating revenues	7.3	7.6	7.3
Total revenues	223.4	225.1	229.1

Operating expenses:
Film rental and advertising costs	79.3	79.6	81.9
Cost of concessions	8.6	8.6	9.0
Other theatre operating expenses	90.4	92.5	93.7
Sale and leaseback rentals	14.8	14.8	14.9
General and administrative expenses	6.8	6.8	6.9
Depreciation and amortization	9.1	10.0	10.5
Net loss on disposal and impairment of operating assets	6.6	—	2.2
Total operating expenses	215.6	212.3	219.1
Income from operations	7.8	12.8	10.0
Other expense (income):
Interest income, net	(0.1)	(0.4)	(1.6)
Gain on sale of Fandango interest	—	(0.9)	(7.0)
Other, net	—	—	0.2
Total other income, net	(0.1)	(1.3)	(8.4)
Income before income taxes	7.9	14.1	18.4
Provision for income taxes	3.0	5.6	6.8
Net income	4.9	8.5	11.6
Noncontrolling interest, net of tax	(0.1)	(0.1)	(0.1)
Net income attributable to controlling interest	$4.8	$8.4	$11.5

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(in millions)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Intercompany and Related Party Receivables	Total Stockholder’s Equity of UATC	Noncontrolling Interest	Total Equity
Balances at December 28, 2006	$—	$—	$92.8	$6.9	$(24.8)	$74.9	$1.9	$76.8
Net income and comprehensive income	—	—	—	11.5	—	11.5	—	11.5
Tax benefit from exercise of stock options	—	—	0.4	—	—	0.4	—	0.4
Change in related party receivables	—	—	—	—	(30.7)	(30.7)	—	(30.7)
Noncontrolling interest adjustment	—	—	—	—	—	—	(1.2)	(1.2)
Balances at December 27, 2007	—	—	93.2	18.4	(55.5)	56.1	0.7	56.8
Net income and comprehensive income	—	—	—	8.4	—	8.4	—	8.4
Change in related party receivables	—	—	—	—	(8.2)	(8.2)	—	(8.2)
Noncontrolling interest adjustment	—	—	—	—	—	—	(0.5)	(0.5)
Balances at January 1, 2009	—	—	93.2	26.8	(63.7)	56.3	0.2	56.5
Net income and comprehensive income	—	—	—	4.8	—	4.8	—	4.8
Change in related party receivables	—	—	—	—	(6.6)	(6.6)	—	(6.6)
Noncontrolling interest adjustment	—	—	—	—	—	—	0.1	0.1
Balances at December 31, 2009	$—	$—	$93.2	$31.6	$(70.3)	$54.5	$0.3	$54.8

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31, 2009	Year ended January 1, 2009	Year ended December 27, 2007
Cash flows from operating activities:
Net income	$4.9	$8.5	$11.6
Adjustments to reconcile net income to net cash provided by operating activities:
Effect of leases with escalating minimum annual rentals	(1.2)	(0.9)	(0.4)
Depreciation and amortization	9.1	10.0	10.5
Net loss on disposal and impairment of operating assets	6.6	—	2.2
Gain on sale of Fandango interest	—	(0.9)	(7.0)
Net loss on purchase of partnership interests	—	—	0.2
Deferred income tax (benefit) expense	(0.4)	2.6	(4.2)
Changes in operating assets and liabilities:
Receivables	(0.2)	(0.2)	1.7
Prepaid expenses and concession inventory	(0.3)	—	0.1
Accounts payable	2.2	(2.6)	1.6
Deferred revenue	(0.3)	(0.3)	(0.2)
Accrued expenses and other liabilities	(1.7)	(1.3)	(3.9)
Net cash provided by operating activities	18.7	14.9	12.2
Cash flows from investing activities:
Capital expenditures	(4.9)	(4.7)	(3.7)
Proceeds from disposition of assets, net	0.2	0.3	—
Purchase of partnership interests, net of cash acquired	—	—	(1.1)
Proceeds from the sale of Fandango interest	—	0.9	7.0
Distributions (to) from partnership	—	(0.5)	0.3
Net cash (used in) provided by investing activities	(4.7)	(4.0)	2.5
Cash flows from financing activities:
Debt payments	(0.2)	(0.1)	(0.1)
Increase in related party receivables	(6.8)	(8.1)	(4.6)
Excess tax benefit from share-based payment arrangements	—	—	0.4
Net cash used in financing activities	(7.0)	(8.2)	(4.3)
Net increase in cash and cash equivalents	7.0	2.7	10.4
Cash and cash equivalents:
Beginning of year	52.8	50.1	39.7
End of year	$59.8	$52.8	$50.1
Supplemental cash flow information:
Cash paid for interest	$0.0	$0.1	$0.2
Cash paid for income taxes, net of refunds received	$0.2	$0.4	$0.6

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, January 1, 2009 and December 27, 2007

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

UATC operates 567 screens in 65 theatres in 19 states as of December 31, 2009. As of January 1, 2009, UATC operated 596 screens in 68 theatres in 19 states. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2008) results in a 53-week fiscal year.

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

In conjunction with Regal’s acquisition of Consolidated Theatres Holdings, G.P. (“Consolidated Theatres”) on April 30, 2008, Regal entered into a final judgment with the Antitrust Division of the United States Department of Justice (“DOJ”) to hold separate and divest of four theatres comprising 52 screens in North Carolina.  One of the four theatres subject to the judgment was an existing ten screen theatre leased by UATC with declining cash flows.  The assets of this theatre had been previously impaired due to its declining cash flows.  On April 30, 2009, pursuant to the final judgment between Regal and the DOJ, UATC transferred the theatre to another theatre operator, Carolina Cinemas LLC (“Carolina Cinemas”).  In order to implement the assignment of this theatre, UATC entered into an operating agreement with Carolina Cinemas to address various matters including, without limitation, the use of equipment owned by UATC, as well as payment of annual rent during the agreement.  Pursuant to this operating agreement, until the lease for this theatre expires on December 31, 2017, UATC shall be solely responsible for paying the landlord the rent due under the lease.  As a result of this agreement, UATC recorded a liability of approximately $4.2 million for the present value of the total remaining lease obligation for this theatre assigned to Carolina Cinemas.  Furthermore, as a result of this obligation, the Company recorded an impairment charge of approximately $3.8 million in the accompanying consolidated statements of operations for the year ended December 31, 2009 as a component of “Net loss on disposal and impairment of operating assets.” Accretion expense will be recorded monthly based on the incremental borrowing rate over the term of the lease.

On February 12, 2007, Regal, along with AMC Entertainment, Inc. (“AMC”) and Cinemark, Inc. (“Cinemark”), formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company (“DCIP”), to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Future digital cinema developments will be managed by DCIP, subject to the approval of Regal, AMC and Cinemark. Each of Regal, AMC and Cinemark has an equal voting interest in DCIP. Please refer to Note 12 to the consolidated financial statements for a discussion of recent developments regarding DCIP, which were effected subsequent to the year ended December 31, 2009.

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

Revenue Recognition

Revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit card at the point of sale. Other operating revenues consist primarily of product advertising (including vendor marketing programs) and other ancillary revenues which are recognized as income in the period earned. The Company generally recognizes payments received attributable to the marketing and advertising services provided by the Company under certain vendor programs as revenue in the period in which the related impressions are delivered. Such impressions are measured by the concession product sales volume, which is a mutually agreed upon proxy of attendance and reflects the Company’s marketing and advertising services delivered to its vendors. In instances where the consideration received is in excess of fair value of the advertising services provided, the excess is recorded as a reduction of concession costs. The Company recognizes revenue associated with gift cards and advanced ticket sales at such time as the items are redeemed.

Cash Equivalents

The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents.  At December 31, 2009, the Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

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

The Company capitalizes the cost of computer equipment, system hardware and purchased software ready for service. During the years ended December 31, 2009 and January 1, 2009, the Company capitalized approximately $0.3 million and $1.3 million, respectively, of such costs, which were associated primarily with (i) new point-of-sale devices at the Company’s box offices and concession stands, (ii) new ticketing kiosks, and (iii) computer hardware and software purchased for the Company’s theatre locations. The Company also capitalizes certain direct external costs associated with software developed for internal use after the preliminary software project stage is completed and Company management has authorized further funding for a software project and it is deemed probable of completion. We capitalize these external software development costs only until the point at which the project is substantially complete and the software is ready for its intended purpose.

The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Buildings	20-30 years
Equipment	3-20 years
Leasehold improvements	Lesser of term of lease or asset life
Computer equipment and software	3-5 years

As of December 31, 2009 and January 1, 2009, included in property and equipment is $2.7 million of assets accounted for under capital leases, net of accumulated depreciation of $1.5 million and $1.3 million, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

Goodwill

The carrying amount of goodwill was $7.1 million for the years ended December 31, 2009 and January 1, 2009.

Under Accounting Standards Codification (“ASC”) Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill, the Company has identified its reporting units to be the designated market areas in which the Company conducts its theatre operations.  The fair value of the Company’s identified reporting units were estimated using the expected present value of associated future cash flows and market values of the underlying theatres within each reporting unit.  The Company’s annual goodwill impairment assessments for the years ended December 31, 2009 and January 1, 2009 indicated that the fair value of its reporting units exceeded their carrying value and therefore, goodwill was not deemed to be impaired.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable.  The Company generally evaluates assets for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows.  If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the assets, the Company recognizes an impairment charge in the amount by which the carrying value of the assets exceeds their fair market value. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose (Level 3 inputs as described in ASC Topic 820, Fair Value Measurements and Disclosures).  This analysis resulted in the recording of impairment charges of $1.7 million and $1.3 million for the years ended December 31, 2009 and December 27, 2007, respectively. There was no impairment of long-lived assets during the year ended January 1, 2009.

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

The Company accounts for leased properties under the provisions of ASC Topic 840, Leases and other authoritative accounting literature. ASC Subtopic 840-10, Leases—Overview requires that the Company evaluate each lease for classification as either a capital lease or an operating lease. The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. As to those arrangements that are classified as capital leases, the Company records property under capital leases and a capital lease obligation in an amount equal to the lesser of the present value of the minimum lease payments to be made over the life of the lease at the beginning of the lease term, or the fair value of the leased property. The property under capital lease is amortized on a straight-line basis as a charge to expense over the lease term, as defined, or the economic life of the leased property, whichever is less.  During the lease term, as defined, each minimum lease payment is allocated between a reduction of the lease obligation and interest expense so as to produce a constant periodic rate of interest on the remaining balance of the lease obligation. The Company does not believe that exercise of the renewal options in its leases are reasonably assured at the inception of the lease agreements because our leases: (i) provide for either (a) renewal rents based on market rates or (b) renewal rents that equal or exceed the initial rents, and (ii) do not impose economic penalties upon our determination whether or not to exercise the renewal option. As a result, there are not sufficient economic incentives at the inception of our leases, in our view, to consider that our lease renewal options are reasonably assured of being exercised and therefore, we generally consider the initial base term as the lease term under ASC Subtopic 840-10.

The Company records rent expense for its operating leases with contractual rent increases in accordance with ASC Subtopic 840-20, Leases—Operating Leases, on a straight-line basis from the “lease commencement date” as specified in the lease agreement until the end of the base lease term.

For leases in which the Company is involved with construction of the theatre, the Company accounts for the lease during the construction period under the provisions of ASC Subtopic 840-40, Leases—Sale Leaseback Transactions. The landlord is typically responsible for constructing a theatre using guidelines and specifications agreed to by the Company and assumes substantially all of the risk of construction. In accordance with ASC Subtopic 840-40, if the Company concludes that it has substantially all of the construction period risks, it records a construction asset and related liability for the amount of total project costs incurred during the construction period. Once construction is completed, the Company considers the requirements under ASC Subtopic 840-40, for sale-leaseback treatment, and if the arrangement does not meet such requirements, it records the project’s construction costs funded by the landlord as a financing obligation. The obligation is amortized over the financing term based on the payments designated in the contract.

In accordance with ASC Subtopic 840-20, we expense rental costs incurred during construction periods for operating leases as such costs are incurred. For rental costs incurred during construction periods for both operating and capital leases, the “lease commencement date” is the date at which we gain access to the leased asset. Historically, and for the years ended December 31, 2009, January 1, 2009 and December 27, 2007, these rental costs have not been significant to our consolidated financial statements.

Sale and Leaseback Transactions

The Company accounts for the sale and leaseback of real estate assets in accordance with ASC Subtopic 840-40. Losses on sale leaseback transactions are recognized at the time of sale if the fair value of the property sold is less than the undepreciated cost of the property. Gains on sale and leaseback transactions are deferred and amortized over the remaining lease term.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance if it is deemed more likely than not that its deferred income tax assets will not be realized. The Company expects that certain deferred income tax assets are not more likely than not to be recovered and therefore has established a valuation allowance. The Company reassesses its need for the valuation allowance for its deferred income taxes on an ongoing basis.

Additionally, income tax rules and regulations are subject to interpretation, require judgment by the Company and may be challenged by the taxation authorities. As described further in Note 7—“Income Taxes,” effective December 29, 2006, the Company adopted the provisions of ASC Subtopic 740-10, Income Taxes—Overview. In accordance with ASC Subtopic 740-10, the Company recognizes a tax benefit only for tax positions that are determined to be more likely than not sustainable based on the technical merits of the tax position. With respect to such tax positions for which recognition of a benefit is appropriate, the benefit is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions are evaluated on an ongoing basis as part of the Company’s process for determining the provision for income taxes.

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

Deferred Revenue

Deferred revenue relates primarily to the amount we received for agreeing to the existing exhibitor service agreement (“ESA”) modification described in Note 5—“Related Party Transactions.” The amount we received for agreeing to the ESA modification will be amortized to advertising revenue over the 30 year term of the agreement following the units of revenue method as described in Note 5—“Related Party Transactions.”  As of December 31, 2009 and January 1, 2009, approximately $25.2 million and $25.5 million of deferred revenue related to the ESA was recorded as a component of non-current deferred revenue in the accompanying consolidated balance sheets.

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

Loyalty Program

Members of the Regal Crown Club® earn credits for each dollar spent at one of our theatres and earn concession or ticket awards based on the number of credits accumulated. Because we believe that the value of the awards granted to our Regal Crown Club® members is insignificant in relation to the value of the transactions necessary to earn the award, the Company records the estimated incremental cost of providing awards under our Regal Crown Club® loyalty program at the time the awards are earned. Historically, and for the years ended December 31, 2009, January 1, 2009 and December 27, 2007, the costs of these awards have not been significant to our consolidated financial statements.

Advertising and Start-Up Costs

The Company expenses advertising costs as incurred.  Start-up costs associated with a new theatre are also expensed as incurred.

Stock-Based Compensation

As described in Note 9—“Capital Stock and Share-Based Compensation,” effective December 30, 2005, we adopted ASC Subtopic 718-10, Compensation—Stock Compensation—Overall utilizing the modified prospective approach. Under ASC Subtopic 718-10, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. Prior to the adoption of ASC Subtopic 718-10, we accounted for stock option grants using the intrinsic value method, and accordingly, recognized no compensation expense for stock option grants when the exercise price equaled the fair value of common stock on the date of grant.

In connection with the adoption of ASC Subtopic 718-10, the Company also elected to adopt the alternative transition method for calculating the tax effects of share-based compensation. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies which could be recognized subsequent to the adoption of ASC Subtopic 718-10.

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

Segments

As of December 31, 2009, January 1, 2009 and December 27, 2007, UATC managed its business under one reportable segment: theatre exhibition operations.

Comprehensive Income

Net income and comprehensive income were the same for all years presented.

Reclassifications

Certain reclassifications have been made to the 2007 and 2008 consolidated financial statements to conform to the 2009 presentation.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations. SFAS No. 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). SFAS No. 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Future reductions in the valuation allowance recorded relative to pre-acquisition periods will result in a decrease in the provision for income taxes. In addition, with respect to uncertain tax positions, changes in the amount of tax benefit recognized relative to pre-acquisition periods will result in an increase/decrease in the provision for income taxes (see Note 7–”Income Taxes” for further discussion). The adoption of SFAS No. 141(R) did not have a material impact on the Company’s consolidated financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 was adopted by the Company on January 2, 2009. The adoption had the effect of reclassifying amounts previously classified under “minority interest” (approximately $0.1 million as of January 1, 2009 and December 27, 2007) to a component of equity under “noncontrolling interest” in the accompanying consolidated balance sheets and consolidated statements of equity and comprehensive income.  Amounts previously classified under “minority interest in earnings of consolidated subsidiaries” are now classified as “noncontrolling interest” and presented net of tax below “net income” to arrive at “net income attributable to controlling interest” in the accompanying consolidated statements of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes reporting and disclosure requirements based on the existence of conditions at the date of the balance sheet for events or transactions that occurred after the balance sheet date but before the financial statements are issued or are available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. The Company adopted SFAS No. 165 as of July 2, 2009 and has included certain disclosures in Note 12 —“Subsequent Events”.

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 168 became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Commission guidance organized using the same topical structure in separate sections. SFAS No. 168 was effective for financial statements issued for reporting periods that end after September 15, 2009. The Company adopted the provisions of this guidance as of October 1, 2009.  The adoption did not have an impact on the Company’s consolidated financial position, cash flows or results of operations.

(4)     Debt Obligations

Debt obligations are summarized as follows (amounts in millions):

	December 31, 2009	January 1, 2009
Debt obligations (a)	$1.7	$1.9
Less current portion	(0.2)	(0.2)
Long-term debt	$1.5	$1.7

(a)                                  Debt obligations include $1.7 million and $1.9 million of capital lease obligations as of December 31, 2009 and January 1, 2009, which have an interest rate of 10.0%, maturing in 2016.

The aggregate annual maturities of debt obligations are as follows (amounts in millions):

2010	$0.3
2011	0.3
2012	0.4
2013	0.3
2014	0.4
Thereafter	0.6
2.3
Less interest on capital leases	(0.6)
Totals	$1.7

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

RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the years ended December 31, 2009, January 1, 2009 and December 27, 2007, UATC recorded management fee expenses of approximately $6.8 million, $6.8 million and $6.9 million, respectively, related to this arrangement.  Such fees have been recorded in the accompanying consolidated statements of operations as a component of “General and Administrative” expenses.

As of December 31, 2009, the Company’s related party receivables totaled approximately $70.3 million, which represents an increase of $6.6 million from $63.7 million as of January 1, 2009. The increase in these receivables was due primarily to timing of the intercompany cash collections and disbursements, as described above.

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

	Year Ended December 31, 2009	Year Ended January 1, 2009
	(in millions)
Theatre access fees per patron	$1.3	$1.4
Theatre access fees per digital screen	0.4	0.4
Other NCM revenue	0.2	0.3
Amortization of ESA modification fees	0.3	0.3
Payments for beverage concessionaire advertising	(1.1)	(1.1)
Total	$1.1	$1.3

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

Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of December 31, 2009, are summarized for the following fiscal years (in millions):

2010	$37.7
2011	33.9
2012	30.7
2013	29.0
2014	28.2
Thereafter	62.9

Rent expense, including sale and leaseback rentals of $14.8 million, $14.8 million and $14.9 million, for the years ended December 31, 2009, January 1, 2009 and December 27, 2007, under such operating leases amounted to $37.4 million, $38.7 million and $39.4 million for the years ended December 31, 2009, January 1, 2009 and December 27, 2007, respectively. Contingent rent expense was $1.4 million, $1.3 million and $1.3 million for the years ended December 31, 2009, January 1, 2009 and December 27, 2007, respectively.

Sale-Leaseback Transactions

The Company has historically entered into sale and leaseback transactions whereby owned properties were sold and leased back under operating leases. The minimum rentals for these operating leases are included in the table above.

In December 1995, UATC entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of December 31, 2009, 12 theatres were subject to the sale leaseback transaction and approximately $38.4 million in principal amount of pass-through certificates were outstanding.

(7)     Income Taxes

The components of the provision for income taxes for income from operations for each of the fiscal years were as follows (in millions):

	Year Ended December 31, 2009	Year Ended January 1, 2009	Year Ended December 27, 2007
Federal:
Current	$2.9	$2.8	$10.6
Deferred	(0.3)	1.8	(4.5)
Total Federal	2.6	4.6	6.1
State:
Current	0.5	0.2	0.4
Deferred	(0.1)	0.8	0.3
Total State	0.4	1.0	0.7
Total income tax provision	$3.0	$5.6	$6.8

During the year ended December 27, 2007, a current tax benefit of $0.4 million was allocated directly to stockholder’s equity for the exercise of stock options. No tax benefits were allocated directly to stockholder’s equity for the exercise of stock options in the years ended December 31, 2009 and January 1, 2009.

The reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows (in millions):

	Year Ended December 31, 2009	Year Ended January 1, 2009	Year Ended December 27, 2007
Provision calculated at federal statutory income tax rate	$2.8	$4.9	$6.4
State and local income taxes, net of federal benefit	0.3	0.6	0.8
Other	(0.1)	0.1	(0.4)
Total income tax provision	$3.0	$5.6	$6.8

Significant components of the Company’s net deferred tax liability consisted of the following (in millions):

	December 31, 2009	January 1, 2009
Deferred tax assets:
Net operating loss carryforward	$18.0	$21.9
Excess of tax basis over book basis of fixed assets	16.0	15.9
Accrued expenses	0.3	0.7
Deferred revenue	10.2	10.3
Other	1.5	—
Total deferred tax assets before valuation allowance	46.0	48.8
Valuation allowance	(3.1)	(3.1)
Total deferred tax assets after valuation allowance	42.9	45.7
Deferred tax liabilities:
Deferred gain on sale of theatres	(34.7)	(38.3)
Excess of book basis over tax basis of intangible assets	(27.8)	(27.8)
Other	(0.2)	—
Total deferred tax liabilities	(62.7)	(66.1)
Net deferred tax liability	$(19.8)	$(20.4)

As of December 31, 2009, the Company had net operating loss carryforwards for federal income tax purposes of approximately $36.6 million with expiration commencing during 2019. The Company’s net operating loss carryforwards were generated by the predecessor entities of UATC. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, the Company’s ability to utilize the net operating losses may be impaired as a result of the “ownership change” limitations.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at December 31, 2009 and January 1, 2009, totaling $3.1 million as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

Effective December 29, 2006, the Company adopted the provisions of ASC Subtopic 740-10-25, Income Taxes—Overall— Recognition.  Relative to the implementation of these provisions, the Company did not adjust any income tax accounts.

As of December 31, 2009 and January 1, 2009, the Company had no unrecognized tax benefits. The Company does not believe that its gross unrecognized tax benefits will change within the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2009 and January 1, 2009, the Company had not accrued any interest or penalties associated with unrecognized tax benefits.  No interest and penalties were recognized in the statements of operations for the periods ended December 31, 2009 and January 1, 2009.

The Company files income tax returns in the U.S. federal jurisdiction and certain state jurisdictions as part of the REG income tax filings and files separate income tax returns in various other state jurisdictions as well.  REG and the Company are no longer subject to U.S. federal income tax examinations by taxing authorities for years before 2006, and with limited exceptions, are no longer subject to state income tax examinations before 2005.  However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year.

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

The Company and its subsidiaries are also presently involved in various legal proceedings arising in the ordinary course of its business operations, including, but not limited to, personal injury claims, employment and contractual matters. The Company believes it has adequately provided for the settlement of such matters. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company’s consolidated financial position, results of operations or cash flows.

(9)     Capital Stock and Share Based Compensation

Common and Preferred Stock

UATC is authorized to issue 1,000 shares of its $1.00 par value common stock, of which 100 shares are issued and outstanding at December 31, 2009, and are all held by the Parent.  At December 31, 2009, the Company has 500,000 shares of preferred stock authorized with none issued.

Share Based Compensation

Effective December 30, 2005, Regal and the Company adopted ASC Subtopic 718-10 utilizing the modified prospective approach. Prior to the adoption of ASC Subtopic 718-10, we accounted for stock option grants in accordance with the intrinsic value method, and accordingly, recognized no compensation expense for those stock options having an exercise price equal to the market value of Regal’s Class A common stock on the date of the grant.

Under the modified prospective approach, ASC Subtopic 718-10 applies to awards that were outstanding on December 30, 2005 and to new awards and the modification, repurchase or cancellation of awards after December 30, 2005. Under the modified prospective approach, compensation cost recognized in the first quarter of fiscal 2006 includes share-based compensation cost for all share-based payments granted prior to, but not yet vested as of December 30, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation and recognized as expense over the remaining requisite service period. Share-based compensation cost for all share-based payments granted subsequent to December 30, 2005 are based on the grant-date fair value estimated in accordance with the provisions of ASC Subtopic 718-10 and recognized as expense over the employee’s requisite service period. Prior periods were not restated to reflect the impact of adopting the new standard. In addition, the Company has elected to adopt the alternative transition method for calculating the tax effects of share-based compensation. The alternative transition method includes a simplified method to establish the beginning balance of the APIC pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of ASC Subtopic 718-10.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  We are required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes.  For the year ended December 27, 2007, our consolidated statement of cash flows reflects $0.4 million of excess tax benefits as financing cash flows.

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

(12)      Subsequent Events

On March 10, 2010, DCIP completed the execution of definitive agreements and related financing transactions in connection with the conversion to digital projection. Concurrent with closing, RCI entered into a master equipment lease agreement (the “Master Lease”) and other related agreements (collectively the “Digital Cinema Agreements”) with Kasima, LLC a wholly-owned subsidiary of DCIP and related party to Regal. Upon execution of the Digital Cinema Agreements, UATC will distribute its existing digital projection systems to RCI of approximately $1.4 million.

We expect DCIP to fund the cost of conversion principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors. In accordance with the Master Lease, RCI will sublease the digital projection systems to UATC under a twelve-year lease with ten one-year fair value lease renewal options. The Master Lease also contains a fair value purchase option. Under the Master Lease, the Company will pay annual minimum rent of $1,000 per digital projection system for the first six and half years from the effective date of the agreement and upon certain conditions, is subject to minimum annual rent of $3,000 per digital projection system beginning at six and half years from the effective date of the agreement through the end of the lease term. The Company is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. The Company will account for the Master Lease as an operating lease for accounting purposes.

The completed financing is expected to cover the cost of conversion for substantially all of our circuit’s screens. We ultimately expect to outfit all of our screens with digital projection systems. As of the date of this report, we have already begun to convert our existing theatres from 35 mm film projection to digital projection and intend to complete the conversion of our entire circuit in approximately three to four years. In addition, during the first few years of deployment, the Company expects to focus on an accelerated deployment of 3-D compatible digital projection systems to a majority of its first run U.S. theatres. With respect to the Company’s existing 35mm projection equipment that is scheduled to be replaced with digital projection systems, the Company will begin to accelerate depreciation on such 35 mm projection equipment over the expected deployment schedule (approximately 3-4 years) since the Company plans to dispose of such equipment prior to the end of their useful lives.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

None.

Item 9A (T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2009, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting is included in Part II, Item 8, on page 27 of this Form 10-K, which is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

KPMG LLP (“KPMG”) served as our independent registered public accounting firm for the fiscal years ended December 31, 2009 and January 1, 2009.  For such fiscal years we paid fees for services from KPMG as discussed below.

•                         Audit Fees. The aggregate fees billed for professional services rendered by KPMG for the audit of our annual consolidated financial statements included in our Form 10-K and the reviews of the consolidated financial statements included in our Forms 10-Q were approximately $83,160 for the fiscal year ended December 31, 2009 and $92,000 for the fiscal year ended January 1, 2009.

•                         Audit-Related Fees. The Company did not incur any aggregate fees for professional services rendered by KPMG for assurances and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements for the fiscal year ended December 31, 2009 and for the fiscal year ended January 1, 2009.

•                         Tax Fees. The Company did not incur any aggregate fees billed for professional services rendered by KPMG related to federal and state tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2009 and for the fiscal year ended January 1, 2009. All of these services are permitted non-audit services.

•                         All Other Fees. The Company did not incur any aggregate fees for all other services rendered by KPMG for the fiscal year ended December 31, 2009 and for the fiscal year ended January 1, 2009.

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

(a)          The following documents are filed as a part of this report on Form 10-K:

(1)                  Consolidated financial statements of United Artists Theatre Circuit, Inc.:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm - Consolidated Financial Statements

UATC’s Consolidated Balance Sheets as of December 31, 2009 and January 1, 2009

UATC’s Consolidated Statements of Operations for the fiscal years ended December 31, 2009, January 1, 2009 and December 27, 2007

UATC’s Consolidated Statements of Equity and Comprehensive Income for the fiscal years ended December 31, 2009, January 1, 2009 and December 27, 2007

UATC’s Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2009, January 1, 2009 and December 27, 2007

Notes to UATC’s Consolidated Financial Statements

(2)                  Financial Statement Schedules have been omitted because of the absence of conditions under which they are required, or because the information is shown elsewhere in this Form 10-K.

(3)                Exhibits: The following exhibits are filed as part of this Form 10-K.

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

4.2

Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.2 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)

4.3

Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as exhibit 4.3 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)

4.4

Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut, Alan B. Coffey and Fleet National Bank of Connecticut (filed as exhibit 4.4 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)

4.5

Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as exhibit 4.5 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)

4.6

Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists (filed as exhibit 4.6 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)

4.7

Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corporation and United Artists Theatre Circuit, Inc. (filed as exhibit 10.1 to United Artists Theatre Circuit, Inc.’s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)

10.1

Trademark Agreement as of May 12, 1992 by United Artists Entertainment Company, United Artists Holdings, Inc., United Artists Cable Holdings, Inc., United Artists Theatre Holding Company, on the one hand and United Artists Theatre Circuit, Inc., United Artists Realty Company, UAB, Inc., and UAB II, Inc., on the other hand (filed as exhibit 10.9 to United Artists Theatre Circuit, Inc.’s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)

10.2

Tax Sharing Agreement, dated as of May 12, 1992, between United Artists Theatre Company and United Artists Theatre Circuit, Inc. (filed as exhibit 10.11 to United Artists Theatre Circuit, Inc.’s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)

10.3

Management Agreement, dated as of May 27, 2003, between Regal Cinemas, Inc. and United Artists Theatre Circuit, Inc. (filed as exhibit 10.3 to United Artists Theatre Circuit, Inc.’s Form 10-K (Commission File No. 033-49598) filed on March 31, 2004, and incorporated herein by reference)

10.4*

Amended and Restated Executive Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Michael L. Campbell (filed as Exhibit 10.1 to Regal Entertainment Group’s Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated herein by reference)

10.5*

Amended and Restated Executive Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Amy E. Miles (filed as Exhibit 10.2 to Regal Entertainment Group’s Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated herein by reference)

10.6*	Amended and Restated Executive Employment Agreement, dated May 5, 2009, by and between Regal

Entertainment Group and Gregory W. Dunn (filed as Exhibit 10.3 to Regal Entertainment Group’s Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated herein by reference)

10.7*

Executive Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and David H. Ownby (filed as Exhibit 10.4 to Regal Entertainment Group’s Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated herein by reference)

10.8*

Executive Employment Agreement, dated January 13, 2010, by and between Regal Entertainment Group and Peter B. Brandow (filed as Exhibit 10.1 to Regal Entertainment Group’s Current Report on Form 8-K (Commission File No. 001-31315) on January 19, 2010, and incorporated herein by reference)

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

UNITED ARTISTS THEATRE CIRCUIT, INC.

March 22, 2010	By:	/s/ AMY E. MILES
Amy E. Miles President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ AMY E. MILES	President (Principal Executive Officer)	March 22, 2010
Amy E. Miles

/s/ DAVID H. OWNBY	Director, Vice President and Treasurer (Principal Financial	March 22, 2010
David H. Ownby	Officer and Principal Accounting Officer)

/s/ GREGORY W. DUNN	Director	March 22, 2010
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

2.1

United Artists Second Amended Joint Plan of Reorganization (filed as exhibit 2 to United Artists Theatre Circuit, Inc.’s Current Report on Form 8-K filed on February 9, 2001 (Commission File No. 033-49598), and incorporated herein by reference)

3.1

Restated Articles of Incorporation of United Artists Theatre Circuit, Inc. (filed as exhibit 3.1 to United Artists Theatre Circuit, Inc.’s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)

3.2

Bylaws of United Artists Theatre Circuit, Inc. (filed as exhibit 3.2 to United Artists Theatre Circuit, Inc.’s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)

4.1

Amendment to Leveraged Lease Facility and Second Supplemental Indenture, dated as of March 7, 2001, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Northway Associates Limited Partnership, State Street Bank and Trust Company, Susan Keller and MacKay Shields LLC (filed as exhibit 10.2 to United Artists Theatre Circuit, Inc.’s Form 10-Q for the fiscal quarter ended March 29, 2001 (Commission File No. 033-49598), and incorporated herein by reference)

4.2

Trust Indenture and Security Agreement, dated as of December 13, 1995, between Wilmington Trust Company, William J. Wade and Fleet National Bank of Connecticut and Alan B. Coffey (filed as exhibit 4.2 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)

4.3

Pass Through Certificates, Series 1995-A Registration Rights Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as exhibit 4.3 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)

4.4

Participation Agreement, dated as of December 13, 1995, among United Artists Theatre Circuit, Inc., Wilmington Trust Company, William J. Wade, Theatre Investors, Inc., Northway Mall Associates, LLC, Wilmington Trust Company, William J. Wade, Fleet National Bank of Connecticut, Alan B. Coffey and Fleet National Bank of Connecticut (filed as exhibit 4.4 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)

4.5

Pass Through Trust Agreement, dated as of December 13, 1995, between United Artists Theatre Circuit, Inc. and Fleet National Bank of Connecticut (filed as exhibit 4.5 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)

4.6

Lease Agreement, dated as of December 13, 1995, between Wilmington Trust Company and William J. Wade and United Artists (filed as exhibit 4.6 to United Artists Theatre Circuit, Inc.’s Form S-2 (Commission File No. 333-1024) filed on February 5, 1996, and incorporated herein by reference)

4.7

Lease Agreement, dated as of October 1, 1988, between United Artists Properties I Corporation and United Artists Theatre Circuit, Inc. (filed as exhibit 10.1 to United Artists Theatre Circuit, Inc.’s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)

10.1

Trademark Agreement as of May 12, 1992 by United Artists Entertainment Company, United Artists Holdings, Inc., United Artists Cable Holdings, Inc., United Artists Theatre Holding Company, on the one hand and United Artists Theatre Circuit, Inc., United Artists Realty Company, UAB, Inc., and UAB II, Inc., on the other hand (filed as exhibit 10.9 to United Artists Theatre Circuit, Inc.’s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)

10.2

Tax Sharing Agreement, dated as of May 12, 1992, between United Artists Theatre Company and United Artists Theatre Circuit, Inc. (filed as exhibit 10.11 to United Artists Theatre Circuit, Inc.’s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)

10.3

Management Agreement, dated as of May 27, 2003, between Regal Cinemas, Inc. and United Artists Theatre Circuit, Inc. (filed as exhibit 10.3 to United Artists Theatre Circuit, Inc.’s Form 10-K (Commission File No. 033-49598) filed on March 31, 2004, and incorporated herein by reference)

10.4*

Amended and Restated Executive Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Michael L. Campbell (filed as Exhibit 10.1 to Regal Entertainment Group’s Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated herein by reference)

10.5*

Amended and Restated Executive Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Amy E. Miles (filed as Exhibit 10.2 to Regal Entertainment Group’s Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated herein by reference)

10.6*

Amended and Restated Executive Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Gregory W. Dunn (filed as Exhibit 10.3 to Regal Entertainment Group’s Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated herein by reference)

10.7*

Executive Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and David H. Ownby (filed as Exhibit 10.4 to Regal Entertainment Group’s Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated herein by reference)

10.8*

Executive Employment Agreement, dated January 13, 2010, by and between Regal Entertainment Group and Peter B. Brandow (filed as Exhibit 10.1 to Regal Entertainment Group’s Current Report on Form 8-K (Commission File No. 001-31315) on January 19, 2010, and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

*	Identifies each management contract or compensatory plan or arrangement.

(b)	The exhibits required to be filed herewith are listed above.

(c)	Not applicable.