Form 10-Q
period 2010-04-01
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2010-05-17
CIK 889570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2010

Commission file number: 033-49598

UNITED ARTISTS THEATRE CIRCUIT, INC.

(Exact name of Registrant as Specified in its Charter)

Maryland	13-1424080
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

7132 Regal Lane
Knoxville, TN	37918
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 865-922-1123

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐   No ☒

The number of shares outstanding of $1.00 par value common stock at May 17, 2010 was 100 shares.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	April 1, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$50.5	$59.8
Receivables	1.1	2.0
Prepaid expenses, concession inventory and other current assets	4.8	1.1
Deferred income tax asset	2.0	2.0
Total current assets	58.4	64.9
Property and equipment:
Land	3.3	3.3
Buildings, leasehold improvements and equipment	128.3	128.6
Total property and equipment	131.6	131.9
Accumulated depreciation and amortization	(81.3)	(78.8)
Total property and equipment, net	50.3	53.1
Goodwill	7.1	7.1
Other non-current assets	0.2	0.2
Total assets	$116.0	$125.3
Liabilities and Equity
Current liabilities:
Accounts payable	$9.2	$12.6
Accrued expenses and other	8.4	5.5
Current portion of debt obligations	0.2	0.2
Total current liabilities	17.8	18.3
Other non-current liabilities	2.9	3.7
Non-current deferred revenue	25.1	25.2
Long-term debt, less current portion	1.4	1.5
Deferred income tax liability	23.1	21.8
Total liabilities	70.3	70.5
Equity:
Preferred stock, $1.00 par value; 500,000 shares authorized, no shares issued and outstanding at April 1, 2010 and December 31, 2009	—	—
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at April 1, 2010 and December 31, 2009	—	—
Additional paid-in capital	93.2	93.2
Retained earnings	30.4	31.6
Related party receivables	(78.1)	(70.3)
Total stockholder’s equity of United Artists Theatre Circuit, Inc.	45.5	54.5
Noncontrolling interest	0.2	0.3
Total equity	45.7	54.8
Total liabilities and equity	$116.0	$125.3

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Quarter Ended April 1, 2010	Quarter Ended April 2, 2009
Revenues:
Admissions	$36.7	$35.8
Concessions	13.7	14.2
Other operating revenues	1.6	1.7
Total revenues	52.0	51.7
Operating expenses:
Film rental and advertising costs	18.7	17.5
Cost of concessions	2.0	1.9
Other theatre operating expenses	22.7	22.0
Sale and leaseback rentals	3.7	3.7
General and administrative expenses	1.6	1.6
Depreciation and amortization	2.5	2.4
Net loss on disposal and impairment of operating assets	2.8	1.5
Total operating expenses	54.0	50.6
Income (loss) from operations	(2.0)	1.1
Other expense (income):
Interest income, net	—	—
Total other income, net	—	—
Income (loss) before income taxes	(2.0)	1.1
Provision for (benefit from) income taxes	(0.8)	0.4
Net income (loss) and net income (loss) attributable to controlling interest	$(1.2)	$0.7

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Quarter Ended April 1, 2010	Quarter Ended April 2, 2009
Cash flows from operating activities:
Net income (loss)	$(1.2)	$0.7
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2.5	2.4
Net loss on disposal and impairment of operating assets	2.8	1.5
Deferred income tax expense	1.3	—
Effect of leases with escalating minimum annual rentals	(0.3)	(0.3)
Change in operating assets and liabilities:
Receivables	0.9	1.2
Prepaid expenses and concession inventory	(3.7)	(3.7)
Accounts payable	(3.4)	(2.6)
Deferred revenue	(0.1)	(0.1)
Accrued expenses and other liabilities	(0.4)	(2.3)
Net cash used in operating activities	(1.6)	(3.2)
Cash flows from investing activities:
Capital expenditures	(1.1)	(1.0)
Proceeds from disposition of assets, net	—	0.2
Distributions to partnership	(0.1)	—
Net cash used in investing activities	(1.2)	(0.8)
Cash flows from financing activities:
Debt payments	(0.1)	(0.1)
Increase in related party receivables	(6.4)	(2.2)
Net cash used in financing activities	(6.5)	(2.3)
Net decrease in cash and cash equivalents	(9.3)	(6.3)
Cash and cash equivalents:
Beginning of period	59.8	52.8
End of period	$50.5	$46.5

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2010 and April 2, 2009

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

UATC operated 557 screens in 64 theatres in 18 states as of April 1, 2010. As of April 2, 2009, UATC operated 577 screens in 66 theatres in 19 states.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.  As of April 1, 2010, the Company managed its business under one reportable segment: theatre exhibition operations.

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

For a discussion of the series of events leading to the formation of REG and other significant transactions which have occurred through December 31, 2009, please refer to Notes 1 and 2 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K, filed on March 22, 2010 with the Securities and Exchange Commission (“SEC”) (File No. 033-49598) for the fiscal year ended December 31, 2009 (the “2009 Audited Consolidated Financial Statements”).

On February 12, 2007, Regal, along with AMC Entertainment, Inc. (“AMC”) and Cinemark, Inc. (“Cinemark”), formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company (‘‘DCIP’’), to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema in our theatres. Each of Regal, AMC and Cinemark has an equal voting interest in DCIP. On March 10, 2010, DCIP completed the execution of definitive agreements and related financing transactions in connection with the conversion to digital projection. DCIP’s completed financing raised an aggregate of approximately $660.0 million, consisting of approximately $445.0 million in senior bank debt, approximately $135.0 million in additional junior capital and approximately $80.0 million in equity contributions (consisting of cash and existing digital projection systems) from Regal, AMC and Cinemark.  Concurrent with closing, RCI entered into a master equipment lease agreement (the “Master Lease”) and other related agreements (collectively the “Digital Cinema Agreements”) with Kasima, LLC a wholly-owned subsidiary of DCIP and related party to Regal. Upon execution of the Digital Cinema Agreements, UATC distributed its existing digital projection systems to RCI with a net book value of approximately $1.4 million.

We expect DCIP to fund the cost of conversion principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors. In accordance with the Master Lease, RCI will sublease the digital projection systems to UATC under a 12-year term with 10 one-year fair value renewal options. The Master Lease also contains a fair value purchase option.  In accordance with the Master Lease, UATC pays RCI annual minimum rent of $1,000 per digital projection system for the first six and half years from the effective date of the agreement and is, upon certain conditions, subject to minimum annual rent of $3,000 per digital projection system beginning at six and half years from the effective date of the agreement through the end of the lease term. UATC is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. UATC accounts for the sublease as an operating lease for accounting purposes.

During the early stage of deployment, the Company expects to focus on an accelerated deployment of 3D compatible digital projection systems to a majority of its first run U.S. theatres. With respect to the Company’s existing 35mm projection equipment that is scheduled to be replaced with digital projection systems, the Company has begun to accelerate depreciation on such 35 mm projection equipment over the expected deployment schedule (approximately 3-4 years) since the Company plans to dispose of such equipment prior to the end of their useful lives. To that end, during the quarter ended April 1, 2010, the Company recorded approximately $0.2 million of accelerated depreciation related to such 35mm projection equipment.  As of April 1, 2010, we operated 39 screens outfitted with digital projection systems, of which all are digital 3D capable.

The Company has prepared the unaudited condensed consolidated balance sheet as of April 1, 2010 and the unaudited condensed consolidated statements of operations and cash flows for the quarters ended April 1, 2010 and April 2, 2009, respectively, in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 31, 2009 unaudited condensed consolidated balance sheet information is derived from the 2009 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter ended April 1, 2010 are not necessarily indicative of the operating results that may be achieved for the full 2010 fiscal year.

Net income and total comprehensive income are the same for all periods presented.

(2)   Debt Obligations

Debt obligations are summarized as follows (amounts in millions):

	April 1, 2010	December 31, 2009
Debt obligations(a)	$1.6	$1.7
Less current portion	(0.2)	(0.2)
Long-term debt, less current portion	$1.4	$1.5

(a)                                  Debt obligations include $1.6 million and $1.7 million of capital lease obligations as of April 1, 2010 and December 31, 2009, which have an interest rate of 10.0%, maturing in 2016.

(3)   Related Party Transactions

UATC leases certain of its theatres from Prop I in accordance with a master lease (the “Prop I Master Lease”). The Prop I Master Lease provides for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre. In order to fund the cost of additions and/or renovations to the theatres leased by UATC from Prop I, UATC has periodically made advances to Prop I. As part of the application of fresh-start reporting, the receivable was reclassified from other assets to stockholder’s equity of UATC and interest no longer accrues on this account. The receivable will be reduced upon any sale of properties by Prop I, with UATC receiving the net proceeds of the sale.

RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the quarters ended April 1, 2010 and April 2, 2009, UATC recorded management fee expenses of approximately $1.6 million, related to this agreement. Such fees have been recorded in the accompanying unaudited condensed consolidated statements of operations as a component of “General and administrative expenses.”

As of April 1, 2010, the Company’s related party receivables totaled approximately $78.1 million, which represents an increase of $7.8 million from $70.3 million as of December 31, 2009.  The increase in these receivables was due primarily to the timing of intercompany cash collections and disbursements, as described above and the distribution of existing digital projection systems to RCI with a net book value of approximately $1.4 million.

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

	Quarter Ended April 1, 2010	Quarter Ended April 2, 2009
Theatre access fees per patron	$0.3	$0.3
Theatre access fees per digital screen	0.1	0.1
Other NCM revenue	—	0.1
Amortization of ESA modification fees	0.1	0.1
Payments for beverage concessionaire advertising	(0.3)	(0.3)
Total	$0.2	$0.3

(4)   Sale—Leaseback Transactions

In December 1995, UATC entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of April 1, 2010, 12 theatres were subject to the sale leaseback transaction and approximately $36.0 million in principal amount of pass-through certificates were outstanding.

(5)   Income Taxes

The provision for (benefit from) income taxes of $(0.8) million and $0.4 million for the quarters ended April 1, 2010 and April 2, 2009, respectively, reflect effective tax rates of approximately 40.0% and 36.4%, respectively.  The effective tax rates for the quarters ended April 1, 2010 and April 2, 2009 reflect the impact of certain non-deductible expenses.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at April 1, 2010 and December 31, 2009, totaling $3.1 million as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

The Company files income tax returns in the U.S. federal jurisdiction and certain state jurisdictions as part of the REG income tax filings and files separate income tax returns in various other state jurisdictions as well.  REG and the Company are no longer subject to U.S. federal income tax examinations by taxing authorities for years before 2006, and with limited exceptions, are no longer subject to state income tax examinations for years before 2005.  However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year.

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

(7)   Recent Accounting Pronouncements

During June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R) which is to be adopted as of the beginning of its first annual reporting period that begins after November 15, 2009, and interim and annual reporting periods thereafter.  SFAS No. 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46(R)”) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

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

Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. SFAS No. 167 amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 amends FIN 46(R) to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance.  SFAS No. 167 amends FIN 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity.  The adoption of SFAS No. 167 had no impact on the Company’s consolidated financial position, cash flows and results of operations.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements, (“ASU 2010-06”). This Update provides a greater level of disaggregated information and enhanced disclosures about valuation techniques and inputs to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 and is effective for the Company as of April 1, 2010 except for certain disclosure requirements.  Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years and is effective for the Company as of the beginning of fiscal 2011.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words.  These forward-looking statements involve risks and uncertainties.  Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on March 22, 2010 with the SEC (File No. 033-49598) for the Company’s fiscal year ended December 31, 2009.  The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

The Company

UATC operated 557 screens in 64 theatres in 18 states as of April 1, 2010. As of April 2, 2009, UATC operated 577 screens in 66 theatres in 19 states. The Company formally operates on a 52-week fiscal year (ending on the first Thursday after December 25 each year) with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company manages its business under one reportable segment: theatre exhibition operations.

We generate revenues primarily from admissions and concession sales. Additional revenues are generated by our vendor marketing programs and various other activities in our theatres.  In addition, National CineMedia provides us with a theatre access fee associated with revenues generated from its sale of on-screen advertising, rental of theatres for meetings and concerts and other events pursuant to its arrangements with RCI (described in Note 3 — “Related Party Transactions”). Film rental costs depend on a variety of factors including the prospects, the popularity and the box office revenues of a film, and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

On February 12, 2007, Regal, along with AMC and Cinemark, formed DCIP, to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema in our theatres. As further described in Note 1 — “The Company and Basis of Presentation,” on March 10, 2010, DCIP completed the execution of definitive agreements and related financing transactions in connection with the conversion to digital projection.

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see “Business-Industry Overview and Trends” and “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009 and “Results of Operations” below.

Results of Operations

Overview

Based on our review of industry sources, national box office revenues for the time period that corresponds to UATC’s first fiscal quarter of 2010 were estimated to have increased by approximately 11% in comparison to the first fiscal quarter of 2009. The industry’s box office results were positively impacted by ticket price increases, growth in attendance from premium-priced IMAX® and 3D films, including the record-breaking performance of Avatar.

Our total revenues for the quarter ended April 1, 2010 (“Q1 2010 Period”) were $52.0 million, consisting of $36.7 million of admissions revenues, $13.7 million from concessions revenues and $1.6 million of other operating revenues, and represented a 0.6% decrease from total revenues of $51.7 million for the quarter ended April 2, 2009 (“Q1 2009 Period”).

Total admissions revenues increased $0.9 million during the Q1 2010 Period, or 2.5%, to $36.7 million, from $35.8 million in the Q1 2009 Period primarily due to a 7.2% increase in average ticket prices, partially offset by a 4.4% decrease in attendance.  We believe the overall decrease in attendance during the Q1 2010 Period was primarily a result of the continued aging of our theatres (approximately 51% of our screens are located in older, sloped floor multiplexes) and the closure of approximately 20 underperforming screens during the twelve month period ended April 1, 2010, partially offset by incremental attendance from films exhibited in 3D formats, such as Avatar and Alice in Wonderland.  Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions) along with an increase in the percentage of our admissions revenues generated by premium priced 3D films exhibited during the Q1 2010 Period were the primary drivers of the increase in our Q1 2010 Period average ticket prices.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of operations for the Q1 2010 Period and the Q1 2009 Period:

	Q1 2010 Period	Q1 2009 Period
Revenues:
Admissions	70.6%	69.2%
Concessions	26.3	27.5
Other operating revenues	3.1	3.3
Total revenues	100.0	100.0
Operating expenses:
Film rental and advertising costs	36.0	33.8
Cost of concessions	3.8	3.7
Other theatre operating expenses	43.6	42.6
Sale and leaseback rentals	7.1	7.2
General and administrative expenses	3.1	3.1
Depreciation and amortization	4.8	4.6
Net loss on disposal and impairment of operating assets	5.4	2.9
Total operating expenses	103.8	97.9
Income (loss) from operations	(3.8)%	2.1%

Total Revenues

The following table summarizes revenues and revenue-related data for the Q1 2010 Period and the Q1 2009 Period (in millions, except averages):

	Q1 2010 Period	Q1 2009 Period
Admissions	$36.7	$35.8
Concessions	13.7	14.2
Other operating revenues	1.6	1.7
Total revenues	$52.0	$51.7
Attendance	4.3	4.5
Average ticket price (1)	$8.53	$7.96
Average concessions revenues per patron (2)	$3.19	$3.16

(1)           Calculated as admissions revenue/attendance.

(2)           Calculated as concessions revenue/attendance.

Q1 2010 Period Compared to Q1 2009 Period

Admissions

Total admissions revenues increased $0.9 million during the Q1 2010 Period, or 2.5%, to $36.7 million, from $35.8 million in the Q1 2009 Period primarily due to a 7.2% increase in average ticket prices, partially offset by a 4.4% decrease in attendance.  We believe the overall decrease in attendance during the Q1 2010 Period was primarily a result of the continued aging of our theatres (approximately 51% of our screens are located in older, sloped floor multiplexes) and the closure of approximately 20 underperforming screens during the twelve month period ended April 1, 2010, partially offset by incremental attendance from films exhibited in 3D formats, such as Avatar and Alice in Wonderland.  Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions) along with an increase in the percentage of our admissions revenues generated by premium priced 3D films exhibited during the Q1 2010 Period were the primary drivers of the increase in our Q1 2010 Period average ticket prices.

Concessions

During the Q1 2010 Period, total concessions revenues decreased $0.5 million, or 3.5%, to $13.7 million, from $14.2 million for the Q1 2009 Period.  Average concessions revenues per patron during the Q1 2010 Period increased 0.9%, to $3.19, from $3.16 in the Q1 2009 Period.  The decrease in total concessions revenues during the Q1 2010 Period were attributable to the aforementioned decrease in attendance during the period, partially offset by the increase in average concessions revenues per patron.  The increase in average concessions revenues per patron for the Q1 2010 Period were primarily a result of price increases and also benefitted from the concession friendly mix of film product exhibited during the Q1 2010 Period.

Other Operating Revenues

Other operating revenues decreased $0.1 million, or 5.9%, to $1.6 million for the Q1 2010 Period, from $1.7 million for the Q1 2009 Period.  Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for on-screen advertising time provided to our beverage concessionaire), marketing revenues from our vendor marketing programs and other theatre revenues.  The decrease in other operating revenues during the Q1 2010 Period was primarily attributable to a slight decline in revenue generated by National CineMedia.

Operating Expenses

The following table summarizes certain operating expenses for the Q1 2010 Period and the Q1 2009 Period (dollars in millions):

	Q1 2010 Period		Q1 2009 Period
	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	18.7	51.0	17.5	48.9
Cost of concessions(2)	2.0	14.6	1.9	13.4
Other theatre operating expenses(3)	22.7	43.6	22.0	42.6
Sale and leaseback rentals(3)	3.7	7.1	3.7	7.2
General and administrative expenses(3)	1.6	3.1	1.6	3.1

(1)           Percentage of revenues calculated as a percentage of admissions revenues.

(2)           Percentage of revenues calculated as a percentage of concessions revenues.

(3)           Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues increased to 51.0% during the Q1 2010 Period from 48.9% in the Q1 2009 Period. The increase in film rental and advertising costs as a percentage of box office revenues during the Q1 2010 Period was primarily attributable to higher film costs associated with the success of Avatar, partially offset by a reduction in newspaper advertising costs during the Q1 2010 Period.

Cost of Concessions

During the Q1 2010 Period, cost of concessions increased $0.1 million, or 5.3% as compared to the Q1 2009 Period. Cost of concessions as a percentage of concessions revenues for the Q1 2010 Period was approximately 14.6% compared to 13.4% for the Q1 2009 Period.  The increase in cost of concessions as a percentage of concessions revenues during the Q1 2010 Period was primarily related to a shift in the mix of products comprising our concessions revenue.

Other Theatre Operating Expenses

Other theatre operating expenses increased $0.7 million, or 3.2%, to $22.7 million in the Q1 2010 Period, from $22.0 million in the Q1 2009 Period.  Other theatre operating expenses as a percentage of total revenues increased to 43.6% in the Q1 2010 Period as compared to 42.6% in the Q1 2009 Period.  The increase in other theatre operating expenses during the Q1 2010 Period as compared to the Q1 2009 Period was attributable to increased costs associated with higher 3D film revenues, inflationary increases in non-rent occupancy costs and increases in credit card processing fees.

Sale and Leaseback Rentals

Sale and leaseback expenses of $3.7 million for the Q1 2010 Period were consistent with that of the Q1 2009 Period.  See Note 4 — “Sale-Leaseback Transactions” for further discussion of sale and leaseback transactions.

General and Administrative Expenses

For the Q1 2010 Period, general and administrative expenses of $1.6 million were consistent with that of the Q1 2009 Period. Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC.

Depreciation and Amortization

Depreciation and amortization expense increased $0.1 million, or 4.2%, to $2.5 million for the Q1 2010 Period, from $2.4 million in the Q1 2009 Period. The increase in depreciation and amortization expense during the Q1 2010 Period as compared to the Q1 2009 Period was primarily due to accelerated depreciation of $0.2 million related to the replacement of 35mm projectors in connection with our conversion to digital projection systems, partially offset by a greater number of fully depreciated fixed assets during the Q1 2010 Period as compared to the Q1 2009 Period.

Net Loss on Disposal and Impairment of Operating Assets

For the Q1 2010 Period, net loss on disposal and impairment of operating assets increased $1.3 million, or 86.7%, to $2.8 million, from $1.5 million in the Q1 2009 Period.  The increase in net loss on disposal and impairment of operating assets during the Q1 2010 Period was primarily attributable to the satisfaction of remaining lease obligations related to the closure of an underperforming theatre, partially offset by the impairment of one theatre during the Q1 2009 Period.

Income (Loss) from Operations

During the Q1 2010 Period, income from operations decreased $3.1 million, to a $(2.0) million loss, from $1.1 million income from operations in the Q1 2009 Period.  The overall decrease in income from operations during the Q1 2010 Period as compared to the Q1 2009 Period was primarily driven by the increase in the net loss on disposal and impairment of operating assets and film rental and advertising costs and to a lesser extent, decrease in total revenues, increases in cost of concessions, other theatre operating expenses and depreciation and amortization expenses.

Income Taxes

The provision for (benefit from) income taxes of $(0.8) million and $0.4 million for the Q1 2010 Period and the Q1 2009 Period, respectively, reflect effective tax rates of approximately 40.0% and 36.4%, respectively.  The effective tax rates for the Q1 2010 Period and the Q1 2009 Period reflect the impact of certain non-deductible expenses.

Net Income (Loss) Attributable to Controlling Interest

During the Q1 2010 Period, net loss attributable to controlling interest totaled $(1.2) million, which represents a decrease of $1.9 million, from net income attributable to controlling interest of $0.7 million in the Q1 2009 Period.  The decrease in net income attributable to controlling interest for the Q1 2010 Period was primarily attributable to the decrease in operating income, partially offset by a decrease in income taxes described above.

Cash Flows

The following table summarizes certain cash flow data for the Q1 2010 Period and the Q1 2009 Period (in millions):

	Q1 2010 Period	Q1 2009 Period
Net cash used in operating activities	$(1.6)	$(3.2)
Net cash used in investing activities	(1.2)	(0.8)
Net cash used in financing activities	(6.5)	(2.3)
Net decrease in cash and cash equivalents	$(9.3)	$(6.3)

Q1 2010 Period Compared to Q1 2009 Period

Net cash flows used in operating activities decreased by approximately $1.6 million to $1.6 million for the Q1 2010 Period from approximately $3.2 million for the Q1 2009 Period. The decrease in net cash flows used in operating activities for the Q1 2010 Period was primarily attributable to a decrease in working capital, primarily due to the timing of certain Q1 2010 Period vendor payments.

Net cash flows used in investing activities were approximately $1.2 million for the Q1 2010 Period compared to cash flows used in investing activities of approximately $0.8 million for the Q1 2009 Period.  Contributing to the increase in cash flows used in investing activities during the Q1 2010 Period was incremental capital expenditures of approximately $0.1 million during the Q1 2010 Period coupled with $0.1 million in partnership distributions during the Q1 2010 Period and fewer proceeds from the disposition of assets of approximately $0.2 million during the Q1 2010 Period.

Net cash flows used in financing activities were approximately $6.5 million for the Q1 2010 Period compared to cash flows used in financing activities of approximately $2.3 million for the Q1 2009 Period. The net increase in cash flows used in financing activities during the Q1 2010 Period was primarily attributable to the incremental change in the related party receivable of $4.2 million during the Q1 2010 Period as compared to the Q1 2009 Period.

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

On March 10, 2010, DCIP completed the execution of definitive agreements and related financing transactions in connection with the conversion to digital projection.  DCIP’s completed financing raised an aggregate of $660.0 million, consisting of $445.0 million in senior bank debt, $135.0 million in additional junior capital and approximately $80.0 million in equity contributions (consisting of cash and existing digital projection systems) from Regal, AMC and Cinemark.  Concurrent with closing, RCI entered into the Digital Cinema Agreements with Kasima, LLC. Upon execution of the Digital Cinema Agreements, UATC distributed its existing digital projection systems to RCI with a net book value of approximately $1.4 million.

The costs of implementing digital projection in our theatres will be substantially funded by DCIP. We expect DCIP to fund the cost of conversion principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors. We will bear operating and maintenance costs with respect to digital projection systems in our theatres, which we expect to be relatively comparable to what we currently spend on our conventional film projectors.  In accordance with the Master Lease, RCI will sublease the digital projection systems to UATC under a 12-year term with 10 one-year fair value renewal options. The Master Lease also contains a fair value purchase option.  In accordance with the Master Lease, UATC pays RCI annual minimum rent of $1,000 per digital projection system for the first six and half years from the effective date of the agreement and is, upon certain conditions, subject to minimum annual rent of $3,000 per digital projection system beginning at six and half years from the effective date of the agreement through the end of the lease term. UATC is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. UATC accounts for the sublease as an operating lease for accounting purposes. The completed financing is expected to cover the cost of conversion for substantially all of our circuit’s screens. We ultimately expect to outfit all of our screens with digital projection systems and intend to complete the conversion of our entire circuit in approximately three to four years.  As of April 1, 2010, we operated 39 screens outfitted with digital projection systems of which all are digital 3D capable.

During the early stage of deployment, the Company expects to focus on an accelerated deployment of 3D compatible digital projection systems to a majority of its first run U.S. theatres. We believe the installation of digital projection systems, when combined with 3D technology, will allow us to offer our patrons premium 3D movie experiences, which we believe will generate incremental revenue for the Company.  We remain optimistic about the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see growing support of 3D film product by the major motion picture studios.

The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. We currently expect capital expenditures for theatre expansion, upgrading and replacements to be in the range of $4.0 million to $8.0 million in fiscal year 2010. During the Q1 2010 Period, the Company invested approximately $1.1 million in capital expenditures.

For a discussion of other significant financing transactions which have occurred through December 31, 2009, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” contained in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 31, 2009.

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments and off-balance sheet arrangements as of December 31, 2009, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated by reference herein.  As of April 1, 2010, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments.  We believe that the amount of cash and cash equivalents on hand and cash flow expected from operations will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next twelve months.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated by reference herein.  As of April 1, 2010, there were no significant changes in our critical accounting policies or estimation procedures.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Note 7 — “Recent Accounting Pronouncements” of our notes to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 (Financial Statements) of this Form 10-Q, which information is incorporated by reference herein.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

UATC’s market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. As of April 1, 2010, the Company maintained no debt obligations bearing floating interest rates.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of April 1, 2010, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of April 1, 2010, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information required to be furnished by us under this Part II, Item 1 (Legal Proceedings) is incorporated by reference to Note 6 — “Litigation and Contingencies” of our notes to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 (Financial Statements) of this quarterly report on Form 10-Q.

Item 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 22, 2010 (File No. 033-49598).

Item 6. EXHIBITS

Exhibit No.	Exhibit Description
10.1

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

UNITED ARTISTS THEATRE CIRCUIT, INC.

Date: May 17, 2010	By:	/s/ AMY E. MILES
Amy E. Miles President (Principal Executive Officer)

Date: May 17, 2010	By:	/s/ DAVID H. OWNBY
David H. Ownby Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

UNITED ARTISTS THEATRE CIRCUIT, INC.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
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