Form 10-Q
period 2010-07-01
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2010-08-16
CIK 889570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2010

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

The number of shares outstanding of $1.00 par value common stock at August 16, 2010 was 100 shares.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	July 1, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$52.0	$59.8
Receivables	1.8	2.0
Prepaid expenses, concession inventory and other current assets	7.5	1.1
Deferred income tax asset	2.0	2.0
Total current assets	63.3	64.9
Property and equipment:
Land	3.3	3.3
Buildings, leasehold improvements and equipment	129.1	128.6
Total property and equipment	132.4	131.9
Accumulated depreciation and amortization	(84.9)	(78.8)
Total property and equipment, net	47.5	53.1
Goodwill	7.1	7.1
Other non-current assets	0.2	0.2
Total assets	$118.1	$125.3
Liabilities and Equity
Current liabilities:
Accounts payable	$11.0	$12.6
Accrued expenses and other	9.5	5.5
Current portion of debt obligations	0.2	0.2
Total current liabilities	20.7	18.3
Other non-current liabilities	2.2	3.7
Non-current deferred revenue	25.0	25.2
Long-term debt, less current portion	1.4	1.5
Deferred income tax liability	20.6	21.8
Total liabilities	69.9	70.5
Equity:
Preferred stock, $1.00 par value; 500,000 shares authorized, no shares issued and outstanding at July 1, 2010 and December 31, 2009	—	—
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at July 1, 2010 and December 31, 2009	—	—
Additional paid-in capital	93.2	93.2
Retained earnings	32.4	31.6
Related party receivables	(77.6)	(70.3)
Total stockholder’s equity of United Artists Theatre Circuit, Inc.	48.0	54.5
Noncontrolling interest	0.2	0.3
Total equity	48.2	54.8
Total liabilities and equity	$118.1	$125.3

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Quarter Ended July 1, 2010	Quarter Ended July 2, 2009	Two Quarters Ended July 1, 2010	Two Quarters Ended July 2, 2009
Revenues:
Admissions	$39.5	$42.6	$76.2	$78.4
Concessions	15.0	16.9	28.7	31.1
Other operating revenues	1.8	2.0	3.4	3.7
Total revenues	56.3	61.5	108.3	113.2
Operating expenses:
Film rental and advertising costs	20.4	22.3	39.1	39.8
Cost of concessions	2.0	2.4	4.0	4.3
Other theatre operating expenses	22.6	22.8	45.3	44.8
Sale and leaseback rentals	3.8	3.7	7.5	7.4
General and administrative expenses	1.7	1.8	3.3	3.4
Depreciation and amortization	2.5	2.2	5.0	4.6
Net loss (gain) on disposal and impairment of operating assets	(0.1)	4.3	2.7	5.8
Total operating expenses	52.9	59.5	106.9	110.1
Income from operations	3.4	2.0	1.4	3.1
Other expense (income):
Interest expense (income), net	—	—	—	—
Total other expense (income), net	—	—	—	—
Income before income taxes	3.4	2.0	1.4	3.1
Provision for income taxes	1.4	0.8	0.6	1.2
Net income	2.0	1.2	0.8	1.9
Noncontrolling interest, net of tax	—	(0.1)	—	(0.1)
Net income attributable to controlling interest	$2.0	$1.1	$0.8	$1.8

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Two Quarters Ended July 1, 2010	Two Quarters Ended July 2, 2009
Cash flows from operating activities:
Net income	$0.8	$1.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5.0	4.6
Net loss on disposal and impairment of operating assets	2.7	5.8
Deferred income tax benefit	(1.2)	(0.6)
Effect of leases with escalating minimum annual rentals	(0.6)	(0.6)
Change in operating assets and liabilities:
Receivables	0.2	0.5
Prepaid expenses and concession inventory	(6.4)	(7.7)
Accounts payable	(1.6)	2.2
Deferred revenue	(0.2)	(0.2)
Accrued expenses and other liabilities	0.5	(1.1)
Net cash provided by (used in) operating activities	(0.8)	4.8
Cash flows from investing activities:
Capital expenditures	(2.1)	(2.4)
Proceeds from disposition of assets, net	—	0.2
Distributions to partnership	(0.1)	—
Net cash used in investing activities	(2.2)	(2.2)
Cash flows from financing activities:
Debt payments	(0.1)	(0.1)
Increase in related party receivables	(4.7)	(4.0)
Net cash used in financing activities	(4.8)	(4.1)
Net decrease in cash and cash equivalents	(7.8)	(1.5)
Cash and cash equivalents:
Beginning of period	59.8	52.8
End of period	$52.0	$51.3

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2010 and July 2, 2009

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

UATC operated 547 screens in 63 theatres in 18 states as of July 1, 2010. As of July 2, 2009, UATC operated 567 screens in 65 theatres in 19 states.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.  As of July 1, 2010, the Company managed its business under one reportable segment: theatre exhibition operations.

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

On February 12, 2007, Regal, along with AMC Entertainment, Inc. (“AMC”) and Cinemark, Inc. (“Cinemark”), formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company (‘‘DCIP’’), to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema in our theatres. Each of Regal, AMC and Cinemark has an equal voting interest in DCIP. On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection. DCIP’s completed financing raised an aggregate of approximately $660.0 million, consisting of approximately $445.0 million in senior bank debt, approximately $135.0 million in additional junior capital and approximately $80.0 million in equity contributions (consisting of cash and existing digital projection systems) from Regal, AMC and Cinemark.  Concurrent with closing, RCI entered into a master equipment lease agreement (the “Master Lease”) and other related agreements (collectively, the “Digital Cinema Agreements”) with Kasima, LLC, a wholly-owned subsidiary of DCIP and related party to Regal. Subsequent to the execution of the Digital Cinema Agreements, UATC distributed its existing digital projection systems to RCI with a net book value of approximately $2.7 million.

We expect DCIP to fund the cost of conversion principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors. In accordance with the Master Lease, RCI will sublease the digital projection systems to UATC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option.  In accordance with the Master Lease, UATC pays RCI annual minimum rent of $1,000 per digital projection system for the first six and half years from the effective date of the agreement and is, upon certain conditions, subject to minimum annual rent of $3,000 per digital projection system beginning at six and half years from the effective date of the agreement through the end of the lease term. UATC is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. UATC accounts for the sublease as an operating lease for accounting purposes.

During the early stage of deployment, the Company expects to focus on an accelerated deployment of 3D compatible digital projection systems to a majority of its first run U.S. theatres. With respect to the Company’s existing 35mm projection equipment that is scheduled to be replaced with digital projection systems, the Company has begun to accelerate depreciation on such 35 mm projection equipment over the expected deployment schedule (approximately 3-4 years) since the Company plans to dispose of such equipment prior to the end of their useful lives. To that end, during the quarter and two quarters ended July 1, 2010, the Company recorded approximately $0.2 million and $0.5 million, respectively, of accelerated depreciation related to such 35mm projection equipment.  As of July 1, 2010, we operated 98 screens outfitted with digital projection systems, 52 of which are digital 3D capable.

The Company has prepared the unaudited condensed consolidated balance sheet as of July 1, 2010 and the unaudited condensed consolidated statements of operations and cash flows for the quarter and two quarters ended July 1, 2010 and July 2, 2009, respectively, in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 31, 2009 unaudited condensed consolidated balance sheet information is derived from the 2009 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter and two quarters ended July 1, 2010 are not necessarily indicative of the operating results that may be achieved for the full 2010 fiscal year.

Net income and total comprehensive income are the same for all periods presented.

(2)   Debt Obligations

Debt obligations are summarized as follows (amounts in millions):

	July 1, 2010	December 31, 2009
Debt obligations(a)	$1.6	$1.7
Less current portion	(0.2)	(0.2)
Long-term debt, less current portion	$1.4	$1.5

(a)                                  Debt obligations include $1.6 million and $1.7 million of capital lease obligations as of July 1, 2010 and December 31, 2009, which have an interest rate of 10.0%, maturing in 2016.

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

RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the quarters ended July 1, 2010 and July 2, 2009, UATC recorded management fee expenses of approximately $1.7 million and $1.8 million, respectively, related to this agreement. During the two quarters ended July 1, 2010 and July 2, 2009, UATC recorded management fee expenses of approximately $3.3 million and $3.4 million, respectively, related to this agreement. Such fees have been recorded in the accompanying unaudited condensed consolidated statements of operations as a component of “General and administrative expenses.”

As of July 1, 2010, the Company’s related party receivables totaled approximately $77.6 million, which represents an increase of $7.3 million from $70.3 million as of December 31, 2009.  The increase in these receivables was due primarily to the timing of intercompany cash collections and disbursements, as described above and the distribution of existing digital projection systems to RCI with a net book value of approximately $2.7 million.

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

	Quarter Ended July 1, 2010	Quarter Ended July 2, 2009	Two Quarters Ended July 1, 2010	Two Quarters Ended July 2, 2009
Theatre access fees per patron	$0.3	$0.3	$0.6	$0.7
Theatre access fees per digital screen	0.1	0.1	0.2	0.2
Other NCM revenue	—	0.1	0.1	0.1
Amortization of ESA modification fees	0.1	0.1	0.2	0.2
Payments for beverage concessionaire advertising	(0.3)	(0.3)	(0.6)	(0.6)
Total	$0.2	$0.3	$0.5	$0.6

(4)   Sale—Leaseback Transactions

In December 1995, UATC entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of July 1, 2010, 12 theatres were subject to the sale leaseback transaction and approximately $33.5 million in principal amount of pass-through certificates were outstanding.

(5)   Income Taxes

The provision for income taxes of $1.4 million and $0.8 million for the quarters ended July 1, 2010 and July 2, 2009, respectively, reflect effective tax rates of approximately 41.2% and 40.0%, respectively.  The provision for income taxes of $0.6 million and $1.2 million for the two quarters ended July 1, 2010 and July 2, 2009, respectively, reflect effective tax rates of approximately 42.9% and 38.7%, respectively. The effective tax rates for the quarter and two quarters ended July 1, 2010 and July 2, 2009 reflect the impact of certain non-deductible expenses.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at July 1, 2010 and December 31, 2009, totaling $3.1 million as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements, (“ASU 2010-06”). This Update provides a greater level of disaggregated information and enhanced disclosures about valuation techniques and inputs to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 and became effective for the Company as of April 1, 2010 except for certain disclosure requirements.  Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years and is effective for the Company as of the beginning of fiscal 2011.

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

The Company

UATC operated 547 screens in 63 theatres in 18 states as of July 1, 2010. As of July 2, 2009, UATC operated 567 screens in 65 theatres in 19 states. The Company formally operates on a 52-week fiscal year (ending on the first Thursday after December 25 each year) with each quarter generally consisting of 13 weeks, unless otherwise noted. RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. The Company manages its business under one reportable segment: theatre exhibition operations.

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

On February 12, 2007, Regal, along with AMC and Cinemark, formed DCIP, to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema in our theatres. As further described in Note 1 — “The Company and Basis of Presentation,” on March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection.

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see “Business-Industry Overview and Trends” and “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009 and “Results of Operations” below.

Results of Operations

Overview

Based on our review of industry sources, national box office revenues for the time period that corresponds to UATC’s second fiscal quarter of 2010 were estimated to have decreased by approximately 4-5% in comparison to the second fiscal quarter of 2009. The industry’s box office results were negatively impacted by difficult comparisons generated by the breadth of high profile films released in the second quarter of 2009, including Star Trek, Transformers: Revenge of the Fallen, Up, The Hangover and X-Men Origins: Wolverine, partially offset by ticket price increases, an increase in the percentage of attendance from premium-priced 3D films and strong attendance from key second quarter 2010 film releases, such as Iron Man 2 and the family-oriented films Toy Story 3, Shrek Forever After, How to Train Your Dragon and The Karate Kid.

Our total revenues for the quarter ended July 1, 2010 (“Q2 2010 Period”) were $56.3 million, consisting of $39.5 million of admissions revenues, $15.0 million from concessions revenues and $1.8 million of other operating revenues, and represented a 8.5% decrease from total revenues of $61.5 million for the quarter ended July 2, 2009 (“Q2 2009 Period”).

Total admissions revenues decreased $3.1 million during the Q2 2010 Period, or 7.3%, to $39.5 million, from $42.6 million in the Q2 2009 Period primarily due to a 11.5% decrease in attendance, partially offset by a 4.9% increase in average ticket prices.  We believe the overall decrease in attendance during the Q2 2010 Period was primarily a result of the continued aging of our theatres (approximately 50% of our screens are located in older, sloped floor multiplexes), the closure of approximately 20 underperforming screens during the twelve month period ended July 1, 2010 and the breadth of high profile films released in the second quarter of 2009, including Star Trek, Transformers: Revenge of the Fallen, Up, The Hangover and X-Men Origins: Wolverine,  partially offset by an increase in the percentage of attendance from premium-priced 3D films and strong attendance from key film releases, such as Iron Man 2 and the family-oriented films Toy Story 3, Shrek Forever After, How to Train Your Dragon and The Karate Kid.  Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions) along with an increase in the percentage of our admissions revenues generated by premium-priced 3D films exhibited during the Q2 2010 Period were the primary drivers of the increase in our Q2 2010 Period average ticket price.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of operations for the Q2 2010 Period, the Q2 2009 Period, the two quarters ended July 1, 2010 (“Fiscal 2010 Period”) and the two quarters ended July 2, 2009 (“Fiscal 2009 Period”):

	Q2 2010 Period	Q2 2009 Period	Fiscal 2010 Period	Fiscal 2009 Period
Revenues:
Admissions	70.2%	69.3%	70.4%	69.2%
Concessions	26.6	27.5	26.5	27.5
Other operating revenues	3.2	3.2	3.1	3.3
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	36.2	36.3	36.1	35.2
Cost of concessions	3.6	3.9	3.7	3.8
Other theatre operating expenses	40.2	37.1	41.9	39.6
Sale and leaseback rentals	6.7	6.0	6.9	6.5
General and administrative expenses	3.0	2.9	3.0	3.0
Depreciation and amortization	4.5	3.6	4.6	4.1
Net loss (gain) on disposal and impairment of operating assets	(0.2)	7.0	2.5	5.1
Total operating expenses	94.0	96.8	98.7	97.3
Income from operations	6.0%	3.2%	1.3%	2.7%

Total Revenues

The following table summarizes revenues and revenue-related data for the Q2 2010 Period, the Q2 2009 Period, the Fiscal 2010 Period and the Fiscal 2009 Period (in millions, except averages):

	Q2 2010 Period	Q2 2009 Period	Fiscal 2010 Period	Fiscal 2009 Period
Admissions	$39.5	$42.6	$76.2	$78.4
Concessions	15.0	16.9	28.7	31.1
Other operating revenues	1.8	2.0	3.4	3.7
Total revenues	$56.3	$61.5	$108.3	$113.2
Attendance	4.6	5.2	8.9	9.8
Average ticket price(1)	$8.59	$8.19	$8.56	$8.00
Average concessions revenues per patron(2)	$3.26	$3.25	$3.22	$3.17

(1)           Calculated as admissions revenue/attendance.

(2)           Calculated as concessions revenue/attendance.

Q2 2010 Period Compared to Q2 2009 Period and the Fiscal 2010 Period Compared to the Fiscal 2009 Period.

Admissions

Total admissions revenues decreased $3.1 million during the Q2 2010 Period, or 7.3%, to $39.5 million, from $42.6 million in the Q2 2009 Period primarily due to an 11.5% decrease in attendance, partially offset by a 4.9% increase in average ticket prices.  During the Fiscal 2010 Period, total admissions revenues decreased $2.2 million, or 2.8%, to $76.2 million, from $78.4 million in the Fiscal 2009 Period.  A 9.2% decrease in attendance, partially offset by a 7.0% increase in average ticket prices led to the unfavorable decrease in the Fiscal 2010 Period admissions revenues.  We believe the overall decrease in attendance during the Q2 2010 Period and the Fiscal 2010 Period was primarily a result of the continued aging of our theatres (approximately 50% of our screens are located in older, sloped floor multiplexes), the closure of approximately 20 underperforming screens during the twelve month period ended July 1, 2010 and the breadth of high profile films released in the second quarter of 2009, including Star Trek, Transformers: Revenge of the Fallen, Up, The Hangover and X-Men Origins: Wolverine, partially offset by an increase in the percentage of attendance from premium-priced 3D films and strong attendance from key film releases, such as Avatar, Alice in Wonderland, Iron Man 2, Toy Story 3, Shrek Forever After and How to Train Your Dragon.   Price increases identified during our ongoing periodic pricing reviews

(which include analysis of various factors such as general inflationary trends and local market conditions) along with an increase in the percentage of our admissions revenues generated by premium-priced 3D films exhibited during the Q2 2010 Period and the Fiscal 2010 Period were the primary drivers of the increase in our Q2 2010 Period and Fiscal 2010 Period average ticket prices.

Concessions

During the Q2 2010 Period, total concessions revenues decreased $1.9 million, or 11.2%, to $15.0 million, from $16.9 million for the Q2 2009 Period.  Total concessions revenues decreased $2.4 million, or 7.7%, to $28.7 million in the Fiscal 2010 Period, from $31.1 million in the Fiscal 2009 Period.  Average concessions revenues per patron during the Q2 2010 Period increased 0.3%, to $3.26, from $3.25 in the Q2 2009 Period and increased 1.6%, to $3.22 during the Fiscal 2010 Period, from $3.17 in the Fiscal 2009 Period.  The increase in average concessions revenues per patron for the Q2 2010 Period and the Fiscal 2010 Period was primarily a result of selective price increases and the concession friendly mix of film product exhibited during such periods.

Other Operating Revenues

Other operating revenues decreased $0.2 million, or 10.0%, to $1.8 million for the Q2 2010 Period, from $2.0 million for the Q2 2009 Period.  During the Fiscal 2010 Period, other operating revenues decreased $0.3 million, or 8.1%, to $3.4 million, from $3.7 million in the Fiscal 2009 Period.  Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for on-screen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs and other theatre revenues.  The decrease in other operating revenues during the Q2 2010 Period and the Fiscal 2010 Period was primarily attributable to a decrease in revenues from our vendor marketing programs and a slight decline in revenue generated from National CineMedia.

Operating Expenses

The following table summarizes certain operating expenses for the Q2 2010 Period, the Q2 2009 Period, the Fiscal 2010 Period and the Fiscal 2009 Period (dollars in millions):

	Q2 2010 Period		Q2 2009 Period		Fiscal 2010 Period		Fiscal 2009 Period
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	20.4	51.6	22.3	52.3	39.1	51.3	39.8	50.8
Cost of concessions(2)	2.0	13.3	2.4	14.2	4.0	13.9	4.3	13.8
Other theatre operating expenses(3)	22.6	40.2	22.8	37.1	45.3	41.9	44.8	39.6
Sale and leaseback rentals(3)	3.8	6.7	3.7	6.0	7.5	6.9	7.4	6.5
General and administrative expenses(3)	1.7	3.0	1.8	2.9	3.3	3.0	3.4	3.0

(1)           Percentage of revenues calculated as a percentage of admissions revenues.

(2)           Percentage of revenues calculated as a percentage of concessions revenues.

(3)           Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues decreased to 51.6% during the Q2 2010 Period from 52.3% in the Q2 2009 Period.  During the Fiscal 2010 Period, film rental and advertising costs as a percentage of admissions revenues increased to 51.3% from 50.8% in the Fiscal 2009 Period.  The decrease in film rental and advertising costs as a percentage of box office revenues during the Q2 2010 Period was primarily attributable to a higher percentage of box office revenues generated by the top tier films exhibited during the Q2 2009 Period, coupled with a reduction in newspaper advertising costs during the Q2 2010 Period. The increase in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2010 Period was primarily attributable to higher film costs associated with the success of Avatar, partially offset by a reduction in newspaper advertising costs during the Fiscal 2010 Period.

Cost of Concessions

During the Q2 2010 Period, cost of concessions decreased $0.4 million, or 16.7%, to $2.0 million as compared to $2.4 million for the Q2 2009 Period.  Cost of concessions decreased $0.3 million, or 7.0%, to $4.0 million during the Fiscal 2010 Period, from $4.3 million in the Fiscal 2009 Period. Cost of concessions as a percentage of concessions revenues for the Q2 2010 Period was approximately 13.3% compared to 14.2% for the Q2 2009 Period.  For the Fiscal 2010 Period, cost of concessions as a percentage of concessions revenues was approximately 13.9%, which was consistent with that of the Fiscal 2009 Period.  The decrease in cost of concessions as a percentage of concessions revenues during the Q2 2010 Period was primarily related to a concession friendly film slate and incremental sales from small-sized concession products that generate higher margins than their full-sized equivalents.  In addition, we also experienced an increase in the amount of vendor marketing revenue recorded as a reduction of cost of concessions.

Other Theatre Operating Expenses

Other theatre operating expenses decreased $0.2 million, or 0.9%, to $22.6 million in the Q2 2010 Period, from $22.8 million in the Q2 2009 Period.  During the Fiscal 2010 Period, other theatre operating expenses increased $0.5 million, or 1.1%, to $45.3 million, from $44.8 million in the Fiscal 2009 Period.  The decrease in other theatre operating expenses during the Q2 2010 Period as compared to the Q2 2009 Period was attributable to decreased variable payroll costs related to the decrease in attendance and a decrease in rent expense, partially offset by increased costs associated with higher 3D film revenues and incremental DCIP related expenses.  The increase in other theatre operating expenses during the Fiscal 2010 Period as compared to the Fiscal 2009 Period was attributable to increased costs associated with higher 3D film revenues, incremental DCIP related expenses and moderate increases in non-rent occupancy costs.

Sale and Leaseback Rentals

Sale and leaseback expenses for the Q2 2010 Period and the Fiscal 2010 Period were substantially consistent with that of the Q2 2009 Period and the Fiscal 2009 Period. See Note 4 — “Sale-Leaseback Transactions” for further discussion of sale and leaseback transactions.

General and Administrative Expenses

For the Q2 2010 Period, general and administrative expenses decreased $0.1 million, or 5.6%, to $1.7 million as compared to $1.8 million in the Q2 2009 Period.  General and administrative expenses decreased $0.1 million, or 2.9%, to $3.3 million during the Fiscal 2010 Period, from $3.4 million in the Fiscal 2009 Period. As a percentage of total revenues, general and administrative expenses of 3.0% during the Q2 2010 Period and the Fiscal 2010 period were consistent with that of the Q2 2009 Period and the Fiscal 2009 Period. Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC.  The decrease in general and administrative expenses during the Q2 2010 Period and the Fiscal 2010 Period was due to the decrease in management fee costs incurred resulting from the decrease in total revenues during the Q2 2010 Period and the Fiscal 2010 Period.

Depreciation and Amortization

Depreciation and amortization expense increased $0.3 million, or 13.6%, to $2.5 million for the Q2 2010 Period, from $2.2 million in the Q2 2009 Period.  During the Fiscal 2010 Period, depreciation and amortization expense increased $0.4 million, or 8.7%, to $5.0 million, from $4.6 million in the Fiscal 2009 Period. The increase in depreciation and amortization expense during the Q2 2010 Period and the Fiscal 2010 Period as compared to the Q2 2009 Period and the Fiscal 2009 Period, respectively, was primarily due to accelerated depreciation of $0.2 million and $0.5 million, respectively, related to the replacement of 35mm projectors in connection with our conversion to digital projection systems, partially offset by a greater number of fully depreciated fixed assets during the Q2 2010 Period and the Fiscal 2010 Period as compared to the Q2 2009 Period and the Fiscal 2009 Period.

Net Loss (Gain) on Disposal and Impairment of Operating Assets

For the Q2 2010 Period, net loss (gain) on disposal and impairment of operating assets decreased $4.4 million, to a

$(0.1) million gain, from a $4.3 million loss in the Q2 2009 Period.  Net loss on disposal and impairment of operating assets decreased $3.1 million, or 53.4%, to $2.7 million during the Fiscal 2010 Period, from $5.8 million in the Fiscal 2009 Period.  The decrease in net loss (gain) on disposal and impairment of operating assets during the Q2 2010 Period and the Fiscal 2010 Period was primarily attributable to a $3.8 million charge for the remaining lease obligation related to the theatre transferred to Carolina Cinemas LLC during the Q2 2009 Period, the satisfaction of remaining lease obligations related to the closure of an underperforming theatre and the impairment of two theatres during the Fiscal 2009 Period, partially offset by the satisfaction of remaining lease obligations related to the closure of an underperforming theatre during the Fiscal 2010 Period.

Income from Operations

During the Q2 2010 Period, income from operations increased $1.4 million, or 70.0%, to $3.4 million, from $2.0 million in the Q2 2009 Period.  Income from operations decreased $1.7 million, or 54.8%, to $1.4 million during the Fiscal 2010 Period, from $3.1 million in the Fiscal 2009 Period.  The overall increase in income from operations during the Q2 2010 Period as compared to the Q2 2009 Period was primarily driven by the decrease in the net loss (gain) on disposal and impairment of operating assets, coupled with reductions in film rental and advertising costs, cost of concessions and other theatre operating expenses, partially offset by the overall reduction in total revenues and the increase in depreciation and amortization expense.  The decrease in income from operations during the Fiscal 2010 Period as compared to the Fiscal 2009 Period was primarily attributable to the overall reduction in total revenues, coupled with increases in other theatre operating expenses and depreciation and amortization expense, partially offset by reductions in film rental and advertising costs, cost of concessions and net loss on disposal and impairment of operating assets.

Income Taxes

The provision for income taxes of $1.4 million and $0.8 million for the Q2 2010 Period and the Q2 2009 Period, respectively, reflect effective tax rates of approximately 41.2% and 40.0%, respectively.  The provision for income taxes of $0.6 million and $1.2 million for the Fiscal 2010 Period and the Fiscal 2009 Period, respectively, reflect effective tax rates of approximately 42.9% and 38.7%, respectively. The effective tax rates for the Q2 2010 Period, the Q2 2009 Period, the Fiscal 2010 Period and the Fiscal 2009 Period reflect the impact of certain non-deductible expenses.

Net Income Attributable to Controlling Interest

During the Q2 2010 Period, net income attributable to controlling interest totaled $2.0 million, which represents an increase of $0.9 million, from net income attributable to controlling interest of $1.1 million in the Q2 2009 Period.  Net income attributable to controlling interest for the Fiscal 2010 Period was $0.8 million, which represents a decrease of $1.0 million, from net income attributable to controlling interest of $1.8 million during the Fiscal 2009 Period.  The increase in net income attributable to controlling interest for the Q2 2010 Period was primarily attributable to the increase in operating income during the Q2 2010 Period, partially offset by an increase in income taxes described above.  The decrease in net income attributable to controlling interest for the Fiscal 2010 Period was primarily attributable to the decrease in operating income during the Fiscal 2010 Period, partially offset by a decrease in income taxes described above.

Cash Flows

The following table summarizes certain cash flow data for the Fiscal 2010 Period and the Fiscal 2009 Period (in millions):

	Fiscal 2010 Period	Fiscal 2009 Period
Net cash provided by (used in) operating activities	$(0.8)	$4.8
Net cash used in investing activities	(2.2)	(2.2)
Net cash used in financing activities	(4.8)	(4.1)
Net decrease in cash and cash equivalents	$(7.8)	$(1.5)

Fiscal 2010 Period Compared to Fiscal 2009 Period

Net cash flows used in operating activities increased by approximately $5.6 million to approximately $0.8 million for the Fiscal 2010 Period from net cash flows provided by operating activities of approximately $4.8 million for the Fiscal

2009 Period. The increase in net cash flows used in operating activities for the Fiscal 2010 Period was primarily attributable to a reduction in operating income, coupled with a decrease in working capital, primarily due to the timing of certain Fiscal 2010 Period vendor payments.

Net cash flows used in investing activities were approximately $2.2 million for the Fiscal 2010 Period and the Fiscal 2009 Period.  During the Fiscal 2010 Period capital expenditures decreased approximately $0.3 million offset by $0.1 million in partnership distributions during the Fiscal 2010 Period and fewer proceeds from the disposition of assets of approximately $0.2 million during the Fiscal 2010 Period.

Net cash flows used in financing activities were approximately $4.8 million for the Fiscal 2010 Period compared to cash flows used in financing activities of approximately $4.1 million for the Fiscal 2009 Period. The net decrease in cash flows used in financing activities during the Fiscal 2010 Period was primarily attributable to the change in the related party receivable of $0.7 million during the Fiscal 2010 Period as compared to the Fiscal 2009 Period.

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

On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection.  DCIP’s financing raised an aggregate of $660.0 million, consisting of $445.0 million in senior bank debt, $135.0 million in additional junior capital and approximately $80.0 million in equity contributions (consisting of cash and existing digital projection systems) from Regal, AMC and Cinemark.  Concurrent with closing, RCI entered into the Digital Cinema Agreements with Kasima, LLC. Subsequent to the execution of the Digital Cinema Agreements, UATC distributed its existing digital projection systems to RCI with a net book value of approximately $2.7 million.

The costs of implementing digital projection in our theatres will be substantially funded by DCIP. We expect DCIP to fund the cost of conversion principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors. We will bear operating and maintenance costs with respect to digital projection systems in our theatres, which we expect to be relatively comparable to what we currently spend on our conventional film projectors.  In accordance with the Master Lease, RCI will sublease the digital projection systems to UATC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option.  In accordance with the Master Lease, UATC pays RCI annual minimum rent of $1,000 per digital projection system for the first six and half years from the effective date of the agreement and is, upon certain conditions, subject to minimum annual rent of $3,000 per digital projection system beginning at six and half years from the effective date of the agreement through the end of the lease term. UATC is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease. Certain of the other rent payments are subject to either a monthly or an annual maximum. UATC accounts for the sublease as an operating lease for accounting purposes. The financing is expected to cover the cost of conversion for substantially all of our circuit’s screens. We ultimately expect to outfit all of our screens with digital projection systems and intend to complete the conversion of our entire circuit in approximately three to four years.  As of July 1, 2010, we operated 98 screens outfitted with digital projection systems, 52 of which are digital 3D capable.

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

The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets. We currently expect capital expenditures for theatre expansion, upgrading and replacements to be in the range of $4.0 million to $8.0 million in fiscal year 2010. During the Fiscal 2010 Period, the Company invested approximately $2.1 million in capital expenditures.

For a discussion of other significant financing transactions which have occurred through December 31, 2009, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” contained in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 31, 2009.

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments and off-balance sheet arrangements as of December 31, 2009, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated by reference herein.  As of July 1, 2010, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments.  We believe that the amount of cash and cash equivalents on hand and cash flow expected from operations will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next twelve months.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated by reference herein.  As of July 1, 2010, there were no significant changes in our critical accounting policies or estimation procedures.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

UATC’s market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. As of July 1, 2010, the Company maintained no debt obligations bearing floating interest rates.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of July 1, 2010, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of July 1, 2010, our disclosure controls and procedures were effective.

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

Item 6. EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED ARTISTS THEATRE CIRCUIT, INC.

Date: August 16, 2010	By:	/s/ AMY E. MILES
Amy E. Miles President (Principal Executive Officer)

Date: August 16, 2010	By:	/s/ DAVID H. OWNBY
David H. Ownby Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

UNITED ARTISTS THEATRE CIRCUIT, INC.

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer