Form 10-K
period 2010-12-30
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2011-03-21
CIK 889570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes ☐ No ☒

The registrant is a wholly owned subsidiary of Regal Entertainment Group. As of July 1, 2010, there were no shares of voting or non-voting common stock held by non-affiliates of the registrant.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I(2).

The number of shares outstanding of $1.00 par value common stock at March 18, 2011 was 100 shares.

UNITED ARTISTS THEATRE CIRCUIT, INC.

PART I

Some of the information in this Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” may constitute forward-looking statements.  In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words.  These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements. The discussion and analysis of our financial condition and results of operations found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included in Part II, Item 8 of this Form 10-K.  The Company’s actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause such a difference include those discussed in Item 1 and Item 1A as well as those discussed elsewhere in this Form 10-K.

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

DESCRIPTION OF BUSINESS

As of December 30, 2010, we operate 543 screens in 62 theatres in 18 states with over 17 million annual attendees for the fiscal year ended December 30, 2010 (“fiscal 2010”). Our theatres are managed by RCI, a wholly owned subsidiary of Regal, pursuant to a management arrangement described below.  We operate multi-screen theatres and have an average of 8.8 screens per location. Theatre operations in six states (New York, California, Mississippi, Maryland, Texas and Florida) accounted for approximately 69.4% and 67.8% of our total theatres and screens, respectively, as of December 30, 2010 and approximately 77.3% of UATC’s theatrical revenue for fiscal 2010.

We have historically upgraded our theatre circuit by retrofitting existing theatres and strategically closing and disposing of under-performing theatres.  Approximately 65% of our screens are in theatres with 10 or more screens.  As of December 30, 2010, we operate 24 theatres (274 screens) which offer stadium seating, representing approximately 50% of our screens.

The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2008) results in a 53-week fiscal year. For fiscal 2010, we reported total revenues, income from operations and net income attributable to controlling interest of $210.7 million, $7.1 million and $4.0 million, respectively. In addition, we generated $5.3 million of cash flows from operating activities during fiscal 2010.

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

INDUSTRY OVERVIEW AND TRENDS

The domestic motion picture exhibition industry is a mature business that has historically maintained steady long-term growth in revenues and attendance. Since 1965, total box office revenues have grown at a compound annual growth rate of approximately 5% with annual attendance of approximately 1.3 billion attendees in 2010.  Against this background of steady long-term growth in revenues and attendance, the exhibition industry has experienced periodic short-term increases and decreases in attendance and, consequently, box office revenues.  We expect the cyclical nature of the domestic motion picture exhibition industry to continue for the foreseeable future.

More recently, the domestic motion picture exhibition industry has experienced increased competition from other methods of delivering films to consumers, including cable television, in-home video and DVD, satellite and pay-per-view services and downloads via the Internet. Traditionally, when motion picture distributors license their films to the domestic exhibition industry, they refrain from licensing their products to other delivery channels for a period of time, commonly called the theatrical release window. Over the past several years, the average period between a film’s theatrical release and its in-home video or DVD release has remained relatively stable. However, we believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window during our film licensing decisions. Fundamentally, we believe that movie-going is a convenient, affordable and attractively priced form of out-of-home entertainment, which, on an average price per patron basis, continues to compare favorably to other out-of-home entertainment alternatives, such as concerts and sporting events.

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

The domestic motion picture industry is in the process of converting from film-based media to electronic-based media, including the distribution of feature films in a digital format rather than a 35 mm film format. Virtually all entertainment content today can be exhibited digitally. Digital projection produces a consistent state-of-the-art presentation for patrons as there is no degradation of image over the exhibition period of the motion picture. We believe that operating a digital theatre circuit has enabled us to generate incremental revenue from differentiated motion picture formats such as digital 3D, generate additional revenue from exhibition of specialty content offerings and provide greater flexibility in scheduling our programming content, which we expect will enhance our capacity utilization. We remain optimistic regarding the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see growing support of 3D film product by the major motion picture studios. We have also experienced an increase in alternative content available to us. As directors and producers continue to embrace new technology in their productions, we expect new and innovative content generation to continue.

On February 12, 2007, Regal, along with AMC Entertainment, Inc. (“AMC”) and Cinemark, Inc. (“Cinemark”), formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company (‘‘DCIP’’), to create a financing model and execute agreements with major motion picture studios for the implementation of digital cinema in our theatres. Each of Regal, AMC and Cinemark has an equal voting interest in DCIP. On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection. DCIP’s completed financing raised an aggregate of approximately $660.0 million, consisting of approximately $445.0 million in senior bank debt, approximately $135.0 million in additional junior capital and approximately $80.0 million in equity contributions (consisting of cash and existing digital projection systems) from Regal, AMC and Cinemark.  Concurrent with the closing of the financing, RCI entered into a master equipment lease agreement (the “Master Lease”) and other related agreements (collectively, the “Digital Cinema Agreements”) with Kasima, LLC, a wholly-owned subsidiary of DCIP. Subsequent to the execution of the Digital Cinema Agreements, UATC distributed its existing digital projection systems with a net book value of approximately $2.7 million to RCI.

The costs of implementing digital projection in our theatres will be substantially funded by DCIP. We expect DCIP to fund the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including Regal. We will bear operating and maintenance costs with respect to digital projection systems in our theatres, which we expect to be relatively comparable to what we currently spend on our conventional film projectors.  In accordance with the Master Lease, RCI will sublease (the “Sublease”) the digital projection systems to UATC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option.  Under the Master Lease and the Sublease, UATC pays RCI annual minimum rent of $1,000 per digital projection system for the first six and a half years from the effective date of the agreement and is, upon certain conditions, subject to minimum annual rent of $3,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term. UATC is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease and the Sublease. Certain of the other rent payments are subject to either a monthly or an annual maximum. UATC accounts for the Sublease as an operating lease for accounting purposes.

During fiscal 2010, the Company focused on an accelerated deployment of 3D compatible digital projection systems to a majority of its first run U.S. theatres and expects to continue the accelerated 3D deployment into the first half of 2011.

The initial financing is expected to cover the cost of conversion to digital projection for substantially all of our circuit’s screens.  We ultimately expect to outfit all of our screens with digital projection systems by late 2012 or early 2013, with approximately 40% of our total screens being digital 3D capable by mid-2011. As of December 30, 2010, we operated 206 screens outfitted with digital projection systems, 158 of which are digital 3D capable.

THEATRE OPERATIONS

UATC operates 543 screens in 62 theatres in 18 states as of December 30, 2010.  We primarily operate multi-screen theatres. Our multi-screen theatre complexes typically feature auditoriums ranging from 100 to 500 seats each. As a result, our theatres appeal to a diverse group of patrons because we offer a wide selection of films and convenient show times. In addition, many of our theatres feature state-of-the-art amenities such as immersive wall-to-wall and floor-to-ceiling screens, Sony Digital Cinema™ 4K projection systems, digital stereo surround-sound,  closed-captioning, multi-station concessions stands, computerized ticketing systems, plush stadium seating with cup holders and retractable armrests, enhanced interiors and exteriors, and video game areas adjacent to the theatre lobby.

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

Our multi-screen theatres are designed to increase profitability by optimizing revenues per square foot and reducing the cost per square foot of operation. We vary auditorium seating capacities within the same theatre, allowing us to exhibit films on a more cost effective basis for a longer period of time by shifting films to smaller auditoriums to meet changing attendance levels. In addition, we realize significant operating efficiencies by having common box office, concessions, projection, lobby and restroom facilities, which enables us to spread some of our costs, such as payroll, advertising and rent, over a higher revenue base. We stagger movie show times to reduce staffing requirements and lobby congestion and to provide more desirable parking and traffic flow patterns. We also actively monitor ticket sales in order to quickly recognize demand surges, which enables us to add seating capacity quickly and efficiently. In addition, we offer various forms of convenient ticketing methods, including print-at-home technology, self-service kiosks and themed gift cards and e-gift cards. We believe that operating a theatre circuit consisting primarily of multi-screen theatres enhances our ability to attract patrons.

The following table details the number of locations and theatre screens in our theatre circuit ranked by the number of screens in each state as of December 30, 2010:

State	Locations	Number of Screens
New York	15	110
California	9	75
Mississippi	7	56
Maryland	4	46
Texas	4	45
Florida	4	36
New Jersey	3	31
Pennsylvania	3	24
Colorado	2	24
Indiana	2	19
Louisiana	2	16
Michigan	1	14
Arkansas	1	12
Virginia	1	10
Nevada	1	8
North Carolina	1	7
Massachusetts	1	6
Georgia	1	4
Total	62	543

We have implemented a best management practices program across all of our theatres, including daily, weekly and monthly management reports generated for each individual theatre and we maintain active communication between the theatres, divisional management and corporate management. We use these management reports and communications to closely monitor admissions and concessions revenues as well as accounting, payroll and workforce information necessary to manage our theatre operations effectively and efficiently.

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

FILM DISTRIBUTION

Domestic movie theatres are the primary initial distribution channel for domestic film releases. The theatrical success of a film is often the most important factor in establishing its value in other film distribution channels. Motion pictures are generally made available through several alternative distribution methods after the theatrical release date, including in-home video and DVD, cable television, broadcast television and satellite, pay-per-view services and downloads via the Internet. A strong opening run at the theatre can help establish a film’s success and substantiate the film’s revenue potential.  For example, the value of home video, DVD and pay cable distribution agreements frequently depends on the success of a film’s theatrical release. As the primary distribution mechanism for the public’s evaluation of films, we believe that domestic theatrical distribution remains the cornerstone of a film’s overall financial success.

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

Relationship with Distributors.    Many distributors provide quality first-run movies to the motion picture exhibition industry.  For Fiscal 2010, ten major film distributors accounted for approximately 96% of our admissions revenues.  Five of the ten major film distributors each accounted for more than 10% of fiscal 2010 admissions revenues. No single film distributor accounted for more than 20% of fiscal 2010 admissions revenues.  We license films from each of the major distributors and believe that our relationships with these distributors are good. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and popularity of films that each one distributes.

CONCESSIONS

In addition to box office admissions revenues, we generated approximately 26.1% of our total revenues from concessions sales during fiscal 2010. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by optimizing product mix and through expansion of our concession offerings, introducing special promotions from time to time and offering employee training and incentive programs to up-sell and cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. RCI, pursuant to its management agreement, negotiates directly with manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.

COMPETITION

The motion picture exhibition industry is highly competitive. Motion picture exhibitors generally compete on the basis of the following competitive factors:

•                  ability to secure films with favorable licensing terms;

•                  availability of stadium seating, location, reputation and seating capacity;

•                  quality of projection and sound systems; and

•                  ability and willingness to promote the films that are showing.

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

We also compete with other motion picture distribution channels, including home video and DVD, cable television, broadcast television and satellite, pay-per-view services and downloads via the Internet. Other technologies such as video on demand could also have an adverse effect on our business and results of operations. When motion picture distributors licensed their products to the domestic exhibition industry, they refrain from licensing their motion pictures to these other distribution channels for a period of time, commonly called the theatrical release window. The theatrical release window has been stable over the past five to six years.  However, we believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window during our film licensing decisions.

In addition, we compete for the public’s leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theatre and restaurants.

MARKETING AND ADVERTISING

Currently, film distributors organize and finance multimedia advertising campaigns for major film releases. To market our theatres, we utilize Internet, newspaper and radio advertising to inform our patrons of film selections and show times. Newspaper advertisements are typically displayed in a single grouping for all of our theatres located in a newspaper’s circulation area. In many of our markets we employ special interactive marketing programs for specific films and concessions items.

We participate in a frequent moviegoer loyalty program sponsored by REG, named the Regal Crown Club®, in all of our markets and it is the largest loyalty program in our industry. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our participating theatres. As of December 30, 2010, REG had over six million active members in the Regal Crown Club®. In addition, we seek to develop patron loyalty through a number of other marketing programs such as summer children’s film series, cross-promotional ticket redemptions and promotions within local communities. We offer these programs only in selected markets. We plan to use these programs in markets where we believe patron loyalty can be further enhanced, and we will continue to evaluate our markets on a case-by-case basis to determine the suitability of these programs in individual regions.

MANAGEMENT INFORMATION SYSTEMS

We make extensive use of information technology (“IT”) for the management of our business, our theatres, and other revenue generating operations. The revenue streams generated by attendance and concession sales are fully supported by information systems to monitor cash flow and to detect fraud and inventory shrinkage. We have implemented software and hardware solutions which provide for enhanced capabilities and efficiency within our theatre operations.  These solutions have enabled us to sell gift cards at various major retailers, grocery stores and mass discounters and to redeem those gift cards at our theatre box offices and concession stands.  We continue to expand our ability to sell tickets remotely by using our Internet ticketing partner, Fandango.com, and by deploying self-service customer activated terminals (“CATs”) in appropriate theatres. The CATs can sell tickets for current and future shows and provide the capability to retrieve tickets purchased through Fandango.com.  We continue to invest in IT to improve services to our patrons and provide information to our management, allowing them to operate the theatres efficiently.

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

EMPLOYEES

As of February 25, 2011, we employed approximately 1,763 persons.  Film projectionists at certain of the Company’s theatres in the New York market are covered by two collective bargaining agreements. The Company considers its employee relations to be good.

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

Our theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship, health and sanitation and environmental protection requirements.  We believe that we are in substantial compliance with all relevant laws and regulations.

Item 1A. RISK FACTORS

Our substantial lease obligations could impair our financial condition.

We have substantial lease obligations. For fiscal 2010, our total rent expense was approximately $36.3 million. As of December 30, 2010, we had total contractual cash obligations of approximately $180.1 million. For a detailed discussion of our contractual cash obligations and other commercial commitments over the next several years, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” provided in Part II, Item 7 of this Form 10-K.

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

Generally, stadium seating found in modern megaplex theatres is preferred by patrons over slope-floored multiplex theatres, which were the predominant theatre-type built prior to 1996. As of December 30, 2010, approximately 50% of our screens were located in theatres that are sloped-floored multiplex theatres. These theatres may be more vulnerable to competition than our modern megaplex theatres, and should other theatre operators choose to build and operate modern megaplex theatres in these markets, the performance of our theatres in these markets may be significantly and negatively impacted. In addition, should other theatre operators return to the aggressive building strategies undertaken in the late 1990’s, our attendance, revenue and income from operations per screen could decline substantially.

An increase in the use of alternative film delivery methods may drive down movie theatre attendance and reduce ticket prices.

We also compete with other movie delivery vehicles, including cable television, downloads via the Internet, in-home video and DVD, satellite and pay-per-view services. When motion picture distributors license their products to the domestic exhibition industry, they refrain from licensing their motion pictures to these other delivery vehicles during the theatrical release window.  The theatrical release window has been stable over the past five to six years. We believe that a material contraction of the current theatrical release window could significantly dilute the consumer appeal of the in-theatre motion picture offering, which could have a material adverse effect on our business and results of operations. We also compete for the public’s leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theatre and restaurants.

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

The film distribution business is highly concentrated, with ten major film distributors accounting for approximately 96% of our admissions revenues during fiscal 2010. Our business depends on maintaining good relations with these distributors. In addition, we are dependent on our ability to negotiate commercially favorable licensing terms for first-run films. A deterioration in our relationship with any of the ten major film distributors could affect our ability to negotiate film licenses on favorable terms or our ability to obtain commercially successful films and, therefore, could hurt our business and results of operations.

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

A prolonged economic downturn could materially affect our business by reducing consumer spending on movie attendance or could have an impact on our business and financial condition in ways that we currently cannot predict.

We depend on consumers voluntarily spending discretionary funds on leisure activities. Motion picture theatre attendance may be affected by prolonged negative trends in the general economy that adversely affect consumer spending, including those resulting from terrorist attacks on, or wars or threatened wars involving, the United States.  A prolonged reduction in consumer confidence or disposable income in general may affect the demand for motion pictures or severely impact the motion picture production industry, which, in turn, could adversely affect our operations. If economic conditions become weak or deteriorate, or if financial markets experience significant disruption, it could materially adversely affect our results of operations, financial position and/or liquidity. For example, deteriorating conditions in the global credit markets could negatively impact our business partners which may impact film production, the development of new theatres or the enhancement of existing theatres, including delaying the deployment of new projection and other technologies to our theatres.

Item 1B. UNRESOLVED STAFF COMMENTS

As of December 30, 2010, there are no unresolved comments from the Commission regarding any of our periodic or current reports filed under the Exchange Act.

Item 2.  PROPERTIES

As of December 30, 2010, we operated 60 of our theatres pursuant to lease agreements and owned the land and buildings for 2 theatres. For a list of the states in which we operated theatres and the number of theatres and screens operated in each such state as of December 30, 2010, please see the chart under Part I, Item 1 of this Form 10-K under the caption “Business—Theatre Operations.”

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

Of the 62 owned and leased theatres, one theatre with nine screens is held by a corporation, owned 51% by UATC.  The remaining owned and leased theatres are held directly by UATC or its wholly owned subsidiaries.  Certain of our leased theatres are subject to sale and leaseback transactions, as further described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

Item 4.  [REMOVED AND RESERVED]

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 18, 2011, UATC’s common stock is held entirely by the Parent.  There is no established public trading market for the Company’s common stock.  During 2005, UATC effected two cash dividends totaling approximately $32.3 million to the Parent. UATC’s ability to pay dividends is restricted by the terms of the Participation Agreement entered into in connection with the 1995 sale and leaseback transaction described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 6.  SELECTED FINANCIAL DATA

Under the reduced disclosure format permitted by General Instruction I(2) of Form 10-K for wholly owned subsidiaries, the information otherwise required by this item has been omitted.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of UATC for the fiscal years ended December 30, 2010, December 31, 2009 and January 1, 2009. The following discussion and analysis should be read in conjunction with the consolidated financial statements of UATC and the notes thereto included elsewhere in this Form 10-K.

Overview and Basis of Presentation

As of December 30, 2010, we operate 543 screens in 62 theatres in 18 states with over 17 million annual attendees during fiscal 2010.  The theatres we operate are managed by RCI, a wholly owned subsidiary of Regal, pursuant to a management arrangement described below.  We primarily operate multi-screen theatres and have an average of 8.8 screens per location. Theatre operations in six states (New York, California, Mississippi, Maryland, Texas and Florida) accounted for approximately 69.4% and 67.8% of our total theatres and screens, respectively, as of December 30, 2010 and approximately 77.3% of our theatrical revenue for fiscal 2010.  The Company manages its business under one reportable segment: theatre exhibition operations.

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

The Company’s revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, motion picture studios release the most marketable motion pictures during the summer and holiday seasons. The unexpected emergence or continuance of a “hit” film during other periods can alter the traditional pattern. The timing of movie releases can have a significant effect on the Company’s results of operations, and the results of one fiscal quarter are not necessarily indicative of the results for the next or any other fiscal quarter. The seasonality of motion picture exhibition, however, has become less pronounced as motion picture studios are releasing motion pictures somewhat more evenly throughout the year. The Company does not believe that inflation has had a material impact on its financial position or results of operations.

For a summary of other industry trends as well as other risks and uncertainties relevant to the Company, see “Business-Industry Overview and Trends” and “Risk Factors.”

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. We evaluate and modify on an ongoing basis such estimates and assumptions, which include those related to film costs, property and equipment, goodwill and income taxes as well as others discussed in Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ materially from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as in the notes to the consolidated financial statements, if applicable, where such estimates, assumptions, and accounting policies affect our reported and expected results. Management has discussed the development and selection of its critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed our related disclosures herein.

We believe the following accounting policies are critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•                  FASB Accounting Standards Codification (“ASC”) Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill specifies that goodwill and indefinite-lived intangible assets will be subject to an annual impairment assessment. Based on our annual impairment assessment conducted during fiscal 2010, fiscal 2009 and fiscal 2008, we were not required to record a charge for goodwill impairment. In assessing the recoverability of the goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods.

•                  We estimate our film cost expense and related film cost payable based on management’s best estimate of the expected box office revenue of each film over the length of its run in our theatres and the ultimate settlement of such film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically “settled” within two to three months of a particular film’s opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. The ultimate revenues of a film can be estimated reasonably accurately within a few weeks after the film is released based on the film’s initial box office performance, which is determined by a film’s initial box office receipts. As a result, there are typically insignificant variances between our estimates of film cost expense and the final film cost payable, because we make such estimates based on each film’s box office receipts through the end of the reporting period. For the fiscal years ended December 30, 2010, December 31, 2009 and January 1, 2009, there were no significant changes in our film cost estimation and settlement procedures.

•                  We depreciate and amortize the components of our property and equipment relating to both owned and leased theatres on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets. Each owned theatre consists of a building structure, structural improvements, seating and concession and film display equipment. While we have assigned an estimated useful life of less than 30 years to certain acquired facilities, we estimate that our newly constructed buildings generally have an average economic useful life of 30 years. Certain of our buildings have been in existence for more than 40 years. With respect to equipment (e.g., concession stand, point-of-sale equipment, etc.), a substantial portion is depreciated over seven years or less, which has been our historical replacement period. Seats and digital projection equipment generally have a longer useful economic life, and their depreciable lives (12-17.5 years) are based on our experience and replacement practices. The estimates of the assets’ useful lives require our judgment and our knowledge of the assets being depreciated and amortized. Further, we review the economic useful lives of such assets annually and make adjustments thereto as necessary. To the extent we determine that certain of our assets have become obsolescent, we accelerate depreciation over the remaining useful lives of the assets. For example, currently the Company is focusing on an accelerated deployment of 3D compatible digital projection systems to a majority of its first run U.S. theatres.  With respect to the Company’s existing 35mm film projection equipment that is scheduled to be replaced with digital projection systems, the Company has begun to accelerate depreciation on such 35 mm film projection equipment over the expected deployment schedule since the Company plans to dispose of such equipment prior to the end of their useful lives. To that end, during the fiscal year ended December 30, 2010, the Company recorded approximately $0.7 million of accelerated depreciation related to such 35mm film projection equipment, as described further in Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Actual economic lives may differ materially from these estimates.

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

For the fiscal years ended December 30, 2010, December 31, 2009 and January 1, 2009, no significant changes have been made to the depreciation and amortization rates applied to operating assets, the underlying assumptions related to estimates of depreciation and amortization, or the methodology applied. For the fiscal year ended December 30, 2010, consolidated depreciation and amortization expense was $9.8 million, representing 4.7% of consolidated total revenues. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation and amortization expense would have decreased by approximately $0.7 million or 7.1%. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation and amortization expense would have increased by approximately $0.8 million or 8.2%.

•                  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance if it is deemed more likely than not that our deferred income tax assets will not be realized. We reassess the need for such valuation allowance on an ongoing basis. An increase in the valuation allowance generally results in an increase in the provision for income taxes recorded in such period. A decrease in the valuation allowance generally results in a decrease to the provision for income taxes recorded in such period.

Additionally, income tax rules and regulations are subject to interpretation, require judgment by us and may be challenged by the taxing authorities. As described further in Note 7 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, effective December 29, 2006, the Company adopted the provisions of ASC Subtopic 740-10, Income Taxes—Overview. Although we believe that our tax return positions are fully supportable, in accordance with ASC Subtopic 740-10, we recognize a tax benefit only for tax positions that we determine will more likely than not be sustained based on the technical merits of the tax position. With respect to such tax positions for which recognition of a benefit is appropriate, the benefit is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions are evaluated on an ongoing basis as part of our process for determining our provision for income taxes. Among other items deemed relevant by us, the evaluations are based on new legislation, other new technical guidance, judicial proceedings, and our specific circumstances, including the progress of tax audits. Any change in the determination of the amount of tax benefit recognized relative to an uncertain tax position impacts the provision for income taxes in the period that such determination is made.

For the fiscal year ended December 30, 2010, our provision for income taxes was $3.1 million. Changes in management’s estimates and assumptions regarding the probability that certain tax return positions will be sustained, the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could impact the provision for income taxes and change the effective tax rate. A one percentage point change in the effective tax rate from 43.7% to 44.7% would have increased the current year income tax provision by approximately $0.1 million.

Significant Events and Fiscal 2011 Outlook

On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection.  DCIP’s financing raised $660.0 million, consisting of $445.0 million in senior bank debt, $135.0 million in additional junior capital and approximately $80.0 million in equity contributions (consisting of cash and existing digital projection systems) from Regal, AMC and Cinemark.  As discussed further under “Liquidity and Capital Resources—Investing Activities” below and in Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, concurrent with the closing of the financing, RCI entered into the Digital Cinema Agreements with Kasima, LLC, and UATC distributed its existing digital projection systems to RCI.

In conjunction with Regal’s acquisition of Consolidated Theatres Holdings, G.P. (“Consolidated Theatres”) on April 30, 2008, Regal entered into a final judgment with the Antitrust Division of the United States Department of Justice (“DOJ”) to hold separate and divest of four theatres comprising 52 screens in North Carolina.  One of the four theatres subject to the judgment was an existing ten screen theatre leased by UATC with declining cash flows.  The assets of this theatre had been previously impaired due to its declining cash flows.  On April 30, 2009, pursuant to the final judgment between Regal and the DOJ, UATC transferred the theatre to another theatre operator, Carolina Cinemas LLC (“Carolina Cinemas”).  In order to implement the assignment of this theatre, UATC entered into an operating agreement with Carolina Cinemas to address various matters including, without limitation, the use of equipment owned by UATC, as well as payment of annual rent during the agreement.  Pursuant to this operating agreement, until the lease for this theatre expires on December 31, 2017, UATC shall be solely responsible for paying the landlord the rent due under the lease.  As a result of this agreement, UATC recorded a liability of approximately $4.2 million for the present value of the total remaining lease obligation for this theatre assigned to Carolina Cinemas.  Furthermore, as a result of this obligation, the Company recorded an impairment charge of approximately $3.8 million in the accompanying consolidated statements of operations for the year ended December 31, 2009 as a component of “Net loss on disposal and impairment of operating assets.” On September 20, 2010, Carolina Cinemas informed UATC that it would no longer operate this theatre. Subsequently the Company negotiated an early lease termination with the landlord resulting in a gain of approximately $1.2 million in the accompanying consolidated statements of operations for the year ended December 30, 2010.

We are optimistic regarding the breadth of the 2011 film slate, including the timing of the release schedule and the number of films scheduled for release in premium-priced formats. Evidenced by the motion picture studios’ continued efforts to promote and market upcoming film releases, 2011 appears to be another year of high-profile releases such as Rango, Thor, Pirates of the Caribbean: On Stranger Tides, The Hangover Part II, Kung Fu Panda 2, Cars 2, X-Men: First Class, Super 8, Green Lantern, Transformers: Dark of the Moon, Harry Potter and the Deathly Hallows: Part 2, Captain America: The First Avenger, Cowboys & Aliens, Happy Feet 2, The Twilight Saga: Breaking Dawn - Part One, Alvin and the Chipmunks: Chip-Wrecked and Sherlock Holmes 2.

With respect to capital expenditures, subject to the timing of certain construction projects, we expect capital expenditures to be in the range of $4.0 million to $8.0 million for fiscal 2011, consisting of expansion of existing theatre facilities, equipment upgrades and replacements.

Overall for the fiscal 2011 year, we expect to benefit from modest increases in ticket prices and average concessions per patron and a continued increase in 3D screens and the number of films scheduled for release in premium-priced formats. In addition, we expect fiscal 2011 admissions and concessions revenues to be supported by our continued focus on efficient theatre operations and through opportunities to expand our concession offerings,  however, the continued aging of our theatres and closures of underperforming screens could offset increases in industry box office and concessions per patron. For an understanding of the significant factors that influenced our performance during the past three fiscal years, the preceding and following discussion should be read in conjunction with the consolidated financial statements and the notes thereto presented in Part II, Item 8 of this Form 10-K.

In order to provide a meaningful basis of comparing the fiscal years ended December 30, 2010, December 31, 2009 and January 1, 2009 for purposes of the following tables and discussion, the operating results for the fifty-two weeks ended December 30, 2010 (“Fiscal 2010 Period”) are compared to the fifty-two weeks ended December 31, 2009 (“Fiscal 2009 Period”) and the fifty-three weeks ended January 1, 2009 (“Fiscal 2008 Period”).

Results of Operations

Based on our review of industry sources, national box office revenues for the time period that corresponds to UATC’s fiscal year of 2010 were estimated to have decreased by less than one percent in comparison to the fiscal year of 2009. The industry’s box office results were negatively impacted by difficult comparisons generated by the breadth of films released during the fiscal year of 2009, partially offset by ticket price increases and an increase in the percentage of attendance generated by premium-priced 3D and IMAX® films, including the strong performance of Avatar, Toy Story 3, Alice in Wonderland, Iron Man 2, and Inception.

The following table sets forth the percentage of total revenues represented by certain items reflected in UATC’s consolidated statements of operations for the Fiscal 2010 Period, the Fiscal 2009 Period and the Fiscal 2008 Period:

	Fiscal 2010 Period	Fiscal 2009 Period	Fiscal 2008 Period
Revenues:
Admissions	70.7%	69.5%	69.0%
Concessions	26.1	27.2	27.6
Other operating revenues	3.2	3.3	3.4
Total revenues	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	35.9	35.5	35.4
Cost of concessions	3.6	3.8	3.8
Other operating expenses	41.6	40.5	41.1
Sale and leaseback rentals	7.1	6.6	6.6
General and administrative expenses	3.0	3.0	3.0
Depreciation and amortization	4.7	4.1	4.4
Net loss on disposal and impairments of operating assets	0.7	3.0	—
Total operating expenses	96.6	96.5	94.3
Income from operations	3.4%	3.5%	5.7%

Revenues

The following table summarizes revenues and revenue-related data for the Fiscal 2010 Period, the Fiscal 2009 Period and the Fiscal 2008 Period (in millions, except averages):

	Fiscal 2010 Period	Fiscal 2009 Period	Fiscal 2008 Period
Admissions	$149.0	$155.4	$155.3
Concessions	55.0	60.7	62.2
Other operating revenues	6.7	7.3	7.6
Total revenues	$210.7	$223.4	$225.1
Attendance	17.2	19.2	20.0
Average ticket price (1)	$8.66	$8.09	$7.77
Average concessions per patron (2)	$3.20	$3.16	$3.11

(1)                Calculated as admissions revenue/attendance.
(2)                Calculated as concessions revenue/attendance.

Admissions

During the Fiscal 2010 Period, total admissions revenues decreased $6.4 million, or 4.1%, to $149.0 million, from $155.4 million in the Fiscal 2009 Period. A 10.4% decline in attendance, partially offset by a 7.0% increase in average ticket prices, led to the decrease in the Fiscal 2010 Period admissions revenues.  We believe that our attendance is primarily dependent upon the commercial appeal of content released by the major motion picture studios.  The Fiscal 2010 Period decline in attendance was primarily attributable to the overall lack of appeal to our patrons of the films exhibited in our theatres during the Fiscal 2010 Period as compared to the films exhibited during the Fiscal 2009 Period, the continued aging of our theatres (approximately 50% of our screens are located in older, sloped floor multiplexes) and the closure of 24 underperforming screens during the Fiscal 2010 Period.  An increase in the percentage of our admissions revenues generated by premium-priced 3D films exhibited during the Fiscal 2010 Period along with price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions) were the primary drivers of the increase in our Fiscal 2010 Period average ticket prices.

During the Fiscal 2009 Period, total admissions revenues increased $0.1 million or 0.1%, to $155.4 million, from $155.3 million in the Fiscal 2008 Period, primarily due to a 4.1% increase in average ticket prices, partially offset by a 4.0% decrease in attendance.  We believe the overall decrease in attendance during the Fiscal 2009 Period was primarily a result of the timing of the Fiscal 2008 Period calendar, which consisted of fifty-three weeks compared to fifty-two weeks during the Fiscal 2009 Period, the continued aging of our theatres (approximately 52% of our screens were located in older, sloped floor multiplexes) and the closure of 29 underperforming screens during the Fiscal 2009 Period.  Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions) along with an increase in the percentage of our admissions revenues generated by premium priced 3D films exhibited during the Fiscal 2009 Period were the primary drivers of the increase in our Fiscal 2009 Period average ticket prices.

Concessions

Total concessions revenues decreased $5.7 million, or 9.4%, to $55.0 million in the Fiscal 2010 Period, from $60.7 million in the Fiscal 2009 Period.  Average concessions revenues per patron during the Fiscal 2010 Period increased 1.3%, to $3.20, from $3.16 for the Fiscal 2009 Period.  The increase in average concessions revenues per patron for the Fiscal 2010 Period was primarily a result of selective price increases.

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

Other Operating Revenues

Other operating revenues decreased $0.6 million, or 8.2%, to $6.7 million for the Fiscal 2010 Period, from $7.3 million for the Fiscal 2009 Period.  Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for on-screen advertising time provided to our beverage concessionaire), marketing revenues from our vendor marketing programs and other theatre revenues.  The decrease in other operating revenues during the Fiscal 2010 Period was primarily attributable to a decrease in revenues from our vendor marketing programs and a slight decline in revenue generated by National CineMedia.

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

Operating Expenses

The following table summarizes certain operating expenses for the Fiscal 2010 Period, the Fiscal 2009 Period and the Fiscal 2008 Period (dollars in millions):

	Fiscal 2010 Period		Fiscal 2009 Period		Fiscal 2008 Period
	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs (1)	75.7	50.8	79.3	51.0	79.6	51.3
Cost of concessions (2)	7.6	13.8	8.6	14.2	8.6	13.8
Other theatre operating expenses (3)	87.7	41.6	90.4	40.5	92.5	41.1
Sale and leaseback rentals (3)	14.9	7.1	14.8	6.6	14.8	6.6
General and Administrative expenses (3)	6.4	3.0	6.8	3.0	6.8	3.0

(1)           Percentage of revenues calculated as a percentage of admissions revenues.

(2)           Percentage of revenues calculated as a percentage of concessions revenues.

(3)           Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues declined slightly to 50.8% during the Fiscal 2010 Period from 51.0% in the Fiscal 2009 Period. The decrease in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2010 Period was primarily the result of a reduction in newspaper advertising costs during such period, partially offset by higher film costs associated with the success of Avatar.

Film rental and advertising costs as a percentage of admissions revenues declined slightly to 51.0% during the Fiscal 2009 Period from 51.3% in the Fiscal 2008 Period. The decrease in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2009 Period was primarily the result of a reduction in newspaper advertising costs during such period.

Cost of Concessions

For the Fiscal 2010 Period, cost of concessions as a percentage of concession revenues was approximately 13.8%, compared to 14.2% for the Fiscal 2009 Period. The decrease in cost of concessions as a percentage of concessions revenues during the Fiscal 2010 Period was primarily related to selective price increases effected subsequent to the end of the Fiscal 2009 period, slightly lower raw material costs for certain items and a shift in the mix and sizes of products sold at the concession stand.  In addition, we also experienced an increase in the amount of vendor marketing revenue recorded as a reduction of cost of concessions during the Fiscal 2010 Period.

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

Other Theatre Operating Expenses

Other theatre operating expenses decreased $2.7 million, or 3.0%, to $87.7 million in the Fiscal 2010 Period, from $90.4 million in the Fiscal 2009 Period.  The decrease in other theatre operating expenses during the Fiscal 2010 Period as compared to the Fiscal 2009 Period was primarily driven by decreased variable payroll costs related to the decrease in attendance, a decrease in rent expense and non-rent occupancy costs resulting from the closure of 24 underperforming screens during the Fiscal 2010 Period, partially offset by increased costs associated with higher 3D film revenues and incremental DCIP related expenses.

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

Sale and Leaseback Rentals

Sale and leaseback expenses of $14.9 million for the Fiscal 2010 Period were consistent with that of the Fiscal 2009 Period and the Fiscal 2008 Period.  See Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of sale and leaseback transactions.

General and Administrative Expenses

During the Fiscal 2010 Period, general and administrative expenses decreased $0.4 million, or 5.9%, to $6.4 million, from $6.8 million in the Fiscal 2009 Period. Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC.  The decrease in general and administrative expenses during the Fiscal 2010 Period was due to the decrease in management fee costs incurred resulting from the decrease in total revenues during the Fiscal 2010 Period.  As a percentage of total revenues, general and administrative expenses remained consistent, at 3.0%, during the Fiscal 2010 Period and the Fiscal 2009 Period.

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

Depreciation and Amortization

During the Fiscal 2010 Period, depreciation and amortization expense increased $0.7 million, or 7.7%, to $9.8 million, from $9.1 million in the Fiscal 2009 Period.  The increase in depreciation and amortization expense during the Fiscal 2010 Period as compared to the Fiscal 2009 Period was primarily due to accelerated depreciation of $0.7 million related to the replacement of 35mm film projectors in connection with our conversion to digital projection systems.

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

Net loss on disposal and impairment of operating assets

Net loss on disposal and impairment of operating assets decreased $5.1 million, or 77.3%, to $1.5 million during the Fiscal 2010 Period, from $6.6 million in the Fiscal 2009 Period.  The decrease in net loss on disposal and impairment of operating assets during the Fiscal 2010 Period was primarily attributable to a $3.8 million charge for the remaining lease obligation related to the theatre transferred to Carolina Cinemas during the Fiscal 2009 Period and a gain of $1.2 million recorded in the Fiscal 2010 Period related to the final lease termination settlement for this theatre (See Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion).  In addition, the decrease was due to the satisfaction of remaining lease obligations related to the closure of an underperforming theatre and the impairment of three theatres during the Fiscal 2009 Period, partially offset by the satisfaction of remaining lease obligations related to the closure of an underperforming theatre during the Fiscal 2010 Period.

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

Income from Operations

Income from operations decreased $0.7 million, or 9.0%, to $7.1 million during the Fiscal 2010 Period, from $7.8 million in the Fiscal 2009 Period. The net decrease in income from operations during the Fiscal 2010 Period as compared to the Fiscal 2009 Period was primarily attributable to the overall decrease in total revenues and the increase in depreciation and amortization expense, partially offset by decreases in various operating expense line items including film rental and advertising costs, cost of concessions, other theatre operating expenses and administrative costs during the Fiscal 2010 Period along with a lower loss on disposal and impairment of operating assets.

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

Interest Income, Net

Net interest income of less than $0.1 million for the Fiscal 2010 Period was consistent with that of the Fiscal 2009 Period.

Net interest income totaled $0.1 million for the Fiscal 2009 Period, which represents a decrease of $0.3 million, or 75.0%, from that of the Fiscal 2008 Period.  The decrease in net interest income during the Fiscal 2009 Period was principally due to a decline in our average interest rate during this time period.

Income Taxes

The provision for income taxes increased $0.1 million, or 3.3%, to $3.1 million for the Fiscal 2010 Period, from $3.0 million for the Fiscal 2009 Period.  Accordingly, the effective tax rate was 43.7% and 38.0% for the Fiscal 2010 and Fiscal 2009 Periods, respectively.  The increase in the effective tax rate was primarily attributable to an increase in the valuation allowance during the Fiscal 2010 Period relative to state net operating loss carryforwards.  The effective tax rate for each period also reflects the impact of certain non-deductible expenses.

The provision for income taxes decreased $2.6 million, or 46.4%, to $3.0 million for the Fiscal 2009 Period, from $5.6 million for the Fiscal 2008 Period.  Accordingly, the effective tax rate was 38.0% and 39.7% for the Fiscal 2009 and Fiscal 2008 Periods, respectively.  The decrease in the effective tax rate was primarily attributable to the recognition of a tax benefit in the Fiscal 2009 Period relative to net operating losses that had not been previously recognized.  The effective tax rate for each period also reflects the impact of certain non-deductible expenses.

Net Income Attributable to Controlling Interest

During the Fiscal 2010 Period, net income attributable to controlling interest totaled $4.0 million, which represents a decrease of $0.8 million, from net income attributable to controlling interest of $4.8 million in the Fiscal 2009 Period.  The decrease in net income attributable to controlling interest for the Fiscal 2010 Period was primarily attributable to the decrease in operating income coupled with an increase in income taxes described above.

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

Quarterly Results

The following tables set forth selected unaudited quarterly results for the eight quarters ended December 30, 2010. The quarterly financial data as of each period presented below have been derived from UATC’s unaudited condensed consolidated financial statements for those periods. Results for these periods are not necessarily indicative of results for the full year. The quarterly financial data should be read in conjunction with the consolidated financial statements of UATC and notes thereto included in Part II, Item 8 of this Form 10-K.

	Dec. 30, 2010	Sept. 30, 2010	July 1, 2010	April 1, 2010	Dec. 31, 2009	Oct. 1, 2009	July 2, 2009	April 2, 2009
			(in millions)
Total revenues	$47.1	$55.3	$56.3	$52.0	$56.7	$53.5	$61.5	$51.7
Income (loss) from operations	2.2	3.5	3.4	(2.0)	2.8	1.9	2.0	1.1
Net income (loss) attributable to controlling interest	1.0	2.2	2.0	(1.2)	1.8	1.2	1.1	0.7

Liquidity and Capital Resources

On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, investments, general corporate purposes related to corporate operations and debt service.  The principal sources of liquidity are cash generated from operations and cash on hand.

Operating Activities

Our revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit cards at the point of sale. Our operating expenses are primarily related to film and advertising costs, rent and occupancy, and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues and the cost of the Company’s concessions are generally paid to vendors approximately 30 to 35 days from purchase.  Our current liabilities generally include items that will become due within 12 months. In addition, from time to time, we may use cash from operations to fund dividends to our Parent in excess of net income attributable to controlling interest and cash flows from operating activities less cash flows from investing and other financing activities. As a result, at any given time, our balance sheet may reflect a working capital deficit.

Net cash flows provided by operating activities totaled approximately $5.3 million, $18.7 million and $14.9 million for the Fiscal 2010 Period, the Fiscal 2009 Period and the Fiscal 2008 Period, respectively. The decrease in net cash flows generated from operating activities for the Fiscal 2010 Period as compared to the Fiscal 2009 Period was primarily attributable to a reduction in operating income, coupled with the timing of certain Fiscal 2010 Period vendor and income tax payments.  The increase in net cash flows generated from operating activities for the Fiscal 2009 Period as compared to the Fiscal 2008 Period was primarily attributable to an increase in working capital, primarily due to the timing of certain Fiscal 2009 Period vendor payments.

Investing Activities

Our capital requirements have historically arisen principally in connection with retrofitting existing theatres, upgrading the Company’s theatre facilities (including digital 3D screens) and replacing equipment. We fund the cost of capital expenditures through internally generated cash flows and cash on hand.

The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets.  We currently expect capital expenditures for theatre expansion, upgrading and equipment replacements to be in the range of approximately $4.0 million to $8.0 million in fiscal year 2011.

On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection. DCIP’s financing raised $660.0 million, consisting of $445.0 million in senior bank debt, $135.0 million in additional junior capital and approximately $80.0 million in equity contributions (consisting of cash and existing digital projection systems) from Regal, AMC and Cinemark.  Concurrent with the closing of the financing, RCI entered into the Master Lease and other Digital Cinema Agreements with Kasima, LLC, a wholly-owned subsidiary of DCIP. Subsequent to the execution of the Digital Cinema Agreements, UATC distributed its existing digital projection systems with a net book value of approximately $2.7 million to RCI. Each of Regal, AMC and Cinemark has an equal voting interest in DCIP.

The costs of implementing digital projection in our theatres will be substantially funded by DCIP. We expect DCIP to fund the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including Regal.  We will bear operating and maintenance costs with respect to digital projection systems in our theatres, which we expect to be relatively comparable to what we currently spend on our conventional film projectors. In accordance with the Master Lease, RCI entered into a Sublease to provide the digital projection systems to UATC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option.  Under the Master Lease and the Sublease, UATC pays RCI annual minimum rent of $1,000 per digital projection system for the first six and a half years from the effective date of the agreement and is, upon certain conditions, subject to minimum annual rent of $3,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term. UATC is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease and the Sublease. Certain of the other rent payments are subject to either a monthly or an annual maximum. UATC accounts for the Sublease as an operating lease for accounting purposes. The initial financing is expected to cover the cost of conversion to digital projection for substantially all of our circuit’s screens. We ultimately expect to outfit all of our screens with digital projection systems, with approximately 40% of our total screens being digital 3D capable and intend to complete the conversion of our entire circuit in approximately three to four years.  As of December 30, 2010, we operated 206 screens outfitted with digital projection systems, 158 of which are digital 3D capable.

During the early stage of deployment, the Company is focusing on an accelerated deployment of 3D compatible digital projection systems to a majority of its first run U.S. theatres. We believe the installation of digital 3D projection systems will allow us to offer our patrons premium 3D format movie experiences, which we believe will generate incremental revenue and cash flows for the Company. We remain optimistic about the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see continued support of 3D film product by the major motion picture studios.

Net cash flows used in investing activities totaled approximately $4.8 million, $4.7 million and $4.0 million for the Fiscal 2010 Period, the Fiscal 2009 Period and the Fiscal 2008 Period, respectively.  Contributing to the $0.1 million increase in cash flows used in investing activities during the Fiscal 2010 Period, as compared to the Fiscal 2009 Period, was fewer proceeds from the disposition of assets of approximately $0.1 million during the Fiscal 2010 Period and $0.1 million in partnership distributions during the Fiscal 2010 Period, partially offset by capital expenditures that were approximately $0.1 million lower during the Fiscal 2010 Period.  The $0.7 million increase in cash flows used in investing activities during the Fiscal 2009 Period as compared to the Fiscal 2008 Period was primarily due to the incremental capital expenditures of approximately $0.2 million during the Fiscal 2009 Period coupled with the impact of the $0.9 million of proceeds received in the Fiscal 2008 Period in connection with the sale of the Company’s equity interest in Fandango and fewer proceeds from the disposition of assets of approximately $0.1 million during the Fiscal 2009 Period, partially offset by the $0.5 million in partnership distributions during the Fiscal 2008 Period.

Financing Activities

Net cash flows used in financing activities were approximately $7.9 million, $7.0 million and $8.2 million for the Fiscal 2010 Period, the Fiscal 2009 Period and the Fiscal 2008 Period, respectively. The net increase in cash flows used in financing activities during the Fiscal 2010 Period as compared to the Fiscal 2009 Period of $0.9 million was primarily attributable to the change in the related party receivable of $0.9 million during the Fiscal 2010 Period as compared to the Fiscal 2009 Period.  The net decrease in cash flows used in financing activities during the Fiscal 2009 Period as compared to the Fiscal 2008 Period of $1.2 million was primarily attributable to the change in the related party receivable of $1.3 million during the Fiscal 2009 Period as compared to the Fiscal 2008 Period, partially offset by an increase of $0.1 million in debt payments incurred during the Fiscal 2009 Period.

Sale-Leaseback Transactions

For information regarding our various sale and leaseback transactions, refer to Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Contractual Cash Obligations and Commitments

The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases, including leases that are subject to sale and leaseback transactions, as further described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.  Other than operating leases that are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing.  As of December 30, 2010, the Company’s estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
Contractual Obligations	Total	Current	13-36 Months	37-60 Months	After 60 Months
Capital lease obligations, including interest(1)	$1.9	$0.3	$0.7	$0.7	$0.2
Purchase commitments(2)	0.1	0.1	—	—	—
Operating leases(3)	178.1	33.5	56.4	52.7	35.5
Total contractual cash obligations	$180.1	$33.9	$57.1	$53.4	$35.7

(1)               The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of December 30, 2010. Future interest payments are calculated based on interest rates implicit in the underlying leases, which have an interest rate of 10.0%, maturing in 2016. Refer to Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our capital lease obligations.

(2)               Includes estimated capital expenditures to which we were committed as of December 30, 2010, including improvements associated with existing theatres and the estimated cost of ADA related betterments.

(3)               We enter into operating leases in the ordinary course of business.  Such lease agreements provide us with the option to renew the leases at defined or then fair value rental rates for various periods.  Our future operating lease obligations would change if we exercised these renewal options or if we enter into additional operating lease agreements.  Our operating lease obligations are further described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

UATC’s market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates.  As of December 30, 2010, the Company maintained no debt obligations bearing floating interest rates.

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

Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of such controls as of December 30, 2010. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that the Company’s internal control over financial reporting is effective as of December 30, 2010.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s independent registered public accounting firm.

/s/ AMY E. MILES	/s/ DAVID H. OWNBY
Amy E. Miles	David H. Ownby
President (Principal Executive Officer)	Vice President and Treasurer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors

United Artists Theatre Circuit, Inc.:

We have audited the accompanying consolidated balance sheets of United Artists Theatre Circuit, Inc. and subsidiaries (the Company) as of December 30, 2010 and December 31, 2009, and the related consolidated statements of operations, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 30, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Artists Theatre Circuit, Inc. and subsidiaries as of December 30, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Nashville, Tennessee
March 18, 2011

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$52.4	$59.8
Receivables	1.3	2.0
Prepaid expenses, concession inventory and other current assets	1.2	1.1
Deferred income tax asset	2.1	2.0
Total current assets	57.0	64.9
Property and equipment:
Land	3.3	3.3
Buildings, leasehold improvements and equipment	130.8	128.6
Total property and equipment	134.1	131.9
Accumulated depreciation and amortization	(88.9)	(78.8)
Total property and equipment, net	45.2	53.1
Goodwill	7.1	7.1
Other non-current assets	2.9	0.2
Total assets	$112.2	$125.3
Liabilities and Equity
Current liabilities:
Accounts payable	$8.3	$12.6
Accrued expenses and other	6.7	5.5
Current portion of debt obligations	0.2	0.2
Total current liabilities	15.2	18.3
Other non-current liabilities	0.9	3.7
Non-current deferred revenue	24.8	25.2
Long-term debt, less current portion	1.3	1.5
Deferred income tax liability	21.7	21.8
Total liabilities	63.9	70.5
Equity:
Preferred stock, $1.00 par value; 500,000 shares authorized, no shares issued and outstanding at December 30, 2010 and December 31, 2009	—	—
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at December 30, 2010 and December 31, 2009	—	—
Additional paid-in capital	93.2	93.2
Retained earnings	35.6	31.6
Related party receivables	(80.7)	(70.3)
Total stockholder’s equity of United Artists Theatre Circuit, Inc.	48.1	54.5
Noncontrolling interest	0.2	0.3
Total equity	48.3	54.8
Total liabilities and equity	$112.2	$125.3

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Year Ended December 30, 2010	Year Ended December 31, 2009	Year Ended January 1, 2009
Revenues:
Admissions	$149.0	$155.4	$155.3
Concessions	55.0	60.7	62.2
Other operating revenues	6.7	7.3	7.6
Total revenues	210.7	223.4	225.1

Operating expenses:
Film rental and advertising costs	75.7	79.3	79.6
Cost of concessions	7.6	8.6	8.6
Other theatre operating expenses	87.7	90.4	92.5
Sale and leaseback rentals	14.9	14.8	14.8
General and administrative expenses	6.4	6.8	6.8
Depreciation and amortization	9.8	9.1	10.0
Net loss on disposal and impairment of operating assets	1.5	6.6	—
Total operating expenses	203.6	215.6	212.3
Income from operations	7.1	7.8	12.8
Other income:
Interest income, net	—	(0.1)	(0.4)
Gain on sale of Fandango interest	—	—	(0.9)
Total other income, net	—	(0.1)	(1.3)
Income before income taxes	7.1	7.9	14.1
Provision for income taxes	3.1	3.0	5.6
Net income	4.0	4.9	8.5
Noncontrolling interest, net of tax	—	(0.1)	(0.1)
Net income attributable to controlling interest	$4.0	$4.8	$8.4

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(in millions)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Intercompany and Related Party Receivables	Total Stockholders’ Equity of UATC	Noncontrolling Interest	Total Equity
Balances at December 27, 2007	$—	$—	$93.2	$18.4	$(55.5)	$56.1	$0.7	$56.8
Net income and comprehensive income	—	—	—	8.4	—	8.4	—	8.4
Change in related party receivables	—	—	—	—	(8.2)	(8.2)	—	(8.2)
Noncontrolling interest adjustment	—	—	—	—	—	—	(0.5)	(0.5)
Balances at January 1, 2009	—	—	93.2	26.8	(63.7)	56.3	0.2	56.5
Net income and comprehensive income	—	—	—	4.8	—	4.8	—	4.8
Change in related party receivables	—	—	—	—	(6.6)	(6.6)	—	(6.6)
Noncontrolling interest adjustment	—	—	—	—	—	—	0.1	0.1
Balances at December 31, 2009	—	—	93.2	31.6	(70.3)	54.5	0.3	54.8
Net income and comprehensive income	—	—	—	4.0	—	4.0	—	4.0
Change in related party receivables	—	—	—	—	(10.4)	(10.4)	—	(10.4)
Noncontrolling interest adjustment	—	—	—	—	—	—	(0.1)	(0.1)
Balances at December 30, 2010	$—	$—	$93.2	$35.6	$(80.7)	$48.1	$0.2	$48.3

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 30, 2010	Year ended December 31, 2009	Year ended January 1, 2009
Cash flows from operating activities:
Net income	$4.0	$4.9	$8.5
Adjustments to reconcile net income to net cash provided by operating activities:
Effect of leases with escalating minimum annual rentals	(1.2)	(1.2)	(0.9)
Depreciation and amortization	9.8	9.1	10.0
Net loss on disposal and impairment of operating assets	1.5	6.6	—
Gain on sale of Fandango interest	—	—	(0.9)
Deferred income tax (benefit) expense	(0.2)	(0.4)	2.6
Changes in operating assets and liabilities:
Receivables	0.7	(0.2)	(0.2)
Prepaid expenses, concession inventory and other assets	(2.8)	(0.3)	—
Accounts payable	(4.3)	2.2	(2.6)
Deferred revenue	(0.4)	(0.3)	(0.3)
Accrued expenses and other liabilities	(1.8)	(1.7)	(1.3)
Net cash provided by operating activities	5.3	18.7	14.9
Cash flows from investing activities:
Capital expenditures	(4.8)	(4.9)	(4.7)
Proceeds from disposition of assets, net	0.1	0.2	0.3
Proceeds from the sale of Fandango interest	—	—	0.9
Distributions to partnership	(0.1)	—	(0.5)
Net cash used in investing activities	(4.8)	(4.7)	(4.0)
Cash flows from financing activities:
Debt payments	(0.2)	(0.2)	(0.1)
Increase in related party receivables	(7.7)	(6.8)	(8.1)
Net cash used in financing activities	(7.9)	(7.0)	(8.2)
Net increase (decrease) in cash and cash equivalents	(7.4)	7.0	2.7
Cash and cash equivalents:
Beginning of year	59.8	52.8	50.1
End of year	$52.4	$59.8	$52.8
Supplemental cash flow information:
Cash paid for interest	$0.2	$0.0	$0.1
Cash paid for income taxes, net of refunds received	$0.6	$0.2	$0.4

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2010, December 31, 2009 and January 1, 2009

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

UATC operates 543 screens in 62 theatres in 18 states as of December 30, 2010. As of December 31, 2009, UATC operated 567 screens in 65 theatres in 19 states. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2008) results in a 53-week fiscal year.

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

On February 12, 2007, Regal, along with AMC Entertainment, Inc. (“AMC”) and Cinemark, Inc. (“Cinemark”), formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company (‘‘DCIP’’), to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema in our theatres. Each of Regal, AMC and Cinemark has an equal voting interest in DCIP. On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection. DCIP’s financing raised approximately $660.0 million, consisting of approximately $445.0 million in senior bank debt, approximately $135.0 million in additional junior capital and approximately $80.0 million in equity contributions (consisting of cash and existing digital projection systems) from Regal, AMC and Cinemark.  Concurrent with the closing of the financing, RCI entered into a master equipment lease agreement (the “Master Lease”) and other related agreements (collectively, the “Digital Cinema Agreements”) with Kasima, LLC, a wholly-owned subsidiary of DCIP. Subsequent to the execution of the Digital Cinema Agreements, UATC distributed its existing digital projection systems with a net book value of approximately $2.7 million to RCI.

We expect DCIP to fund the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including Regal. In accordance with the Master Lease, RCI will sublease (the “Sublease”) the digital projection systems to UATC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option.  Under the Master Lease and the Sublease, UATC pays RCI annual minimum rent of $1,000 per digital projection system for the first six and a half years from the effective date of the agreement and is, upon certain conditions, subject to minimum annual rent of $3,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term. UATC is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease and the Sublease. Certain of the other rent payments are subject to either a monthly or an annual maximum. UATC accounts for the Sublease as an operating lease for accounting purposes.

During 2010, the Company focused on an accelerated deployment of 3D compatible digital projection systems to a majority of its first run U.S. theatres and expects to continue the accelerated 3D deployment into the first half of 2011.  With respect to the Company’s existing 35mm film projection equipment that is scheduled to be replaced with digital projection systems, the Company has begun to accelerate depreciation on such 35 mm film projection equipment over the expected deployment schedule since the Company plans to dispose of such equipment prior to the end of their useful lives. To that end, during the year ended December 30, 2010, the Company recorded approximately $0.7 million of accelerated depreciation related to such 35mm film projection equipment.  As of December 30, 2010, we operated 206 screens outfitted with digital projection systems, 158 of which are digital 3D capable.

In conjunction with Regal’s acquisition of Consolidated Theatres Holdings, G.P. (“Consolidated Theatres”) on April 30, 2008, Regal entered into a final judgment with the Antitrust Division of the United States Department of Justice (“DOJ”) to hold separate and divest of four theatres comprising 52 screens in North Carolina.  One of the four theatres subject to the judgment was an existing ten screen theatre leased by UATC with declining cash flows.  The assets of this theatre had been previously impaired due to its declining cash flows.  On April 30, 2009, pursuant to the final judgment between Regal and the DOJ, UATC transferred the theatre to another theatre operator, Carolina Cinemas LLC (“Carolina Cinemas”).  In order to implement the assignment of this theatre, UATC entered into an operating agreement with Carolina Cinemas to address various matters including, without limitation, the use of equipment owned by UATC, as well as payment of annual rent during the agreement.  Pursuant to this operating agreement, until the lease for this theatre expires on December 31, 2017, UATC shall be solely responsible for paying the landlord the rent due under the lease.  As a result of this agreement, UATC recorded a liability of approximately $4.2 million for the present value of the total remaining lease obligation for this theatre assigned to Carolina Cinemas.  Furthermore, as a result of this obligation, the Company recorded an impairment charge of approximately $3.8 million in the accompanying consolidated statements of operations for the year ended December 31, 2009 as a component of “Net loss on disposal and impairment of operating assets.” Accretion expense will be recorded monthly based on the incremental borrowing rate over the term of the lease. On September 20, 2010, Carolina Cinemas informed UATC that it would no longer operate this theatre.  Subsequently the Company negotiated an early lease termination with the landlord resulting in a gain of approximately $1.2 million in the accompanying consolidated statements of operations for the year ended December 30, 2010.

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

Revenue Recognition

Revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit card at the point of sale. Other operating revenues consist primarily of product advertising (including vendor marketing programs) and other ancillary revenues that are recognized as income in the period earned. The Company generally recognizes payments received attributable to the marketing and advertising services provided by the Company under certain vendor programs as revenue in the period in which the related impressions are delivered. Such impressions are measured by the concession product sales volume, which is a mutually agreed upon proxy of attendance and reflects the Company’s marketing and advertising services delivered to its vendors. In instances where the consideration received is in excess of fair value of the advertising services provided, the excess is recorded as a reduction of concession costs. The Company recognizes revenue associated with gift cards and advanced ticket sales at such time as the items are redeemed.

Cash Equivalents

The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents.  At December 30, 2010, the Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

Inventories

Inventories consist of concession products and theatre supplies. The Company states inventories on the basis of first-in, first-out (FIFO) cost, which is not in excess of net realizable value.

Property and Equipment

The Company states property and equipment at cost. Major renewals and improvements are capitalized, while maintenance and repairs that do not improve or extend the lives of the respective assets, are expensed currently.  Gains and losses from disposition of property and equipment are included in income and expense when realized.

The Company capitalizes the cost of computer equipment, system hardware and purchased software ready for service. During the years ended December 30, 2010 and December 31, 2009, the Company capitalized approximately less than $0.1 million and $0.3 million, respectively, of such costs, which were associated primarily with (i) new point-of-sale devices at the Company’s box offices and concession stands, (ii) new ticketing kiosks, and (iii) computer hardware and software purchased for the Company’s theatre locations. The Company also capitalizes certain direct external costs associated with software developed for internal use after the preliminary software project stage is completed and Company management has authorized further funding for a software project and it is deemed probable of completion. We capitalize these external software development costs only until the point at which the project is substantially complete and the software is ready for its intended purpose.

The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Buildings	20-30 years
Equipment	3-20 years
Leasehold improvements	Lesser of term of lease or asset life
Computer equipment and software	3-5 years

As of December 30, 2010 and December 31, 2009, included in property and equipment is $2.7 million of assets accounted for under capital leases, before accumulated depreciation of $1.7 million and $1.5 million, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

Goodwill

The carrying amount of goodwill was $7.1 million for the years ended December 30, 2010 and December 31, 2009. The Company evaluates goodwill for impairment annually or more frequently as specific events or circumstances dictate.

Under FASB Accounting Standards Codification (“ASC”) Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill, the Company has identified its reporting units to be the designated market areas in which the Company conducts its theatre operations. If the carrying value of the reporting unit exceeds its fair value the Company is required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The Company determines fair value by using an enterprise valuation methodology determined by applying multiples to cash flow estimates less net indebtedness, which the Company believes is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value and such management estimates fall under Level 3 within the fair value measurement hierarchy. The Company’s annual goodwill impairment assessments for the years ended December 30, 2010 and December 31, 2009 indicated that the fair value of its reporting units exceeded their carrying value and therefore, goodwill was not deemed to be impaired.

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

The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date or the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period unless it is probable the lease period will be extended and may be less than the remaining lease period when the Company does not expect to operate the theatre to the end of its lease term. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose. Significant judgment is involved in estimating cash flows and fair value.  Management’s estimates (Level 3 inputs as described in ASC Topic 820, Fair Value Measurements and Disclosures) are based on historical and projected operating performance, recent market transactions and current industry trading multiples.

This analysis resulted in the recording of impairment charges of $1.7 million for the year ended December 31, 2009. There was no impairment of long-lived assets during the years ended December 30, 2010 and January 1, 2009.  The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

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

The Company records rent expense for its operating leases with contractual rent increases in accordance with ASC Subtopic 840-20, Leases—Operating Leases on a straight-line basis from the “lease commencement date” as specified in the lease agreement until the end of the base lease term.

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

In accordance with ASC Subtopic 840-20, we expense rental costs incurred during construction periods for operating leases as such costs are incurred. For rental costs incurred during construction periods for both operating and capital leases, the “lease commencement date” is the date at which we gain access to the leased asset. Historically, and for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, these rental costs have not been significant to our consolidated financial statements.

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

Investments

During the year ended January 1, 2009, the Company received an additional $0.9 million of sale proceeds related to the sale of its equity interest in Fandango, Inc. (“Fandango”). Accordingly, the Company recognized an additional gain of $0.9 million ($0.6 million after tax) during the year ended January 1, 2009.

Deferred Revenue

Deferred revenue relates primarily to the amount we received for agreeing to the existing exhibitor service agreement (“ESA”) modification described in Note 5—“Related Party Transactions.” The amount we received for agreeing to the ESA modification will be amortized to advertising revenue over the 30 year term of the agreement following the units of revenue method as described in Note 5—“Related Party Transactions.”  As of December 30, 2010 and December 31, 2009, approximately $24.8 million and $25.2 million of deferred revenue related to the ESA was recorded as a component of non-current deferred revenue in the accompanying consolidated balance sheets.

Deferred Rent

The Company recognizes rent on a straight-line basis after considering the effect of rent escalation provisions resulting in a level monthly rent expense for each lease over its term. The deferred rent asset is included in other non-current assets in the accompanying consolidated balance sheets.

Film Costs

The Company estimates its film cost expense and related film cost payable based on management’s best estimate of the ultimate settlement of the film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film’s theatrical run, but is typically “settled” within two to three months of a particular film’s opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement.

Loyalty Program

Members of the Regal Crown Club® earn credits for each dollar spent at one of our theatres and earn concession or ticket awards based on the number of credits accumulated. Because we believe that the value of the awards granted to our Regal Crown Club® members is insignificant in relation to the value of the transactions necessary to earn the award, the Company records the estimated incremental cost of providing awards under our Regal Crown Club® loyalty program at the time the awards are earned. Historically, and for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, the costs of these awards have not been significant to our consolidated financial statements.

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

Segments

As of December 30, 2010, December 31, 2009 and January 1, 2009, UATC managed its business under one reportable segment: theatre exhibition operations.

Comprehensive Income

Net income and comprehensive income were the same for all years presented.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No. 160 was adopted by the Company on January 2, 2009. The adoption had the effect of reclassifying amounts previously classified under “minority interest” (approximately $0.1 million as of January 1, 2009 and December 27, 2007) to a component of equity under “noncontrolling interest” in the accompanying consolidated balance sheets and consolidated statements of equity and comprehensive income (loss).  Amounts previously classified under “minority interest in earnings of consolidated subsidiaries” are now classified as “noncontrolling interest” and presented net of tax below “net income” to arrive at “net income attributable to controlling interest” in the accompanying consolidated statements of operations.

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 168 became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant guidance of the Securities and Exchange Commission (the “Commission”) organized using the same topical structure in separate sections. SFAS No. 168 was effective for financial statements issued for reporting periods that end after September 15, 2009. The Company adopted the provisions of this guidance as of October 1, 2009.  The adoption did not have an impact on the Company’s consolidated financial position, cash flows or results of operations.

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

(4)      Debt Obligations

Debt obligations are summarized as follows (amounts in millions):

	December 30, 2010	December 31, 2009
Debt obligations (a)	$1.5	$1.7
Less current portion	(0.2)	(0.2)
Long-term debt	$1.3	$1.5

(a)                                  Debt obligations include $1.5 million and $1.7 million of capital lease obligations as of December 30, 2010 and December 31, 2009, which have an interest rate of 10.0%, maturing in 2016.

The aggregate annual maturities of debt obligations are as follows (amounts in millions):

2011	$0.3
2012	0.3
2013	0.4
2014	0.3
2015	0.4
Thereafter	0.2
1.9
Less interest on capital leases	(0.4)
Totals	$1.5

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

RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the years ended December 30, 2010, December 31, 2009 and January 1, 2009, UATC recorded management fee expenses of approximately $6.4 million, $6.8 million and $6.8 million, respectively, related to this arrangement.  Such fees have been recorded in the accompanying consolidated statements of operations as a component of “General and Administrative” expenses.

As of December 30, 2010, the Company’s related party receivables totaled approximately $80.7 million, which represents an increase of $10.4 million from $70.3 million as of December 31, 2009. The increase in these receivables was due primarily to timing of the intercompany cash collections and disbursements, as described above and the distribution of existing digital projection systems with a net book value of approximately $2.7 million to RCI.

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

As a result of the amendment to the ESA and related modification payment, RCI recognizes various types of other revenue from National CineMedia, including per patron and per digital screen theatre access fees, net of payments for on-screen advertising time provided to our beverage concessionaire, other NCM revenue (such as meeting and event services, live and pre-recorded concerts, sporting events and other entertainment programming content) and amortization of upfront ESA modification fees utilizing the units of revenue amortization method.

These revenues are presented as a component of other operating revenues in the Company’s financial statements and consist of the following (amounts in millions):

	Year Ended December 30, 2010	Year Ended December 31, 2009	Year Ended January 1, 2009
Theatre access fees per patron	$1.2	$1.3	$1.4
Theatre access fees per digital screen	0.4	0.4	0.4
Other NCM revenue	0.1	0.2	0.3
Amortization of ESA modification fees	0.4	0.3	0.3
Payments for beverage concessionaire advertising	(1.1)	(1.1)	(1.1)
Total	$1.0	$1.1	$1.3

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

Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of December 30, 2010, are summarized for the following fiscal years (in millions):

2011	$33.5
2012	29.2
2013	27.2
2014	26.4
2015	26.3
Thereafter	35.5
$178.1

Rent expense, including sale and leaseback rentals of $14.9 million, $14.8 million and $14.8 million, for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, under such operating leases amounted to $36.3 million, $37.4 million and $38.7 million for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively. Contingent rent expense was $1.5 million, $1.4 million and $1.3 million for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively.

Sale-Leaseback Transactions

The Company has historically entered into sale and leaseback transactions whereby owned properties were sold and leased back under operating leases. The minimum rentals for these operating leases are included in the table above.

In December 1995, UATC entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of December 30, 2010, 12 theatres were subject to the sale leaseback transaction and approximately $33.5 million in principal amount of pass-through certificates were outstanding.

(7)      Income Taxes

The components of the provision for income taxes for income from operations for each of the fiscal years were as follows (in millions):

	Year Ended December 30, 2010	Year Ended December 31, 2009	Year Ended January 1, 2009
Federal:
Current	$3.0	$2.9	$2.8
Deferred	(0.8)	(0.3)	1.8
Total Federal	2.2	2.6	4.6
State:
Current	0.3	0.5	0.2
Deferred	0.6	(0.1)	0.8
Total State	0.9	0.4	1.0
Total income tax provision	$3.1	$3.0	$5.6

The reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows (in millions):

	Year Ended December 30, 2010	Year Ended December 31, 2009	Year Ended January 1, 2009
Provision calculated at federal statutory income tax rate	$2.5	$2.8	$4.9
State and local income taxes, net of federal benefit	0.4	0.3	0.6
Increase to valuation allowance	0.1	—	—
Other	0.1	(0.1)	0.1
Total income tax provision	$3.1	$3.0	$5.6

Significant components of the Company’s net deferred tax liability consisted of the following at (in millions):

	December 30, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carryforward	$16.2	$18.0
Excess of tax basis over book basis of fixed assets	16.2	16.0
Accrued expenses	0.3	0.3
Deferred revenue	10.0	10.2
Other	0.9	1.5
Total deferred tax assets before valuation allowance	43.6	46.0
Valuation allowance	(3.2)	(3.1)
Total deferred tax assets after valuation allowance	40.4	42.9
Deferred tax liabilities:
Deferred gain on sale of theatres	(31.1)	(34.7)
Excess of book basis over tax basis of intangible assets	(27.9)	(27.8)
Other	(1.0)	(0.2)
Total deferred tax liabilities	(60.0)	(62.7)
Net deferred tax liability	$(19.6)	$(19.8)

As of December 30, 2010, the Company had net operating loss carryforwards for federal income tax purposes of approximately $32.0 million with expiration commencing during 2019. The Company’s net operating loss carryforwards were generated by the predecessor entities of UATC. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, the Company’s ability to utilize the net operating losses may be impaired as a result of the “ownership change” limitations.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at December 30, 2010 and December 31, 2009 totaling $3.2 million and $3.1 million, respectively, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

As of December 30, 2010 and December 31, 2009, the Company had no unrecognized tax benefits. The Company does not believe that its gross unrecognized tax benefits will change within the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of December 30, 2010 and December 31, 2009, the Company had not accrued any interest or penalties associated with unrecognized tax benefits.  No interest and penalties were recognized in the statement of income for the periods ended December 30, 2010 and December 31, 2009.

The Company files income tax returns in the U.S. federal jurisdiction and certain state jurisdictions as part of the REG income tax filings and files separate income tax returns in various other state jurisdictions as well.  REG and the Company are no longer subject to U.S. federal income tax examinations by taxing authorities for years before 2007, and with limited exceptions, are no longer subject to state income tax examinations before 2006.  However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year.

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

In addition, we, from time to time, receive letters from the state officials in states where we operate theatres regarding investigation into the accessibility of our theatres to persons with visual impairments or the deaf and hard of hearing.  In addition, on July 20, 2010, the DOJ issued Advance Notice of Proposed Rulemaking concerning the provision of closed captioning and descriptive audio within the theatre environment.  Significantly, this is the first time the DOJ has stated that while open captioning may not be required by the Americans with Disabilities Act of 1990, closed captioning is so required. We believe we provide the members of the visually and hearing impaired communities with reasonable access to the movie-going experience but are further evaluating our options in the digital format and potential compliance issues related to same.

We believe that we are in substantial compliance with all current applicable regulations relating to accommodations for the disabled. We intend to comply with future regulations in this regard and except as set forth above, we do not currently anticipate that compliance will require us to expend substantial funds.  Our theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship, health and sanitation and environmental protection requirements.  We believe that we are in substantial compliance with all relevant laws and regulations.

The Company and its subsidiaries are also presently involved in various legal proceedings arising in the ordinary course of its business operations, including, but not limited to, personal injury claims, employment and contractual matters. The Company believes it has adequately provided for the litigation or settlement of such matters. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company’s consolidated financial position, results of operations or cash flows.

(9)      Capital Stock and Share Based Compensation

Common and Preferred Stock

UATC is authorized to issue 1,000 shares of its $1.00 par value common stock, of which 100 shares are issued and outstanding at December 30, 2010, and are all held by the Parent.  At December 30, 2010, the Company has 500,000 shares of preferred stock authorized with none issued.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 30, 2010, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 30, 2010, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting is included in Part II, Item 8, on page 26 of this Form 10-K, which is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

KPMG LLP (“KPMG”) served as our independent registered public accounting firm for the fiscal years ended December 30, 2010 and December 31, 2009.  For such fiscal years, we paid fees for services from KPMG as discussed below.

•                  Audit Fees. The aggregate fees billed for professional services rendered by KPMG for the audit of our annual consolidated financial statements included in our Form 10-K and the reviews of the consolidated financial statements included in our Forms 10-Q were approximately $80,595 for the fiscal year ended December 30, 2010 and $83,160 for the fiscal year ended December 31, 2009.

•                  Audit-Related Fees. The Company did not incur any aggregate fees for professional services rendered by KPMG for assurances and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements for the fiscal year ended December 30, 2010 and for the fiscal year ended December 31, 2009.

•                  Tax Fees. The Company did not incur any aggregate fees billed for professional services rendered by KPMG related to federal and state tax compliance, tax advice and tax planning for the fiscal year ended December 30, 2010 and for the fiscal year ended December 31, 2009. All of these services are permitted non-audit services.

•                  All Other Fees. The Company did not incur any aggregate fees for all other services rendered by KPMG for the fiscal year ended December 30, 2010 and for the fiscal year ended December 31, 2009.

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

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm - Consolidated Financial Statements

UATC’s Consolidated Balance Sheets as of December 30, 2010 and December 31, 2009

UATC’s Consolidated Statements of Operations for the fiscal years ended December 30, 2010, December 31, 2009 and January 1, 2009

UATC’s Consolidated Statements of Equity and Comprehensive Income for the fiscal years ended December 30, 2010, December 31, 2009 and January 1, 2009

UATC’s Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2010, December 31, 2009 and January 1, 2009

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

UNITED ARTISTS THEATRE CIRCUIT, INC.

March 18, 2011	By:	/s/ AMY E. MILES
Amy E. Miles
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ AMY E. MILES	Director and President (Principal Executive Officer)	March 18, 2011
Amy E. Miles

/s/ DAVID H. OWNBY	Director, Vice President and Treasurer (Principal Financial Officer	March 18, 2011
David H. Ownby	and Principal Accounting Officer)

/s/ GREGORY W. DUNN	Director	March 18, 2011
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