Form 10-Q
period 2011-03-31
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2011-05-16
CIK 889570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of $1.00 par value common stock at May 16, 2011 was 100 shares.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31, 2011	December 30, 2010
Assets
Current assets:
Cash and cash equivalents	$41.9	$52.4
Receivables	0.5	1.3
Prepaid expenses, concession inventory and other current assets	4.8	1.2
Deferred income tax asset	0.4	2.1
Total current assets	47.6	57.0
Property and equipment:
Land	3.3	3.3
Buildings, leasehold improvements and equipment	131.6	130.8
Total property and equipment	134.9	134.1
Accumulated depreciation and amortization	(91.0)	(88.9)
Total property and equipment, net	43.9	45.2
Goodwill	7.1	7.1
Other non-current assets	3.2	2.9
Total assets	$101.8	$112.2
Liabilities and Equity
Current liabilities:
Accounts payable	$6.8	$8.3
Accrued expenses and other	3.9	6.7
Current portion of debt obligations	0.2	0.2
Total current liabilities	10.9	15.2
Other non-current liabilities	1.1	0.9
Non-current deferred revenue	24.7	24.8
Long-term debt, less current portion	1.2	1.3
Deferred income tax liability	20.8	21.7
Total liabilities	58.7	63.9
Equity:
Preferred stock, $1.00 par value; 500,000 shares authorized, no shares issued and outstanding at March 31, 2011 and December 30, 2010	––	––
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at March 31, 2011 and December 30, 2010	––	––
Additional paid-in capital	93.2	93.2
Retained earnings	34.7	35.6
Related party receivables	(84.9)	(80.7)
Total stockholder’s equity of United Artists Theatre Circuit, Inc.	43.0	48.1
Noncontrolling interest	0.1	0.2
Total equity	43.1	48.3
Total liabilities and equity	$101.8	$112.2

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Quarter Ended March 31, 2011	Quarter Ended April 1, 2010
Revenues:
Admissions	$29.1	$36.7
Concessions	10.9	13.7
Other operating revenues	1.4	1.6
Total revenues	41.4	52.0
Operating expenses:
Film rental and advertising costs	14.0	18.7
Cost of concessions	1.5	2.0
Other theatre operating expenses	19.7	22.7
Sale and leaseback rentals	3.7	3.7
General and administrative expenses	1.2	1.6
Depreciation and amortization	2.8	2.5
Net loss on disposal and impairment of operating assets	––	2.8
Total operating expenses	42.9	54.0
Loss from operations	(1.5)	(2.0)
Other expense (income):
Interest income, net	––	––
Total other income, net	––	––
Loss before income taxes	(1.5)	(2.0)
Benefit from income taxes	(0.6)	(0.8)
Net loss and net loss attributable to controlling interest	$(0.9)	$(1.2)

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Quarter Ended March 31, 2011	Quarter Ended April 1, 2010
Cash flows from operating activities:
Net loss	$(0.9)	$(1.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2.8	2.5
Net loss on disposal and impairment of operating assets	––	2.8
Deferred income tax expense	0.3	1.3
Effect of leases with escalating minimum annual rentals	(0.2)	(0.3)
Change in operating assets and liabilities:
Receivables	0.8	0.9
Prepaid expenses and concession inventory	(3.6)	(3.7)
Accounts payable	(1.5)	(3.4)
Deferred revenue	(0.1)	(0.1)
Accrued expenses and other liabilities	(2.3)	(0.4)
Net cash used in operating activities	(4.7)	(1.6)
Cash flows from investing activities:
Capital expenditures	(1.5)	(1.1)
Distributions to partnership	(0.1)	(0.1)
Net cash used in investing activities	(1.6)	(1.2)
Cash flows from financing activities:
Debt payments	(0.1)	(0.1)
Increase in related party receivables	(4.1)	(6.4)
Net cash used in financing activities	(4.2)	(6.5)
Net decrease in cash and cash equivalents	(10.5)	(9.3)
Cash and cash equivalents:
Beginning of period	52.4	59.8
End of period	$41.9	$50.5

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 and April 1, 2010

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

UATC operated 543 screens in 62 theatres in 18 states as of March 31, 2011. As of April 1, 2010, UATC operated 557 screens in 64 theatres in 18 states.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.  As of March 31, 2011, the Company managed its business under one reportable segment: theatre exhibition operations.

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

For a discussion of the series of events leading to the formation of REG and other significant transactions which have occurred through December 30, 2010, please refer to Notes 1 and 2 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K, filed on March 21, 2011 with the Securities and Exchange Commission (“SEC”) (File No. 033-49598) for the fiscal year ended December 30, 2010 (the “2010 Audited Consolidated Financial Statements”).  For a summary of our significant accounting policies, please refer to Note 3 to the 2010 Audited Consolidated Financial Statements.

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

DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including Regal. In accordance with the Master Lease, RCI will sublease (the “Sublease”) the digital projection systems to UATC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option.  Under the Master Lease and the Sublease, UATC pays RCI annual minimum rent of $1,000 per digital projection system for the first six and a half years from the effective date of the agreement and is, upon certain conditions, subject to minimum annual rent of $3,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term. UATC is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease and the Sublease. Certain of the other rent payments are subject to either a monthly or an annual maximum. UATC accounts for the Sublease as an operating lease for accounting purposes.

The Company has accelerated the deployment of 3D compatible digital projection systems to a majority of its first run U.S. theatres and expects to continue the accelerated 3D deployment through the first half of 2011.  With respect to the Company’s existing 35mm film projection equipment that is scheduled to be replaced with digital projection systems, the Company accelerates depreciation on such 35 mm film projection equipment over the expected deployment schedule since the Company plans to dispose of such equipment prior to the end of their useful lives. To that end, during the quarters ended March 31, 2011 and April 1, 2010, the Company recorded approximately $0.2 million of accelerated depreciation related to such 35mm film projection equipment.  As of March 31, 2011, we operated 249 screens outfitted with digital projection systems, 198 of which are digital 3D capable.

The Company has prepared the unaudited condensed consolidated balance sheet as of March 31, 2011 and the unaudited condensed consolidated statements of operations and cash flows for the quarters ended March 31, 2011 and April 1, 2010, respectively, in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 30, 2010 unaudited condensed consolidated balance sheet information is derived from the 2010 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the quarter ended March 31, 2011 are not necessarily indicative of the operating results that may be achieved for the full 2011 fiscal year.

Net income and total comprehensive income are the same for all periods presented.

(2)   Debt Obligations

Debt obligations are summarized as follows (amounts in millions):

	March 31, 2011	December 30, 2010
Debt obligations(a)	$1.4	$1.5
Less current portion	(0.2)	(0.2)
Long-term debt, less current portion	$1.2	$1.3

(a)                                  Debt obligations include $1.4 million and $1.5 million of capital lease obligations as of March 31, 2011 and December 30, 2010, which have an interest rate of 10.0%, maturing in 2016.

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

RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the quarters ended March 31, 2011 and April 1, 2010, UATC recorded management fee expenses of approximately $1.2 million and $1.6 million, respectively, related to this agreement. Such fees have been recorded in the accompanying unaudited condensed consolidated statements of operations as a component of “General and administrative expenses.”

As of March 31, 2011, the Company’s related party receivables totaled approximately $84.9 million, which represents an increase of $4.2 million from $80.7 million as of December 30, 2010.  The increase in these receivables was due primarily to the timing of intercompany cash collections and disbursements, as described above.

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

The Company’s portion of these revenues are presented as a component of “Other operating revenues” in the Company’s unaudited condensed consolidated financial statements and consist of the following amounts (in millions):

	Quarter Ended March 31, 2011	Quarter Ended April 1, 2010
Theatre access fees per patron	$0.2	$0.3
Theatre access fees per digital screen	0.1	0.1
Other NCM revenue	––	––
Amortization of ESA modification fees	0.1	0.1
Payments for beverage concessionaire advertising	(0.2)	(0.3)
Total	$0.2	$0.2

(4)   Sale—Leaseback Transactions

In December 1995, UATC entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of March 31, 2011, 12 theatres were subject to the sale leaseback transaction and approximately $30.8 million in principal amount of pass-through certificates were outstanding.

(5)   Income Taxes

The provision for (benefit from) income taxes of $(0.6) million and $(0.8) million for the quarters ended March 31, 2011 and April 1, 2010, respectively, reflect an effective tax rate of approximately 40.0%.  The effective tax rates for the quarters ended March 31, 2011 and April 1, 2010 reflect the impact of certain non-deductible expenses.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at March 31, 2011 and December 30, 2010, totaling $3.2 million as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

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

In addition, we, from time to time, receive letters from the state officials in states where we operate theatres regarding investigation into the accessibility of our theatres to persons with visual impairments or the deaf and hard of hearing.  In addition, on July 20, 2010, the Department of Justice (“DOJ”) issued Advance Notice of Proposed Rulemaking concerning the provision of closed captioning and descriptive audio within the theatre environment.  Significantly, this is the first time the DOJ has stated that while open captioning may not be required by the ADA, closed captioning is so required. We believe we provide the members of the visually and hearing impaired communities with reasonable access to the movie-going experience but are further evaluating our options in the digital format and potential compliance issues related to same.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words.  These forward-looking statements involve risks and uncertainties.  Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on March 21, 2011 with the SEC (File No. 033-49598) for the Company’s fiscal year ended December 30, 2010.  The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

Overview and Basis of Presentation

UATC operated 543 screens in 62 theatres in 18 states as of March 31, 2011. As of April 1, 2010, UATC operated 557 screens in 64 theatres in 18 states. The theatres we operate are managed by RCI, a wholly owned subsidiary of Regal, pursuant to a management arrangement described below. The Company formally operates on a 52-week fiscal year (ending on the first Thursday after December 25 each year) with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company manages its business under one reportable segment: theatre exhibition operations.

We generate revenues primarily from admissions and concession sales. Additional revenues are generated by our vendor marketing programs and various other activities in our theatres. In addition, National CineMedia provides us with a theatre access fee associated with revenues generated from its sale of on-screen advertising and other uses of our auditoriums pursuant to its arrangements with RCI (described in Note 3 — “Related Party Transactions”). Film rental costs depend on a variety of factors, including the prospects of a film, the popularity and box office revenues of a film, and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

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

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see “Business-Industry Overview and Trends” and “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 30, 2010 and “Results of Operations” below.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended December 30, 2010 and incorporated by reference herein.  As of March 31, 2011, there were no significant changes in our critical accounting policies or estimation procedures.

Significant Events

For a discussion of other significant operating, financing and investing transactions which have occurred through December 30, 2010, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 30, 2010.

The Company has accelerated the deployment of 3D compatible digital projection systems to a majority of its first run U.S. theatres and expects to continue the accelerated 3D deployment through the first half of 2011. As of March 31, 2011, we operated 249 screens outfitted with digital projection systems, 198 of which are digital 3D capable. We expect all of our screens to be outfitted with digital projection systems by late 2012 or early 2013, with approximately 40% of our total screens being digital 3D capable by mid-2011.

We believe the installation of 3D digital projection systems allow us to offer our patrons premium 3D movies and all-digital format experiences that we believe generate incremental revenue and cash flows for the Company. We remain optimistic regarding the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see continued support of 3D and IMAX® film product by the major motion picture studios.

Results of Operations

Based on our review of industry sources, national box office revenues for the time period that corresponds to UATC’s first fiscal quarter of 2011 were estimated to have decreased by 20% in comparison to the first fiscal quarter of 2010. The industry’s box office results were negatively impacted by difficult comparisons generated by strong attendance from premium-priced IMAX® and 3D films released during the first quarter of 2010, including the record-breaking performances of Avatar and Alice in Wonderland.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of operations for the quarter ended March 31, 2011 (“Q1 2011 Period”) and the quarter ended April 1, 2010 (“Q1 2010 Period”):

	Q1 2011 Period	Q1 2010 Period
Revenues:
Admissions	70.3%	70.6%
Concessions	26.3	26.3
Other operating revenues	3.4	3.1
Total revenues	100.0	100.0
Operating expenses:
Film rental and advertising costs	33.8	36.0
Cost of concessions	3.6	3.8
Other theatre operating expenses	47.6	43.6
Sale and leaseback rentals	8.9	7.1
General and administrative expenses	2.9	3.1
Depreciation and amortization	6.8	4.8
Net loss on disposal and impairment of operating assets	––	5.4
Total operating expenses	103.6	103.8
Loss from operations	3.6%	3.8%

Total Revenues

The following table summarizes revenues and revenue-related data for the Q1 2011 Period and the Q1 2010 Period (in millions, except averages):

	Q1 2011 Period	Q1 2010 Period
Admissions	$29.1	$36.7
Concessions	10.9	13.7
Other operating revenues	1.4	1.6
Total revenues	$41.4	$52.0
Attendance	3.4	4.3
Average ticket price (1)	$8.56	$8.53
Average concessions revenues per patron (2)	$3.21	$3.19

(1)           Calculated as admissions revenue/attendance.

(2)           Calculated as concessions revenue/attendance.

Q1 2011 Period Compared to Q1 2010 Period

Admissions

During the Q1 2011 Period, total admissions revenues decreased $7.6 million, or 20.7%, to $29.1 million, from $36.7 million in the Q1 2010 Period.  A 20.9% decline in attendance, partially offset by a 0.4% increase in average ticket prices, led to the decrease in the Q1 2011 Period admissions revenues.  We believe that our attendance is primarily dependent upon the commercial appeal of content released by the major motion picture studios. The Q1 2011 Period decline in attendance was primarily attributable to the overall lack of appeal to our patrons of the films exhibited in our theatres during the Q1 2011 Period as compared to the films exhibited during the Q1 2010 Period, which included the record-breaking performances of Avatar and Alice in Wonderland.  In addition, the continued aging of our theatres (approximately 50% of our screens are located in older, sloped floor multiplexes) and the closure of approximately 14 underperforming screens during the twelve-month period ended March 31, 2011 contributed to the decline in the Q1 2011 Period attendance.  Price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions) were the primary driver of the slight increase in our Q1 2011 Period average ticket price.

Concessions

Total concessions revenues decreased $2.8 million, or 20.4%, to $10.9 million in the Q1 2011 Period, from $13.7 million in the Q1 2010 Period. Average concessions revenues per patron during the Q1 2011 Period increased 0.6%, to $3.21, from $3.19 for the Q1 2010 Period. The decrease in total concessions revenues during the Q1 2011 Period was attributable to the aforementioned decrease in attendance during the period, partially offset by an increase in average concessions revenues per patron. The increase in average concessions revenues per patron for the Q1 2011 Period was primarily a result of selective price increases effected subsequent to the end of the Q1 2010 Period and an increase in popcorn sales volume during the Q1 2011 Period.

Other Operating Revenues

During the Q1 2011 Period, other operating revenues decreased $0.2 million, or 12.5%, to $1.4 million, from $1.6 million in the Q1 2010 Period. Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs and other theatre revenues. The decrease in other operating revenues during the Q1 2011 Period was primarily driven by decreases in attendance-driven revenues from our vendor marketing programs.

Operating Expenses

The following table summarizes certain operating expenses for the Q1 2011 Period and the Q1 2010 Period (dollars in millions):

	Q1 2011 Period		Q1 2010 Period
	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	14.0	48.1	18.7	51.0
Cost of concessions(2)	1.5	13.8	2.0	14.6
Other theatre operating expenses(3)	19.7	47.6	22.7	43.6
Sale and leaseback rentals(3)	3.7	8.9	3.7	7.1
General and administrative expenses(3)	1.2	2.9	1.6	3.1

(1)           Percentage of revenues calculated as a percentage of admissions revenues.

(2)           Percentage of revenues calculated as a percentage of concessions revenues.

(3)           Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues declined to 48.1% during the Q1 2011 Period from 51.0% in the Q1 2010 Period.   The decrease in film rental and advertising costs as a percentage of box office revenues during the Q1 2011 Period was primarily attributable to higher film costs associated with the success of the top tier films exhibited during the Q1 2010 Period, principally Avatar.

Cost of Concessions

For the Q1 2011 Period, cost of concessions as a percentage of concessions revenues was approximately 13.8%, compared to 14.6% for the Q1 2010 Period. The decrease in cost of concessions as a percentage of concessions revenues during the Q1 2011 Period was primarily related to selective price increases effected subsequent to the end of the Q1 2010 Period, slightly lower raw material costs for certain items and an increase in popcorn sales volume.

Other Theatre Operating Expenses

Other theatre operating expenses decreased $3.0 million, or 13.2%, to $19.7 million in the Q1 2011 Period, from $22.7 million in the Q1 2010 Period.  The decrease in other theatre operating expenses during the Q1 2011 Period as compared to the Q1 2010 Period was attributable to savings in theatre-level payroll and other attendance-driven costs, coupled with a reduction in costs associated with lower 3D film revenues.

Sale and Leaseback Rentals

Sale and leaseback expenses of $3.7 million for the Q1 2011 Period were consistent with that of the Q1 2010 Period.  See Note 4 — “Sale-Leaseback Transactions” for further discussion of sale and leaseback transactions.

General and Administrative Expenses

During the Q1 2011 Period, general and administrative expenses decreased $0.4 million, or 25.0%, to $1.2 million, from $1.6 million in the Q1 2010 Period. Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC.  The decrease in general and administrative expenses during the Q1 2011 Period was due to the decrease in management fee costs incurred resulting from the decrease in total revenues during the Q1 2011 Period.  As a percentage of total revenues, general and administrative expenses decreased to 2.9% during the Q1 2011 Period, from 3.1% in the Q1 2010 Period.

Depreciation and Amortization

During the Q1 2011 Period, depreciation and amortization expense increased $0.3 million, or 12.0%, to $2.8 million, from $2.5 million in the Q1 2010 Period.  The increase in depreciation and amortization expense during the Q1 2011 Period as compared to the Q1 2010 Period was primarily due to an increase in capital expenditures with a relatively short life in late fiscal 2010 and the Q1 2011 Period.

Net Loss on Disposal and Impairment of Operating Assets

Net loss on disposal and impairment of operating assets decreased $2.8 million, to zero during the Q1 2011 Period, from $2.8 million in the Q1 2010 Period.  The decrease in net loss on disposal and impairment of operating assets during the

Q1 2011 Period was primarily attributable to the satisfaction of remaining lease obligations related to the closure of an underperforming theatre during the Q1 2010 Period.

Loss from Operations

Loss from operations decreased $0.5 million, or 25.0%, to $1.5 million during the Q1 2011 Period, from $2.0 million in the Q1 2010 Period. The net decrease in loss from operations during the Q1 2011 Period as compared to the Q1 2010 Period was primarily attributable to a reduction in certain variable operating expense line items described above and a lower loss on disposal and impairment of operating assets, partially offset by the decrease in total revenues and the increase in depreciation and amortization expenses.

Income Taxes

The provision for (benefit from) income taxes of $(0.6) million and $(0.8) million for the Q1 2011 Period and the Q1 2010 Period, respectively, each reflect an effective tax rate of approximately 40.0%.  The effective tax rates for the Q1 2011 Period and the Q1 2010 Period reflect the impact of certain non-deductible expenses.

Net Loss Attributable to Controlling Interest

Net loss attributable to controlling interest for the Q1 2011 Period was $0.9 million, which represents a decrease of $0.3 million, from net loss attributable to controlling interest of $1.2 million in the Q1 2010 Period.  The decrease in net loss attributable to controlling interest for the Q1 2011 Period was primarily attributable to the decrease in operating loss, partially offset by an increase in income taxes described above.

Liquidity and Capital Resources

On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, investments, general corporate purposes related to corporate operations and debt services.  The principal sources of liquidity are cash generated from operations and cash on hand.

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

Net cash flows used in operating activities increased by approximately $3.1 million to approximately $4.7 million for the Q1 2011 Period from approximately $1.6 million for the Q1 2010 Period. The increase in net cash flows used in operating activities for the Q1 2011 Period as compared to the Q1 2010 Period was primarily attributable to a reduction in operating income, excluding the net loss on disposal and impairment of operating assets of $2.8 million in the Q1 2010 Period, coupled with the timing of certain Q1 2011 Period vendor and income tax payments.

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

On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection. DCIP’s financing raised $660.0 million, consisting of $445.0 million in senior bank debt, $135.0 million in additional junior capital and approximately $80.0 million in equity contributions (consisting of cash and existing digital projection systems) from Regal, AMC and Cinemark.  Concurrent with closing, RCI entered into the Master Lease and other Digital Cinema Agreements with Kasima, LLC, a wholly-owned subsidiary of DCIP. Subsequent to the execution of the Digital Cinema Agreements, UATC distributed its existing digital projection systems with a net book value of approximately $2.7 million to RCI. Each of Regal, AMC and Cinemark has an equal voting interest in DCIP.

DCIP’s initial financing described above, coupled with a second round of financing completed in March 2011 (which consisted of a new $220.0 million term loan facility), is expected to substantially cover the cost of conversion to digital projection for our entire circuit. DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including Regal.  We bear operating and maintenance costs with respect to digital projection systems in our theatres, which is relatively comparable to what we currently spend on our conventional film projectors. In accordance with the Master Lease, RCI entered into a Sublease to provide the digital projection systems to UATC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option.  Under the Master Lease and the Sublease, UATC pays RCI annual minimum rent of $1,000 per digital projection system for the first six and a half years from the effective date of the agreement and is, upon certain conditions, subject to minimum annual rent of $3,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term. UATC is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease and the Sublease. Certain of the other rent payments are subject to either a monthly or an annual maximum. UATC accounts for the Sublease as an operating lease for accounting purposes.  We expect to outfit all of our screens with digital projection systems by late 2012 or early 2013, with approximately 40% of our total screens being digital 3D capable by mid-2011.  As of March 31, 2011, we operated 249 screens outfitted with digital projection systems, 198 of which are digital 3D capable.

The Company has accelerated the deployment of 3D compatible digital projection systems to a majority of its first run U.S. theatres and expects to continue the accelerated 3D deployment through the first half of 2011. We believe the installation of 3D digital projection systems allow us to offer our patrons premium 3D movies and all-digital format experiences that we believe generate incremental revenue and cash flows for the Company. We remain optimistic regarding the benefits of digital cinema primarily as it relates to future growth potential associated with 3D film product and other 3D content and are pleased to see continued support of 3D and IMAX® film product by the major motion picture studios.

Net cash flows used in investing activities totaled approximately $1.6 million for the Q1 2011 Period compared to cash flows used in investing activities of approximately $1.2 million for the Q1 2010 Period.  The $0.4 million increase in cash flows used in investing activities during the Q1 2011 Period, as compared to the Q1 2010 Period, was primarily attributable to incremental capital expenditures of approximately $0.4 million during the Q1 2011 Period.

Financing Activities

Net cash flows used in financing activities were approximately $4.2 million for the Q1 2011 Period compared to cash flows used in financing activities of approximately $6.5 million for the Q1 2010 Period.  The net decrease in cash flows used in financing activities during the Q1 2011 Period as compared to the Q1 2010 Period of $2.3 million was attributable to the change in the related party receivable of $2.3 million during the Q1 2011 Period as compared to the Q1 2010 Period.

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments and off-balance sheet arrangements as of December 30, 2010, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended December 30, 2010 and incorporated by reference herein.  As of March 31, 2011, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments.  We believe that the amount of cash and cash equivalents on hand and cash flow expected from operations will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

UATC’s market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. As of March 31, 2011, the Company maintained no debt obligations bearing floating interest rates.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2011, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

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

Item 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K for the fiscal year ended December 30, 2010, filed with the SEC on March 21, 2011 (File No. 033-49598).

Item 4. REMOVED AND RESERVED

Item 6. EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED ARTISTS THEATRE CIRCUIT, INC.

Date: May 16, 2011	By:	/s/ AMY E. MILES
Amy E. Miles
President (Principal Executive Officer)

Date: May 16, 2011	By:	/s/ DAVID H. OWNBY
David H. Ownby
Vice President and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer