Form 10-Q
period 2011-06-30
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2011-08-15
CIK 889570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of $1.00 par value common stock at August 15, 2011 was 100 shares.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 30, 2011	December 30, 2010
Assets
Current assets:
Cash and cash equivalents	$53.0	$52.4
Receivables	0.9	1.3
Prepaid expenses, concession inventory and other current assets	1.3	1.2
Deferred income tax asset	0.4	2.1
Total current assets	55.6	57.0
Property and equipment:
Land	3.3	3.3
Buildings, leasehold improvements and equipment	131.2	130.8
Total property and equipment	134.5	134.1
Accumulated depreciation and amortization	(92.5)	(88.9)
Total property and equipment, net	42.0	45.2
Goodwill	7.1	7.1
Other non-current assets	3.6	2.9
Total assets	$108.3	$112.2
Liabilities and Equity
Current liabilities:
Accounts payable	$10.4	$8.3
Accrued expenses and other	5.2	6.7
Current portion of debt obligations	0.2	0.2
Total current liabilities	15.8	15.2
Other non-current liabilities	1.1	0.9
Non-current deferred revenue	24.6	24.8
Long-term debt, less current portion	1.2	1.3
Deferred income tax liability	19.9	21.7
Total liabilities	62.6	63.9
Equity:
Preferred stock, $1.00 par value; 500,000 shares authorized, no shares issued and outstanding at June 30, 2011 and December 30, 2010	—	—
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at June 30, 2011 and December 30, 2010	—	—
Additional paid-in capital	93.2	93.2
Retained earnings	37.7	35.6
Related party receivables	(85.4)	(80.7)
Total stockholder’s equity of United Artists Theatre Circuit, Inc.	45.5	48.1
Noncontrolling interest	0.2	0.2
Total equity	45.7	48.3
Total liabilities and equity	$108.3	$112.2

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Quarter Ended June 30, 2011	Quarter Ended July 1, 2010	Two Quarters Ended June 30, 2011	Two Quarters Ended July 1, 2010
Revenues:
Admissions	$40.1	$39.5	$69.2	$76.2
Concessions	15.2	15.0	26.1	28.7
Other operating revenues	1.9	1.8	3.3	3.4
Total revenues	57.2	56.3	98.6	108.3
Operating expenses:
Film rental and advertising costs	20.8	20.4	34.8	39.1
Cost of concessions	2.0	2.0	3.5	4.0
Other theatre operating expenses	21.4	22.6	41.1	45.3
Sale and leaseback rentals	3.8	3.8	7.5	7.5
General and administrative expenses	1.8	1.7	3.0	3.3
Depreciation and amortization	2.4	2.5	5.2	5.0
Net (gain) loss on disposal and impairment of operating assets	(0.1)	(0.1)	(0.1)	2.7
Total operating expenses	52.1	52.9	95.0	106.9
Income from operations	5.1	3.4	3.6	1.4
Other expense (income):
Interest expense (income), net	—	—	—	—
Total other expense (income), net	—	—	—	—
Income before income taxes	5.1	3.4	3.6	1.4
Provision for income taxes	2.0	1.4	1.4	0.6
Net income	3.1	2.0	2.2	0.8
Noncontrolling interest, net of tax	(0.1)	—	(0.1)	—
Net income attributable to controlling interest	$3.0	$2.0	$2.1	$0.8

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Two Quarters Ended June 30, 2011	Two Quarters Ended July 1, 2010
Cash flows from operating activities:
Net income	$2.2	$0.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5.2	5.0
Net (gain) loss on disposal and impairment of operating assets	(0.1)	2.7
Deferred income tax benefit	(0.6)	(1.2)
Effect of leases with escalating minimum annual rentals	(0.6)	(0.6)
Change in operating assets and liabilities:
Receivables	0.4	0.2
Prepaid expenses and concession inventory	(0.1)	(6.4)
Accounts payable	2.1	(1.6)
Deferred revenue	(0.2)	(0.2)
Accrued expenses and other liabilities	(1.0)	0.5
Net cash provided by (used in) operating activities	7.3	(0.8)
Cash flows from investing activities:
Capital expenditures	(2.1)	(2.1)
Proceeds from disposition of assets, net	0.1	—
Distributions to partnership	(0.1)	(0.1)
Net cash used in investing activities	(2.1)	(2.2)
Cash flows from financing activities:
Debt payments	(0.1)	(0.1)
Increase in related party receivables	(4.5)	(4.7)
Net cash used in financing activities	(4.6)	(4.8)
Net increase (decrease) in cash and cash equivalents	0.6	(7.8)
Cash and cash equivalents:
Beginning of period	52.4	59.8
End of period	$53.0	$52.0

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and July 1, 2010

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

UATC operated 543 screens in 62 theatres in 18 states as of June 30, 2011. As of July 1, 2010, UATC operated 547 screens in 63 theatres in 18 states.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.  As of June 30, 2011, the Company managed its business under one reportable segment: theatre exhibition operations.

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

During June 2011, we completed our deployment of 3D compatible digital projection systems to select theatres across our circuit.  With respect to the Company’s existing 35mm film projection equipment that is scheduled to be replaced with digital projection systems, the Company accelerates depreciation on such 35 mm film projection equipment over the expected deployment schedule since the Company plans to dispose of such equipment prior to the end of their useful lives. To that end, during the two quarters ended June 30, 2011 and July 1, 2010, the Company recorded approximately $0.5 million of accelerated depreciation related to such 35mm film projection equipment.  As of June 30, 2011, we operated 317 screens outfitted with digital projection systems, 255 of which are digital 3D capable.

The Company has prepared the unaudited condensed consolidated balance sheet as of June 30, 2011 and the unaudited condensed consolidated statements of operations and cash flows for the quarters and two quarters ended June 30, 2011 and July 1, 2010 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 30, 2010 unaudited condensed consolidated balance sheet information is derived from the 2010 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the 2010 Audited Consolidated Financial Statements and notes thereto. The results of operations for the quarter and two quarters ended June 30, 2011 are not necessarily indicative of the operating results that may be achieved for the full 2011 fiscal year.

Net income and total comprehensive income are the same for all periods presented.

(2)         Debt Obligations

Debt obligations are summarized as follows (amounts in millions):

	June 30, 2011	December 30, 2010
Debt obligations(a)	$1.4	$1.5
Less current portion	(0.2)	(0.2)
Long-term debt, less current portion	$1.2	$1.3

(a)                                  Debt obligations include $1.4 million and $1.5 million of capital lease obligations as of June 30, 2011 and December 30, 2010, which have an interest rate of 10.0%, maturing in 2016.

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

RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the quarters ended June 30, 2011 and July 1, 2010, UATC recorded management fee expenses of approximately $1.7 million related to this agreement. During the two quarters ended June 30, 2011 and July 1, 2010, UATC recorded management fee expenses of approximately $3.0 million and $3.2 million, respectively, related to this agreement. Such fees have been recorded in the accompanying unaudited condensed consolidated statements of operations as a component of “General and administrative expenses.”

As of June 30, 2011, the Company’s related party receivables totaled approximately $85.4 million, which represents an increase of $4.7 million from $80.7 million as of December 30, 2010.  The increase in these receivables was due primarily to the timing of intercompany cash collections and disbursements, as described above.

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

The Company’s portion of these revenues are presented as a component of “Other operating revenues” in the Company’s unaudited condensed consolidated financial statements and consist of the following amounts (in millions):

	Quarter Ended June 30, 2011	Quarter Ended July 1, 2010	Two Quarters Ended June 30, 2011	Two Quarters Ended July 1, 2010
Theatre access fees per patron	$0.3	$0.3	$0.5	$0.6
Theatre access fees per digital screen	0.1	0.1	0.2	0.2
Other NCM revenue	—	—	0.1	0.1
Amortization of ESA modification fees	0.1	0.1	0.2	0.2
Payments for beverage concessionaire advertising	(0.3)	(0.3)	(0.5)	(0.6)
Total	$0.2	$0.2	$0.5	$0.5

(4)         Sale—Leaseback Transactions

In December 1995, UATC entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of June 30, 2011, 12 theatres were subject to the sale leaseback transaction and approximately $30.8 million in principal amount of pass-through certificates were outstanding.

(5)         Income Taxes

The provision for income taxes of $2.0 million and $1.4 million for the quarters ended June 30, 2011 and July 1, 2010, respectively, reflect effective tax rates of approximately 39.2% and 41.2%, respectively.  The provision for income taxes of $1.4 million and $0.6 million for the two quarters ended June 30, 2011 and July 1, 2010, respectively, reflect effective tax rates of approximately 38.9% and 42.9%, respectively. The effective tax rates for the quarters and two quarters ended June 30, 2011 and July 1, 2010 reflect the impact of certain non-deductible expenses.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company maintains a valuation allowance against deferred tax assets of $3.2 million as of June 30, 2011 and December 30, 2010 as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

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

In June 2011, the FASB issued new guidance under ASC Topic 220, Presentation of Comprehensive Income, to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is effective for interim and annual periods beginning after December 15, 2011, and is to be applied retrospectively. Because this guidance impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

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

Overview and Basis of Presentation

UATC operated 543 screens in 62 theatres in 18 states as of June 30, 2011. As of July 1, 2010, UATC operated 547 screens in 63 theatres in 18 states. The theatres we operate are managed by RCI, a wholly owned subsidiary of Regal, pursuant to a management arrangement described below. The Company formally operates on a 52-week fiscal year (ending on the first Thursday after December 25 each year) with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company manages its business under one reportable segment: theatre exhibition operations.

We generate revenues primarily from admissions and concession sales. Additional revenues are generated by our vendor marketing programs, our relationship with National CineMedia pursuant to its arrangements with RCI and various other activities in our theatres. Film rental costs depend on a variety of factors, including the prospects of a film, the popularity and box office revenues of a film, and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

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

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended December 30, 2010 and incorporated by reference herein.  As of June 30, 2011, there were no significant changes in our critical accounting policies or estimation procedures.

Significant Events

For a discussion of other significant operating, financing and investing transactions which have occurred through December 30, 2010, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 30, 2010.

During June 2011, we completed our deployment of 3D compatible digital projection systems to select theatres across our circuit. As of June 30, 2011, we operated 317 screens outfitted with digital projection systems, 255 of which are digital 3D capable (approximately 47% of our total screens). We expect all of our screens to be outfitted with digital projection systems by late 2012 or early 2013.

We believe the installation of 3D digital projection systems allow us to offer our patrons premium 3D movies and all-digital format experiences that we believe generate incremental revenue and cash flows for the Company. We remain optimistic regarding the benefits of digital cinema primarily as it relates to future potential associated with 3D film product and other 3D content and are pleased to see continued support of 3D and IMAX® film product by the major motion picture studios.

Results of Operations

Based on our review of industry sources, national box office revenues for the time period that corresponds to UATC’s second quarter of 2011 were estimated to have increased by approximately three percent in comparison to the second quarter of 2010. The industry’s box office results were positively impacted by strong attendance from the breadth and commercial appeal of the overall film slate during the second quarter of 2011.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of operations for the quarter ended June 30, 2011 (“Q2 2011 Period”), the quarter ended July 1, 2010 (“Q2 2010 Period”), the two quarters ended June 30, 2011 (“Fiscal 2011 Period”) and the two quarters ended July 1, 2010 (“Fiscal 2010 Period”):

	Q2 2011 Period	Q2 2010 Period	Fiscal 2011 Period	Fiscal 2010 Period
Revenues:
Admissions	70.1%	70.2%	70.2%	70.4%
Concessions	26.6	26.6	26.5	26.5
Other operating revenues	3.3	3.2	3.3	3.1
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	36.4	36.2	35.3	36.1
Cost of concessions	3.5	3.6	3.5	3.7
Other theatre operating expenses	37.5	40.2	41.7	41.9
Sale and leaseback rentals	6.6	6.7	7.6	6.9
General and administrative expenses	3.1	3.0	3.0	3.0
Depreciation and amortization	4.2	4.5	5.3	4.6
Net (gain) loss on disposal and impairment of operating assets	(0.2)	(0.2)	(0.1)	2.5
Total operating expenses	91.1	94.0	96.3	98.7
Income from operations	8.9%	6.0%	3.7%	1.3%

Total Revenues

The following table summarizes revenues and revenue-related data for the Q2 2011 Period, the Q2 2010 Period, the Fiscal 2011 Period and the Fiscal 2010 Period (in millions, except averages):

	Q2 2011 Period	Q2 2010 Period	Fiscal 2011 Period	Fiscal 2010 Period
Admissions	$40.1	$39.5	$69.2	$76.2
Concessions	15.2	15.0	26.1	28.7
Other operating revenues	1.9	1.8	3.3	3.4
Total revenues	$57.2	$56.3	$98.6	$108.3
Attendance	4.6	4.6	7.9	8.9
Average ticket price(1)	$8.72	$8.59	$8.76	$8.56
Average concessions revenues per patron(2)	$3.30	$3.26	$3.30	$3.22

(1)                                  Calculated as admissions revenue/attendance.
(2)                                  Calculated as concessions revenue/attendance.

Q2 2011 Period Compared to Q2 2010 Period and the Fiscal 2011 Period Compared to the Fiscal 2010 Period

Admissions

During the Q2 2011 Period, total admissions revenues, driven by a 1.5% increase in average ticket prices, increased $0.6 million, or 1.5%, to $40.1 million, from $39.5 million in the Q2 2010 Period.  We believe that our attendance is primarily dependent upon the commercial appeal of content released by the major motion picture studios.  For the Q2 2011 Period, attendance remained consistent with that of the Q2 2010 Period. The Q2 2011 Period increase in the average ticket price was primarily attributable to the increase in the percentage of our admissions revenues generated by premium-priced 3D films exhibited during the Q2 2011 Period and by selective price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions).

Total admissions revenues decreased $7.0 million during the Fiscal 2011 Period, or 9.2%, to $69.2 million, from $76.2 million in the Fiscal 2010 Period primarily due to a 11.2% decrease in attendance, partially offset by a 2.3% increase in average ticket prices.  The Fiscal 2011 Period decline in attendance was primarily attributable to the overall lack of appeal to our patrons of the films exhibited in our theatres during the Fiscal 2011 Period as compared to the films exhibited during the Fiscal 2010 Period, which included the record-breaking performances of Avatar and Alice in Wonderland and strong attendance from other top tier releases such as Iron Man 2 and Toy Story 3.  In addition, the continued aging of our theatres (approximately 49% of our screens are located in older, sloped floor multiplexes) contributed to the decline in the Fiscal 2011 Period attendance.  The primary driver of the increase in our Fiscal 2011 Period average ticket prices was an increase in the percentage of our admissions revenues generated by premium-priced 3D films exhibited during the Fiscal 2011 Period and by price increases identified during our ongoing periodic pricing reviews.

Concessions

Total concessions revenues increased $0.2 million, or 1.3%, to $15.2 million in the Q2 2011 Period, from $15.0 million in the Q2 2010 Period. During the Fiscal 2011 Period, total concessions revenues decreased $2.6 million, or 9.1%, to $26.1 million, from $28.7 million in the Fiscal 2010 Period.  Average concessions revenues per patron during the Q2 2011 Period increased 1.2%, to $3.30, from $3.26 for the Q2 2010 Period and increased 2.5%, to $3.30 during the Fiscal 2011 Period, from $3.22 in the Fiscal 2010 Period. The increase in total concessions revenues during the Q2 2011 Period was attributable to the increase in average concessions revenues per patron during the period.  The decrease in total concessions revenues during the Fiscal 2011 Period was attributable to the aforementioned decrease in attendance during the period, partially offset by an increase in average concessions revenues per patron. The increase in average concessions revenues per patron for the Q2 2011 Period and the Fiscal 2011 Period was primarily a result of selective price increases effected subsequent to the end of the Q2 2010 Period and an increase in popcorn sales volume during the Q2 2011 Period and the Fiscal 2011 Period.

Other Operating Revenues

During the Q2 2011 Period, other operating revenues increased $0.1 million, or 5.6%, to $1.9 million, from $1.8 million in the Q2 2010 Period. Other operating revenues decreased $0.1 million, or 2.9%, to $3.3 million during the Fiscal 2011 Period, from $3.4 million for the Fiscal 2010 Period.  Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs, arcade games and other theatre revenues. The increase in other operating revenues during the Q2 2011 Period was primarily driven by increases in arcade game and other theatre revenues and an increase in revenues from our vendor marketing programs.  The decrease in other operating revenues during the Fiscal 2011 Period was primarily driven by decreases in revenues from our vendor marketing programs, partially offset by increases in arcade game and other theatre revenues.

Operating Expenses

The following table summarizes certain operating expenses for the Q2 2011 Period, the Q2 2010 Period, the Fiscal 2011 Period and the Fiscal 2010 Period (dollars in millions):

	Q2 2011 Period		Q2 2010 Period		Fiscal 2011 Period		Fiscal 2010 Period
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	20.8	51.9	20.4	51.6	34.8	50.3	39.1	51.3
Cost of concessions(2)	2.0	13.2	2.0	13.3	3.5	13.4	4.0	13.9
Other theatre operating expenses(3)	21.4	37.5	22.6	40.2	41.1	41.7	45.3	41.9
Sale and leaseback rentals(3)	3.8	6.6	3.8	6.7	7.5	7.6	7.5	6.9
General and administrative expenses(3)	1.8	3.1	1.7	3.0	3.0	3.0	3.3	3.0

(1)                                  Percentage of revenues calculated as a percentage of admissions revenues.

(2)                                  Percentage of revenues calculated as a percentage of concessions revenues.

(3)                                  Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues increased slightly to 51.9% during the Q2 2011 Period from 51.6% in the Q2 2010 Period.  During the Fiscal 2011 Period, film rental and advertising costs as a percentage of admissions revenues decreased to 50.3% from 51.3% in the Fiscal 2010 Period.  The increase in film rental and advertising costs as a percentage of box office revenues during the Q2 2011 Period was primarily attributable to the allocation of films exhibited during the Q2 2011 Period compared to the Q2 2010 Period. The decrease in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2011 Period was primarily attributable to higher film costs associated with the success of Avatar and other top tier films exhibited during the Fiscal 2010 Period.

Cost of Concessions

During the Q2 2011 Period, cost of concessions of $2.0 million was consistent with that of the Q2 2010 Period.  Cost of concessions decreased $0.5 million, or 12.5%, to $3.5 million during the Fiscal 2011 Period, from $4.0 million in the Fiscal 2010 Period. Cost of concessions as a percentage of concessions revenues for the Q2 2011 Period was approximately 13.2%, compared to 13.3% during the Q2 2010 Period.  For the Fiscal 2011 Period, cost of concessions as a percentage of concessions revenues was approximately 13.4% compared to 13.9% for the Fiscal 2010 Period.  The decrease in cost of concessions as a percentage of concessions revenues during the Q2 2011 Period and the Fiscal 2011 Period was primarily related to selective price increases effected subsequent to the end of the Q2 2010 Period, slightly lower raw material costs for certain items and an increase in popcorn sales volume.

Other Theatre Operating Expenses

Other theatre operating expenses decreased $1.2 million, or 5.3%, to $21.4 million in the Q2 2011 Period, from $22.6 million in the Q2 2010 Period.  During the Fiscal 2011 period, other theatre operating expenses decreased $4.2 million, or 9.3%, to $41.1 million, from $45.3 million in the Fiscal 2010 Period.  The decrease in other theatre operating expenses during the Q2 2011 Period was attributable to savings in theatre-level payroll and other non-rent occupancy costs.  The decrease in other theatre operating expenses during the Fiscal 2011 Period was attributable to savings in theatre-level payroll, other non-rent occupancy costs and lower contingent rent.

Sale and Leaseback Rentals

Sale and leaseback expenses of $3.8 million for the Q2 2011 Period were consistent with that of the Q2 2010 Period.  During the Fiscal 2011 Period, sale and leaseback expenses of $7.5 million were consistent with that of the Fiscal 2010 Period.  See Note 4 — “Sale-Leaseback Transactions” for further discussion of sale and leaseback transactions.

General and Administrative Expenses

During the Q2 2011 Period, general and administrative expenses increased $0.1 million, or 5.9%, to $1.8 million, from $1.7 million in the Q2 2010 Period. General and administrative expenses decreased $0.3 million, or 9.1%, to $3.0 million during the Fiscal 2011 Period, from $3.3 million in the Fiscal 2010 Period.  Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC.  The increase in general and administrative expenses during the Q2 2011 Period was due to the increase in management fee costs incurred resulting from the increase in total revenues during the Q2 2011 Period.  The decrease in general and administrative expenses during the Fiscal 2011 Period was due to the decrease in management fee costs incurred resulting from the decrease in total revenues during the Fiscal 2011 Period.  As a percentage of total revenues, general and administrative expenses increased to 3.1% during the Q2 2011 Period, from 3.0% in the Q2 2010 Period.  As a percentage of total revenues, general and administrative expenses of 3.0% for the Fiscal 2011 Period were consistent with that of the Fiscal 2010 Period.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.1 million, or 4.0%, to $2.4 million for the Q2 2011 Period, from $2.5 million in the Q2 2010 Period.  During the Fiscal 2011 Period, depreciation and amortization expense increased $0.2 million, or 4.0%, to $5.2 million, from $5.0 million in the Fiscal 2010 Period.  The decrease in depreciation and amortization expense during the Q2 2011 Period as compared to the Q2 2010 Period was primarily due to a greater number of fully depreciated fixed assets during the Q2 2011 Period as compared to the Q2 2010 Period.  The increase in depreciation and amortization expense during the Fiscal 2011 Period as compared to the Fiscal 2010 Period was primarily due to an increase in capital expenditures with a relatively short life in late fiscal 2010 and the first quarter of 2011, partially offset by a greater number of fully depreciated fixed assets during the Fiscal 2011 Period as compared to the Fiscal 2010 Period.

Net (gain) Loss on Disposal and Impairment of Operating Assets

For the Q2 2011 Period, net gain on disposal and impairment of operating assets of $(0.1) million was consistent with that of the Q2 2010 Period.  Net loss on disposal and impairment of operating assets decreased $2.8 million, to a $(0.1) million gain in the Fiscal 2011 Period, from a $2.7 million loss in the Fiscal 2010 Period. The decrease in net (gain) loss on disposal and impairment of operating assets during the Fiscal 2011 Period was primarily attributable to the satisfaction of remaining lease obligations related to the closure of an underperforming theatre during the Fiscal 2010 Period.

Income from Operations

During the Q2 2011 Period, income from operations increased $1.7 million, or 50%, to $5.1 million, from $3.4 million in the Q2 2010 Period.  Income from operations increased $2.2 million, to $3.6 million during the Fiscal 2011 Period, from $1.4 million in the Fiscal 2010 Period. The net increase in income from operations during the Q2 2011 Period as compared to the Q2 2010 Period was primarily attributable to the increase in total revenues coupled with reductions in certain variable operating expense line items described above.  The net increase in income from operations during the Fiscal 2011 Period as compared to the Fiscal 2010 Period was primarily attributable to a lower loss on disposal and impairment of operating assets and a reduction in certain variable operating expense line items described above, partially offset by the decrease in total revenues and the increase in depreciation and amortization expenses.

Income Taxes

The provision for income taxes of $2.0 million and $1.4 million for the Q2 2011 Period and the Q2 2010 Period, respectively, reflect effective tax rates of approximately 39.2% and 41.2%, respectively.  The provision for income taxes of $1.4 million and $0.6 million for the Fiscal 2011 Period and the Fiscal 2010 Period, respectively, reflect effective tax rates of approximately 38.9% and 42.9%, respectively. The effective tax rates for all periods presented reflect the impact of certain non-deductible expenses.

Net Income Attributable to Controlling Interest

During the Q2 2011 Period, net income attributable to controlling interest totaled $3.0 million, which represents an increase of $1.0 million, from net income attributable to controlling interest of $2.0 million in the Q2 2010 Period.  Net income attributable to controlling interest for the Fiscal 2011 Period was $2.1 million, which represents an increase of $1.3 million, from net income attributable to controlling interest of $0.8 million in the Fiscal 2010 Period.  The increase in net income attributable to controlling interest for the Q2 2011 Period and the Fiscal 2011 Period was primarily attributable to an increase in operating income described above, partially offset by an increase in income taxes described above.

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

Net cash flows provided by operating activities increased by approximately $8.1 million to $7.3 million for the Fiscal 2011 Period from approximately $0.8 million of net cash flows used in operating activities for the Fiscal 2010 Period. The increase in net cash flows generated from operating activities for the Fiscal 2011 Period as compared to the Fiscal 2010 Period was primarily attributable to an increase in operating income, coupled with the timing of various Fiscal 2011 Period working capital items, such as trade and other receivables and certain vendor and income tax payments.

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

DCIP’s initial financing described above, coupled with a second round of financing completed in March 2011 (which consisted of a new $220.0 million term loan facility), is expected to substantially cover the cost of conversion to digital projection for our entire circuit. DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including Regal.  We bear operating and maintenance costs with respect to digital projection systems in our theatres, which is relatively comparable to what we currently spend on our conventional film projectors. In accordance with the Master Lease, RCI entered into a Sublease to provide the digital projection systems to UATC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option.  Under the Master Lease and the Sublease, UATC pays RCI annual minimum rent of $1,000 per digital projection system for the first six and a half years from the effective date of the agreement and is, upon certain conditions, subject to minimum annual rent of $3,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term. UATC is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease and the Sublease. Certain of the other rent payments are subject to either a monthly or an annual maximum. UATC accounts for the Sublease as an operating lease for accounting purposes.  We expect to outfit all of our screens with digital projection systems by late 2012 or early 2013. As of June 30, 2011, we operated 317 screens outfitted with digital projection systems, 255 of which are digital 3D capable.

During June 2011, we completed our deployment of 3D compatible digital projection systems to select theatres across our circuit. We believe the installation of 3D digital projection systems allow us to offer our patrons premium 3D movies and all-digital format experiences that we believe generate incremental revenue and cash flows for the Company. We remain optimistic regarding the benefits of digital cinema primarily as it relates to future potential associated with 3D film product and other 3D content and are pleased to see continued support of 3D and IMAX® film product by the major motion picture studios.

Net cash flows used in investing activities totaled approximately $2.1 million for the Fiscal 2011 Period compared to cash flows used in investing activities of approximately $2.2 million for the Fiscal 2010 Period.  The $0.1 million decrease in cash flows used in investing activities during the Fiscal 2011 Period, as compared to the Fiscal 2010 Period, was primarily attributable to an increase in the proceeds from the disposition of assets during the Fiscal 2011 Period.

Financing Activities

Net cash flows used in financing activities were approximately $4.6 million for the Fiscal 2011 Period compared to cash flows used in financing activities of approximately $4.8 million for the Fiscal 2010 Period.  The net decrease in cash flows used in financing activities during the Fiscal 2011 Period as compared to the Fiscal 2010 Period of $0.2 million was attributable to the incremental change in the related party receivable during the Fiscal 2011 Period as compared to the Fiscal 2010 Period.

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments and off-balance sheet arrangements as of December 30, 2010, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended December 30, 2010 and incorporated by reference herein.  As of June 30, 2011, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments.  We believe that the amount of cash and cash equivalents on hand and cash flow expected from operations will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

UATC’s market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. As of June 30, 2011, the Company maintained no debt obligations bearing floating interest rates.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2011, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

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

Item 4. [REMOVED AND RESERVED]

Item 6. EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
101

Financial statements from the quarterly report on Form 10-Q of United Artists Theatre Circuit, Inc. for the quarter ended June 30, 2011, filed on August 15, 2011, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED ARTISTS THEATRE CIRCUIT, INC.

Date: August 15, 2011	By:	/s/ AMY E. MILES
Amy E. Miles
President
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ DAVID H. OWNBY
David H. Ownby
Vice President and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
101

Financial statements from the quarterly report on Form 10-Q of United Artists Theatre Circuit, Inc. for the quarter ended June 30, 2011, filed on August 15, 2011, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.