Form 10-Q
period 2011-09-29
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2011-11-14
CIK 889570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2011

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

The number of shares outstanding of $1.00 par value common stock at November 14, 2011 was 100 shares.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	September 29, 2011	December 30, 2010
Assets
Current assets:
Cash and cash equivalents	$47.4	$52.4
Receivables	0.4	1.3
Prepaid expenses, concession inventory and other current assets	5.0	1.2
Deferred income tax asset	0.4	2.1
Total current assets	53.2	57.0
Property and equipment:
Land	3.3	3.3
Buildings, leasehold improvements and equipment	131.2	130.8
Total property and equipment	134.5	134.1
Accumulated depreciation and amortization	(93.6)	(88.9)
Total property and equipment, net	40.9	45.2
Goodwill	7.1	7.1
Other non-current assets	3.9	2.9
Total assets	$105.1	$112.2
Liabilities and Equity
Current liabilities:
Accounts payable	$6.4	$8.3
Accrued expenses and other	4.0	6.7
Current portion of debt obligations	0.2	0.2
Total current liabilities	10.6	15.2
Other non-current liabilities	1.2	0.9
Non-current deferred revenue	24.5	24.8
Long-term debt, less current portion	1.1	1.3
Deferred income tax liability	19.3	21.7
Total liabilities	56.7	63.9
Equity:
Preferred stock, $1.00 par value; 500,000 shares authorized, no shares issued and outstanding at September 29, 2011 and December 30, 2010	—	—
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at September 29, 2011 and December 30, 2010	—	—
Additional paid-in capital	93.2	93.2
Retained earnings	41.2	35.6
Related party receivables	(86.2)	(80.7)
Total stockholder’s equity of United Artists Theatre Circuit, Inc.	48.2	48.1
Noncontrolling interest	0.2	0.2
Total equity	48.4	48.3
Total liabilities and equity	$105.1	$112.2

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Quarter Ended September 29, 2011	Quarter Ended September 30, 2010	Three Quarters Ended September 29, 2011	Three Quarters Ended September 30, 2010
Revenues:
Admissions	$41.0	$39.2	$110.2	$115.4
Concessions	15.3	14.4	41.4	43.1
Other operating revenues	1.8	1.7	5.2	5.1
Total revenues	58.1	55.3	156.8	163.6
Operating expenses:
Film rental and advertising costs	21.2	19.8	55.9	58.9
Cost of concessions	2.0	2.1	5.5	6.1
Other theatre operating expenses	21.6	22.3	62.8	67.6
Sale and leaseback rentals	3.8	3.7	11.3	11.2
General and administrative expenses	1.8	1.6	4.7	4.9
Depreciation and amortization	2.0	2.4	7.2	7.4
Net loss (gain) on disposal and impairment of operating assets	—	(0.1)	—	2.6
Total operating expenses	52.4	51.8	147.4	158.7
Income from operations	5.7	3.5	9.4	4.9
Other expense (income):
Interest expense (income), net	—	—	—	—
Total other expense (income), net	—	—	—	—
Income before income taxes	5.7	3.5	9.4	4.9
Provision for income taxes	2.3	1.3	3.7	1.9
Net income	3.4	2.2	5.7	3.0
Noncontrolling interest, net of tax	—	—	(0.1)	—
Net income attributable to controlling interest	$3.4	$2.2	$5.6	$3.0

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Quarters Ended September 29, 2011	Three Quarters Ended September 30, 2010
Cash flows from operating activities:
Net income	$5.7	$3.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7.2	7.4
Net loss on disposal and impairment of operating assets	—	2.6
Deferred income tax benefit	(1.2)	(2.2)
Effect of leases with escalating minimum annual rentals	(0.8)	(0.9)
Change in operating assets and liabilities:
Receivables	0.9	0.6
Prepaid expenses and concession inventory	(3.8)	(3.6)
Accounts payable	(1.9)	(6.2)
Deferred revenue	(0.3)	(0.3)
Accrued expenses and other liabilities	(2.2)	(4.2)
Net cash provided by (used in) operating activities	3.6	(3.8)
Cash flows from investing activities:
Capital expenditures	(3.1)	(3.1)
Proceeds from disposition of assets, net	0.1	—
Distributions to partnership	(0.1)	(0.1)
Net cash used in investing activities	(3.1)	(3.2)
Cash flows from financing activities:
Debt payments	(0.2)	(0.2)
Increase in related party receivables	(5.3)	(5.6)
Net cash used in financing activities	(5.5)	(5.8)
Net decrease in cash and cash equivalents	(5.0)	(12.8)
Cash and cash equivalents:
Beginning of period	52.4	59.8
End of period	$47.4	$47.0

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2011 and September 30, 2010

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

UATC operated 543 screens in 62 theatres in 18 states as of September 29, 2011. As of September 30, 2010, UATC operated 547 screens in 63 theatres in 18 states.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.  As of September 29, 2011, the Company managed its business under one reportable segment: theatre exhibition operations.

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

The Company has prepared the unaudited condensed consolidated balance sheet as of September 29, 2011 and the unaudited condensed consolidated statements of operations and cash flows for the quarter and three quarters ended September 29, 2011 and September 30, 2010 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 30, 2010 unaudited condensed consolidated balance sheet information is derived from the 2010 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the 2010 Audited Consolidated Financial Statements and notes thereto. The results of operations for the quarter and three quarters ended September 29, 2011 are not necessarily indicative of the operating results that may be achieved for the full 2011 fiscal year.

Net income and total comprehensive income are the same for all periods presented.

(2)   Debt Obligations

Debt obligations are summarized as follows (amounts in millions):

	September 29, 2011	December 30, 2010
Debt obligations(a)	$1.3	$1.5
Less current portion	(0.2)	(0.2)
Long-term debt, less current portion	$1.1	$1.3

(a)                                  Debt obligations include $1.3 million and $1.5 million of capital lease obligations as of September 29, 2011 and December 30, 2010, which have an interest rate of 10.0%, maturing in 2016.

(3)   Related Party Transactions

Management Agreement

RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During each of the quarters ended September 29, 2011 and September 30, 2010, UATC recorded management fee expenses of approximately $1.8 million and $1.6 million, respectively, related to this agreement. During the three quarters ended September 29, 2011 and September 30, 2010, UATC recorded management fee expenses of approximately $4.7 million and $4.9 million, respectively, related to this agreement. Such fees have been recorded in the accompanying unaudited condensed consolidated statements of operations as a component of “General and administrative expenses.”

Related-Party Receivables

The related-party receivables balance of $80.7 million as of December 30, 2010 was comprised of approximately $9.8 million related to advances made to Prop I to fund additions and/or renovations to theatres leased from Prop I and approximately $70.9 million related to intercompany transactions and cash management.  The related party receivables balance of $86.2 million as of September 29, 2011 continued to be comprised of the $9.8 million receivable from Prop I and approximately $76.4 million related to intercompany transactions and cash management.

UATC leases three theatres from Prop I in accordance with a master lease (the “Prop I Master Lease”). The Prop 1 Master Lease commenced in 1988 with an original base term of 15 years and in 2003 UATC exercised a 10 year renewal extension of the lease. The Prop I Master Lease provides for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre. In order to fund the cost of additions and/or renovations to the theatres leased by UATC from Prop I, UATC made advances to Prop I prior to becoming a wholly owned subsidiary of REG in 2002.  Since 2002, UATC has not funded any additions and/or renovations for these properties and does not expect to make any advances to Prop 1 in future periods. The Prop I portion of the related-party receivable balance ($9.8 million at September 29, 2011 and December 30, 2010) will be reduced upon any sale of the three properties by Prop I, with UATC receiving the net proceeds of the sale. The fair value of each of the three locations is evaluated periodically using the expected selling price less selling costs for each property.  Management’s estimates (Level 3 inputs as described in ASC Topic 820, Fair Value Measurements and Disclosures) are based on recent market transactions and current real estate values within each market.  The Company has no current intention to market or sell the properties at this time, but believes that the fair market value of the three properties will be sufficient to substantially recover the current receivable from Prop I.

The increase in the related-party receivables balance of $5.5 million during the three quarters ended September 29, 2011 was due primarily to the timing of intercompany cash collections and disbursements particularly with respect to (1) the redemption of gift cards and discount tickets at UATC theatres that were sold by a subsidiary of RCI, Regal CineMedia (“RCM”) and (2) cash received by RCI for various revenue items, such as on-line ticket sales and rebates from vendor marketing programs, for UATC’s share of the revenues for such items. RCI (or RCM) receives the cash for these items, revenue is recorded by UATC and a corresponding intercompany receivable is created, which is payable by RCI (or RCM) to UATC.  Increases in the intercompany receivable recorded by UATC could continue to occur in future periods as long as the above described cash management activities continue as usual.  As of September 29, 2011, management believes the intercompany receivable is fully collectable.

Digital Cinema Implementation Partners, LLC Transactions

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

DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including Regal. In accordance with the Master Lease, RCI will sublease (the “Sublease”) the digital projection systems to UATC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option.  Under the Master Lease and the Sublease, UATC pays RCI annual minimum rent of $1,000 per digital projection system from the effective date of the agreement through the end of the lease term and is, upon certain conditions described below, subject to incremental annual rent of $2,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term.  In the event that the junior capital raised by DCIP in the initial financing transactions remains outstanding at any time on or after the date that is six and a half years after the closing date of March 2010, the holders of the related notes will have the right to require Regal and other participating exhibitors to make incremental minimum rent payments of $2,000 per digital projection system per year through the earlier of the end of the lease term or until such notes are repaid.  UATC considers both the $1,000 minimum rental and the incremental minimum rental payment of $2,000 per digital projection system to be minimum rents and accordingly has recorded such rents on a straight-line basis in its consolidated financial statements. UATC is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease and the Sublease. Certain of the other rent payments are subject to either a monthly or an annual maximum. UATC accounts for the Sublease as an operating lease for accounting purposes. During the three quarters ended September 29, 2011 and September 30, 2010, the Company incurred total rent of approximately $0.4 million and $0.1 million, respectively, associated with the leased digital projection systems.

During June 2011, we completed our deployment of 3D compatible digital projection systems across our circuit.  The Company has accelerated depreciation of its owned 35 mm film projection equipment that is scheduled to be replaced with leased digital projection systems, with such depreciation occurring over the expected deployment schedule since the Company plans to dispose of such equipment prior to the end of its useful life. To that end, during the three quarters ended September 29, 2011 and September 30, 2010, the Company recorded approximately $0.5 million and $0.6 million, respectively, of accelerated depreciation related to such 35mm film projection equipment.  As of September 29, 2011, we operated 331 screens outfitted with digital projection systems, 257 of which are digital 3D capable.

National CineMedia, LLC Transactions

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

The Company’s portion of these revenues are presented as a component of “Other operating revenues” in the Company’s unaudited condensed consolidated financial statements and consist of the following amounts (in millions):

	Quarter Ended September 29, 2011	Quarter Ended September 30, 2010	Three Quarters Ended September 29, 2011	Three Quarters Ended September 30, 2010
Theatre access fees per patron	$0.3	$0.3	$0.9	$0.9
Theatre access fees per digital screen	0.1	0.1	0.3	0.3
Other NCM revenue	0.1	0.1	0.1	0.1
Amortization of ESA modification fees	0.1	0.1	0.3	0.3
Payments for beverage concessionaire advertising	(0.3)	(0.3)	(0.8)	(0.8)
Total	$0.3	$0.3	$0.8	$0.8

(4)   Sale—Leaseback Transactions

In December 1995, UATC entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of September 29, 2011, 12 theatres were subject to the sale leaseback transaction and approximately $27.9 million in principal amount of pass-through certificates were outstanding.

(5)   Income Taxes

The provision for income taxes of $2.3 million and $1.3 million for the quarters ended September 29, 2011 and September 30, 2010, respectively, reflect effective tax rates of approximately 40.4% and 37.1%, respectively.  The provision for income taxes of $3.7 million and $1.9 million for the three quarters ended September 29, 2011 and September 30, 2010, respectively, reflect effective tax rates of approximately 39.4% and 38.8%, respectively. The effective tax rates for the quarters and three quarters ended September 29, 2011 and September 30, 2010 reflect the impact of certain non-deductible expenses.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company maintains a valuation allowance against deferred tax assets of $3.2 million as of September 29, 2011 and December 30, 2010 as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

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

REG maintains an investment in National CineMedia, a pass-through entity for federal income tax purposes. The IRS is currently examining National CineMedia’s 2007 and 2008 income tax returns and, as of September 29, 2011, has proposed an adjustment related to the characterization of cash received by National CineMedia’s founding members, including REG and the Company, at or around the time of NCM Inc.’s IPO. Management is currently evaluating the proposed adjustment and believes it is reasonably possible that an increase in unrecognized tax benefits related to this position may be necessary within the next twelve months. The amount of such increase is not reasonably estimable as of September 29, 2011.

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

(7)   Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements, (“ASU 2010-06”). This Update provides a greater level of disaggregated information and enhanced disclosures about valuation techniques and inputs to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 and became effective for the Company as of April 1, 2010 except for certain disclosure requirements.  Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years and became effective for the Company as of the beginning of fiscal 2011.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of ASU 2011-08 to have a material effect on its consolidated financial results.

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

Overview and Basis of Presentation

UATC operated 543 screens in 62 theatres in 18 states as of September 29, 2011. As of September 30, 2010, UATC operated 547 screens in 63 theatres in 18 states. The theatres we operate are managed by RCI, a wholly owned subsidiary of Regal, pursuant to a management arrangement described below. The Company formally operates on a 52-week fiscal year (ending on the first Thursday after December 25 each year) with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company manages its business under one reportable segment: theatre exhibition operations.

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

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended December 30, 2010 and incorporated by reference herein.  As of September 29, 2011, there were no significant changes in our critical accounting policies or estimation procedures.

Significant Events

For a discussion of other significant operating, financing and investing transactions which have occurred through December 30, 2010, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 30, 2010.

During June 2011, we completed our deployment of 3D compatible digital projection systems across our circuit. As of September 29, 2011, we operated 331 screens outfitted with digital projection systems, 257 of which are digital 3D capable (approximately 47% of our total screens). We expect all of our screens to be outfitted with digital projection systems by late 2012 or early 2013.

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

Results of Operations

Based on our review of industry sources, domestic box office revenues for the time period that corresponds to UATC’s third fiscal quarter of 2011 were estimated to have increased by approximately seven percent in comparison to the third quarter of 2010. The industry’s box office results were positively impacted by strong attendance from premium format pictures during the third quarter of 2011, including Harry Potter and the Deathly Hallows: Part 2 and Transformers: Dark of the Moon and the commercial appeal of the overall film slate during the quarter.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of operations for the quarter ended September 29, 2011 (“Q3 2011 Period”), the quarter ended September 30, 2010 (“Q3 2010 Period”), the three quarters ended September 29, 2011 (“Fiscal 2011 Period”) and the three quarters ended September 30, 2010 (“Fiscal 2010 Period”):

	Q3 2011 Period	Q3 2010 Period	Fiscal 2011 Period	Fiscal 2010 Period
Revenues:
Admissions	70.6%	70.9%	70.3%	70.6%
Concessions	26.3	26.0	26.4	26.3
Other operating revenues	3.1	3.1	3.3	3.1
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	36.5	35.8	35.7	36.0
Cost of concessions	3.4	3.8	3.5	3.7
Other theatre operating expenses	37.3	40.3	40.0	41.3
Sale and leaseback rentals	6.5	6.7	7.2	6.9
General and administrative expenses	3.1	3.0	3.0	3.0
Depreciation and amortization	3.4	4.3	4.6	4.5
Net loss (gain) on disposal and impairment of operating assets	—	(0.2)	—	1.6
Total operating expenses	90.2	93.7	94.0	97.0
Income from operations	9.8%	6.3%	6.0%	3.0%

Total Revenues

The following table summarizes revenues and revenue-related data for the Q3 2011 Period, the Q3 2010 Period, the Fiscal 2011 Period and the Fiscal 2010 Period (in millions, except averages):

	Q3 2011 Period	Q3 2010 Period	Fiscal 2011 Period	Fiscal 2010 Period
Admissions	$41.0	$39.2	$110.2	$115.4
Concessions	15.3	14.4	41.4	43.1
Other operating revenues	1.8	1.7	5.2	5.1
Total revenues	$58.1	$55.3	$156.8	$163.6
Attendance	4.7	4.5	12.6	13.4
Average ticket price(1)	$8.72	$8.71	$8.75	$8.61
Average concessions revenues per patron(2)	$3.26	$3.20	$3.29	$3.22

(1)           Calculated as admissions revenue/attendance.

(2)           Calculated as concessions revenue/attendance.

Q3 2011 Period Compared to Q3 2010 Period and the Fiscal 2011 Period Compared to the Fiscal 2010 Period

Admissions

During the Q3 2011 Period, total admissions revenues, driven by a 4.4% increase in attendance, increased $1.8 million, or 4.6%, to $41.0 million, from $39.2 million in the Q3 2010 Period.  We believe that our attendance is primarily dependent upon the commercial appeal of content released by the major motion picture studios.  The Q3 2011 Period increase in attendance was primarily attributable to strong attendance from premium format pictures during the Q3 2011 Period, including Harry Potter and the Deathly Hallows: Part 2 and Transformers: Dark of the Moon and the commercial appeal of the overall film slate during the Q3 2011 Period as compared to that of the Q3 2010 Period. For the Q3 2011 Period, the average ticket price increased 0.1% due to the success of premium-priced films exhibited during the Q3 2011 Period.

Total admissions revenues decreased $5.2 million during the Fiscal 2011 Period, or 4.5%, to $110.2 million, from $115.4 million in the Fiscal 2010 Period primarily due to a 6.0% decrease in attendance, partially offset by a 1.6% increase in average ticket prices. The Fiscal 2011 Period decline in attendance was primarily attributable to the overall lack of appeal to our patrons of the films exhibited in our theatres during the Fiscal 2011 Period as compared to the films exhibited during the Fiscal 2010 Period, which included the record-breaking performances of Avatar and Alice in Wonderland and strong attendance from other top tier releases such as Iron Man 2 and Toy Story 3.  In addition, the continued aging of our theatres (approximately 49% of our screens are located in older, sloped floor multiplexes) contributed to the decline in the Fiscal 2011 Period attendance.  The primary driver of the increase in our Fiscal 2011 Period average ticket price was an increase in the percentage of our admissions revenues generated by premium-priced films exhibited during the Fiscal 2011 Period and selective price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions).

Concessions

Total concessions revenues increased $0.9 million, or 6.3%, to $15.3 million in the Q3 2011 Period, from $14.4 million in the Q3 2010 Period. During the Fiscal 2011 Period, total concessions revenues decreased $1.7 million, or 3.9%, to $41.4 million, from $43.1 million in the Fiscal 2010 Period.  Average concessions revenues per patron during the Q3 2011 Period increased 1.9%, to $3.26, from $3.20 for the Q3 2010 Period and increased 2.2%, to $3.29 during the Fiscal

2011 Period, from $3.22 in the Fiscal 2010 Period. The increase in total concessions revenues during the Q3 2011 Period was attributable to the aforementioned increase in attendance during the period coupled with an increase in average concessions revenues per patron. The decrease in total concessions revenues during the Fiscal 2011 Period was attributable to the aforementioned decrease in attendance during the period, partially offset by an increase in average concessions revenues per patron. The increase in average concessions revenues per patron for the Q3 2011 Period and the Fiscal 2011 Period was primarily a result of increases in popcorn and beverage sales volume during the Q3 2011 Period and the Fiscal 2011 Period, selective price increases effected subsequent to the end of the Q3 2010 Period and to a lesser extent, the impact of expanded concession menu items offered in certain of our theatres during such periods.

Other Operating Revenues

During the Q3 2011 Period, other operating revenues increased $0.1 million, or 5.9%, to $1.8 million, from $1.7 million in the Q3 2010 Period. Total other operating revenues increased $0.1 million, or 2.0%, to $5.2 million for the Fiscal 2011 Period, from $5.1 million for the Fiscal 2010 Period.  Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs, arcade game and other theatre revenues. The increase in other operating revenues during the Q3 2011 Period was primarily driven by increases in arcade game and other theatre revenues (including our summer kids programs) and increased revenues associated with our vendor marketing programs. The increase in other operating revenues during the Fiscal 2011 Period was primarily driven by increases in arcade game and other theatre revenues, partially offset by slight decreases in revenues from our vendor marketing programs.

Operating Expenses

The following table summarizes certain operating expenses for the Q3 2011 Period, the Q3 2010 Period, the Fiscal 2011 Period and the Fiscal 2010 Period (dollars in millions):

	Q3 2011 Period		Q3 2010 Period		Fiscal 2011 Period		Fiscal 2010 Period
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	21.2	51.7	19.8	50.5	55.9	50.7	58.9	51.0
Cost of concessions(2)	2.0	13.1	2.1	14.6	5.5	13.3	6.1	14.2
Other theatre operating expenses(3)	21.6	37.3	22.3	40.3	62.8	40.0	67.6	41.3
Sale and leaseback rentals(3)	3.8	6.5	3.7	6.7	11.3	7.2	11.2	6.9
General and administrative expenses(3)	1.8	3.1	1.6	3.0	4.7	3.0	4.9	3.0

(1)           Percentage of revenues calculated as a percentage of admissions revenues.

(2)           Percentage of revenues calculated as a percentage of concessions revenues.

(3)           Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues increased to 51.7% during the Q3 2011 Period from 50.5% in the Q3 2010 Period and for the Fiscal 2011 Period, decreased to 50.7% from 51.0% in the Fiscal 2010 Period. The increase in film rental and advertising costs as a percentage of box office revenues during the Q3 2011 Period was primarily attributable to a higher percentage of box office revenues generated by the top tier films exhibited during the Q3 2011 Period, including Harry Potter and the Deathly Hallows: Part 2 and Transformers: Dark of the Moon.  The decrease in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2011 Period was primarily attributable to higher film costs associated with the success of Avatar and other top tier films exhibited during the Fiscal 2010 Period.

Cost of Concessions

During the Q3 2011 Period, cost of concessions decreased $0.1 million, or 4.8%, to $2.0 million, from $2.1 million in the Q3 2010 Period.  Cost of concessions decreased $0.6 million, or 9.8%, to $5.5 million during the Fiscal 2011 Period, from $6.1 million in the Fiscal 2010 Period. Cost of concessions as a percentage of concessions revenues for the Q3 2011 Period was approximately 13.1%, compared to 14.6% during the Q3 2010 Period.  For the Fiscal 2011 Period, cost of concessions as a percentage of concessions revenues was approximately 13.3% compared to 14.2% for the Fiscal 2010

Period.  The decrease in cost of concessions as a percentage of concessions revenues during the Q3 2011 Period and the Fiscal 2011 Period was primarily related to increases in popcorn and beverage sales volume and selective price increases effected subsequent to the end of the Q3 2010 Period.

Other Theatre Operating Expense

Other theatre operating expenses decreased $0.7 million, or 3.1%, to $21.6 million in the Q3 2011 Period, from $22.3 million in the Q3 2010 Period.  During the Fiscal 2011 period, other theatre operating expenses decreased $4.8 million, or 7.1%, to $62.8 million, from $67.6 million in the Fiscal 2010 Period.  The decrease in other theatre operating expenses during the Q3 2011 Period was attributable to savings in theatre-level payroll and other non-rent occupancy costs, partially offset by increased costs associated with higher premium format film revenues.  The decrease in other theatre operating expenses during the Fiscal 2011 Period was attributable to savings in theatre-level payroll, other non-rent occupancy costs and lower contingent rent.

Sale and Leaseback Rentals

Sale and leaseback expenses of $3.8 million for the Q3 2011 Period increased slightly by $0.1 million, or 2.7%, from $3.7 million during the Q3 2010 Period.  During the Fiscal 2011 Period, sale and leaseback expenses of $11.3 million increased slightly by $0.1 million, or 0.9%, from $11.2 million during the Fiscal 2010 Period.  See Note 4 — “Sale-Leaseback Transactions” for further discussion of sale and leaseback transactions.

General and Administrative Expenses

During the Q3 2011 Period, general and administrative expenses increased $0.2 million, or 12.5%, to $1.8 million, from $1.6 million in the Q3 2010 Period. General and administrative expenses decreased $0.2 million, or 4.1%, to $4.7 million during the Fiscal 2011 Period, from $4.9 million in the Fiscal 2010 Period.  Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC.  The increase in general and administrative expenses during the Q3 2011 Period was due to the increase in management fee costs incurred resulting from the increase in total revenues during the Q3 2011 Period.  The decrease in general and administrative expenses during the Fiscal 2011 Period was due to the decrease in management fee costs incurred resulting from the decrease in total revenues during the Fiscal 2011 Period.  As a percentage of total revenues, general and administrative expenses increased to 3.1% during the Q3 2011 Period, from 3.0% in the Q3 2010 Period.  As a percentage of total revenues, general and administrative expenses of 3.0% for the Fiscal 2011 Period were consistent with that of the Fiscal 2010 Period.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.4 million, or 16.7%, to $2.0 million for the Q3 2011 Period, from $2.4 million in the Q3 2010 Period.  During the Fiscal 2011 Period, depreciation and amortization expense decreased $0.2 million, or 2.7%, to $7.2 million, from $7.4 million in the Fiscal 2010 Period.  The decrease in depreciation and amortization expense during the Q3 2011 Period and the Fiscal 2011 Period was primarily due to a reduction in depreciation related to the replacement of owned 35mm film projectors with leased digital projection systems and a greater number of fully depreciated fixed assets during the Q3 2011 Period and Fiscal 2011 Period as compared to the Q3 2010 Period and Fiscal 2010 period.

Net Loss (gain) on Disposal and Impairment of Operating Assets

Net loss on disposal and impairment of operating assets decreased $2.6 million, to zero in the Fiscal 2011 Period, from a $2.6 million loss in the Fiscal 2010 Period. The decrease in net loss on disposal and impairment of operating assets during the Fiscal 2011 Period was primarily attributable to the satisfaction of remaining lease obligations related to the closure of an underperforming theatre during the Fiscal 2010 Period.

Income from Operations

During the Q3 2011 Period, income from operations increased $2.2 million, or 62.9%, to $5.7 million, from $3.5 million in the Q3 2010 Period.  Income from operations increased $4.5 million, or 91.8%, to $9.4 million during the Fiscal

2011 Period, from $4.9 million in the Fiscal 2010 Period. The net increase in income from operations during the Q3 2011 Period as compared to the Q3 2010 Period was primarily attributable to the increase in total revenues coupled with reductions in certain variable operating expense line items described above.  The net increase in income from operations during the Fiscal 2011 Period as compared to the Fiscal 2010 Period was primarily attributable to a reduction in certain variable operating expense line items described above and a lower loss on disposal and impairment of operating assets, partially offset by the decrease in total revenues.

Income Taxes

The provision for income taxes of $2.3 million and $1.3 million for the Q3 2011 Period and the Q3 2010 Period, respectively, reflect effective tax rates of approximately 40.4% and 37.1%, respectively.  The provision for income taxes of $3.7 million and $1.9 million for the Fiscal 2011 Period and the Fiscal 2010 Period, respectively, reflect effective tax rates of approximately 39.4% and 38.8%, respectively. The effective tax rates for all periods presented reflect the impact of certain non-deductible expenses.

Net Income Attributable to Controlling Interest

During the Q3 2011 Period, net income attributable to controlling interest totaled $3.4 million, which represents an increase of $1.2 million, from net income attributable to controlling interest of $2.2 million in the Q3 2010 Period.  Net income attributable to controlling interest for the Fiscal 2011 Period was $5.6 million, which represents an increase of $2.6 million, from net income attributable to controlling interest of $3.0 million in the Fiscal 2010 Period.  The increase in net income attributable to controlling interest for the Q3 2011 Period and the Fiscal 2011 Period was primarily attributable to an increase in operating income described above, partially offset by an increase in income taxes described above.

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

Net cash flows provided by operating activities increased by approximately $7.4 million to approximately $3.6 million for the Fiscal 2011 Period from approximately $3.8 million of net cash used in operating activities for the Fiscal 2010 Period.  The increase was caused by a $1.0 million increase in net income excluding non-cash items coupled with a positive fluctuation in working capital activity of approximately $6.4 million.  Working capital activity was primarily impacted by positive fluctuations in accounts payable activity (primarily film rental liabilities) during the Fiscal 2011 Period as compared to the Fiscal 2010 Period and positive fluctuations in accrued expenses and other liabilities activity during such periods.  The positive fluctuation in accounts payable activity was primarily due to lower attendance and box office revenue at our theaters during the latter part of fourth quarter of 2010 as compared to latter part of the fourth quarter of December 2009 coupled with the timing of certain film payments during the Fiscal 2011 Period and the Fiscal 2010 Period.  The positive fluctuation in accrued expenses and other liabilities activity during the Fiscal 2011 Period as compared to the Fiscal 2010 Period was primarily related to a reduction in reserves associated with lease termination costs for closed theatres during the Fiscal 2010 Period.

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

DCIP’s initial financing described above, coupled with a second round of financing completed in March 2011 (which consisted of a new $220.0 million term loan facility), is expected to substantially cover the cost of conversion to digital projection for our entire circuit. DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including Regal.  We bear operating and maintenance costs with respect to digital projection systems in our theatres, which is relatively comparable to what we currently spend on our conventional film projectors. We expect to outfit all of our screens with digital projection systems by late 2012 or early 2013. As of September 29, 2011, we operated 331 screens outfitted with digital projection systems, 257 of which are digital 3D capable.

During June 2011, we completed our deployment of 3D compatible digital projection systems across our circuit. We believe the installation of 3D digital projection systems allows us to offer our patrons premium 3D movies and all-digital format experiences that we believe generate incremental revenue and cash flows for the Company. We remain optimistic regarding the benefits of digital cinema primarily as it relates to future potential associated with 3D film product and other 3D content and are pleased to see continued support of 3D and IMAX® film product by the major motion picture studios.

Net cash flows used in investing activities totaled approximately $3.1 million for the Fiscal 2011 Period compared to cash flows used in investing activities of approximately $3.2 million for the Fiscal 2010 Period.  The $0.1 million decrease in cash flows used in investing activities during the Fiscal 2011 Period, as compared to the Fiscal 2010 Period, was primarily attributable to an increase in the proceeds from the disposition of assets during the Fiscal 2011 Period.

Financing Activities

Net cash flows used in financing activities were approximately $5.5 million for the Fiscal 2011 Period compared to cash flows used in financing activities of approximately $5.8 million for the Fiscal 2010 Period.  The net decrease in cash flows used in financing activities during the Fiscal 2011 Period as compared to the Fiscal 2010 Period of $0.3 million was attributable to the incremental change in the related party receivable (described further in Note 3 — “Related Party Transactions”) during the Fiscal 2011 Period as compared to the Fiscal 2010 Period.

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments and off-balance sheet arrangements as of December 30, 2010, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended December 30, 2010 and incorporated by reference herein.  As of September 29, 2011, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments.  We believe that the amount of cash and cash equivalents on hand and cash flow expected from operations will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Note 7 – “Recent Accounting Pronouncements” of our notes to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 (Financial Statements) of this Form 10-Q, which information is incorporated by reference herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

UATC’s market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. As of September 29, 2011, the Company maintained no debt obligations bearing floating interest rates.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 29, 2011, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 29, 2011, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information required to be furnished by us under this Part II, Item 1 (Legal Proceedings) is incorporated by reference to Note 6 – “Litigation and Contingencies” of our notes to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 (Financial Statements) of this quarterly report on Form 10-Q.

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
101

Financial statements from the quarterly report on Form 10-Q of United Artists Theatre Circuit, Inc. for the quarter ended September 29, 2011, filed on November 14, 2011, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED ARTISTS THEATRE CIRCUIT, INC.

Date: November 14, 2011	By:	/s/ AMY E. MILES
Amy E. Miles President (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ DAVID H. OWNBY
David H. Ownby Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
101

Financial statements from the quarterly report on Form 10-Q of United Artists Theatre Circuit, Inc. for the quarter ended September 29, 2011, filed on November 14, 2011, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.