Form 10-K
period 2011-12-29
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2012-03-19
CIK 889570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐ No ☒

The registrant is a wholly owned subsidiary of Regal Entertainment Group. As of June 30, 2011, there were no shares of voting or non-voting common stock held by non-affiliates of the registrant.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I(2).

The number of shares outstanding of $1.00 par value common stock at March 19, 2012 was 100 shares.

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

The Company manages its business under one reportable segment: theatre exhibition operations.

DESCRIPTION OF BUSINESS

As of December 29, 2011, we operated 527 screens in 60 theatres in 17 states with over 16 million annual attendees for the fiscal year ended December 29, 2011 (“fiscal 2011”). Our theatres are managed by RCI, a wholly owned subsidiary of Regal, pursuant to a management arrangement described below.  We operate multi-screen theatres and have an average of 8.8 screens per location. Theatre operations in six states (New York, California, Mississippi, Maryland, Texas and New Jersey) accounted for approximately 70.0% and 68.9% of our total theatres and screens, respectively, as of December 29, 2011 and approximately 77.8% of UATC’s theatrical revenue for fiscal 2011.

We have historically upgraded our theatre circuit by retrofitting existing theatres and strategically closing and disposing of under-performing theatres.  Approximately 65% of our screens are in theatres with 10 or more screens.  As of December 29, 2011, we operate 25 theatres (276 screens) which offer stadium seating, representing approximately 52% of our screens.

The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2008) results in a 53-week fiscal year. For fiscal 2011, we reported total revenues, income from operations and net income attributable to controlling interest of $201.2 million, $10.0 million and $5.4 million, respectively. In addition, we generated $11.5 million of cash flows from operating activities during fiscal 2011.

In connection with Regal’s acquisition of its subsidiaries, as more fully described in Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, a management agreement was executed between RCI and UATC under which RCI manages all aspects of the theatre operations of UATC and its subsidiaries and makes all business decisions on behalf of UATC. In certain markets where RCI manages UATC theatre operations, RCI also manages and operates its own theatres.

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

INDUSTRY OVERVIEW AND TRENDS

The domestic motion picture exhibition industry is a mature business that has historically maintained steady long-term growth in revenues and attendance. Since 1965, total box office revenues have grown at a compound annual growth rate of approximately 5% with annual attendance of approximately 1.3 billion attendees in 2011. Against this background of steady long-term growth in revenues and attendance, the exhibition industry has experienced periodic short-term increases and decreases in attendance and, consequently, box office revenues. We expect the cyclical nature of the domestic motion picture exhibition industry to continue for the foreseeable future.

More recently, the domestic motion picture exhibition industry has experienced increased competition from other methods of delivering films to consumers, including cable television, in-home video and DVD, satellite and pay-per-view services such as video on demand and downloads via the Internet. Traditionally, when motion picture distributors license their films to the domestic exhibition industry, they refrain from licensing their products to other delivery channels for a period of time, commonly called the theatrical release window. Over the past several years, the average period between a film’s theatrical release and its in-home video or DVD release has remained relatively stable. However, we believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window during our film licensing decisions. Fundamentally, we believe that movie-going is a convenient, affordable and attractively priced form of out-of-home entertainment, which, on an average price per patron basis, continues to compare favorably to other out-of-home entertainment alternatives, such as concerts and sporting events.

The domestic motion picture industry is in the process of converting from film-based media to electronic-based media, including the distribution of feature films in a digital format rather than a 35 mm film format. Virtually all entertainment content today can be exhibited digitally. Digital projection produces a consistent state-of-the-art presentation for patrons as there is no degradation of image over the exhibition period of the motion picture. We believe that operating a digital theatre circuit has enabled us to generate incremental revenue from differentiated motion picture formats such as digital 3D, generate additional revenue from exhibition of specialty content offerings and provide greater flexibility in scheduling our programming content, which we expect will enhance our capacity utilization. We believe the benefits associated with digital technologies will be significant for our theatre circuit and provide us with the opportunity for incremental revenue. We are pleased with the benefits and future potential of digital cinema primarily as it relates to 3D film product and other 3D content and with the continued support of 3D film product by the major motion picture studios.  As directors and producers continue to embrace new technology in their productions, we expect new and innovative content generation to continue.  To that end, during fiscal 2007, Regal, along with AMC Entertainment, Inc. (“AMC”) and Cinemark, Inc. (“Cinemark”), formed a joint venture company known as Digital Cinema Implementation Partners, LLC (“DCIP”), to create a financing model and execute agreements with major motion picture studios for the implementation of digital cinema in our theatres. Each of Regal, AMC and Cinemark has an equal voting interest in DCIP. During fiscal 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection. Concurrent with closing, RCI entered into a master equipment lease agreement (the “Master Lease”) and other related agreements (collectively, the “Digital Cinema Agreements”) with Kasima, LLC, a wholly-owned subsidiary of DCIP.  Subsequent to the execution of the Digital Cinema Agreements, UATC distributed its existing digital projection systems with a net book value of approximately $2.7 million to RCI (see Note 5 — “Related Party Transactions” for further discussion related to DCIP). During fiscal 2011, we completed our deployment of 3D compatible digital projection systems to theatres across our circuit.  As of December 29, 2011, we operated 345 screens outfitted with digital projection systems, 257 of which are digital 3D capable.

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

THEATRE OPERATIONS

UATC operates 527 screens in 60 theatres in 17 states as of December 29, 2011.  We primarily operate multi-screen theatres. Our multi-screen theatre complexes typically feature auditoriums ranging from 100 to 500 seats each. As a result, our theatres appeal to a diverse group of patrons because we offer a wide selection of films and convenient show times. In addition, many of our theatres feature state-of-the-art amenities such as immersive wall-to-wall and floor-to-ceiling screens, Sony Digital Cinema™ 4K projection systems, digital stereo surround-sound,  closed-captioning, multi-station concessions stands, computerized ticketing systems, plush stadium seating with cup holders and retractable armrests, enhanced interiors and exteriors, and video game areas adjacent to the theatre lobby.

Our multi-screen theatres are designed to increase profitability by optimizing revenues per square foot while reducing our operational costs on a per attendee basis. We vary auditorium seating capacities within the same theatre, allowing us to exhibit films on a more cost effective basis for a longer period of time by shifting films to smaller auditoriums to meet changing attendance levels. In addition, we realize significant operating efficiencies by having common box office, concessions, projection, lobby and restroom facilities, which enables us to spread some of our costs, such as payroll, advertising, rent and utility costs over a higher revenue base. We stagger movie show times to reduce staffing requirements and lobby congestion and to provide more desirable parking and traffic flow patterns. We also actively monitor ticket sales in order to quickly recognize demand surges, which enables us to add seating capacity quickly and efficiently. In addition, we offer various forms of convenient ticketing methods, including print-at-home technology, self-serve kiosks and e-gift cards. We believe that operating a theatre circuit consisting primarily of modern theatres enhances our ability to attract patrons.

The following table details the number of locations and theatre screens in our theatre circuit ranked by the number of screens in each state as of December 29, 2011:

State	Locations	Number of Screens
New York	15	110
California	9	75
Mississippi	7	56
Maryland	4	46
Texas	4	45
New Jersey	3	31
Florida	3	26
Pennsylvania	3	24
Colorado	2	24
Indiana	2	19
Louisiana	2	16
Michigan	1	14
Arkansas	1	12
Virginia	1	10
Nevada	1	8
North Carolina	1	7
Georgia	1	4
Total	60	527

We have implemented a best practices management program across all of our theatres, including daily, weekly, monthly and quarterly management reports generated for each individual theatre and we maintain active communication between the theatres, divisional management and corporate management. We use these management reports and communications to closely monitor admissions and concessions revenues as well as accounting, payroll and workforce information necessary to manage our theatre operations effectively and efficiently.

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

FILM DISTRIBUTION

Domestic movie theatres are the primary initial distribution channel for domestic film releases. The theatrical success of a film is often the most important factor in establishing its value in other film distribution channels. Motion pictures are generally made available through several alternative distribution methods after the theatrical release date, including in-home video and DVD, cable television, broadcast television and satellite, pay-per-view services such as video on demand and downloads via the Internet. A strong opening run at the theatre can help establish a film’s success and substantiate the film’s revenue potential. For example, the value of home video, DVD and pay cable distribution agreements frequently depends on the success of a film’s theatrical release. As the primary distribution mechanism for the public’s evaluation of films, we believe that domestic theatrical distribution remains the cornerstone of a film’s overall financial success.

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

Film Rental Fees.  Film licenses typically specify rental fees or formulas by which rental fees may be calculated. The primary formulas used are the “sliding scale” formula, a “firm term” formula and a “review or settlement.” Under a sliding scale formula, the distributor receives a percentage of the box office receipts using a pre-determined and mutually agreed upon film rental template. This formula establishes film rental predicated on box office performance and is the predominant formula used by us to calculate film rental fees. Under the firm term formula, the exhibitor and distributor agree prior to the exhibition of the film on a specified percentage of the box office receipts to be remitted to the distributor. Lastly, under the review or settlement method, the exhibitor and distributor negotiate a percentage of the box office receipts to be remitted to the distributor upon completion of the theatrical engagement. These negotiations typically involve the use of historical settlements or past precedent.

Duration of Film Licenses.  The duration of our film licenses are negotiated with our distributors on a case-by-case basis. The terms of our license agreements depend on performance of each film. Marketable movies that are expected to have high box office admission revenues will generally have longer license terms than movies with more uncertain performance and popularity.

Relationship with Distributors.  Many distributors provide quality first-run movies to the motion picture exhibition industry. For fiscal 2011, films shown from our ten major film distributors accounted for approximately 93% of our admissions revenues. Five of the ten major film distributors each accounted for more than 10% of fiscal 2011 admission revenues. No single film distributor accounted for more than 20% of fiscal 2011 admissions revenues. We license films from each of the major distributors and believe that our relationships with these distributors are good. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and popularity of films that each one distributes.

CONCESSIONS

We generated approximately 26.4% of our total revenues from concessions sales during fiscal 2011. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by optimizing product mix and through expansion of our concession offerings, introducing special promotions from time to time and offering employee training and incentive programs to up-sell and cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. RCI, pursuant to its management agreement, negotiates directly with manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.

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

•                  appeal of our concession products; and

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

We also compete with other motion picture distribution channels, including home video and DVD, cable television, broadcast television and satellite, pay-per-view services such as video on demand and downloads via the Internet. Other technologies such as video on demand could also have an adverse effect on our business and results of operations. When motion picture distributors license their products to the domestic exhibition industry, they refrain from licensing their motion pictures to these other distribution channels for a period of time, commonly called the theatrical release window. The theatrical release window has been stable over the past five to six years. However, we believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window during our film licensing decisions.

In addition, we compete for the public’s leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theatre and restaurants.

MARKETING AND ADVERTISING

Currently, film distributors organize and finance multimedia advertising campaigns for major film releases. To market our theatres, we utilize Internet, mobile and social media, print and multimedia advertising to inform our patrons of film selections and show times. In many of our markets, we employ special interactive marketing programs for specific films and concessions items.

We participate in a frequent moviegoer loyalty program sponsored by REG, named the Regal Crown Club®, in all of our markets and it is the largest loyalty program in our industry. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our participating theatres.  Through the Regal Crown Club®, we seek to enhance the customer experience and increase frequency of purchases to generate additional revenue. As of December 29, 2011, REG had over six million active members in the Regal Crown Club®.  In addition, we seek to develop patron loyalty through a number of other marketing programs such as selective discounting in certain markets, summer children’s film series, cross-promotional ticket redemptions and promotions within local communities. We plan to use these programs in future markets where we believe patron loyalty can be further enhanced, and will continue to evaluate our markets on a case-by-case basis to determine the suitability of these programs in individual regions.

INFORMATION TECHNOLOGY SYSTEMS

Information Technology (“IT”) is focused on the customer experience and supporting the efficient operation of our theatres, the management of our business and other revenue-generating opportunities.  The revenue streams generated by attendance and concession sales are fully supported by information systems to monitor cash flow and to detect fraud and inventory shrinkage. We have implemented software and hardware solutions which provide for enhanced capabilities and efficiency within our theatre operations. These solutions have enabled us to sell gift cards at various major retailers, grocery stores and mass discounters and to redeem those gift cards at our theatre box offices and concession stands. We continue to expand our ability to sell tickets remotely by using our Internet ticketing partner, Fandango.com, and by offering self-service alternatives, such as ticketing kiosks, print-at-home ticketing and mobile ticketing.  Mobile ticketing allows customers to receive movie tickets on their mobile phones, thereby expediting the admission process.  We continue to strategically pursue technologies to improve services to our patrons and provide information to our management, allowing them to operate our theatres efficiently.

In addition, our scheduling systems support the coordination needed to properly allocate our auditoriums between film showings and meetings and events of National CineMedia, while also ensuring that movie audiences view the intended advertising and that revenue is allocated to the appropriate business function. The scheduling systems also provide information electronically and automatically to the media outlets, including newspapers and various online media outlets to drive attendance to our theatres.  The sales and attendance information collected by the theatre systems is used directly for film booking and settlement as well as being the primary source of data for our financial systems.

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

EMPLOYEES

As of December 29, 2011, we employed approximately 1,629 persons. Some of our facilities employ union projectionists.  The Company considers its employee relations to be good.

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

Our theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation and environmental protection requirements. We believe that we are in substantial compliance with all relevant laws and regulations.

Item 1A.  RISK FACTORS

Our substantial lease obligations could impair our financial condition.

We have substantial lease obligations. For fiscal 2011, our total rent expense was approximately $35.2 million. As of December 29, 2011, we had total contractual cash obligations of approximately $178.0 million. For a detailed discussion of our contractual cash obligations and other commercial commitments over the next several years, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” provided in Part II, Item 7 of this Form 10-K.

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

Generally, stadium seating found in modern megaplex theatres is preferred by patrons over slope-floored multiplex theatres, which were the predominant theatre-type built prior to 1996. As of December 29, 2011, approximately 48% of our screens were located in theatres that are sloped-floored multiplex theatres. These theatres may be more vulnerable to competition than our modern megaplex theatres, and should other theatre operators choose to build and operate modern megaplex theatres in these markets, the performance of our theatres in these markets may be significantly and negatively impacted. In addition, should other theatre operators return to the aggressive building strategies undertaken in the late 1990’s, our attendance, revenue and income from operations per screen could decline substantially.

An increase in the use of alternative film delivery methods may drive down movie theatre attendance and reduce ticket prices.

We also compete with other movie delivery vehicles, including cable television, downloads via the Internet, in-home video and DVD, satellite and pay-per-view services such as video on demand. When motion picture distributors license their products to the domestic exhibition industry, they refrain from licensing their motion pictures to these other delivery vehicles during the theatrical release window. The theatrical release window has been stable over the past five to six years. We believe that a material contraction of the current theatrical release window could significantly dilute the consumer appeal of the in-theatre motion picture offering, which could have a material adverse effect on our business and results of operations.

We depend on motion picture production and performance and our relationships with film distributors.

Our ability to operate successfully depends upon the availability, diversity and commercial appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. We license first-run motion pictures, the success of which has increasingly depended on the marketing efforts of the major motion picture studios. Poor performance of, or any disruption in the production of, these motion pictures (including by reason of a strike or lack of adequate financing), or a reduction in the marketing efforts of the major motion picture studios, could hurt our business and results of operations. In addition, a change in the type and breadth of movies offered by motion picture studios may adversely affect the demographic base of moviegoers.

The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Consent decrees resulting from those cases effectively require major motion picture distributors to offer and license films to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for our licenses on a film-by-film and theatre-by-theatre basis.  In addition, the film distribution business is highly concentrated, with ten major film distributors accounting for approximately 93% of our admissions revenues during fiscal 2011. Our business depends on maintaining good relations with these distributors.  We are dependent on our ability to negotiate commercially favorable licensing terms for first-run films.  A deterioration in our relationship with any of the ten major film distributors could affect our ability to negotiate film licenses on favorable terms or our ability to obtain commercially successful films and, therefore, could hurt our business and results of operations.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

As of December 29, 2011, there are no unresolved comments from the Commission regarding any of our periodic or current reports filed under the Exchange Act.

Item 2.  PROPERTIES

As of December 29, 2011, we operated 59 of our theatres pursuant to lease agreements and owned the land and building for 1 theatre. For a list of the states in which we operated theatres and the number of theatres and screens operated in each such state as of December 29, 2011, please see the chart under Part I, Item 1 of this Form 10-K under the caption “Business—Theatre Operations,” which is incorporated herein by reference.

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

Of the 60 owned and leased theatres, one theatre with nine screens is held by a corporation, owned 51% by UATC.  The remaining owned and leased theatres are held directly by UATC or its wholly owned subsidiaries.  Certain of our leased theatres are subject to sale and leaseback transactions, as further described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

Item 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 19, 2012, UATC’s common stock is held entirely by the Parent.  There is no established public trading market for the Company’s common stock.  UATC’s ability to pay dividends is restricted by the terms of the Participation Agreement entered into in connection with the 1995 sale and leaseback transaction described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 6.  SELECTED FINANCIAL DATA

Under the reduced disclosure format permitted by General Instruction I(2) of Form 10-K for wholly owned subsidiaries, the information otherwise required by this item has been omitted.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of UATC for the fiscal years ended December 29, 2011, December 30, 2010 and December 31, 2009. The following discussion and analysis should be read in conjunction with the consolidated financial statements of UATC and the notes thereto included elsewhere in this Form 10-K.

Overview and Basis of Presentation

As of December 29, 2011, we operate 527 screens in 60 theatres in 17 states with over 16 million annual attendees during fiscal 2011.  The theatres we operate are managed by RCI, a wholly owned subsidiary of Regal, pursuant to a management arrangement described below.  We primarily operate multi-screen theatres and have an average of 8.8 screens per location. Theatre operations in six states (New York, California, Mississippi, Maryland, Texas and New Jersey) accounted for approximately 70.0% and 68.9% of our total theatres and screens, respectively, as of December 29, 2011 and approximately 77.8% of our theatrical revenue for fiscal 2011.  The Company manages its business under one reportable segment: theatre exhibition operations.

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

We generate revenues primarily from admissions and concession sales. Additional revenues are generated by our vendor marketing programs and various other activities in our theatres.  In addition, National CineMedia provides us with a theatre access fee associated with revenues generated from its sale of on-screen advertising, concerts and other events pursuant to its arrangements with RCI (described in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K). Film rental costs depend on a variety of factors including the prospects of a film, the popularity and box office revenues of a film and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

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

For a summary of other industry trends as well as other risks and uncertainties relevant to the Company, see “Business—Industry Overview and Trends” and “Risk Factors.”

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with U.S generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. We evaluate and modify on an ongoing basis such estimates and assumptions, which include those related to film costs, property and equipment, goodwill and income taxes as well as others discussed in Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ materially from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed elsewhere within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in the notes to the consolidated financial statements, if applicable, where such estimates, assumptions, and accounting policies affect our reported and expected results. Management has discussed the development and selection of its critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed our related disclosures herein.

We believe the following accounting policies are critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•            FASB Accounting Standards Codification (“ASC”) Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill specifies that goodwill and indefinite-lived intangible assets will be subject to an annual impairment assessment. Based on our annual impairment assessment conducted during fiscal 2011, fiscal 2010 and fiscal 2009, we were not required to record a charge for goodwill impairment. In assessing the recoverability of the goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods.

•            We estimate our film cost expense and related film cost payable based on management’s best estimate of the expected box office revenue of each film over the length of its run in our theatres and the ultimate settlement of such film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically “settled” within two to three months of a particular film’s opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. The ultimate revenues of a film can be estimated reasonably accurately within a few weeks after the film is released based on the film’s initial box office performance, which is determined by a film’s initial box office receipts. As a result, there are typically insignificant variances between our estimates of film cost expense and the final film cost payable, because we make such estimates based on each film’s box office receipts through the end of the reporting period. For the fiscal years ended December 29, 2011, December 30, 2010 and December 31, 2009, there were no significant changes in our film cost estimation and settlement procedures.

•             We depreciate and amortize the components of our property and equipment relating to both owned and leased theatres on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets. Each owned theatre consists of a building structure, structural improvements, seating and concession and film display equipment. While we have assigned an estimated useful life of less than 30 years to certain acquired facilities, we estimate that our newly constructed buildings generally have an average economic useful life of 30 years. Certain of our buildings have been in existence for more than 40 years. With respect to equipment (e.g., concession stand, point-of-sale equipment, etc.), a substantial portion is depreciated over seven years or less, which has been our historical replacement period. Seats and digital projection equipment generally have a longer useful economic life, and their depreciable lives (12-17.5 years) are based on our experience and replacement practices. The estimates of the assets’ useful lives require our judgment and our knowledge of the assets being depreciated and amortized. Further, we review the economic useful lives of such assets annually and make adjustments thereto as necessary. To the extent we determine that certain of our assets have become obsolescent, we accelerate depreciation over the remaining useful lives of the assets.  For example, in connection with our deployment of leased digital projection systems to theatres across our circuit, the Company has accelerated depreciation of its owned 35mm film projection equipment that is scheduled to be replaced with leased digital projection systems, with such depreciation occurring over the expected deployment schedule since the Company plans to dispose of such equipment prior to the end of its useful life.  To that end, during the fiscal years ended December 29, 2011 and December 30, 2010, the Company recorded approximately $0.5 million and $0.7 million, respectively, of accelerated depreciation related to such 35mm film projection equipment, as described further in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Actual economic lives may differ materially from these estimates.

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

For the fiscal years ended December 29, 2011, December 30, 2010 and December 31, 2009, no significant changes have been made to the depreciation and amortization rates applied to operating assets, the underlying assumptions related to estimates of depreciation and amortization, or the methodology applied. For the fiscal year ended December 29, 2011, consolidated depreciation and amortization expense was $9.3 million, representing 4.6% of consolidated total revenues. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation and amortization expense would have decreased by approximately $0.6 million or 6.8%. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation and amortization expense would have increased by approximately $0.7 million or 7.8%.

•            Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance if it is deemed more likely than not that our deferred income tax assets will not be realized. We reassess the need for such valuation allowance on an ongoing basis. An increase in the valuation allowance generally results in an increase in the provision for income taxes recorded in such period. A decrease in the valuation allowance generally results in a decrease to the provision for income taxes recorded in such period.

Additionally, income tax rules and regulations are subject to interpretation, require judgment by us and may be challenged by the taxing authorities. As described further in Note 7 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, effective December 29, 2006, the Company adopted the provisions of ASC Subtopic 740-10, Income Taxes—Overview. Although we believe that our tax return positions are fully supportable, in accordance with ASC Subtopic 740-10, we recognize a tax benefit only for tax positions that we determine will more likely than not be sustained based on the technical merits of the tax position. With respect to such tax positions for which recognition of a benefit is appropriate, the benefit is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions are evaluated on an ongoing basis as part of our process for determining our provision for income taxes. Among other items deemed relevant by us, the evaluations are based on new legislation, other new technical guidance, judicial proceedings and our specific circumstances, including the progress of tax audits. Any change in the determination of the amount of tax benefit recognized relative to an uncertain tax position impacts the provision for income taxes in the period that such determination is made.

For fiscal 2011, our provision for income taxes was $4.5 million. Changes in management’s estimates and assumptions regarding the probability that certain tax return positions will be sustained, the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could impact the provision for income taxes and change the effective tax rate. A one percentage point change in the effective tax rate from 45.0% to 46.0% would have increased the current year income tax provision by approximately $0.1 million.

Significant Events and Fiscal 2012 Outlook

We are optimistic regarding the breadth of the 2012 film slate, including the timing of the release schedule and the number of films scheduled for release in premium-priced formats. Evidenced by the motion picture studios’ continued efforts to promote and market upcoming film releases, 2012 appears to be another year of high-profile releases such as John Carter, The Hunger Games, Wrath of the Titans, The Avengers, Dark Shadows, Battleship, Men in Black III, Snow White and the Huntsman, Madagascar 3: Europe’s Most Wanted, Prometheus, The Amazing Spiderman, Ice Age: Continental Drift, The Dark Knight Rises, Total Recall, SkyFall, The Twilight Saga: Breaking Dawn—Part 2, Gravity, The Hobbit: An Unexpected Journey, Rise of the Guardians and The Great Gatsby.

During fiscal 2011, we completed our deployment of 3D compatible digital projection systems across our circuit. As of December 29, 2011, we operated 345 screens outfitted with digital projection systems, 257 of which are digital 3D capable (approximately 49% of our total screens). We expect substantially all of our screens to be outfitted with digital projection systems by late 2012 or early 2013. We believe the installation of 3D digital projection systems allows us to offer our patrons premium 3D movies and all-digital large format experiences that we believe generate incremental revenue and cash flows for the Company. We are pleased with the benefits of digital cinema primarily as it relates to 3D film product and other 3D content and with the continued support of 3D film product by the major motion picture studios.

With respect to capital expenditures, subject to the timing of certain construction projects, we expect capital expenditures to be in the range of $4.0 million to $8.0 million for fiscal 2012, consisting of the expansion of existing theatre facilities, equipment upgrades and replacements.

Overall for the fiscal 2012 year, we expect to benefit from modest increases in ticket prices and average concessions per patron. In addition, we expect fiscal 2012 admissions and concessions revenues to be supported by our continued focus on efficient theatre operations and through opportunities to expand our concession offerings. For an understanding of the significant factors that influenced our performance during the past three fiscal years, the preceding and following discussion should be read in conjunction with the consolidated financial statements and the notes thereto presented in Part II, Item 8 of this Form 10-K.

Results of Operations

Based on our review of industry sources, national box office revenues for the time period that corresponds to UATC’s fiscal year 2011 were estimated to have decreased by approximately four percent in comparison to fiscal 2010. The industry’s box office results were negatively impacted by difficult comparisons generated by strong attendance from premium-priced films released during 2010, including the record-breaking performance of Avatar and strong attendance from other top tier releases such as Toy Story 3, Alice in Wonderland, Iron Man 2 and Inception.

The following table sets forth the percentage of total revenues represented by certain items reflected in UATC’s consolidated statements of operations for the fiscal years ended December 29, 2011 (“Fiscal 2011 Period”), December 30, 2010 (“Fiscal 2010 Period”) and December 31, 2009 (“Fiscal 2009 Period”):

	Fiscal 2011 Period	Fiscal 2010 Period	Fiscal 2009 Period
Revenues:
Admissions	70.2%	70.7%	69.5%
Concessions	26.4	26.1	27.2
Other operating revenues	3.4	3.2	3.3
Total revenues	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	35.5	35.9	35.5
Cost of concessions	3.5	3.6	3.8
Other operating expenses	40.9	41.6	40.5
Sale and leaseback rentals	7.5	7.1	6.6
General and administrative expenses	3.0	3.0	3.0
Depreciation and amortization	4.6	4.7	4.1
Net loss (gain) on disposal and impairments of operating assets	—	0.7	3.0
Total operating expenses	95.0	96.6	96.5
Income from operations	5.0%	3.4%	3.5%

Revenues

The following table summarizes revenues and revenue-related data for the Fiscal 2011 Period, the Fiscal 2010 Period and the Fiscal 2009 Period (in millions, except averages):

	Fiscal 2011 Period	Fiscal 2010 Period	Fiscal 2009 Period
Admissions	$141.2	$149.0	$155.4
Concessions	53.1	55.0	60.7
Other operating revenues	6.9	6.7	7.3
Total revenues	$201.2	$210.7	$223.4
Attendance	16.2	17.2	19.2
Average ticket price (1)	$8.72	$8.66	$8.09
Average concessions per patron (2)	$3.28	$3.20	$3.16

(1)                                 Calculated as admissions revenue/attendance.

(2)                                 Calculated as concessions revenue/attendance.

Admissions

During the Fiscal 2011 Period, total admissions revenues decreased $7.8 million, or 5.2%, to $141.2 million, from $149.0 million in the Fiscal 2010 Period. A 5.8% decline in attendance, partially offset by a 0.7% increase in average ticket prices, led to the decrease in the Fiscal 2011 Period admissions revenues.  We believe that our attendance is primarily dependent upon the commercial appeal of content released by the major motion picture studios.  The Fiscal 2011 Period decline in attendance was primarily attributable to a decline in the appeal to our patrons of the films exhibited in our theatres during the Fiscal 2011 Period as compared to the films exhibited during the Fiscal 2010 Period, which included the record-breaking performance of Avatar and strong attendance from other top tier releases such as Toy Story 3, Alice in Wonderland, Iron Man 2 and Inception. In addition, the continued aging of our theatres (approximately 48% of our screens are located in older, sloped floor multiplexes) and the closure of approximately 16 underperforming screens during the Fiscal 2011 Period contributed to the decline in the Fiscal 2011 Period attendance.  The primary driver of the increase in our Fiscal 2011 Period average ticket price was an increase in the percentage of our admissions revenues generated by premium-priced 3D films exhibited during the Fiscal 2011 Period and selective price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions).

During the Fiscal 2010 Period, total admissions revenues decreased $6.4 million, or 4.1%, to $149.0 million, from $155.4 million in the Fiscal 2009 Period. A 10.4% decline in attendance, partially offset by a 7.0% increase in average ticket prices, led to the decrease in the Fiscal 2010 Period admissions revenues.  The Fiscal 2010 Period decline in attendance was primarily attributable to the overall lack of appeal to our patrons of the films exhibited in our theatres during the Fiscal 2010 Period as compared to the films exhibited during the Fiscal 2009 Period, the continued aging of our theatres (approximately 50% of our screens were located in older, sloped floor multiplexes) and the closure of approximately 24 underperforming screens during the Fiscal 2010 Period.  An increase in the percentage of our admissions revenues generated by premium-priced 3D films exhibited during the Fiscal 2010 Period along with price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions) were the primary drivers of the increase in our Fiscal 2010 Period average ticket prices.

Concessions

Total concessions revenues decreased $1.9 million, or 3.5%, to $53.1 million in the Fiscal 2011 Period, from $55.0 million in the Fiscal 2010 Period.  Average concessions revenues per patron during the Fiscal 2011 Period increased 2.5%, to $3.28, from $3.20 for the Fiscal 2010 Period.  The decrease in total concessions revenues during the Fiscal 2011 Period was attributable to the aforementioned decrease in attendance during the period, partially offset by the increase in average concessions revenues per patron. The increase in average concessions revenues per patron for the Fiscal 2011 Period was primarily a result of increases in popcorn and beverage sales volume during the Fiscal 2011 Period and selective price increases effected subsequent to the end of the Fiscal 2010 Period.

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

Other Operating Revenues

Other operating revenues increased $0.2 million, or 3.0%, to $6.9 million for the Fiscal 2011 Period, from $6.7 million for the Fiscal 2010 Period.  Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for on-screen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs, arcade game revenue and other theatre revenues.  The increase in other operating revenues during the Fiscal 2011 Period was primarily driven by increases in arcade game revenue and incremental other theatre revenues, partially offset by slight decreases in revenues from our vendor marketing programs.

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

Operating Expenses

The following table summarizes certain operating expenses for the Fiscal 2011 Period, the Fiscal 2010 Period and the Fiscal 2009 Period (dollars in millions):

	Fiscal 2011 Period		Fiscal 2010 Period		Fiscal 2009 Period
	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs (1)	71.4	50.6	75.7	50.8	79.3	51.0
Cost of concessions (2)	7.1	13.4	7.6	13.8	8.6	14.2
Other theatre operating expenses (3)	82.3	40.9	87.7	41.6	90.4	40.5
Sale and leaseback rentals (3)	15.1	7.5	14.9	7.1	14.8	6.6
General and administrative expenses (3)	6.1	3.0	6.4	3.0	6.8	3.0

(1)                                 Percentage of revenues calculated as a percentage of admissions revenues.

(2)                                 Percentage of revenues calculated as a percentage of concessions revenues.

(3)                                 Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues declined slightly to 50.6% during the Fiscal 2011 Period from 50.8% in the Fiscal 2010 Period. The decrease in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2011 Period was primarily attributable to higher film costs associated with the success of Avatar during the Fiscal 2010 Period.

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

Cost of Concessions

For the Fiscal 2011 Period, cost of concessions decreased $0.5 million, or 6.6% to $7.1 million as compared to $7.6 million during the Fiscal 2010 Period.  Cost of concessions as a percentage of concession revenues for the

Fiscal 2011 Period was approximately 13.4%, compared to 13.8% for the Fiscal 2010 Period. The decrease in cost of concessions as a percentage of concessions revenues during the Fiscal 2011 Period was primarily related to increases in popcorn and beverage sales volume and selective price increases effected subsequent to the end of the Fiscal 2010 Period.

For the Fiscal 2010 Period, cost of concessions decreased $1.0 million, or 11.6% to $7.6 million as compared to $8.6 million during the Fiscal 2009 Period.  Cost of concessions as a percentage of concession revenues for the Fiscal 2010 Period was approximately 13.8%, compared to 14.2% for the Fiscal 2009 Period. The decrease in cost of concessions as a percentage of concessions revenues during the Fiscal 2010 Period was primarily related to selective price increases effected subsequent to the end of the Fiscal 2009 Period, slightly lower raw material costs for certain items and a shift in the mix and sizes of products sold at the concession stand.  In addition, we also experienced an increase in the amount of vendor marketing revenue recorded as a reduction of cost of concessions during the Fiscal 2010 Period.

Other Theatre Operating Expenses

Other theatre operating expenses decreased $5.4 million, or 6.2%, to $82.3 million in the Fiscal 2011 Period, from $87.7 million in the Fiscal 2010 Period.  The decrease in other theatre operating expenses during the Fiscal 2011 Period as compared to the Fiscal 2010 Period was primarily attributable to savings in theatre-level payroll, other non-rent occupancy costs and lower contingent rent.

Other theatre operating expenses decreased $2.7 million, or 3.0%, to $87.7 million in the Fiscal 2010 Period, from $90.4 million in the Fiscal 2009 Period.  The decrease in other theatre operating expenses during the Fiscal 2010 Period as compared to the Fiscal 2009 Period was primarily driven by decreased variable payroll costs related to the decrease in attendance, a decrease in rent expense and non-rent occupancy costs resulting from the closure of approximately 24 underperforming screens during the Fiscal 2010 Period, partially offset by increased costs associated with higher 3D film revenues and incremental DCIP related expenses.

Sale and Leaseback Rentals

Sale and leaseback expenses of $15.1 million for the Fiscal 2011 Period were primarily consistent with that of the Fiscal 2010 Period and the Fiscal 2009 Period.  See Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of sale and leaseback transactions.

General and Administrative Expenses

During the Fiscal 2011 Period, general and administrative expenses decreased $0.3 million, or 4.7%, to $6.1 million, from $6.4 million in the Fiscal 2010 Period. Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC.  The decrease in general and administrative expenses during the Fiscal 2011 Period was due to the decrease in management fee costs incurred resulting from the decline in total revenues during the Fiscal 2011 Period.  As a percentage of total revenues, general and administrative expenses remained consistent, at 3.0%, during the Fiscal 2011 Period and the Fiscal 2010 Period.

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

Depreciation and Amortization

During the Fiscal 2011 Period, depreciation and amortization expense decreased $0.5 million, or 5.1%, to $9.3 million, from $9.8 million in the Fiscal 2010 Period.  The decrease in depreciation and amortization expense during the Fiscal 2011 Period as compared to the Fiscal 2010 Period was primarily due to a reduction in depreciation related to the replacement of owned 35mm film projectors with leased digital projection systems and a greater number of fully depreciated fixed assets during the Fiscal 2011 Period as compared to the Fiscal 2010 Period.

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

Net loss (gain) on disposal and impairment of operating assets

Net loss (gain) on disposal and impairment of operating assets decreased $1.6 million, or 106.7%, to a $0.1 million gain during the Fiscal 2011 Period, from a $1.5 million loss in the Fiscal 2010 Period.  The decrease in net loss (gain) on disposal and impairment of operating assets during the Fiscal 2011 Period was primarily attributable to the satisfaction of remaining lease obligations related to the closure of an underperforming theatre during the Fiscal 2010 Period.

Net loss (gain) on disposal and impairment of operating assets decreased $5.1 million, or 77.3%, to $1.5 million during the Fiscal 2010 Period, from $6.6 million in the Fiscal 2009 Period.  The decrease in net loss (gain) on disposal and impairment of operating assets during the Fiscal 2010 Period was primarily attributable to a $3.8 million charge for the remaining lease obligation related to the theatre transferred to Carolina Cinemas during the Fiscal 2009 Period, as described in Note 1 to the consolidated financial statements include in Part II, Item 8 of this Form 10-K, and a gain of $1.2 million recorded in the Fiscal 2010 Period related to the final lease termination settlement for this theatre.  In addition, the decrease was due to the satisfaction of remaining lease obligations related to the closure of an underperforming theatre and the impairment of two theatres during the Fiscal 2009 Period, partially offset by the satisfaction of remaining lease obligations related to the closure of the underperforming theatre during the Fiscal 2010 Period as described above.

Income from Operations

Income from operations increased $2.9 million, or 40.8%, to $10.0 million during the Fiscal 2011 Period, from $7.1 million in the Fiscal 2010 Period. The net increase in income from operations during the Fiscal 2011 Period as compared to the Fiscal 2010 Period was primarily attributable to a reduction in certain variable operating expense line items described above and lower loss on disposal and impairment of operating assets, partially offset by the decrease in total revenues.

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

Interest Income, Net

Net interest income of less than $0.1 million for the Fiscal 2011 Period was consistent with that of the Fiscal 2010 Period and the Fiscal 2009 Period.

Income Taxes

The provision for income taxes increased $1.4 million, or 45.2%, to $4.5 million for the Fiscal 2011 Period, from $3.1 million for the Fiscal 2010 Period.  Accordingly, the effective tax rate was 45.0% and 43.7% for the Fiscal 2011 and Fiscal 2010 Periods, respectively.  The increase in the effective tax rate was primarily related to the settlement of state tax positions during the Fiscal 2011 Period.  The effective tax rate for each period also reflects the impact of certain non-deductible expenses.

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

Net Income Attributable to Controlling Interest

During the Fiscal 2011 Period, net income attributable to controlling interest totaled $5.4 million, which represents an increase of $1.4 million over the Fiscal 2010 Period.  The increase in net income attributable to controlling interest for the Fiscal 2011 Period was primarily attributable to the increase in operating income described above, partially offset by an increase in income taxes described above.

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

Quarterly Results

The following tables set forth selected unaudited quarterly results for the eight quarters ended December 29, 2011. The quarterly financial data as of each period presented below have been derived from UATC’s unaudited condensed consolidated financial statements for those periods. Results for these periods are not necessarily indicative of results for the full year. The quarterly financial data should be read in conjunction with the consolidated financial statements of UATC and notes thereto included in Part II, Item 8 of this Form 10-K.

	Dec. 29, 2011	Sept. 29, 2011	June 30, 2011	March 31, 2011	Dec. 30, 2010	Sept. 30, 2010	July 1, 2010	April 1, 2010
	(in millions)
Total revenues	$44.5	$58.1	$57.2	$41.4	$47.1	$55.3	$56.3	$52.0
Income (loss) from operations (1)	0.7	5.7	5.1	(1.5)	2.2	3.5	3.4	(2.0)
Net income (loss) attributable to controlling interest (1)	(0.1)	3.4	3.0	(0.9)	1.0	2.2	2.0	(1.2)

(1)                                  In conjunction with Regal’s acquisition of Consolidated Theatres Holdings, G.P. (“Consolidated Theatres”) on April 30, 2008, Regal entered into a final judgment with the Antitrust Division of the United States Department of Justice (“DOJ”) to hold separate and divest of four theatres comprising 52 screens in North Carolina.  One of the four theatres subject to the judgment was an existing ten screen theatre leased by UATC with declining cash flows.  The assets of this theatre had been previously impaired due to its declining cash flows.  On April 30, 2009, pursuant to the final judgment between Regal and the DOJ, UATC transferred the theatre to another theatre operator, Carolina Cinemas LLC (“Carolina Cinemas”).  In order to implement the assignment of this theatre, UATC entered into an operating agreement with Carolina Cinemas to address various matters including, without limitation, the use of equipment owned by UATC, as well as payment of annual rent during the agreement.  Pursuant to this operating agreement, until the lease for this theatre expires on December 31, 2017, UATC shall be solely responsible for paying the landlord the rent due under the lease.  As a result of this agreement, UATC recorded a liability of approximately $4.2 million for the present value of the total remaining lease obligation for this theatre assigned to Carolina Cinemas.  During the quarter ended September 30, 2010, Carolina Cinemas informed UATC that it would no longer operate this theatre. Subsequently the Company negotiated an early lease termination with the landlord resulting in a gain of approximately $1.2 million during the quarter ended December 30, 2010.

Liquidity and Capital Resources

On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, investments, general corporate purposes related to corporate operations and debt service.  The principal sources of liquidity are cash generated from operations and cash on hand.

Operating Activities

Our revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit cards at the point of sale. Our operating expenses are primarily related to film and advertising costs, rent and occupancy and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues and the cost of the Company’s concessions are generally paid to vendors approximately 30 to 35 days from purchase. Our current liabilities generally include items that will become due within 12 months.  In addition, from time to time, we may use cash from operations to fund dividends to our Parent in excess of net income attributable to controlling interest and cash flows from operating activities less cash flows from investing and other financing activities.  As a result, at any given time, our balance sheet may reflect a working capital deficit.

Net cash flows provided by operating activities totaled approximately $11.5 million, $5.3 million and $18.7 million for the Fiscal 2011 Period, the Fiscal 2010 Period and the Fiscal 2009 Period, respectively. The $6.2 million increase in net cash flows generated from operating activities for the Fiscal 2011 Period as compared to the Fiscal 2010 Period was caused by a $7.3 million positive fluctuation in working capital activity, partially offset by a $1.1 million decrease in net income excluding non-cash items.  In the Fiscal 2011 Period, a $2.3 million reduction in accrued expenses and other liabilities was the primary driver of working capital activity that negatively impacted cash flow from operating activities by $1.3 million.  The reduction in accrued expenses and other liabilities was primarily related to a reduction in reserves associated with lease termination costs for closed theatres during the Fiscal 2010 Period.  In the Fiscal 2010 Period, a $4.3 million reduction in accounts payable, a $1.8 million reduction in accrued expenses and a $2.8 million increase in prepaid expenses and other assets (primarily related to a change in straight-line rent balance), partially offset by a $0.7 million decrease in other receivables (including income taxes) were the primary components of working capital activity that negatively impacted cash flows from operating activities by $8.6 million.  The decrease in accounts payable (primarily film rental liabilities) in the Fiscal 2010 Period was primarily due to lower attendance and box office revenue at our theatres during the latter part of the period coupled with the timing of certain film payments.  The Fiscal 2010 Period decrease in accrued expenses was due to a reduction in reserves associated with lease termination costs for closed theatres.  The decrease in other receivables was attributable to a reduction in the income tax receivable resulting from income tax refunds received during the Fiscal 2010 Period.

The $13.4 million decrease in net cash flows generated from operating activities for the Fiscal 2010 Period as compared to the Fiscal 2009 Period was caused by a $5.1 million reduction in net income excluding non-cash items coupled with negative fluctuations in working capital activity.  In the Fiscal 2010 Period, a $4.3 million reduction in accounts payable, a $1.8 million reduction in accrued expenses and a $2.8 million increase in prepaid expenses and other assets (primarily related to a change in straight-line rent balance), partially offset by a $0.7 million decrease in other receivables (including income taxes) were the primary components of working capital activity that negatively impacted cash flows from operating activities by $8.6 million.  The decrease in accounts payable (primarily film rental liabilities) in the Fiscal 2010 Period was primarily due to lower attendance and box office revenue at our theatres during the latter part of the period coupled with the timing of certain film payments.  The Fiscal 2010 Period decrease in accrued expenses was due to a reduction in reserves associated with lease termination costs for closed theatres.  The decrease in other receivables was attributable to a reduction in the income tax receivable resulting from income tax refunds received during the Fiscal 2010 Period.  In the Fiscal 2009 Period, the working capital change was $0.3 million.

Investing Activities

Our capital requirements have historically arisen principally in connection with retrofitting existing theatres, upgrading the Company’s theatre facilities and replacing equipment. We fund the cost of capital expenditures through internally generated cash flows and cash on hand.

During fiscal 2011, we completed our deployment of 3D compatible digital projection systems across our circuit. We believe the installation of 3D digital projection systems allows us to offer our patrons premium 3D movies and all-digital format experiences that we believe generate incremental revenue and cash flows for the Company. We are pleased with the benefits and future potential of digital cinema primarily as it relates to 3D film product and other 3D content and with the continued support of 3D film product by the major motion picture studios. As of December

29, 2011, we operated 345 screens outfitted with digital projection systems. We expect to outfit substantially all of our screens with digital projection systems by late 2012 or early 2013.

The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets.  We currently expect capital expenditures for theatre expansion, upgrading and equipment replacements to be in the range of approximately $4.0 million to $8.0 million in fiscal year 2012.

On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection. DCIP’s financing raised approximately $660.0 million, consisting of approximately $445.0 million in senior bank debt, approximately $135.0 million in additional junior capital and approximately $80.0 million in equity contributions (consisting of cash and existing digital projection systems) from Regal, AMC and Cinemark.  Concurrent with closing, RCI entered into a master equipment lease agreement (the “Master Lease”) and other related agreements (collectively the “Digital Cinema Agreements”) with Kasima, LLC, a wholly-owned subsidiary of DCIP. Subsequent to the execution of the Digital Cinema Agreements, UATC distributed its existing digital projection systems with a net book value of approximately $2.7 million to RCI. Each of Regal, AMC and Cinemark has an equal voting interest in DCIP.

DCIP’s initial financing described above, coupled with a second round of financing completed in March 2011 (which consisted of a new $220.0 million term loan facility), will cover the cost of conversion to digital projection for our entire circuit.  DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including Regal.  In accordance with the Master Lease, RCI entered into a sublease (the “Sublease”) to provide the digital projection systems to UATC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option.  Under the Master Lease and the Sublease, UATC pays RCI annual minimum rent of $1,000 per digital projection system from the effective date of the agreement through the end of the lease term and is, upon certain conditions described below, subject to incremental annual rent of $2,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term.  In the event that the junior capital raised by DCIP in the initial financing transactions remains outstanding at any time on or after the date that is six and a half years after the closing date of March 2010, the holders of the related notes will have the right to require Regal and other participating exhibitors to make incremental minimum rent payments of $2,000 per digital projection system per year through the earlier of the end of the lease term or until such notes are repaid.  UATC considers both the $1,000 minimum rental and the incremental minimum rental payment of $2,000 per digital projection system to be minimum rents and accordingly has recorded such rents on a straight-line basis in its consolidated financial statements. UATC is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease and the Sublease. Certain of the other rent payments are subject to either a monthly or an annual maximum. UATC accounts for the Sublease as an operating lease for accounting purposes. During the years ended December 29, 2011 and December 30, 2010, the Company incurred total rent of approximately $0.6 million and $0.2 million, respectively, associated with the leased digital projection systems.

Net cash flows used in investing activities totaled approximately $2.6 million, $4.8 million and $4.7 million for the Fiscal 2011 Period, the Fiscal 2010 Period and the Fiscal 2009 Period, respectively.  The $2.2 million decrease in cash flows used in investing activities during the Fiscal 2011 Period, as compared to the Fiscal 2010 Period, was primarily attributable to greater proceeds from the disposition of assets of approximately $1.7 million during the Fiscal 2011 Period and a $0.5 million reduction in capital expenditures during the Fiscal 2011 Period.  Contributing to the $0.1 million increase in cash flows used in investing activities during the Fiscal 2010 Period, as compared to the Fiscal 2009 Period, was fewer proceeds from the disposition of assets of approximately $0.1 million during the Fiscal 2010 Period and $0.1 million in partnership distributions during the Fiscal 2010 Period, partially offset by capital expenditures that were approximately $0.1 million lower during the Fiscal 2010 Period.

Financing Activities

Net cash flows used in financing activities were approximately $6.5 million, $7.9 million and $7.0 million for the Fiscal 2011 Period, the Fiscal 2010 Period and the Fiscal 2009 Period, respectively. The net decrease in cash flows used in financing activities during the Fiscal 2011 Period as compared to the Fiscal 2010 Period of $1.4 million was primarily attributable to the change in the related party receivable of $1.5 million during the Fiscal 2011 Period as compared to the Fiscal 2010 Period (described further in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K), partially offset by an increase of $0.1 million in debt payments during the Fiscal 2011 Period.  The net increase in cash flows used in financing activities during the Fiscal 2010 Period as compared to the Fiscal 2009 Period of $0.9 million was primarily attributable to the change in the related party receivable of $0.9 million during the Fiscal 2010 Period as compared to the Fiscal 2009 Period.

Sale-Leaseback Transactions

For information regarding our various sale and leaseback transactions, refer to Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Contractual Cash Obligations and Commitments

The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases, including leases that are subject to sale and leaseback transactions, as further described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.  Other than operating leases that are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing.  As of December 29, 2011, the Company’s estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
Contractual Obligations	Total	Current	13-36 Months	37-60 Months	After 60 Months
Capital lease obligations, including interest(1)	$1.5	$0.3	$0.7	$0.5	$—
Purchase commitments(2)	1.0	0.6	0.4	—	—
Operating leases(3)	175.5	36.1	66.0	50.1	23.3
Total contractual cash obligations	$178.0	$37.0	$67.1	$50.6	$23.3

(1)           The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of December 29, 2011.  Future interest payments are calculated based on interest rates implicit in the underlying leases, which have an interest rate of 10.0%, maturing in 2016. Refer to Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our capital lease obligations.

(2)           Includes estimated capital expenditures to which we were committed as of December 29, 2011, including improvements associated with existing theatres and the estimated cost of ADA related betterments.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

UATC’s market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates.  As of December 29, 2011, the Company maintained no debt obligations bearing floating interest rates.

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

Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of such controls as of December 29, 2011. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that the Company’s internal control over financial reporting is effective as of December 29, 2011.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors

United Artists Theatre Circuit, Inc.:

We have audited the accompanying consolidated balance sheets of United Artists Theatre Circuit, Inc. and subsidiaries (the Company) as of December 29, 2011 and December 30, 2010, and the related consolidated statements of operations, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 29, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Artists Theatre Circuit, Inc. and subsidiaries as of December 29, 2011 and December 30, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2011, in conformity with U.S. generally accepted accounting principles.

Knoxville, Tennessee
March 19, 2012

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 29, 2011	December 30, 2010
Assets
Current assets:
Cash and cash equivalents	$54.8	$52.4
Receivables	1.2	1.3
Prepaid expenses, concession inventory and other current assets	1.2	1.2
Deferred income tax asset	3.7	2.1
Total current assets	60.9	57.0
Property and equipment:
Land	2.6	3.3
Buildings, leasehold improvements and equipment	127.8	130.8
Total property and equipment	130.4	134.1
Accumulated depreciation and amortization	(91.9)	(88.9)
Total property and equipment, net	38.5	45.2
Goodwill	7.1	7.1
Other non-current assets	4.2	2.9
Total assets	$110.7	$112.2
Liabilities and Equity
Current liabilities:
Accounts payable	$9.6	$8.3
Accrued expenses and other	4.0	6.7
Current portion of debt obligations	0.2	0.2
Total current liabilities	13.8	15.2
Other non-current liabilities	1.3	0.9
Non-current deferred revenue	24.4	24.8
Long-term debt, less current portion	1.0	1.3
Deferred income tax liability	22.9	21.7
Total liabilities	63.4	63.9
Equity:
Preferred stock, $1.00 par value; 500,000 shares authorized, no shares issued and outstanding at December 29, 2011 and December 30, 2010	—	—
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at December 29, 2011 and December 30, 2010	—	—
Additional paid-in capital	93.2	93.2
Retained earnings	41.0	35.6
Related party receivables	(87.1)	(80.7)
Total stockholder’s equity of United Artists Theatre Circuit, Inc.	47.1	48.1
Noncontrolling interest	0.2	0.2
Total equity	47.3	48.3
Total liabilities and equity	$110.7	$112.2

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Year Ended December 29, 2011	Year Ended December 30, 2010	Year Ended December 31, 2009
Revenues:
Admissions	$141.2	$149.0	$155.4
Concessions	53.1	55.0	60.7
Other operating revenues	6.9	6.7	7.3
Total revenues	201.2	210.7	223.4

Operating expenses:
Film rental and advertising costs	71.4	75.7	79.3
Cost of concessions	7.1	7.6	8.6
Other theatre operating expenses	82.3	87.7	90.4
Sale and leaseback rentals	15.1	14.9	14.8
General and administrative expenses	6.1	6.4	6.8
Depreciation and amortization	9.3	9.8	9.1
Net loss (gain) on disposal and impairment of operating assets	(0.1)	1.5	6.6
Total operating expenses	191.2	203.6	215.6
Income from operations	10.0	7.1	7.8
Other income:
Interest income, net	—	—	(0.1)
Total other income, net	—	—	(0.1)
Income before income taxes	10.0	7.1	7.9
Provision for income taxes	4.5	3.1	3.0
Net income	5.5	4.0	4.9
Noncontrolling interest, net of tax	(0.1)	—	(0.1)
Net income attributable to controlling interest	$5.4	$4.0	$4.8

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(in millions)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Intercompany and Related Party Receivables	Total Stockholders’ Equity of UATC	Noncontrolling Interest	Total Equity
Balances at January 1, 2009	$—	$—	$93.2	$26.8	$(63.7)	$56.3	$0.2	$56.5
Net income and comprehensive income	—	—	—	4.8	—	4.8	—	4.8
Change in related party receivables	—	—	—	—	(6.6)	(6.6)	—	(6.6)
Noncontrolling interest adjustments	—	—	—	—	—	—	0.1	0.1
Balances at December 31, 2009	—	—	93.2	31.6	(70.3)	54.5	0.3	54.8
Net income and comprehensive income	—	—	—	4.0	—	4.0	—	4.0
Change in related party receivables	—	—	—	—	(10.4)	(10.4)	—	(10.4)
Noncontrolling interest adjustments	—	—	—	—	—	—	(0.1)	(0.1)
Balances at December 30, 2010	—	—	93.2	35.6	(80.7)	48.1	0.2	48.3
Net income and comprehensive income	—	—	—	5.4	—	5.4	—	5.4
Change in related party receivables	—	—	—	—	(6.4)	(6.4)	—	(6.4)
Balances at December 29, 2011	$—	$—	$93.2	$41.0	$(87.1)	$47.1	$0.2	$47.3

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 29, 2011	Year ended December 30, 2010	Year ended December 31, 2009
Cash flows from operating activities:
Net income	$5.5	$4.0	$4.9
Adjustments to reconcile net income to net cash provided by operating activities:
Effect of leases with escalating minimum annual rentals	(1.1)	(1.2)	(1.2)
Depreciation and amortization	9.3	9.8	9.1
Net loss (gain) on disposal and impairment of operating assets	(0.1)	1.5	6.6
Deferred income tax benefit	(0.8)	(0.2)	(0.4)
Changes in operating assets and liabilities:
Receivables	0.1	0.7	(0.2)
Prepaid expenses, concession inventory and other assets	—	(2.8)	(0.3)
Accounts payable	1.3	(4.3)	2.2
Deferred revenue	(0.4)	(0.4)	(0.3)
Accrued expenses and other liabilities	(2.3)	(1.8)	(1.7)
Net cash provided by operating activities	11.5	5.3	18.7
Cash flows from investing activities:
Capital expenditures	(4.3)	(4.8)	(4.9)
Proceeds from disposition of assets, net	1.8	0.1	0.2
Distributions to partnership	(0.1)	(0.1)	—
Net cash used in investing activities	(2.6)	(4.8)	(4.7)
Cash flows from financing activities:
Debt payments	(0.3)	(0.2)	(0.2)
Increase in related party receivables	(6.2)	(7.7)	(6.8)
Net cash used in financing activities	(6.5)	(7.9)	(7.0)
Net increase (decrease) in cash and cash equivalents	2.4	(7.4)	7.0
Cash and cash equivalents:
Beginning of year	52.4	59.8	52.8
End of year	$54.8	$52.4	$59.8
Supplemental cash flow information:
Cash paid for interest	$0.1	$0.2	$0.0
Cash paid (refunded) for income taxes	$(0.3)	$0.6	$0.2

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 29, 2011, December 30, 2010 and December 31, 2009

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

UATC operates 527 screens in 60 theatres in 17 states as of December 29, 2011. As of December 30, 2010, UATC operated 543 screens in 62 theatres in 18 states. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2008) results in a 53-week fiscal year.

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

In conjunction with Regal’s acquisition of Consolidated Theatres Holdings, G.P. (“Consolidated Theatres”) on April 30, 2008, Regal entered into a final judgment with the Antitrust Division of the United States Department of Justice (“DOJ”) to hold separate and divest of four theatres comprising 52 screens in North Carolina.  One of the four theatres subject to the judgment was an existing ten screen theatre leased by UATC with declining cash flows.  The assets of this theatre had been previously impaired due to its declining cash flows.  On April 30, 2009, pursuant to the final judgment between Regal and the DOJ, UATC transferred the theatre to another theatre operator, Carolina Cinemas LLC (“Carolina Cinemas”).  In order to implement the assignment of this theatre, UATC entered into an operating agreement with Carolina Cinemas to address various matters including, without limitation, the use of equipment owned by UATC, as well as payment of annual rent during the agreement.  Pursuant to this operating agreement, until the lease for this theatre expires on December 31, 2017, UATC shall be solely responsible for paying the landlord the rent due under the lease.  As a result of this agreement, UATC recorded a liability of approximately $4.2 million for the present value of the total remaining lease obligation for this theatre assigned to Carolina Cinemas.  Furthermore, as a result of this obligation, the Company recorded an impairment charge of approximately $3.8 million in the accompanying consolidated statements of operations for the year ended December 31, 2009 as a component of “Net loss on disposal and impairment of operating assets.” Accretion expense was recorded monthly based on the incremental borrowing rate over the term of the lease. On September 20, 2010, Carolina Cinemas informed UATC that it would no longer operate this theatre.  Subsequently, the Company negotiated an early lease termination with the landlord resulting in a gain of approximately $1.2 million in the accompanying consolidated statements of operations for the year ended December 30, 2010.

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

Anschutz controls approximately 78% of the combined voting power of Regal’s outstanding common stock and, therefore, has the ability to direct the election of members of Regal’s board of directors and to determine the outcome of other matters submitted to the vote of Regal’s stockholders. Because Anschutz controls Regal, Anschutz has the ability to control us.

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

Cash Equivalents

The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents.  At December 29, 2011, the Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

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

The Company capitalizes the cost of computer equipment, system hardware and purchased software ready for service. During the years ended December 29, 2011 and December 30, 2010, the Company capitalized approximately $0.2 million and less than $0.1 million, respectively, of such costs, which were associated primarily with (i) new point-of-sale devices at the Company’s box offices and concession stands, (ii) new ticketing kiosks, and (iii) computer hardware and software purchased for the Company’s theatre locations. The Company also capitalizes certain direct external costs associated with software developed for internal use after the preliminary software project stage is completed and Company management has authorized further funding for a software project and it is deemed probable of completion. The Company capitalizes these external software development costs only until the point at which the project is substantially complete and the software is ready for its intended purpose.

The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Buildings	20-30 years
Equipment	3-20 years
Leasehold improvements	Lesser of term of lease or asset life
Computer equipment and software	3-5 years

As of December 29, 2011 and December 30, 2010, included in property and equipment is $2.7 million of assets accounted for under capital leases, before accumulated depreciation of $1.9 million and $1.7 million, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets, marketable equity securities and investments in non-consolidated entities described below, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. The Company generally evaluates assets for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the assets, the Company recognizes an impairment charge in the amount by which the carrying value of the assets exceeds their fair market value.

The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date or the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period unless it is probable the lease period will be extended and may be less than the remaining lease period when the Company does not expect to operate the theatre to the end of its lease term. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates (Level 3 inputs as described in FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures) are based on historical and projected operating performance, recent market transactions, and current industry trading multiples.

This analysis resulted in the recording of impairment charges of $1.7 million for the year ended December 31, 2009.  There were no impairments of long-lived assets during the years ended December 29, 2011 or December 30, 2010. The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

Leases

The majority of the Company’s operations are conducted in premises occupied under non-cancelable lease agreements with initial base terms ranging generally from 15 to 20 years. The Company, at its option, can renew a substantial portion of the leases at defined or then fair rental rates for various periods. Certain leases for Company theatres provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance and other costs applicable to the property. Also, certain leases contain escalating minimum rental provisions. There are no conditions imposed upon us by our lease agreements or by parties other than the lessor that legally obligate the Company to incur costs to retire assets as a result of a decision to vacate our leased properties. None of our lease agreements require us to return the leased property to the lessor in its original condition (allowing for normal wear and tear) or to remove leasehold improvements at our cost.

The Company accounts for leased properties under the provisions of ASC Topic 840, Leases and other authoritative accounting literature. ASC Subtopic 840-10, Leases—Overview requires that the Company evaluate each lease for classification as either a capital lease or an operating lease. The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. As to those arrangements that are classified as capital leases, the Company records property under capital leases and a capital lease obligation in an amount equal to the lesser of the present value of the minimum lease payments to be made over the life of the lease at the beginning of the lease term, or the fair value of the leased property. The property under capital lease is amortized on a straight-line basis as a charge to expense over the lease term, as defined, or the economic life of the leased property, whichever is less. During the lease term, as defined, each minimum lease payment is allocated between a reduction of the lease obligation and interest expense so as to produce a constant periodic rate of interest on the remaining balance of the lease obligation. The Company does not believe that exercise of the renewal options in its leases are reasonably assured at the inception of the lease agreements because such leases: (i) provide for either (a) renewal rents based on market rates or (b) renewal rents that equal or exceed the initial rents, and (ii) do not impose economic penalties upon the determination whether or not to exercise the renewal option. As a result, there are not sufficient economic incentives at the inception of the leases to consider the lease renewal options to be reasonably assured of being exercised and therefore the initial base term is generally considered as the lease term under ASC Subtopic 840-10.

The Company records rent expense for its operating leases with contractual rent increases in accordance with ASC Subtopic 840-20, Leases—Operating Leases, on a straight-line basis from the “lease commencement date” as specified in the lease agreement until the end of the base lease term.

For leases in which the Company is involved with construction of the theatre, the Company accounts for the lease during the construction period under the provisions of ASC Subtopic 840-40, Leases—Sale-Leaseback Transactions. The landlord is typically responsible for constructing a theatre using guidelines and specifications agreed to by the Company and assumes substantially all of the risk of construction. In accordance with ASC Subtopic 840-40, if the Company concludes that it has substantially all of the construction period risks, it records a construction asset and related liability for the amount of total project costs incurred during the construction period. Once construction is completed, the Company considers the requirements under ASC Subtopic 840-40, for sale-leaseback treatment, and if the arrangement does not meet such requirements, it records the project’s construction costs funded by the landlord as a financing obligation. The obligation is amortized over the financing term based on the payments designated in the contract.

In accordance with ASC Subtopic 840-20, we expense rental costs incurred during construction periods for operating leases as such costs are incurred. For rental costs incurred during construction periods for both operating and capital leases, the “lease commencement date” is the date at which we gain access to the leased asset. Historically, and for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, these rental costs have not been significant to our consolidated financial statements.

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

Goodwill

The carrying amount of goodwill was $7.1 million as of December 29, 2011 and December 30, 2010. The Company evaluates goodwill for impairment annually or more frequently as specific events or circumstances dictate. Under ASC Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill, the Company has identified its reporting units to be the designated market areas in which the Company conducts its theatre operations. If the carrying value of the reporting unit exceeds its fair value the Company is required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The Company determines fair value by using an enterprise valuation methodology determined by applying multiples to cash flow estimates less net indebtedness, which the Company believes is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value and such management estimates fall under Level 3 within the fair value measurement hierarchy. The Company’s annual goodwill impairment assessments for the years ended December 29, 2011 and December 30, 2010 indicated that the fair value of each of its reporting units exceeded their carrying value and therefore, goodwill was not deemed to be impaired.

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

Additionally, income tax rules and regulations are subject to interpretation, require judgment by the Company and may be challenged by the taxation authorities. As described further in Note 7—“Income Taxes,” the Company applies the provisions of ASC Subtopic 740-10, Income Taxes—Overview. In accordance with ASC Subtopic 740-10, the Company recognizes a tax benefit only for tax positions that are determined to be more likely than not sustainable based on the technical merits of the tax position. With respect to such tax positions for which recognition of a benefit is appropriate, the benefit is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions are evaluated on an ongoing basis as part of the Company’s process for determining the provision for income taxes.

Deferred Revenue

Deferred revenue relates primarily to the amount we received for agreeing to the existing exhibitor service agreement (“ESA”) modification described in Note 5—“Related Party Transactions.” The amount we received for agreeing to the ESA modification will be amortized to advertising revenue over the 30 year term of the agreement following the units of revenue method as described in Note 5—“Related Party Transactions.”  As of December 29, 2011 and December 30, 2010, approximately $24.4 million and $24.8 million of deferred revenue related to the ESA was recorded as a component of non-current deferred revenue in the accompanying consolidated balance sheets.

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

Loyalty Program

Members of the Regal Crown Club® earn credits for each dollar spent at one of the Company’s theatres and earn concession or ticket awards based on the number of credits accumulated. Because the Company believes that the value of the awards granted to Regal Crown Club® members is insignificant in relation to the value of the transactions necessary to earn the award, the Company records the estimated incremental cost of providing awards under the Regal Crown Club® loyalty program at the time the awards are earned. Historically, and for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, the costs of these awards have not been significant to the Company’s consolidated financial statements.

Advertising and Start-Up Costs

The Company expenses advertising costs as incurred. Start-up costs associated with a new theatre are also expensed as incurred.

Stock-Based Compensation

As described in Note 9—“Capital Stock And Share-Based Compensation,” we apply the provisions of ASC Subtopic 718-10, Compensation—Stock Compensation—Overall. Under ASC Subtopic 718-10, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.

ASC Subtopic 718-10, the Company elected to adopt the alternative transition method for calculating the tax effects of share-based compensation. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies that could be recognized subsequent to the adoption of ASC Subtopic 718-10.

Estimates

The preparation of financial statements in conformity with U.S generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, those related to film costs, property and equipment, goodwill and income taxes. Actual results could differ from those estimates.

Segments

As of December 29, 2011, December 30, 2010 and December 31, 2009, UATC managed its business under one reportable segment: theatre exhibition operations.

Comprehensive Income

Net income and comprehensive income were the same for all years presented.

Reclassifications

Certain reclassifications have been made to the 2009 and 2010 consolidated financial statements to conform to the 2011 presentation.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165, Subsequent Events, which establishes reporting and disclosure requirements based on the existence of conditions at the date of the balance sheet for events or transactions that occurred after the balance sheet date but before the financial statements are issued or are available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. Effective July 2, 2009, the Company adopted SFAS No. 165 and has included certain disclosures in a subsequent events footnote as necessary.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements, (“ASU 2010-06”). This Update provides a greater level of disaggregated information and enhanced disclosures about valuation techniques and inputs to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 and became effective for the Company as of April 1, 2010 except for certain disclosure requirements. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years and became effective for the Company as of the beginning of fiscal 2011.

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

(4)      Debt Obligations

Debt obligations are summarized as follows (amounts in millions):

	December 29, 2011	December 30, 2010
Debt obligations (a)	$1.2	$1.5
Less current portion	(0.2)	(0.2)
Long-term debt	$1.0	$1.3

(a)                                 Debt obligations include $1.2 million and $1.5 million of capital lease obligations as of December 29, 2011 and December 30, 2010, which have an interest rate of 10.0%, maturing in 2016.

The aggregate annual maturities of debt obligations are as follows (amounts in millions):

2012	$0.3
2013	0.4
2014	0.3
2015	0.3
2016	0.2
Thereafter	—
1.5
Less interest on capital leases	(0.3)
Total	$1.2

(5)      Related Party Transactions

Management Agreement

RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During each of the years ended December 29, 2011, December 30, 2010 and December 31, 2009, UATC recorded management fee expenses of approximately $6.1 million, $6.4 million and $6.8 million, respectively, related to this agreement. Such fees have been recorded in the accompanying consolidated statements of operations as a component of “General and administrative expenses.”

Related-Party Receivables

The related party receivables balance of $87.1 million as of December 29, 2011 was comprised of approximately $9.8 million related to advances made to Prop I to fund additions and/or renovations to theatres leased from Prop I and approximately $77.3 million related to intercompany transactions and cash management.  The related-party receivables balance of $80.7 million as of December 30, 2010 continued to be comprised of the $9.8 million receivable from Prop I and approximately $70.9 million related to intercompany transactions and cash management.

UATC leases three theatres from Prop I in accordance with a master lease (the “Prop I Master Lease”). The Prop 1 Master Lease commenced in 1988 with an original base term of 15 years and in 2003 UATC exercised a 10 year renewal extension of the lease. The Prop I Master Lease provides for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre. In order to fund the cost of additions and/or renovations to the theatres leased by UATC from Prop I, UATC made advances to Prop I prior to becoming a wholly owned subsidiary of REG in 2002.  Since 2002, UATC has not funded any additions and/or renovations for these properties and does not expect to make any advances to Prop 1 in future periods. The Prop I portion of the related-party receivable balance ($9.8 million at December 29, 2011 and December 30, 2010) will be reduced upon any sale of the three properties by Prop I, with UATC receiving the net proceeds of the sale. The fair value of each of the three locations is evaluated periodically using the expected selling price less selling costs for each property.  Management’s estimates (Level 3 inputs as described in ASC Topic 820, Fair Value Measurements and Disclosures) are based on recent market transactions and current real estate values within each market.  The Company has no current intention to market or sell the properties at this time, but believes that the fair market value of the three properties will be sufficient to substantially recover the current receivable from Prop I.

The increase in the related-party receivables balance of $6.4 million during the year ended December 29, 2011 was due primarily to the timing of intercompany cash collections and disbursements particularly with respect to (1) the redemption of gift cards and discount tickets at UATC theatres that were sold by a subsidiary of RCI, Regal CineMedia (“RCM”) and (2) cash received by RCI for various revenue items, such as on-line ticket sales and rebates from vendor marketing programs, for UATC’s share of the revenues for such items. RCI (or RCM) receives the cash for these items, revenue is recorded by UATC and a corresponding intercompany receivable is created, which is payable by RCI (or RCM) to UATC.  Increases in the intercompany receivable recorded by UATC could continue to occur in future periods as long as the above described cash management activities continue as usual.  As of December 29, 2011, management believes the intercompany receivable is fully collectable.

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

DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including Regal. In accordance with the Master Lease, RCI will sublease (the “Sublease”) the digital projection systems to UATC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option.  Under the Master Lease and the Sublease, UATC pays RCI annual minimum rent of $1,000 per digital projection system from the effective date of the agreement through the end of the lease term and is, upon certain conditions described below, subject to incremental annual rent of $2,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term.  In the event that the junior capital raised by DCIP in the initial financing transactions remains outstanding at any time on or after the date that is six and a half years after the closing date of March 2010, the holders of the related notes will have the right to require Regal and other participating exhibitors to make incremental minimum rent payments of $2,000 per digital projection system per year through the earlier of the end of the lease term or until such notes are repaid.  UATC considers both the $1,000 minimum rental and the incremental minimum rental payment of $2,000 per digital projection system to be minimum rents and accordingly has recorded such rents on a straight-line basis in its consolidated financial statements. UATC is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease and the Sublease. Certain of the other rent payments are subject to either a monthly or an annual maximum. UATC accounts for the Sublease as an operating lease for accounting purposes. During the years ended December 29, 2011 and December 30, 2010, the Company incurred total rent of approximately $0.6 million and $0.2 million, respectively, associated with the leased digital projection systems.

During fiscal 2011, we completed our deployment of 3D compatible digital projection systems to theatres across our circuit.  The Company has accelerated depreciation of its owned 35 mm film projection equipment that is scheduled to be replaced with leased digital projection systems, with such depreciation occurring over the expected deployment schedule since the Company plans to dispose of such equipment prior to the end of its useful life. To that end, during the years ended December 29, 2011 and December 30, 2010, the Company recorded approximately $0.5 million and $0.7 million, respectively, of accelerated depreciation related to such 35mm film projection equipment.  As of December 29, 2011, we operated 345 screens outfitted with digital projection systems, 257 of which are digital 3D capable.

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

The Company’s portion of these revenues are presented as a component of “Other operating revenues” in the Company’s consolidated financial statements and consist of the following amounts (in millions):

	Year Ended December 29, 2011	Year Ended December 30, 2010	Year Ended December 31, 2009
Theatre access fees per patron	$1.1	$1.2	$1.3
Theatre access fees per digital screen	0.4	0.4	0.4
Other NCM revenue	0.2	0.1	0.2
Amortization of ESA modification fees	0.4	0.4	0.3
Payments for beverage concessionaire advertising	(1.1)	(1.1)	(1.1)
Total	$1.0	$1.0	$1.1

(6)      Leases

The Company accounts for a majority of its leases as operating leases. The Company, at its option, can renew a substantial portion of the leases at defined or then fair rental rates for various periods. Certain leases for Company theatres provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance and other costs applicable to the property. Also, certain leases contain escalating minimum rental provisions that have been accounted for on a straight-line basis over the initial term of the leases.

Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of December 29, 2011, are summarized for the following fiscal years (in millions):

2012	$36.1
2013	33.5
2014	32.5
2015	31.7
2016	18.4
Thereafter	23.3
Total	$175.5

Rent expense, including sale and leaseback rentals of $15.1 million, $14.9 million and $14.8 million, for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, under such operating leases amounted to $35.2 million, $36.3 million and $37.4 million for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively. Contingent rent expense was $0.9 million, $1.5 million and $1.4 million for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively.

Sale-Leaseback Transactions

The Company has historically entered into sale and leaseback transactions whereby owned properties were sold and leased back under operating leases. The minimum rentals for these operating leases are included in the table above.

In December 1995, UATC entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of December 29, 2011, 11 theatres were subject to the sale leaseback transaction and approximately $26.9 million in principal amount of pass-through certificates were outstanding.

(7)      Income Taxes

The components of the provision for income taxes for income from operations for each of the fiscal years were as follows (in millions):

	Year Ended December 29, 2011	Year Ended December 30, 2010	Year Ended December 31, 2009
Federal:
Current	$4.7	$3.0	$2.9
Deferred	(1.8)	(0.8)	(0.3)
Total Federal	2.9	2.2	2.6
State:
Current	0.6	0.3	0.5
Deferred	1.0	0.6	(0.1)
Total State	1.6	0.9	0.4
Total income tax provision	$4.5	$3.1	$3.0

A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows (in millions):

	Year Ended December 29, 2011	Year Ended December 30, 2010	Year Ended December 31, 2009
Provision calculated at federal statutory income tax rate	$3.5	$2.5	$2.8
State and local income taxes, net of federal benefit	1.0	0.5	0.3
Other	—	0.1	(0.1)
Total income tax provision	$4.5	$3.1	$3.0

Significant components of the Company’s net deferred tax liability consisted of the following at (in millions):

	December 29, 2011	December 30, 2010
Deferred tax assets:
Net operating loss carryforward	$15.1	$16.2
Excess of tax basis over book basis of fixed assets	15.4	16.2
Deferred revenue	9.8	10.0
Other	0.3	1.2
Total deferred tax assets before valuation allowance	40.6	43.6
Valuation allowance	(2.6)	(3.2)
Total deferred tax assets after valuation allowance	38.0	40.4
Deferred tax liabilities:
Deferred gain on sale of theatres	(27.9)	(31.1)
Excess of book basis over tax basis of intangible assets	(27.9)	(27.9)
Other	(1.4)	(1.0)
Total deferred tax liabilities	(57.2)	(60.0)
Net deferred tax liability	$(19.2)	$(19.6)

As of December 29, 2011, the Company had net operating loss carryforwards for federal income tax purposes of approximately $32.0 million with expiration commencing during 2019. The Company’s net operating loss carryforwards were generated by the predecessor entities of UATC. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, the Company’s ability to utilize the net operating losses may be impaired as a result of the “ownership change” limitations.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at December 29, 2011 and December 30, 2010 totaling $2.6 million and $3.2 million, respectively, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. During the year ended December 29, 2011, the valuation allowance was decreased by $0.6 million primarily related to the realization of certain state net operating losses created in years ended before December 29, 2011. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

As of December 29, 2011 and December 30, 2010, the Company had no unrecognized tax benefits. The Company does not believe that its gross unrecognized tax benefits will change within the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of December 29, 2011 and December 30, 2010, the Company had not accrued any interest or penalties associated with unrecognized tax benefits.  No interest and penalties were recognized in the statements of income for the years ended December 29, 2011 and December 30, 2010.

The Company files income tax returns in the U.S. federal jurisdiction and certain state jurisdictions as part of the REG income tax filings and files separate income tax returns in various other state jurisdictions as well.  REG and the Company are no longer subject to U.S. federal income tax examinations by taxing authorities for years before 2008, and with limited exceptions, are no longer subject to state income tax examinations before 2007.  However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year.

(8)      Litigation and contingencies

The Company and its subsidiaries are presently involved in various judicial, administrative, regulatory and arbitration proceedings concerning matters arising in the ordinary course of business operations, including but not limited to, personal injury claims, landlord-tenant disputes, employment and other contractual matters, some of which are described below. Many of these proceedings are at preliminary stages, and many of these cases seek an indeterminate amount of damages.  Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company’s consolidated financial position, results of operations, or cash flows.

With respect to certain matters described herein, management has estimated the upper end of the range of reasonably possible loss to be approximately $2.4 million. Under ASC Topic 450, Contingencies—Loss

Contingencies, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight.

Management is unable to estimate a range of reasonably possible loss for cases described below in which damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, and/or (v) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company’s financial condition, though the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

In addition, from time to time, the Company receive letters from the state officials in states where we operate theatres regarding investigation into the accessibility of our theatres to persons with visual impairments or that are deaf or hard of hearing. On July 20, 2010, the DOJ issued Advance Notice of Proposed Rulemaking concerning the provision of closed captioning and descriptive audio within the theatre environment. Significantly, this is the first time the DOJ has stated that open captioning may not be required by the ADA. However, by so stating, the DOJ has implied that closed captioning may be required. The Company believes it provides the members of the visually and hearing impaired communities with reasonable access to the movie-going experience but has announced its intention to deploy new digital captioning and descriptive video systems during 2012 and 2013 that should meet all such potential requirements or expectations of any federal, state or individual concerns.  The Company expects the capital outlay with respect to these systems to be approximately $1.0 million.

The Company believes that it is in substantial compliance with all current applicable regulations relating to accommodations for the disabled. The Company intends to comply with future regulations in this regard and except as set forth above, we do not currently anticipate that compliance will require us to expend substantial funds.  The Company’s theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship, health and sanitation and environmental protection requirements.  The Company believes that it is in substantial compliance with all relevant laws and regulations.

(9)      Capital Stock and Share Based Compensation

Common and Preferred Stock

UATC is authorized to issue 1,000 shares of its $1.00 par value common stock, of which 100 shares are issued and outstanding at December 29, 2011, and are all held by the Parent.  At December 29, 2011, the Company has 500,000 shares of preferred stock authorized with none issued.

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

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options.  The Company is required to report excess tax benefits from the award of equity instruments as financing cash flows.  Excess tax benefits are recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 29, 2011, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 29, 2011, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting is included in Part II, Item 8, on page 25 of this Form 10-K, which is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 29, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

KPMG LLP (“KPMG”) served as our independent registered public accounting firm for the fiscal years ended December 29, 2011 and December 30, 2010.  For such fiscal years, we paid fees for services from KPMG as discussed below.

•                  Audit Fees. The aggregate fees billed for professional services rendered by KPMG for the audit of our annual consolidated financial statements included in our Form 10-K and the reviews of the consolidated financial statements included in our Forms 10-Q were approximately $77,000 for the fiscal year ended December 29, 2011 and $80,595 for the fiscal year ended December 30, 2010.

•                  Audit-Related Fees. The Company did not incur any aggregate fees for professional services rendered by KPMG for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements for the fiscal year ended December 29, 2011 and for the fiscal year ended December 30, 2010.

•                  Tax Fees. The Company did not incur any aggregate fees billed for professional services rendered by KPMG related to federal and state tax compliance, tax advice and tax planning for the fiscal year ended December 29, 2011 and for the fiscal year ended December 30, 2010.

•                  All Other Fees. The Company did not incur any aggregate fees for all other services rendered by KPMG for the fiscal year ended December 29, 2011 and for the fiscal year ended December 30, 2010.

Board of Directors Pre-Approval Policy

Our Board of Directors pre-approves all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis.  These services may include audit services, audit related services, tax services and other services.  Our Vice President and Treasurer are responsible for presenting the board with an overview of all proposed audit, audit related, tax or other non-audit services to be performed by the independent auditors.  The presentation must be in sufficient detail to define clearly the services to be performed.  The board does not delegate the responsibilities to pre-approve services performed by the independent auditors to management or to an individual member of the board.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as a part of this report on Form 10-K:

(1)                 Consolidated financial statements of United Artists Theatre Circuit, Inc.:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm - Consolidated Financial Statements

UATC’s Consolidated Balance Sheets as of December 29, 2011 and December 30, 2010

UATC’s Consolidated Statements of Operations for the fiscal years ended December 29, 2011, December 30, 2010 and December 31, 2009

UATC’s Consolidated Statements of Equity and Comprehensive Income for the fiscal years ended December 29, 2011, December 30, 2010 and December 31, 2009

UATC’s Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2011, December 30, 2010 and December 31, 2009

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

10.7*	Executive Employment Agreement, dated January 13, 2010, by and between Regal Entertainment Group and Peter B. Brandow (filed as Exhibit 10.1 to Regal Entertainment Group’s Current Report on Form 8-K

(Commission File No. 001-31315) on January 19, 2010, and incorporated herein by reference)

10.8*

Separation and General Release Agreement with Michael L. Campbell, dated December 20, 2011 (filed as Exhibit 10.1 to Regal Entertainment Group’s Current Report on Form 8-K (Commission File No. 001-31315) on December 22, 2011, and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

101

Financial statements from the annual report on Form 10-K of United Artists Theatre Circuit, Inc. for the fiscal year ended December 29, 2011, filed on March 19, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity and Comprehensive Income (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text

*                  Identifies each management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED ARTISTS THEATRE CIRCUIT, INC.

	By:	/s/ AMY E. MILES
March 19, 2012		Amy E. Miles
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ AMY E. MILES	Director and President (Principal Executive Officer)	March 19, 2012
Amy E. Miles

/s/ DAVID H. OWNBY	Director, Vice President and Treasurer	March 19, 2012
David H. Ownby	(Principal Financial Officer and Principal Accounting Officer)

/s/ GREGORY W. DUNN	Director	March 19, 2012
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

Holdings, Inc., United Artists Cable Holdings, Inc., United Artists Theatre Holding Company, on the one hand and United Artists Theatre Circuit, Inc., United Artists Realty Company, UAB, Inc., and UAB II, Inc., on the other hand (filed as exhibit 10.9 to United Artists Theatre Circuit, Inc.’s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)

10.2

Tax Sharing Agreement, dated as of May 12, 1992, between United Artists Theatre Company and United Artists Theatre Circuit, Inc. (filed as exhibit 10.11 to United Artists Theatre Circuit, Inc.’s Form S-1 (Commission File No. 033-49598) filed on October 5, 1992, and incorporated herein by reference)

10.3

Management Agreement, dated as of May 27, 2003, between Regal Cinemas, Inc. and United Artists Theatre Circuit, Inc. (filed as exhibit 10.3 to United Artists Theatre Circuit, Inc.’s Form 10-K (Commission File No. 033-49598) filed on March 31, 2004, and incorporated herein by reference)

10.4*

Amended and Restated Executive Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Amy E. Miles (filed as Exhibit 10.2 to Regal Entertainment Group’s Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated herein by reference)

10.5*

Amended and Restated Executive Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and Gregory W. Dunn (filed as Exhibit 10.3 to Regal Entertainment Group’s Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated herein by reference)

10.6*

Executive Employment Agreement, dated May 5, 2009, by and between Regal Entertainment Group and David H. Ownby (filed as Exhibit 10.4 to Regal Entertainment Group’s Current Report on Form 8-K (Commission File No. 001-31315) on May 6, 2009, and incorporated herein by reference)

10.7*

Executive Employment Agreement, dated January 13, 2010, by and between Regal Entertainment Group and Peter B. Brandow (filed as Exhibit 10.1 to Regal Entertainment Group’s Current Report on Form 8-K (Commission File No. 001-31315) on January 19, 2010, and incorporated herein by reference)

10.8*

Separation and General Release Agreement with Michael L. Campbell, dated December 20, 2011 (filed as Exhibit 10.1 to Regal Entertainment Group’s Current Report on Form 8-K (Commission File No. 001-31315) on December 22, 2011, and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

101

Financial statements from the annual report on Form 10-K of United Artists Theatre Circuit, Inc. for the fiscal year ended December 29, 2011, filed on March 19, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity and Comprehensive Income (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text

*                  Identifies each management contract or compensatory plan or arrangement.