Form 10-Q
period 2012-03-29
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2012-05-14
CIK 889570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2012

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

The number of shares outstanding of $1.00 par value common stock at May 14, 2012 was 100 shares.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 29, 2012	December 29, 2011
Assets
Current assets:
Cash and cash equivalents	$50.9	$54.8
Receivables	0.3	1.2
Prepaid expenses, concession inventory and other current assets	5.1	1.2
Deferred income tax asset	3.5	3.7
Total current assets	59.8	60.9
Property and equipment:
Land	2.7	2.6
Buildings, leasehold improvements and equipment	122.9	127.8
Total property and equipment	125.6	130.4
Accumulated depreciation and amortization	(88.3)	(91.9)
Total property and equipment, net	37.3	38.5
Goodwill	7.1	7.1
Other non-current assets	4.6	4.2
Total assets	$108.8	$110.7
Liabilities and Equity
Current liabilities:
Accounts payable	$8.1	$9.6
Accrued expenses and other	3.3	4.0
Current portion of debt obligations	0.2	0.2
Total current liabilities	11.6	13.8
Other non-current liabilities	1.4	1.3
Non-current deferred revenue	24.4	24.4
Long-term debt, less current portion	1.0	1.0
Deferred income tax liability	22.6	22.9
Total liabilities	61.0	63.4
Equity:
Preferred stock, $1.00 par value; 500,000 shares authorized, no shares issued and outstanding at March 29, 2012 and December 29, 2011	—	—
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at March 29, 2012 and December 29, 2011	—	—
Additional paid-in capital	93.2	93.2
Retained earnings	43.4	41.0
Related party receivables	(88.9)	(87.1)
Total stockholder’s equity of United Artists Theatre Circuit, Inc.	47.7	47.1
Noncontrolling interest	0.1	0.2
Total equity	47.8	47.3
Total liabilities and equity	$108.8	$110.7

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Quarter Ended March 29, 2012	Quarter Ended March 31, 2011
Revenues:
Admissions	$34.9	$29.1
Concessions	13.1	10.9
Other operating revenues	1.9	1.4
Total revenues	49.9	41.4
Operating expenses:
Film rental and advertising costs	17.0	14.0
Cost of concessions	1.7	1.5
Other theatre operating expenses	19.6	19.7
Sale and leaseback rentals	3.8	3.7
General and administrative expenses	1.5	1.2
Depreciation and amortization	2.2	2.8
Net loss on disposal and impairment of operating assets	0.2	—
Total operating expenses	46.0	42.9
Income (loss) from operations	3.9	(1.5)
Other expense (income):
Interest income, net	—	—
Total other expense (income), net	—	—
Income (loss) before income taxes	3.9	(1.5)
Provision for (benefit from) income taxes	1.5	(0.6)
Net income (loss) and net income (loss) attributable to controlling interest	$2.4	$(0.9)

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Quarter Ended March 29, 2012	Quarter Ended March 31, 2011
Cash flows from operating activities:
Net income (loss)	$2.4	$(0.9)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2.2	2.8
Net loss on disposal and impairment of operating assets	0.2	—
Deferred income tax benefit (expense)	(0.1)	0.3
Effect of leases with escalating minimum annual rentals	(0.3)	(0.2)
Change in operating assets and liabilities:
Receivables	0.9	0.8
Prepaid expenses and concession inventory	(3.9)	(3.6)
Accounts payable	(1.5)	(1.5)
Deferred revenue	(0.1)	(0.1)
Accrued expenses and other liabilities	(0.7)	(2.3)
Net cash used in operating activities	(0.9)	(4.7)
Cash flows from investing activities:
Capital expenditures	(1.1)	(1.5)
Distributions to partnership	(0.1)	(0.1)
Net cash used in investing activities	(1.2)	(1.6)
Cash flows from financing activities:
Debt payments	—	(0.1)
Increase in related party receivables	(1.8)	(4.1)
Net cash used in financing activities	(1.8)	(4.2)
Net decrease in cash and cash equivalents	(3.9)	(10.5)
Cash and cash equivalents:
Beginning of period	54.8	52.4
End of period	$50.9	$41.9

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.

AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 29, 2012 and March 31, 2011

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

UATC operated 516 screens in 58 theatres in 17 states as of March 29, 2012. As of March 31, 2011, UATC operated 543 screens in 62 theatres in 18 states.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.

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

For a discussion of the series of events leading to the formation of REG and other significant transactions which have occurred through December 29, 2011, please refer to Notes 1 and 2 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K, filed on March 19, 2012 with the Securities and Exchange Commission (the “Commission”) (File No. 033-49598) for the fiscal year ended December 29, 2011 (the “2011 Audited Consolidated Financial Statements”).  For a summary of our significant accounting policies, please refer to Note 3 to the 2011 Audited Consolidated Financial Statements.

The Company has prepared the unaudited condensed consolidated balance sheet as of March 29, 2012 and the unaudited condensed consolidated statements of operations and cash flows for the quarters ended March 29, 2012 and March 31, 2011 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 29, 2011 unaudited condensed consolidated balance sheet information is derived from the 2011 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the 2011 Audited Consolidated Financial Statements and notes thereto. The results of operations for the quarter ended March 29, 2012 are not necessarily indicative of the operating results that may be achieved for the full 2012 fiscal year.

Net income (loss) and total comprehensive income (loss) are the same for all periods presented.

(2)   Debt Obligations

Debt obligations are summarized as follows (in millions):

	March 29, 2012	December 29, 2011
Debt obligations(a)	$1.2	$1.2
Less current portion	(0.2)	(0.2)
Long-term debt, less current portion	$1.0	$1.0

(a)                                 Debt obligations include $1.2 million of capital lease obligations as of March 29, 2012 and December 29, 2011, which have an interest rate of 10.0%, maturing in 2016.

(3)   Related Party Transactions

Management Agreement

RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the quarters ended March 29, 2012 and March 31, 2011, UATC recorded management fee expenses of approximately $1.5 million and $1.2 million, respectively, related to this agreement. Such fees have been recorded in the accompanying unaudited condensed consolidated statements of operations as a component of “General and administrative expenses.”

Related Party Receivables

The related party receivables balance of $87.1 million as of December 29, 2011 was comprised of approximately $9.8 million related to advances made to Prop I to fund additions and/or renovations to theatres leased from Prop I and approximately $77.3 million related to intercompany transactions and cash management.  The related party receivables balance of $88.9 million as of March 29, 2012 continued to be comprised of the $9.8 million receivable from Prop I and approximately $79.1 million related to intercompany transactions and cash management.

UATC leases three theatres from Prop I in accordance with a master lease (the “Prop I Master Lease”). The Prop 1 Master Lease commenced in 1988 with an original base term of 15 years and in 2003 UATC exercised a 10 year renewal extension of the lease. The Prop I Master Lease provides for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre. In order to fund the cost of additions and/or renovations to the theatres leased by UATC from Prop I, UATC made advances to Prop I prior to becoming a wholly owned subsidiary of REG in 2002.  Since 2002, UATC has not funded any additions and/or renovations for these properties and does not expect to make any advances to Prop 1 in future periods. The Prop I portion of the related party receivable balance ($9.8 million at March 29, 2012 and December 29, 2011) will be reduced upon any sale of the three properties by Prop I, with UATC receiving the net proceeds of the sale. The fair value of each of the three locations is evaluated periodically using the expected selling price less selling costs for each property.  Management’s estimates (Level 3 inputs as described in ASC Topic 820, Fair Value Measurements and Disclosures) are based on recent market transactions and current real estate values within each market.  The Company has no current intention to market or sell the properties at this time, but believes that the fair market value of the three properties will be sufficient to substantially recover the current receivable from Prop I.

The increase in the related party receivables balance of $1.8 million during the quarter ended March 29, 2012 was due primarily to the timing of intercompany cash collections and disbursements particularly with respect to (1) the redemption of gift cards and discount tickets at UATC theatres that were sold by a subsidiary of RCI, Regal CineMedia (“RCM”) and (2) cash received by RCI for various revenue items, such as on-line ticket sales and rebates from vendor marketing programs, for UATC’s share of the revenues for such items. RCI (or RCM) receives the cash for these items, revenue is recorded by UATC and a corresponding intercompany receivable is created, which is payable by RCI (or RCM) to UATC.  Increases in the intercompany receivable recorded by UATC could continue to occur in future periods as long as the above described cash management activities continue as usual.  As of March 29, 2012, management believes the intercompany receivable is fully collectable.

Digital Cinema Implementation Partners, LLC Transactions

Regal maintains an investment in Digital Cinema Implementation Partners, LLC, a Delaware limited liability company (“DCIP”).  DCIP is a joint venture company formed by Regal, AMC Entertainment, Inc. (“AMC”) and Cinemark, Inc. (“Cinemark”). On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection. Concurrent with closing, RCI entered into a master equipment lease agreement (the “Master Lease”) and other related agreements with Kasima, LLC, a wholly-owned subsidiary of DCIP.

DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including Regal. In accordance with the Master Lease, RCI will sublease (the “Sublease”) the digital projection systems to UATC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option.  Under the Master Lease and the Sublease, UATC pays RCI annual minimum rent of $1,000 per digital projection system from the effective date of the agreement through the end of the lease term and is, upon certain conditions described below, subject to incremental annual rent of $2,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term.  In the event that the junior capital raised by DCIP in the initial financing transactions remains outstanding at any time on or after the date that is six and a half years after the closing date of March 2010, the holders of the related notes will have the right to require Regal and other participating exhibitors to make incremental minimum rent payments of $2,000 per digital projection system per year through the earlier of the end of the lease term or until such notes are repaid.  UATC considers both the $1,000 minimum rental and the incremental minimum rental payment of $2,000 per digital projection system to be minimum rents and accordingly has recorded such rents on a straight-line basis in its consolidated financial statements. UATC is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease and the Sublease. Certain of the other rent payments are subject to either a monthly or an annual maximum. UATC accounts for the Sublease as an operating lease for accounting purposes. During the quarters ended March 29, 2012 and March 31, 2011, the Company incurred total rent of approximately $0.2 million and $0.1 million, respectively, associated with the leased digital projection systems.

During the quarter ended March 29, 2012, we installed 50 digital projection systems and operated 395 screens outfitted with digital projection systems as of March 29, 2012.

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

The Company’s portion of these revenues are presented as a component of “Other operating revenues” in the Company’s unaudited condensed consolidated financial statements and consist of the following amounts (in millions):

	Quarter Ended March 29, 2012	Quarter Ended March 31, 2011
Theatre access fees per patron	$0.3	$0.2
Theatre access fees per digital screen	0.1	0.1
Other NCM revenue	0.1	—
Amortization of ESA modification fees	0.1	0.1
Payments for beverage concessionaire advertising	(0.3)	(0.2)
Total	$0.3	$0.2

(4)   Sale—Leaseback Transactions

In December 1995, UATC entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of March 29, 2012, 11 theatres were subject to the sale leaseback transaction and approximately $24.0 million in principal amount of pass-through certificates were outstanding.

(5)   Income Taxes

The provision for (benefit from) income taxes of $1.5 million and $(0.6) million for the quarters ended March 29, 2012 and March 31, 2011, respectively, reflect effective tax rates of approximately 38.5% and 40.0%, respectively.  The effective tax rates for the quarters ended March 29, 2012 and March 31, 2011 reflect the impact of certain non-deductible expenses.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company maintains a valuation allowance against deferred tax assets of $2.6 million as of March 29, 2012 and December 29, 2011 as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

The Company files income tax returns in the U.S. federal jurisdiction and certain state jurisdictions as part of the REG income tax filings and files separate income tax returns in various other state jurisdictions as well.  REG and the Company are no longer subject to U.S. federal income tax examinations by taxing authorities for years before 2008, and with limited exceptions, are no longer subject to state income tax examinations for years before 2007.  However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year.

REG maintains an investment in National CineMedia, a pass-through entity for federal income tax purposes. The Internal Revenue Service is currently examining National CineMedia’s 2007 and 2008 income tax returns and has proposed an adjustment related to agreements entered into in conjunction with NCM Inc.’s IPO.  Management is currently evaluating the proposed adjustment but does not anticipate the adjustment would result in a material change to the Company’s results of operations or financial position. The Company believes it is reasonably possible that an increase in unrecognized tax benefits related to this position may be necessary within the next twelve months, however the amount of such unrecognized tax benefits is not reasonably estimable as of March 29, 2012.

(6)   Litigation and Contingencies

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

With respect to certain matters described herein, management has estimated the upper end of the range of reasonably possible loss to be approximately $1.8 million. Under ASC Topic 450, Contingencies—Loss Contingencies, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight.

Management is unable to estimate a range of reasonably possible loss for cases in which damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, and/or (v) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company’s financial condition, though the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

The Company believes that it is in substantial compliance with all current applicable regulations relating to accommodations for the disabled. The Company intends to comply with future regulations in this regard and except as set forth above, does not currently anticipate that compliance will require the Company to expend substantial funds.

In addition, from time to time, the Company receives letters from the state officials in states where we operate theatres regarding investigation into the accessibility of our theatres to persons with visual impairments or that are deaf or hard of hearing. On July 20, 2010, the DOJ issued Advance Notice of Proposed Rulemaking concerning the provision of closed captioning and descriptive audio within the theatre environment. Significantly, this is the first time the DOJ has stated that open captioning may not be required by the ADA. However, by so stating, the DOJ has implied that closed captioning may be required. The Company believes it provides the members of the visually and hearing impaired communities with reasonable access to the movie-going experience but has announced its intention to deploy new digital captioning and descriptive video systems during 2012 and 2013 that should meet all such potential requirements or expectations of any federal, state or individual concerns.

The Company’s theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation and environmental protection requirements. We believe that we are in compliance with such current applicable laws and regulations.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). This Update clarifies the wording and disclosures required in ASC Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used in International Financial Reporting Standards. The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this update to alter the current application of the requirements in ASC 820.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  ASU 2011-04 became effective for the Company as of the beginning of fiscal 2012.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05) to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is effective for interim and annual periods beginning after December 15, 2011, and is to be applied retrospectively. ASU 2011-05 became effective for the Company as of the beginning of fiscal 2012 and has been applied retrospectively.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. ASU 2011-08 became effective for the Company as of the beginning of fiscal 2012.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”).  ASU 2011-12 defers the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income.  This guidance is effective for interim and annual periods beginning after December 15, 2011, and is to be applied retrospectively. ASU 2011-12 became effective for the Company as of the beginning of fiscal 2012 and has been applied retrospectively.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and

Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words.  These forward-looking statements involve risks and uncertainties.  Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on March 19, 2012 with the Commission (File No. 033-49598) for the Company’s fiscal year ended December 29, 2011.  The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

Overview and Basis of Presentation

UATC operated 516 screens in 58 theatres in 17 states as of March 29, 2012. As of March 31, 2011, UATC operated 543 screens in 62 theatres in 18 states. The theatres we operate are managed by RCI, a wholly owned subsidiary of Regal, pursuant to a management arrangement described below. The Company formally operates on a 52-week fiscal year (ending on the first Thursday after December 25 each year) with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company manages its business under one reportable segment: theatre exhibition operations.

We generate revenues primarily from admissions and concession sales. Additional revenues are generated by our vendor marketing programs, our relationship with National CineMedia and various other activities in our theatres.  National CineMedia provides us with a theatre access fee associated with revenues generated from its sale of on-screen advertising, concerts and other events pursuant to its arrangement with RCI (described further in Note 3 — “Related Party Transactions”).  Film rental costs depend on a variety of factors, including the prospects of a film, the popularity and box office revenues of a film, and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

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

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see “Business-Industry Overview and Trends” and “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2011 and incorporated herein by reference and “Results of Operations” below.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2011 and incorporated by reference herein.  As of March 29, 2012, there were no significant changes in our critical accounting policies or estimation procedures.

Significant Events

For a discussion of other significant operating, financing and investing transactions which have occurred through December 29, 2011, please refer to “Management’s Discussion and Analysis of Financial Condition and

Results of Operations—Liquidity and Capital Resources” included in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 29, 2011 and incorporated herein by reference.

Results of Operations

Based on our review of industry sources, North American box office revenues for the time period that corresponds to UATC’s first fiscal quarter of 2012 were estimated to have increased by approximately 20 to 21 percent in comparison to the first quarter of 2011. The industry’s box office results were positively impacted by strong attendance from premium format pictures during the first quarter of 2012, including The Hunger Games and Dr. Suess’ The Lorax, and the commercial appeal of the overall film slate during the quarter.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of operations for the quarter ended March 29, 2012 (“Q1 2012 Period”) and the quarter ended March 31, 2011 (“Q1 2011 Period”):

	Q1 2012 Period	Q1 2011 Period
Revenues:
Admissions	69.9%	70.3%
Concessions	26.3	26.3
Other operating revenues	3.8	3.4
Total revenues	100.0	100.0
Operating expenses:
Film rental and advertising costs	34.1	33.8
Cost of concessions	3.4	3.6
Other theatre operating expenses	39.3	47.6
Sale and leaseback rentals	7.6	8.9
General and administrative expenses	3.0	2.9
Depreciation and amortization	4.4	6.8
Net loss on disposal and impairment of operating assets	0.4	—
Total operating expenses	92.2	103.6
Income (loss) from operations	7.8%	(3.6)%

Total Revenues

The following table summarizes revenues and revenue-related data for the Q1 2012 Period and the Q1 2011 Period (in millions, except averages):

	Q1 2012 Period	Q1 2011 Period
Admissions	$34.9	$29.1
Concessions	13.1	10.9
Other operating revenues	1.9	1.4
Total revenues	$49.9	$41.4
Attendance	3.9	3.4
Average ticket price (1)	$8.95	$8.56
Average concessions revenues per patron (2)	$3.36	$3.21

(1)           Calculated as admissions revenue/attendance.

(2)           Calculated as concessions revenue/attendance.

Q1 2012 Period Compared to Q1 2011 Period

Admissions

During the Q1 2012 Period, total admissions revenues, driven by a 14.7% increase in attendance, increased $5.8 million, or 19.9%, to $34.9 million, from $29.1 million in the Q1 2011 Period.  We believe that our attendance is primarily dependent upon the commercial appeal of content released by the motion picture studios. The Q1 2012 Period increase in attendance was primarily attributable to strong attendance from premium format pictures during the first quarter of 2012, including The Hunger Games and Dr. Seuss’ The Lorax, and the commercial appeal of the overall film slate during the Q1 2012 Period as compared to that of the Q1 2011 Period.  For the Q1 2012 Period, the average ticket price increased 4.6% due to the success of premium-priced films exhibited during the period and from selective price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions).

Concessions

Total concessions revenues increased $2.2 million, or 20.2%, to $13.1 million in the Q1 2012 Period, from $10.9 million in the Q1 2011 Period. Average concessions revenues per patron during the Q1 2012 Period increased 4.7%, to $3.36, from $3.21 for the Q1 2011 Period. The increase in total concessions revenues during the Q1 2012 Period was attributable to the aforementioned increase in attendance during the period coupled with an increase in average concessions revenues per patron. The increase in average concessions revenues per patron for the Q1 2012 Period was primarily a result of an increase in popcorn and beverage sales volume during the period.

Other Operating Revenues

During the Q1 2012 Period, other operating revenues increased $0.5 million, or 35.7%, to $1.9 million, from $1.4 million in the Q1 2011 Period. Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs, arcade game and other theatre revenues. The increase in other operating revenues during the Q1 2012 Period was primarily driven by increases in revenues from our vendor marketing programs and increases in attendance-driven theatre access fees.

Operating Expenses

The following table summarizes certain operating expenses for the Q1 2012 Period and the Q1 2011 Period (dollars in millions):

	Q1 2012 Period		Q1 2011 Period
	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	17.0	48.7	14.0	48.1
Cost of concessions(2)	1.7	13.0	1.5	13.8
Other theatre operating expenses(3)	19.6	39.3	19.7	47.6
Sale and leaseback rentals(3)	3.8	7.6	3.7	8.9
General and administrative expenses(3)	1.5	3.0	1.2	2.9

(1)           Percentage of revenues calculated as a percentage of admissions revenues.

(2)           Percentage of revenues calculated as a percentage of concessions revenues.

(3)           Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues increased to 48.7% during the Q1 2012 Period from 48.1% in the Q1 2011 Period. The increase in film rental and advertising costs as a percentage of box office revenues during the Q1 2012 Period was primarily attributable to higher film costs associated with the success of the top tier films exhibited during the Q1 2012 Period. Film rental and advertising costs as a percentage of admissions revenues for the Q1 2012 Period was in line with the Company’s historical first quarter average.

Cost of Concessions

During the Q1 2012 Period, cost of concessions increased $0.2 million, or 13.3%, to $1.7 million, from $1.5 million in the Q1 2011 Period.  Cost of concessions as a percentage of concessions revenues for the Q1 2012 Period was approximately 13.0%, compared to 13.8% during the Q1 2011 Period.  The decrease in cost of concessions as a percentage of concessions revenues during the Q1 2012 Period was primarily related to an increase in the amount of vendor marketing revenue recorded as a reduction to cost of concessions during the period.

Other Theatre Operating Expense

Other theatre operating expenses decreased $0.1 million, or 0.5%, to $19.6 million in the Q1 2012 Period, from $19.7 million in the Q1 2011 Period.  The decrease in other theatre operating expenses during the Q1 2012 Period was attributable to savings in theatre-level payroll.

Sale and Leaseback Rentals

Sale and leaseback expenses of $3.8 million for the Q1 2012 Period increased slightly by $0.1 million, or 2.7%, from $3.7 million during the Q1 2011 Period.  See Note 4 — “Sale-Leaseback Transactions” for further discussion of sale and leaseback transactions.

General and Administrative Expenses

During the Q1 2012 Period, general and administrative expenses increased $0.3 million, or 25.0%, to $1.5 million, from $1.2 million in the Q1 2011 Period.  Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC.  The increase in general and administrative expenses during the Q1 2012 Period was due to the increase in management fee costs incurred resulting from the increase in total revenues during the Q1 2012 Period.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.6 million, or 21.4%, to $2.2 million for the Q1 2012 Period, from $2.8 million in the Q1 2011 Period.  The decrease in depreciation and amortization expense during the Q1 2012 Period as compared to the Q1 2011 Period was primarily due to a reduction in depreciation related to the replacement of owned 35mm film projectors with leased digital projection systems.

Net Loss on Disposal and Impairment of Operating Assets

Net loss on disposal and impairment of operating assets increased $0.2 million, from zero in the Q1 2011 Period, to $0.2 million in the Q1 2012 Period. The increase in net loss on disposal and impairment of operating assets during the Q1 2012 Period was primarily attributable to the closure of two underperforming theatres during the Q1 2012 Period.

Income (Loss) from Operations

Income from operations increased $5.4 million to income of $3.9 million during the Q1 2012 Period, from a loss of $(1.5) million in the Q1 2011 Period.  The net increase in income from operations during the Q1 2012 Period as compared to the Q1 2011 Period was primarily attributable to the increase in total revenues, partially offset by increases in certain Q1 2012 Period variable operating expense line items described above and a higher loss on disposal and impairment of operating assets during the Q1 2012 Period.

Income Taxes

The provision for (benefit from) income taxes of $1.5 million and $(0.6) million for the Q1 2012 Period and the Q1 2011 Period, respectively, reflect effective tax rates of approximately 38.5% and 40.0%, respectively.  The effective tax rates for the Q1 2012 Period and the Q1 2011 Period reflect the impact of certain non-deductible expenses.

Net Income (Loss) Attributable to Controlling Interest

Net income attributable to controlling interest for the Q1 2012 Period was $2.4 million, which represents an increase of $3.3 million, from a net loss attributable to controlling interest of $(0.9) million during the Q1 2011 Period. The increase in net income attributable to controlling interest for the Q1 2012 Period was primarily attributable to an increase in operating income as described above, partially offset by an increase in the provision for income taxes during the Q1 2012 Period.

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

REG maintains an investment in National CineMedia, a pass-through entity for federal income tax purposes. The Internal Revenue Service is currently examining National CineMedia’s 2007 and 2008 income tax returns and has proposed an adjustment related to agreements entered into in conjunction with NCM Inc.’s IPO. Management is currently evaluating the proposed adjustment but does not anticipate the adjustment would result in a material change to the Company’s results of operations or financial position. The Company believes it is reasonably possible that an increase in unrecognized tax benefits related to this position may be necessary within the next twelve months, however the amount of such unrecognized tax benefits is not reasonably estimable as of March 29, 2012.

Net cash flows used in operating activities totaled approximately $0.9 million and $4.7 million for the Q1 2012 Period and the Q1 2011 Period, respectively. The $3.8 million decrease in net cash flows used in operating activities for the Q1 2012 Period as compared to the Q1 2011 Period was caused by a $2.4 million increase in net income excluding non-cash items coupled with a positive fluctuation in working capital activity of approximately $1.4 million. Working capital activity was primarily impacted by positive fluctuations in accrued expenses and other liabilities activity during the Q1 2012 Period as compared to the Q1 2011 Period.  The positive fluctuation in accrued expenses and other liabilities activity was primarily due to the timing of certain Q1 2012 Period vendor payments.

Investing Activities

Our capital requirements have historically arisen principally in connection with retrofitting existing theatres, upgrading the Company’s theatre facilities and replacing equipment. We fund the cost of capital expenditures through internally generated cash flows and cash on hand.

Regal maintains an investment in DCIP, a joint venture company formed by Regal, AMC and Cinemark.  DCIP’s initial financing, coupled with a second round of financing completed in March 2011 (which consisted of a new $220.0 million term loan facility), will cover the cost of conversion to digital projection for our entire circuit.  DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including Regal.  In accordance with the Master Lease, RCI entered into a sublease (the “Sublease”) to provide the digital projection systems to UATC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option.  Under the Master Lease and the Sublease, UATC pays RCI annual minimum rent of $1,000 per digital projection system from the effective date of the agreement through the end of the lease term and is, upon certain conditions described below, subject to incremental annual rent of $2,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term.  In the event that the junior capital raised by DCIP in the initial financing transactions remains outstanding at any time on or after the date that is six and a half years after the closing date of March 2010, the holders of the related notes will have the right to require Regal and other participating exhibitors to make incremental minimum rent payments of $2,000 per digital projection system per year through the earlier of the end of the lease term or until such notes are repaid.  UATC considers both the $1,000 minimum rental and the incremental minimum rental payment of $2,000 per digital projection system to be minimum rents and accordingly has recorded such rents on a straight-line basis in its consolidated financial statements. UATC is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease and the Sublease. Certain of the other rent payments are subject to either a monthly or an annual maximum. UATC accounts for the Sublease as an operating lease for accounting purposes. During the quarters ended March 29, 2012 and March 31, 2011, the Company incurred total rent of approximately $0.2 million and $0.1 million, respectively, associated with the leased digital projection systems.

During the year ended December 29, 2011, we completed our deployment of 3D compatible digital projection systems across our circuit. We believe the installation of 3D digital projection systems allows us to offer our patrons premium 3D movies and all-digital format experiences that we believe generate incremental revenue and cash flows for the Company. As of March 29, 2012, we operated 395 screens outfitted with digital projection systems. We expect to outfit substantially all of our screens with digital projection systems by late 2012 or early 2013.

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

Net cash flows used in investing activities totaled approximately $1.2 million and $1.6 million for the Q1 2012 Period and the Q1 2011 Period, respectively. The $0.4 million decrease in cash flows used in investing activities during the Q1 2012 Period, as compared to the Q1 2011 Period, was attributable to a $0.4 million reduction in capital expenditures during the Q1 2012 Period as compared to the Q1 2011 Period.

Financing Activities

Net cash flows used in financing activities totaled approximately $1.8 million and $4.2 million for the Q1 2012 Period and the Q1 2011 Period, respectively. The $2.4 million decrease in cash flows used in financing activities during the Q1 2012 Period, as compared to the Q1 2011 Period, was primarily attributable to the change in the related party receivable of $2.3 million during the Q1 2012 Period as compared to the Q1 2011 Period.

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments and off-balance sheet arrangements as of December 29, 2011, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2011 and incorporated by reference herein.  As of March 29, 2012, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments.  We believe that the amount of cash and cash equivalents on hand and cash flow expected from operations will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

UATC’s market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. As of March 29, 2012, the Company maintained no debt obligations bearing floating interest rates.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 29, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 29, 2012, our disclosure controls and procedures were effective.

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

Item 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K for the fiscal year ended December 29, 2011, filed with the Commission on March 19, 2012 (File No. 033-49598).

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 6. EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
101

Financial statements from the quarterly report on Form 10-Q of United Artists Theatre Circuit, Inc. for the quarter ended March 29, 2012, filed on May 14, 2012, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED ARTISTS THEATRE CIRCUIT, INC.

Date: May 14, 2012	By:	/s/ AMY E. MILES
Amy E. Miles
President
(Principal Executive Officer)

Date: May 14, 2012	By:	/s/ DAVID H. OWNBY
David H. Ownby
Vice President and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
101

Financial statements from the quarterly report on Form 10-Q of United Artists Theatre Circuit, Inc. for the quarter ended March 29, 2012, filed on May 14, 2012, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.