Form 10-Q
period 2012-06-28
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2012-08-13
CIK 889570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2012

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

The number of shares outstanding of $1.00 par value common stock at August 13, 2012 was 100 shares.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 28, 2012	December 29, 2011
Assets
Current assets:
Cash and cash equivalents	$56.2	$54.8
Receivables	0.5	1.2
Prepaid expenses, concession inventory and other current assets	1.4	1.2
Deferred income tax asset	2.0	3.7
Total current assets	60.1	60.9
Property and equipment:
Land	2.7	2.6
Buildings, leasehold improvements and equipment	116.5	127.8
Total property and equipment	119.2	130.4
Accumulated depreciation and amortization	(83.2)	(91.9)
Total property and equipment, net	36.0	38.5
Goodwill	7.1	7.1
Other non-current assets	5.0	4.2
Total assets	$108.2	$110.7
Liabilities and Equity
Current liabilities:
Accounts payable	$5.8	$9.6
Accrued expenses and other	3.9	4.0
Current portion of debt obligations	0.2	0.2
Total current liabilities	9.9	13.8
Other non-current liabilities	1.5	1.3
Non-current deferred revenue	24.3	24.4
Long-term debt, less current portion	0.9	1.0
Deferred income tax liability	21.4	22.9
Total liabilities	58.0	63.4
Equity:
Preferred stock, $1.00 par value; 500,000 shares authorized, no shares issued and outstanding at June 28, 2012 and December 29, 2011	—	—
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at June 28, 2012 and December 29, 2011	—	—
Additional paid-in capital	93.2	93.2
Retained earnings	45.9	41.0
Related party receivables	(89.0)	(87.1)
Total stockholder’s equity of United Artists Theatre Circuit, Inc.	50.1	47.1
Noncontrolling interest	0.1	0.2
Total equity	50.2	47.3
Total liabilities and equity	$108.2	$110.7

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Quarter Ended June 28, 2012	Quarter Ended June 30, 2011	Two Quarters Ended June 28, 2012	Two Quarters Ended June 30, 2011
Revenues:
Admissions	$36.9	$40.1	$71.8	$69.2
Concessions	13.9	15.2	27.0	26.1
Other operating revenues	2.0	1.9	3.9	3.3
Total revenues	52.8	57.2	102.7	98.6
Operating expenses:
Film rental and advertising costs	19.2	20.8	36.2	34.8
Cost of concessions	1.8	2.0	3.5	3.5
Other theatre operating expenses	20.0	21.4	39.6	41.1
Sale and leaseback rentals	3.8	3.8	7.6	7.5
General and administrative expenses	1.6	1.8	3.1	3.0
Depreciation and amortization	2.1	2.4	4.3	5.2
Net (gain) loss on disposal and impairment of operating assets	0.1	(0.1)	0.3	(0.1)
Total operating expenses	48.6	52.1	94.6	95.0
Income from operations	4.2	5.1	8.1	3.6
Other expense (income):
Interest expense (income), net	—	—	—	—
Total other expense (income), net	—	—	—	—
Income before income taxes	4.2	5.1	8.1	3.6
Provision for income taxes	1.7	2.0	3.2	1.4
Net income	2.5	3.1	4.9	2.2
Noncontrolling interest, net of tax	—	(0.1)	—	(0.1)
Net income attributable to controlling interest	$2.5	$3.0	$4.9	$2.1

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Two Quarters Ended June 28, 2012	Two Quarters Ended June 30, 2011
Cash flows from operating activities:
Net income	$4.9	$2.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4.3	5.2
Net (gain) loss on disposal and impairment of operating assets	0.3	(0.1)
Deferred income tax benefit (expense)	0.2	(0.6)
Effect of leases with escalating minimum annual rentals	(0.6)	(0.6)
Change in operating assets and liabilities:
Receivables	0.7	0.4
Prepaid expenses and concession inventory	(0.2)	(0.1)
Accounts payable	(3.8)	2.1
Deferred revenue	(0.1)	(0.2)
Accrued expenses and other liabilities	(0.1)	(1.0)
Net cash provided by operating activities	5.6	7.3
Cash flows from investing activities:
Capital expenditures	(2.1)	(2.1)
Proceeds from disposition of assets, net	—	0.1
Distributions to partnership	(0.1)	(0.1)
Net cash used in investing activities	(2.2)	(2.1)
Cash flows from financing activities:
Debt payments	(0.1)	(0.1)
Increase in related party receivables	(1.9)	(4.5)
Net cash used in financing activities	(2.0)	(4.6)
Net increase in cash and cash equivalents	1.4	0.6
Cash and cash equivalents:
Beginning of period	54.8	52.4
End of period	$56.2	$53.0

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 28, 2012 and June 30, 2011

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

UATC operated 503 screens in 56 theatres in 17 states as of June 28, 2012. As of June 30, 2011, UATC operated 543 screens in 62 theatres in 18 states.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.

The Company is a wholly owned subsidiary of Regal Cinemas, Inc. (“RCI”), which is an indirect wholly owned subsidiary of Regal Entertainment Group (“REG” or “Regal”). REG is controlled by Anschutz Company (“Anschutz”).

RCI manages all aspects of the theatre operations of UATC and its subsidiaries and make all business decisions on behalf of UATC pursuant to a management agreement.  In certain markets where UATC operates theatres, RCI also operates theatres.

For a discussion of the series of events leading to the formation of REG, REG’s acquisition of the Company and other significant transactions which have occurred through December 29, 2011, please refer to Notes 1 and 2 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K, filed on March 19, 2012 with the Securities and Exchange Commission (the “Commission”) (File No. 033-49598) for the fiscal year ended December 29, 2011 (the “2011 Audited Consolidated Financial Statements”).  For a summary of our significant accounting policies, please refer to Note 3 to the 2011 Audited Consolidated Financial Statements.

The Company has prepared the unaudited condensed consolidated balance sheet as of June 28, 2012 and the unaudited condensed consolidated statements of operations and cash flows for the quarter and two quarters ended June 28, 2012 and June 30, 2011 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 29, 2011 unaudited condensed consolidated balance sheet information is derived from the 2011 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the 2011 Audited Consolidated Financial Statements and notes thereto. The results of operations for the quarter and two quarters ended June 28, 2012 are not necessarily indicative of the operating results that may be achieved for the full 2012 fiscal year.

Net income and total comprehensive income are the same for all periods presented.

(2)         Debt Obligations

Debt obligations are summarized as follows (amounts in millions):

	June 28, 2012	December 29, 2011
Debt obligations(a)	$1.1	$1.2
Less current portion	(0.2)	(0.2)
Long-term debt, less current portion	$0.9	$1.0

(a)                                  Debt obligations include $1.1 million and $1.2 million of capital lease obligations as of June 28, 2012 and December 29, 2011, respectively, which have an interest rate of 10.0%, maturing in 2016.

(3)         Related Party Transactions

Management Agreement

RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the quarters ended June 28, 2012 and June 30, 2011, UATC recorded management fee expenses of approximately $1.6 million and $1.7 million, respectively, related to this agreement. During the two quarters ended June 28, 2012 and June 30, 2011, UATC recorded management fee expenses of approximately $3.1 million and $3.0 million, respectively, related to this agreement. Such fees have been recorded in the accompanying unaudited condensed consolidated statements of operations as a component of “General and administrative expenses.”

Related Party Receivables

The related party receivables balance of $87.1 million as of December 29, 2011 was comprised of approximately $9.8 million related to advances made to Prop I to fund additions and/or renovations to theatres leased from Prop I and approximately $77.3 million related to intercompany transactions and cash management.  The related party receivables balance of $89.0 million as of June 28, 2012 continued to be comprised of the $9.8 million receivable from Prop I and approximately $79.2 million related to intercompany transactions and cash management.

UATC leases three theatres from Prop I in accordance with a master lease (the “Prop I Master Lease”). The Prop 1 Master Lease commenced in 1988 with an original base term of 15 years and in 2003 UATC exercised a 10 year renewal extension of the lease. The Prop I Master Lease provides for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre. In order to fund the cost of additions and/or renovations to the theatres leased by UATC from Prop I, UATC made advances to Prop I prior to becoming a wholly owned subsidiary of REG in 2002.  Since 2002, UATC has not funded any additions and/or renovations for these properties and does not expect to make any advances to Prop 1 in future periods. The Prop I portion of the related party receivable balance ($9.8 million at June 28, 2012 and December 29, 2011) will be reduced upon any sale of the three properties by Prop I, with UATC receiving the net proceeds of the sale. The fair value of each of the three locations is evaluated periodically using the expected selling price less selling costs for each property.  Management’s estimates (Level 3 inputs as described in ASC Topic 820, Fair Value Measurements and Disclosures) are based on recent market transactions and current real estate values within each market.  The Company has no current intention to market or sell the properties at this time, but believes that the fair market value of the three properties will be sufficient to substantially recover the current receivable from Prop I.

The increase in the related party receivables balance of $1.9 million during the two quarters ended June 28, 2012 was due primarily to the timing of intercompany cash collections and disbursements particularly with respect to (1) the redemption of gift cards and discount tickets at UATC theatres that were sold by a subsidiary of RCI, Regal CineMedia (“RCM”), and (2) cash received by RCI for various revenue items, such as on-line ticket sales and rebates from vendor marketing programs, for UATC’s share of the revenues for such items. RCI (or RCM) receives the cash for these items, revenue is recorded by UATC and a corresponding intercompany receivable is created, which is payable by RCI (or RCM) to UATC.  Increases in the intercompany receivable recorded by UATC could continue to occur in future periods as long as the above described cash management activities continue as usual.  As of June 28, 2012, management believes the intercompany receivable is fully collectable.

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

DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including Regal. In accordance with the Master Lease, RCI will sublease (the “Sublease”) the digital projection systems to UATC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option.  Under the Master Lease and the Sublease, UATC pays RCI annual minimum rent of $1,000 per digital projection system from the effective date of the agreement through the end of the lease term and is, upon the conditions described below, subject to incremental annual rent of $2,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term.  In the event that the junior capital raised by DCIP in the initial financing transactions remains outstanding at any time on or after the date that is six and a half years after the closing date of March 2010, the holders of the related notes will have the right to require Regal and other participating exhibitors to make incremental minimum rent payments of $2,000 per digital projection system per year through the earlier of the end of the lease term or until such notes are repaid.  UATC considers both the $1,000 minimum rental and the incremental minimum rental payment of $2,000 per digital projection system to be minimum rents and accordingly has recorded such rents on a straight-line basis in its consolidated financial statements. UATC is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease and the Sublease. Certain of the other rent payments are subject to either a monthly or an annual maximum. UATC accounts for the Sublease as an operating lease for accounting purposes. During the two quarters ended June 28, 2012 and June 30, 2011, the Company incurred total rent of approximately $0.4 million and $0.3 million, respectively, associated with the leased digital projection systems.

During the quarter ended June 28, 2012, we installed 52 digital projection systems and operated 447 screens outfitted with digital projection systems as of June 28, 2012.

The Company’s portion of these revenues are presented as a component of “Other operating revenues” in the Company’s unaudited condensed consolidated financial statements and consist of the following amounts (in millions):

	Quarter Ended June 28, 2012	Quarter Ended June 30, 2011	Two Quarters Ended June 28, 2012	Two Quarters Ended June 30, 2011
Theatre access fees per patron	$0.3	$0.3	$0.6	$0.5
Theatre access fees per digital screen	0.1	0.1	0.2	0.2
Other NCM revenue	0.1	—	0.2	0.1
Amortization of ESA modification fees	0.1	0.1	0.2	0.2
Payments for beverage concessionaire advertising	(0.2)	(0.3)	(0.5)	(0.5)
Total	$0.4	$0.2	$0.7	$0.5

(4)         Sale—Leaseback Transactions

In December 1995, UATC entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of June 28, 2012, 11 theatres were subject to the sale leaseback transaction and approximately $24.0 million in principal amount of pass-through certificates were outstanding.

(5)        Income Taxes

The provision for income taxes of $1.7 million and $2.0 million for the quarters ended June 28, 2012 and June 30, 2011, respectively, reflect effective tax rates of approximately 40.5% and 39.2%, respectively.  The provision for income taxes of $3.2 million and $1.4 million for the two quarters ended June 28, 2012 and June 30, 2011, respectively, reflect effective tax rates of approximately 39.5% and 38.9%, respectively.  The effective tax rates for the quarters and two quarters ended June 28, 2012 and June 30, 2011 reflect the impact of certain non-deductible expenses.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company maintains a valuation allowance against deferred tax assets of $2.6 million as of June 28, 2012 and December 29, 2011 as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

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

REG maintains an investment in National CineMedia, a pass-through entity for federal income tax purposes. The Internal Revenue Service is currently examining National CineMedia’s 2007 and 2008 income tax returns and has proposed an adjustment related to agreements entered into in conjunction with NCM Inc.’s IPO. Management is currently evaluating the proposed adjustment but does not anticipate the adjustment would result in a material change to the Company’s results of operations or financial position. The Company believes it is reasonably possible that an increase in unrecognized tax benefits related to this position may be necessary within the next twelve months, however the amount of such unrecognized tax benefits is not reasonably estimable as of June 28, 2012.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”) to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is effective for interim and annual periods beginning after December 15, 2011, and is to be applied retrospectively. ASU 2011-05 became effective for the Company as of the beginning of fiscal 2012 and has been applied retrospectively.  The Company has not included separate statements of comprehensive income in this Form 10-Q as the Company’s comprehensive income is equivalent to its net income for all periods presented.

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

Overview and Basis of Presentation

UATC operated 503 screens in 56 theatres in 17 states as of June 28, 2012. As of June 30, 2011, UATC operated 543 screens in 62 theatres in 18 states. The theatres we operate are managed by RCI, a wholly owned subsidiary of Regal, pursuant to a management arrangement described below. The Company formally operates on a 52-week fiscal year (ending on the first Thursday after December 25 each year) with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company manages its business under one reportable segment: theatre exhibition operations.

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

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s

Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2011 and incorporated by reference herein.  As of June 28, 2012, there were no significant changes in our critical accounting policies or estimation procedures.

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

Results of Operations

Based on our review of industry sources, North American box office revenues for the time period that corresponds to UATC’s second fiscal quarter of 2012 were estimated to have decreased by approximately three percent in comparison to the second quarter of 2011.  The industry’s box office results for the second quarter of 2012 were negatively impacted by difficult comparisons generated from strong attendance experienced in the second quarter of 2011, but benefited from the success of premium format pictures released during the second quarter of 2012, most notably, The Avengers.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of operations for the quarter ended June 28, 2012 (“Q2 2012 Period”), the quarter ended June 30, 2011 (“Q2 2011 Period”), the two quarters ended June 28, 2012 (“Fiscal 2012 Period”) and the two quarters ended June 30, 2011 (“Fiscal 2011 Period”):

	Q2 2012 Period	Q2 2011 Period	Fiscal 2012 Period	Fiscal 2011 Period
Revenues:
Admissions	69.9%	70.1%	69.9%	70.2%
Concessions	26.3	26.6	26.3	26.5
Other operating revenues	3.8	3.3	3.8	3.3
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	36.4	36.4	35.2	35.3
Cost of concessions	3.4	3.5	3.4	3.5
Other theatre operating expenses	37.9	37.5	38.6	41.7
Sale and leaseback rentals	7.2	6.6	7.4	7.6
General and administrative expenses	3.0	3.1	3.0	3.0
Depreciation and amortization	4.0	4.2	4.2	5.3
Net (gain) loss on disposal and impairment of operating assets	0.2	(0.2)	0.3	(0.1)
Total operating expenses	92.0	91.1	92.1	96.3
Income from operations	8.0%	8.9%	7.9%	3.7%

Total Revenues

The following table summarizes revenues and revenue-related data for the Q2 2012 Period, the Q2 2011 Period, the Fiscal 2012 Period and the Fiscal 2011 Period (in millions, except average ticket prices and average concessions per patron):

	Q2 2012 Period	Q2 2011 Period	Fiscal 2012 Period	Fiscal 2011 Period
Admissions	$36.9	$40.1	$71.8	$69.2
Concessions	13.9	15.2	27.0	26.1
Other operating revenues	2.0	1.9	3.9	3.3
Total revenues	$52.8	$57.2	$102.7	$98.6
Attendance	4.0	4.6	7.9	7.9
Average ticket price(1)	$9.23	$8.72	$9.09	$8.76
Average concessions revenues per patron(2)	$3.48	$3.30	$3.42	$3.30

(1)                                 Calculated as admissions revenue/attendance.
(2)                                 Calculated as concessions revenue/attendance.

Q2 2012 Period Compared to Q2 2011 Period and the Fiscal 2012 Period Compared to the Fiscal 2011 Period

Admissions

During the Q2 2012 Period, total admissions revenues decreased $3.2 million, or 8.0%, to $36.9 million, from $40.1 million in the Q2 2011 Period.  A 13.0% decrease in attendance, partially offset by a 5.8% increase in average ticket prices, led to the decrease in the Q2 2012 Period admissions revenues. We believe that our attendance is primarily dependent upon the commercial appeal of content released by the motion picture studios. Attendance for the Q2 2012 Period in comparison to that of the Q2 2011 Period was negatively impacted by difficult comparisons generated from strong attendance experienced in the Q2 2011 Period, but benefited from the commercial success of The Avengers released during the Q2 2012 Period.  For the Q2 2012 Period, the 5.8% average ticket price increase was due to the success of premium-priced films exhibited during the period and from selective price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions).

Total admissions revenues increased $2.6 million during the Fiscal 2012 Period, or 3.8%, to $71.8 million, from $69.2 million in the Fiscal 2011 Period primarily due to a 3.8% increase in average ticket prices.  The primary driver of the increase in our Fiscal 2012 Period average ticket price was an increase in the percentage of our admissions revenues generated by premium-priced films exhibited during the period, coupled with price increases identified during our ongoing periodic pricing reviews.

Concessions

Total concessions revenues decreased $1.3 million, or 8.6%, to $13.9 million during the Q2 2012 Period, from $15.2 million for the Q2 2011 Period.  During the Fiscal 2012 Period, total concessions revenues increased $0.9 million, or 3.4%, to $27.0 million, from $26.1 million in the Fiscal 2011 Period.  Average concessions revenues per patron during the Q2 2012 Period increased 5.5%, to $3.48, from $3.30 for the Q2 2011 Period and increased 3.6%, to $3.42 during the Fiscal 2012 Period, from $3.30 in the Fiscal 2011 Period. The decrease in total concessions revenues during the Q2 2012 Period was attributable to the aforementioned decline in attendance during the period, partially offset by an increase in average concessions revenues per patron. The increase in total concessions revenues during the Fiscal 2012 Period was attributable to the increase in average concessions revenues per patron.  The increase in average concessions revenues per patron for the Q2 2012 Period and the Fiscal 2012 Period was primarily a result of an increase in popcorn and beverage sales volume during the Q2 2012 Period and the Fiscal 2012 Period.

Other Operating Revenues

During the Q2 2012 Period, other operating revenues increased $0.1 million, or 5.3%, to $2.0 million, from $1.9 million in the Q2 2011 Period. Other operating revenues increased $0.6 million, or 18.2%, to $3.9 million during the Fiscal 2012 Period, from $3.3 million for the Fiscal 2011 Period.  Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs and other theatre revenues. The increase in other operating revenues during the Q2 2012 Period was primarily driven by increases in theatre access fees and increases in other theatre revenues.  The increase in other operating revenues during the Fiscal 2012 Period was primarily driven by increases in theatre access fees, incremental revenues from our vendor marketing programs and other theatre revenues.

Operating Expenses

The following table summarizes certain operating expenses for the Q2 2012 Period, the Q2 2011 Period, the Fiscal 2012 Period and the Fiscal 2011 Period (dollars in millions):

	Q2 2012 Period		Q2 2011 Period		Fiscal 2012 Period		Fiscal 2011 Period
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	19.2	52.0	20.8	51.9	36.2	50.4	34.8	50.3
Cost of concessions(2)	1.8	12.9	2.0	13.2	3.5	13.0	3.5	13.4
Other theatre operating expenses(3)	20.0	37.9	21.4	37.5	39.6	38.6	41.1	41.7
Sale and leaseback rentals(3)	3.8	7.2	3.8	6.6	7.6	7.4	7.5	7.6
General and administrative expenses(3)	1.6	3.0	1.8	3.1	3.1	3.0	3.0	3.0

(1)                                 Percentage of revenues calculated as a percentage of admissions revenues.

(2)                                 Percentage of revenues calculated as a percentage of concessions revenues.

(3)                                 Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues increased to 52.0% during the Q2 2012 Period from 51.9% in the Q2 2011 Period and for the Fiscal 2012 Period, increased to 50.4% from 50.3% in the Fiscal 2011 Period.  The increase in film rental and advertising costs as a percentage of box office revenues during the Q2 2012 Period was primarily attributable to higher film costs associated with the success of The Avengers and other top tier films exhibited during the Q2 2012 Period.  The increase in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2012 Period was primarily attributable to higher film costs associated with the success of the top tier films exhibited during the Fiscal 2012 Period.

Cost of Concessions

During the Q2 2012 Period, cost of concessions decreased $0.2 million, or 10.0%, to $1.8 million as compared to $2.0 million during the Q2 2011 Period.  During the Fiscal 2012 Period, cost of concessions of $3.5 million was consistent with that of the Fiscal 2011 Period. Cost of concessions as a percentage of concessions revenues for the Q2 2012 Period was approximately 12.9%, compared to 13.2% during the Q2 2011 Period.  For the Fiscal 2012 Period, cost of concessions as a percentage of concession revenues was approximately 13.0% compared to 13.4% for the Fiscal 2011 Period. The decrease in cost of concessions as a percentage of concessions revenues during the Q2 2012 Period and the Fiscal 2012 Period was primarily related to an increase in the amount of vendor marketing revenue recorded as a reduction of cost of concessions during such periods, partially offset by slightly higher raw material costs for certain items.

Other Theatre Operating Expense

Other operating expenses decreased $1.4 million, or 6.5%, to $20.0 million in the Q2 2012 Period, from $21.4 million in the Q2 2011 Period.  During the Fiscal 2012 Period, other operating expenses decreased $1.5 million, or 3.6%, to $39.6 million, from $41.1 million in the Fiscal 2011 Period.  The decrease in other operating expenses during the Q2 2012 Period and the Fiscal 2012 Period was attributable to a reduction in theatre level payroll and certain non-rent occupancy costs, partially offset by an increase in costs associated with higher premium-priced film revenues.

Sale and Leaseback Rentals

Sale and leaseback expenses of $3.8 million for the Q2 2012 Period was consistent with that of the Q2 2011 Period.  During the Fiscal 2012 Period, sale and leaseback expenses of $7.6 million increased slightly by $0.1 million, or 1.3%, from $7.5 million during the Fiscal 2011 Period.  See Note 4 — “Sale-Leaseback Transactions” for further discussion of sale and leaseback transactions.

General and Administrative Expenses

During the Q2 2012 Period, general and administrative expenses decreased $0.2 million, or 11.1%, to $1.6 million, from $1.8 million in the Q2 2011 Period. General and administrative expenses increased $0.1 million, or 3.3%, to $3.1 million during the Fiscal 2012 Period, from $3.0 million in the Fiscal 2011 Period.  Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC.  The decrease in general and administrative expenses during the Q2 2012 Period was due to the decrease in management fee costs incurred resulting from the decline in total revenues during the Q2 2012 Period.  The increase in general and administrative expenses during the Fiscal 2012 Period was due to the increase in management fee costs incurred resulting from the increase in total revenues during the Fiscal 2012 Period.  As a percentage of total revenues, general and administrative expenses decreased to 3.0% during the Q2 2012 Period, from 3.1% in the Q2 2011 Period.  As a percentage of total revenues, general and administrative expenses of 3.0% for the Fiscal 2012 Period were consistent with that of the Fiscal 2011 Period.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.3 million, or 12.5%, to $2.1 million for the Q2 2012 Period, from $2.4 million in the Q2 2011 Period.  During the Fiscal 2012 Period, depreciation and amortization expense decreased $0.9 million, or 17.3%, to $4.3 million, from $5.2 million in the Fiscal 2011 Period.  The decrease in depreciation and amortization expense during the Q2 2012 Period and the Fiscal 2012 Period as compared to the Q2 2011 Period and the Fiscal 2011 Period was primarily due to a reduction in depreciation related to the replacement of owned 35mm film projectors with leased digital projection systems and lower depreciation associated with the reduction in our screen count subsequent to the end of the Q2 2011 Period.

Net (Gain) Loss on Disposal and Impairment of Operating Assets

Net (gain) loss on disposal and impairment of operating assets increased $0.2 million, to a $0.1 million loss in the Q2 2012 Period, from a $(0.1) million gain in the Q2 2011 Period. Net (gain) loss on disposal and impairment of operating assets increased $0.4 million, to a $0.3 million loss in the Fiscal 2012 Period, from a $(0.1) million gain in the Fiscal 2011 Period. The increase in net loss on disposal and impairment of operating assets during the Q2 2012 Period and the Fiscal 2012 Period was primarily attributable to the satisfaction of remaining lease obligations related to the closure of two underperforming theatres during the Q2 2012 Period and four underperforming theatres during the Fiscal 2012 Period.

Income from Operations

During the Q2 2012 Period, income from operations decreased $0.9 million, or 17.6%, to $4.2 million, from $5.1 million in the Q2 2011 Period.  Income from operations increased $4.5 million, to $8.1 million during the Fiscal 2012 Period, from $3.6 million in the Fiscal 2011 Period.  The decrease in income from operations during the Q2 2012 Period as compared to the Q2 2011 Period was primarily attributable to the decline in total revenues, partially offset by reductions in certain variable operating expense line items described above.  The increase in income from operations during the Fiscal 2012 Period as compared to the Fiscal 2011 Period was primarily attributable to the increase in total revenues and a reduction in certain variable operating expense line items described above, partially offset by a $0.4 million greater loss on disposal and impairment of operating assets.

Income Taxes

The provision for income taxes of $1.7 million and $2.0 million for the Q2 2012 Period and the Q2 2011 Period, respectively, reflect effective tax rates of approximately 40.5% and 39.2%, respectively.  The provision for income taxes of $3.2 million and $1.4 million for the Fiscal 2012 Period and the Fiscal 2011 Period, respectively, reflect effective tax rates of approximately 39.5% and 38.9%, respectively. The effective tax rates for all periods presented reflect the impact of certain non-deductible expenses.

Net Income Attributable to Controlling Interest

During the Q2 2012 Period, net income attributable to controlling interest totaled $2.5 million, which represents a decrease of $0.5 million, from net income attributable to controlling interest of $3.0 million in the Q2 2011 Period.  Net income attributable to controlling interest for the Fiscal 2012 Period was $4.9 million, which represents an increase of $2.8 million, from net income attributable to controlling interest of $2.1 million in the Fiscal 2011 Period.  The decrease in net income attributable to controlling interest for the Q2 2012 Period was primarily attributable to a decrease in operating income as described above coupled with a decrease in income taxes described above.  The increase in net income attributable to controlling interest for the Fiscal 2012 Period was primarily attributable to an increase in operating income described above, partially offset by an increase in income taxes described above.

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

REG maintains an investment in National CineMedia, a pass-through entity for federal income tax purposes. The Internal Revenue Service is currently examining National CineMedia’s 2007 and 2008 income tax returns and has proposed an adjustment related to agreements entered into in conjunction with NCM Inc.’s IPO. Management is currently evaluating the proposed adjustment but does not anticipate the adjustment would result in a material change to the Company’s results of operations or financial position. The Company believes it is reasonably possible that an increase in unrecognized tax benefits related to this position may be necessary within the next twelve months, however the amount of such unrecognized tax benefits is not reasonably estimable as of June 28, 2012.

Net cash flows provided by operating activities totaled approximately $5.6 million and $7.3 million for the Fiscal 2012 Period and the Fiscal 2011 Period, respectively. The $1.7 million decrease in net cash flows generated by operating activities for the Fiscal 2012 Period as compared to the Fiscal 2011 Period was caused by a negative fluctuation in working capital activity of approximately $4.7 million, partially offset by a $3.0 million increase in net income excluding non-cash items. Working capital activity was primarily impacted by negative fluctuations in accounts payable activity during the Fiscal 2012 Period as compared to the Fiscal 2011 Period.  The negative fluctuation in accounts payable activity was primarily due to the timing of film and certain other vendor payments associated with decreased attendance and admissions revenues at our theaters during the latter part of the Fiscal 2012 Period.

Investing Activities

Our capital requirements have historically arisen principally in connection with retrofitting existing theatres, upgrading the Company’s theatre facilities and replacing equipment. We fund the cost of capital expenditures through internally generated cash flows and cash on hand.

Regal maintains an investment in DCIP, a joint venture company formed by Regal, AMC and Cinemark.  DCIP’s initial financing, coupled with a second round of financing completed in March 2011 (which consisted of a new $220.0 million term loan facility), will cover the cost of conversion to digital projection for our entire circuit.  DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including Regal.  In accordance with the Master Lease, RCI entered into a sublease (the “Sublease”) to provide the digital projection systems to UATC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option.  Under the Master Lease and the Sublease, UATC pays RCI annual minimum rent of $1,000 per digital projection system from the effective date of the agreement through the end of the lease term and is, upon the conditions described below, subject to incremental annual rent of $2,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term.  In the event that the junior capital raised by DCIP in the initial financing transactions remains outstanding at any time on or after the date that is six and a half years after the closing date of March 2010, the holders of the related notes will have the right to require Regal and other participating exhibitors to make incremental minimum rent payments of $2,000 per digital projection system per year through the earlier of the end of the lease term or until such notes are repaid.  UATC considers both the $1,000 minimum rental and the incremental minimum rental payment of $2,000 per digital projection system to be minimum rents and accordingly has recorded such rents on a straight-line basis in its consolidated financial statements. UATC is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease and the Sublease. Certain of the other rent payments are subject to either a monthly or an annual maximum. UATC accounts for the Sublease as an operating lease for accounting purposes. During the two quarters ended June 28, 2012 and June 30, 2011, the Company incurred total rent of approximately $0.4 million and $0.3 million, respectively, associated with the leased digital projection systems. As of June 28, 2012, we operated 447 screens outfitted with digital projection systems. We expect to outfit substantially all of our screens with digital projection systems by late 2012 or early 2013.

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

Net cash flows used in investing activities totaled approximately $2.2 million and $2.1 million for the Fiscal 2012 Period and the Fiscal 2011 Period, respectively. The $0.1 million increase in cash flows used in investing activities during the Fiscal 2012 Period, as compared to the Fiscal 2011 Period, was attributable to a $0.1 million reduction in proceeds received from the disposition of assets during the Fiscal 2012 Period as compared to the Fiscal 2011 Period.

Financing Activities

Net cash flows used in financing activities totaled approximately $2.0 million and $4.6 million for the Fiscal 2012 Period and the Fiscal 2011 Period, respectively. The $2.6 million decrease in cash flows used in financing activities during the Fiscal 2012 Period, as compared to the Fiscal 2011 Period, was primarily attributable to the change in the related party receivable of $2.6 million during the Fiscal 2012 Period as compared to the Fiscal 2011 Period.

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments and off-balance sheet arrangements as of December 29, 2011, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2011 and incorporated by reference herein.  As of June 28, 2012, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments.  We believe that the amount of cash and cash equivalents on hand and cash flow expected from operations will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

UATC’s market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates. As of June 28, 2012, the Company maintained no debt obligations bearing floating interest rates.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 28, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 28, 2012, our disclosure controls and procedures were effective.

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
101

Financial statements from the quarterly report on Form 10-Q of United Artists Theatre Circuit, Inc. for the quarter ended June 28, 2012, filed on August 13, 2012, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED ARTISTS THEATRE CIRCUIT, INC.

Date: August 13, 2012	By:	/s/ AMY E. MILES
Amy E. Miles
President
(Principal Executive Officer)

Date: August 13, 2012	By:	/s/ DAVID H. OWNBY
David H. Ownby
Vice President and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
101

Financial statements from the quarterly report on Form 10-Q of United Artists Theatre Circuit, Inc. for the quarter ended June 28, 2012, filed on August 13, 2012, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text.