Form 10-K
period 2012-12-27
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2013-03-22
CIK 889570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐ No ☒
The registrant is a wholly owned subsidiary of Regal Entertainment Group. As of June 28, 2012, there were no shares of voting or non-voting common stock held by non-affiliates of the registrant.
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I(2).
The number of shares outstanding of $1.00 par value common stock at March 22, 2013 was 100 shares.

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

United Artists became a wholly owned subsidiary of Regal Entertainment Holdings, Inc. ("REH") through a series of transactions in 2002.  REH is a wholly owned subsidiary of Regal Entertainment Group ("REG" or "Regal") who acquired Regal Cinemas Corporation ("Regal Cinemas"), United Artists and Edwards Theatres, Inc. ("Edwards") through a series of transactions on April 12, 2002.  For a detailed discussion of the transactions resulting in Regal’s acquisition of its subsidiaries, see Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

On August 17, 2005, REH transferred the stock of United Artists to Regal Cinemas, Inc. ("RCI"). As a result, United Artists and its subsidiaries became subsidiaries of RCI.

Our Internet address is www.uatc.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, are available free of charge on our Internet website under the heading "Investor Relations" as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "Commission"). The contents of our Internet website are not incorporated into this report.

The Company manages its business under one reportable segment: theatre exhibition operations.

DESCRIPTION OF BUSINESS

As of December 27, 2012, we operated 485 screens in 54 theatres in 17 states with over 15 million annual attendees for the fiscal year ended December 27, 2012 ("fiscal 2012"). Our theatres are managed by RCI, a wholly owned subsidiary of Regal, pursuant to a management arrangement described below.  We operate multi-screen theatres and have an average of 9.0 screens per location. Theatre operations in six states (New York, California, Maryland, Texas, Mississippi, and Florida) accounted for approximately 72.2% and 70.5% of our total theatres and screens, respectively, as of December 27, 2012 and approximately 79.0% of UATC’s theatrical revenue for fiscal 2012.

We have historically upgraded our theatre circuit by retrofitting existing theatres and strategically closing and disposing of under-performing theatres.  Approximately 66% of our screens are in theatres with 10 or more screens.  As of December 27, 2012, we operate 27 theatres (295 screens) which offer stadium seating, representing approximately 61% of our screens.

The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2014) results in a 53-week fiscal year. For fiscal 2012, we reported total revenues, income from operations and net income attributable to controlling interest of $201.5 million, $14.6 million and $6.7 million, respectively. In addition, we generated $14.0 million of cash flows from operating activities during fiscal 2012.

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

Pursuant to our management agreement with RCI, RCI, through an agreement with National CineMedia, LLC ("National CineMedia"), provides all on-screen and lobby advertising and event services to UATC.  We receive a net fee for the use of our theatres for such advertising and event services that is recorded in other revenue.  On February 13, 2007, National CineMedia Inc. ("NCM Inc."), which serves as the sole manager of National CineMedia, completed an initial public offering, or IPO, of its common stock. In connection with the completion of the IPO, RCI amended and restated its existing exhibitor services agreement ("ESA") with National CineMedia, whereby in exchange for its pro rata share of the IPO proceeds, RCI agreed to a modification of National CineMedia’s payment obligation under the ESA.  The modification extended the term of the ESA to 30 years, provided National CineMedia with a five-year right of first refusal beginning one year prior to the end of the term and changed the basis upon which RCI is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee.  On-screen advertising time provided to our beverage concessionaire is provided by National CineMedia under the terms of their agreement with RCI.  See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

INDUSTRY OVERVIEW AND TRENDS

The domestic motion picture exhibition industry is a mature business that has historically maintained steady long-term growth in revenues and attendance. Since 1965, total box office revenues have grown at a compound annual growth rate of approximately 5% with annual attendance of approximately 1.4 billion attendees in 2012. Against this background of steady long-term growth in revenues and attendance, the exhibition industry has experienced periodic short-term increases and decreases in attendance and, consequently, box office revenues. We expect the cyclical nature of the domestic motion picture exhibition industry to continue for the foreseeable future.

More recently, the domestic motion picture exhibition industry has experienced increased competition from other methods of delivering films to consumers, including cable television, in-home video and DVD, satellite and pay-per-view services such as video on demand and downloads via the Internet. Traditionally, when motion picture distributors license their films to the domestic exhibition industry, they refrain from licensing their products to other delivery channels for a period of time, commonly called the theatrical release window. Over the past several years, the average period between a film's theatrical release and its in-home video or DVD release has remained relatively stable. However, we believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window during our film licensing decisions. Fundamentally, we believe that movie-going is a convenient, affordable and attractively priced form of out-of-home entertainment, which, on an average price per patron basis, continues to compare favorably to other out-of-home entertainment alternatives, such as concerts and sporting events.

The domestic motion picture industry is in the process of converting from film-based media to electronic-based media, including the distribution of feature films in a digital format rather than a 35 mm film format. Virtually all entertainment content today can be exhibited digitally. Digital projection produces a consistent state-of-the-art presentation for patrons as there is no degradation of image over the exhibition period of the motion picture. We believe that operating a digital theatre circuit enables us to generate incremental revenue from differentiated motion picture formats such as digital 3D, generate additional revenue from exhibition of specialty content offerings and provide greater flexibility in scheduling our programming content, which we expect will enhance our capacity utilization. We believe the benefits associated with digital technologies will be significant for our theatre circuit and provide us with the opportunity for incremental revenue. We are pleased with the benefits and future potential of digital cinema primarily as it relates to 3D film product and other 3D content and with the continued support of 3D film product by the major motion picture studios. As directors and producers continue to embrace new technology in their productions, we expect new and innovative content generation to continue. To that end, during 2007, Regal, along with AMC Entertainment, Inc. ("AMC") and Cinemark, Inc. ("Cinemark"), formed Digital Cinema Implementation

Partners, LLC ("DCIP"), to create a financing model and execute agreements with major motion picture studios for the implementation of digital cinema. During fiscal 2010 and fiscal 2011, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection. Concurrent with closing, RCI entered into a master equipment lease agreement (the "Master Lease") and other related agreements (collectively, the "Digital Cinema Agreements") with Kasima, LLC, a wholly owned subsidiary of DCIP.  Subsequent to the execution of the Digital Cinema Agreements, UATC distributed its existing digital projection systems with a net book value of approximately $2.7 million to RCI (see Note 5 — "Related Party Transactions" for further discussion related to DCIP). As of December 27, 2012, our conversion to digital cinema was essentially complete as we operated 473 screens outfitted with digital projection systems, 235 of which are digital 3D capable.

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

THEATRE OPERATIONS

UATC operates 485 screens in 54 theatres in 17 states as of December 27, 2012.  We primarily operate multi-screen theatres. Our multi-screen theatre complexes typically feature auditoriums ranging from 100 to 500 seats each. As a result, our theatres appeal to a diverse group of patrons because we offer a wide selection of films and convenient show times. In addition, many of our theatres feature state-of-the-art amenities such as immersive wall-to-wall and floor-to-ceiling screens, Sony Digital Cinema™ 4K projection systems, digital stereo surround-sound, closed-captioning, multi-station concessions stands, computerized ticketing systems, plush stadium seating with cup holders and retractable armrests, enhanced interiors and exteriors, and video game areas adjacent to the theatre lobby.

Our multi-screen theatres are designed to increase profitability by optimizing revenues per square foot while reducing our operational costs on a per attendee basis. We vary auditorium seating capacities within the same theatre, allowing us to exhibit films on a more cost effective basis for a longer period of time by shifting films to smaller auditoriums to meet changing attendance levels. In addition, we realize significant operating efficiencies by having common box office, concessions, projection, lobby and restroom facilities, which enables us to spread some of our costs, such as payroll, advertising, rent and utility costs over a higher revenue base. We stagger movie show times to reduce staffing requirements and lobby congestion and to provide more desirable parking and traffic flow patterns. We also actively monitor ticket sales in order to quickly recognize demand surges, which enables us to add seating capacity quickly and efficiently. In addition, we offer various forms of convenient ticketing methods, including print-at-home technology, self-serve kiosks, e-gift cards and mobile ticketing. We believe that operating a theatre circuit consisting primarily of modern theatres enhances our ability to attract patrons.

The following table details the number of locations and theatre screens in our theatre circuit ranked by the number of screens in each state as of December 27, 2012:

State	Locations	Number of Screens
New York	12	100
California	9	69
Mississippi	7	56
Maryland	4	46
Texas	4	45
Florida	3	26
New Jersey	2	24
Colorado	2	24
Louisiana	2	16
Pennsylvania	2	15
Michigan	1	14
Arkansas	1	12
Virginia	1	10
Indiana	1	9
Nevada	1	8
North Carolina	1	7
Georgia	1	4
Total	54	485

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

We seek experienced theatre managers and require new theatre managers to complete a comprehensive training program within the theatres and at the "Regal Entertainment University," which is held at Regal's corporate office. The program is designed to encompass all phases of theatre operations, including our operating philosophy, policies, procedures and standards. In addition, we have an incentive compensation program for theatre-level management that rewards theatre managers for controlling operating expenses while complying with our operating standards.

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

The development of additional distribution channels has given motion picture producers the ability to generate a greater portion of a film's revenues through channels other than its theatrical release. Historically, this potential for increased revenue after a film's initial theatrical release has enabled major motion picture studios and some independent producers to increase the budgets for film production and advertising.

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

Film Rental Fees.  Film licenses typically specify rental fees or formulas by which rental fees may be calculated. The primary formulas used are "sliding scale," "firm term" and "review or settlement." Under a sliding scale formula, the distributor receives a percentage of the box office receipts using a pre-determined and mutually agreed upon film rental template. This formula establishes film rental predicated on box office performance and is the predominant formula used by us to calculate film rental fees. Under the firm term formula, the exhibitor and distributor agree prior to the exhibition of the film on a specified percentage of the box office receipts to be remitted to the distributor. Lastly, under the review or settlement method, the exhibitor and distributor negotiate a percentage of the box office receipts to be remitted to the distributor upon completion of the theatrical engagement. These negotiations typically involve the use of historical settlements or past precedent.

Duration of Film Licenses.  The duration of our film licenses are negotiated with our distributors on a case-by-case basis. The terms of our license agreements depend on performance of each film. Marketable movies that are expected to have high box office admission revenues will generally have longer license terms than movies with more uncertain performance and popularity.

Relationship with Distributors.  Many distributors provide quality first-run movies to the motion picture exhibition industry. For fiscal 2012, films shown from our ten major film distributors accounted for approximately 94% of our admissions revenues. Five of the ten major film distributors each accounted for more than 10% of fiscal 2012 admission revenues. No single film distributor accounted for more than 20% of fiscal 2012 admissions revenues. We license films from each of the major distributors and believe that our relationships with these distributors are good. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and popularity of films that each one distributes.

CONCESSIONS

We generated approximately 26.3% of our total revenues from concessions sales during fiscal 2012. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by optimizing product mix and through expansion of our concession offerings, introducing special promotions from time to time and offering employee training and incentive programs to up-sell and cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. RCI, pursuant to its management agreement, negotiates directly with manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.

COMPETITION

The motion picture exhibition industry is highly competitive. Motion picture exhibitors generally compete on the basis of the following competitive factors:

•ability to secure films with favorable licensing terms;

•availability of stadium seating, location, reputation and seating capacity;

•quality of projection and sound systems;

•appeal of our concession products; and

•ability and willingness to promote the films that are showing.

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

We also compete with other motion picture distribution channels, including home video and DVD, cable television, broadcast television and satellite, pay-per-view services such as video on demand and downloads via the Internet. Other technologies could also have an adverse effect on our business and results of operations. When motion picture distributors license their products to the domestic exhibition industry, they refrain from licensing their motion pictures to these other distribution channels for a period of time, commonly called the theatrical release window. The theatrical release window has been stable over the past several years. However, we believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window during our film licensing decisions.

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

We participate in a frequent moviegoer loyalty program sponsored by REG, named the Regal Crown Club®, in all of our markets and it is the largest loyalty program in our industry. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our theatres.  Through the Regal Crown Club®, we seek to enhance the customer experience and increase frequency of purchases to generate additional revenue. As of December 27, 2012, REG had nearly seven million active members in the Regal Crown Club®.  In addition, we seek to develop patron loyalty through a number of other marketing programs such as selective discounting in certain markets, summer children’s film series, cross-promotional ticket redemptions and promotions within local communities. During fiscal 2012, REG launched a new mobile application designed to give customers quick access to box office information via their Apple iPhone® or Android™ phone. The application provides customers the ability to find films, movie information, showtimes, special offers and purchase tickets for local theatres, thereby expediting the admissions process. Additionally, the application will help customers stay up-to-date on the latest coupons and Regal Crown Club® loyalty program promotions.

INFORMATION TECHNOLOGY SYSTEMS

Information Technology ("IT") is focused on the customer experience and supporting the efficient operation of our theatres, the management of our business and other revenue-generating opportunities. The revenue streams generated by attendance and concession sales are fully supported by information systems to monitor cash flow and to detect fraud and inventory shrinkage. We have implemented software and hardware solutions which provide for enhanced capabilities and efficiency within our theatre operations. These solutions have enabled us to sell gift cards at various major retailers, grocery and warehouse stores and to redeem those gift cards at our theatre box offices and concession stands. We continue to expand our ability to sell tickets remotely by using our Internet ticketing partner, Fandango.com, and by offering self-service alternatives, such as ticketing kiosks, print-at-home ticketing, and mobile ticketing. Our Apple iPhone® or Android™ phone application provides customers the ability to find films, movie information, showtimes, special offers from Regal and purchase tickets for local theatres, thereby expediting the admissions process. We continue to strategically pursue technologies to improve services to our patrons and provide information to our management, allowing them to operate our theatres efficiently.

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

EMPLOYEES

As of December 27, 2012, we employed approximately 1,493 persons. The Company considers its employee relations to be good.

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

We have substantial lease obligations. For fiscal 2012, our total rent expense was approximately $35.6 million. As of December 27, 2012, we had total contractual cash obligations of approximately $154.9 million. For a detailed discussion of our contractual cash obligations and other commercial commitments over the next several years, refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments" provided in Part II, Item 7 of this Form 10-K.

If we are unable to meet our lease obligations, we could be forced to restructure our obligations and seek additional funding from our Parent, a wholly owned subsidiary of Regal, or sell assets. We may be unable to restructure our obligations and obtain additional funding from our Parent or sell assets on satisfactory terms or at all. As a result, the inability to meet our lease obligations could cause us to default on those obligations. Many of our lease agreements contain restrictive covenants that limit our ability to take specific actions or require us not to allow specific events to occur and prescribe minimum financial maintenance requirements that we must meet. If we violate those restrictive covenants or fail to meet the minimum financial requirements contained in a lease, we would be in default under that instrument, which could, in turn, result in defaults under other leases. Any such defaults could materially impair our financial condition and liquidity.  In addition, UATC’s ability to sell assets is restricted by the terms of the Participation Agreement entered into in connection with the 1995 sale and leaseback transaction described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Consent decrees resulting from those cases effectively require major motion picture distributors to offer and license films to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for our licenses on a film-by-film and theatre-by-theatre basis. In addition, the film distribution business is highly concentrated, with ten major film distributors accounting for approximately 94% of our admissions revenues during fiscal 2012. Our business depends on maintaining good relations with these distributors. We are dependent on our ability to negotiate commercially favorable licensing terms for first-run films. A deterioration in our relationship with any of the ten major film distributors could affect our ability to negotiate film licenses on favorable terms or our ability to obtain commercially successful films and, therefore, could hurt our business and results of operations.

An increase in the use of alternative film delivery methods may drive down movie theatre attendance and reduce ticket prices.

We compete with other movie delivery vehicles, including cable television, downloads via the Internet, in-home video and DVD, satellite and pay-per-view services such as video on demand. When motion picture distributors license their products to the domestic exhibition industry, they refrain from licensing their motion pictures to these other delivery vehicles during the theatrical release window. The theatrical release window has decreased from approximately six months to three to four months over the last decade. Further, some film studios have experimented with offering consumers a premium video-on-demand option for certain films approximately two months after their theatrical launch. We believe that a material contraction of the current theatrical release window could significantly dilute the consumer appeal of the in-theatre motion picture offering, which could have a material adverse effect on our business and results of operations.

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

Generally, stadium seating found in modern megaplex theatres is preferred by patrons over slope-floored multiplex theatres, which were the predominant theatre-type built prior to 1996. Although, as of December 27, 2012, approximately 61% of our screens were located in theatres featuring stadium seating, we still serve many markets with sloped-floored multiplex theatres. These theatres may be more vulnerable to competition than our modern megaplex theatres, and should other theatre operators choose to build and operate modern megaplex theatres in these markets, the performance of our theatres in these markets may be significantly and negatively impacted. In addition, should other theatre operators return to the aggressive building strategies undertaken in the late 1990's, our attendance, revenue and income from operations per screen could decline substantially.

Economic, political and social conditions could materially affect our business by reducing consumer spending on movie attendance or could have an impact on our business and financial condition in ways that we currently cannot predict.

We depend on consumers voluntarily spending discretionary funds on leisure activities. We also compete for the public's leisure time and disposable income with other forms of entertainment, including sporting events, theme parks, concerts, live theatre and restaurants. Motion picture theatre attendance may be affected by negative trends in the general economy that adversely affect consumer spending. A prolonged reduction in consumer confidence or disposable income in general may affect the demand for motion pictures or severely impact the motion picture production industry, which, in turn, could adversely affect our operations. If economic conditions are weak or deteriorate, or if financial markets experience significant disruption, it could materially adversely affect our results of operations, financial position and/or liquidity. For example, deteriorating conditions in the global credit markets could negatively impact our business partners which may impact film production, the development of new theatres or the enhancement of existing theatres.

Theatre attendance may also be affected by political events, such as terrorist attacks on, or wars or threatened wars involving, the United States, health related epidemics and random acts of violence, any one of which could cause people to avoid our theatres or other public places where large crowds are in attendance.

In addition, our ability to access capital markets may be restricted at times when the implementation of our business strategy may require us to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

All of these factors could adversely affect our financial condition and results of operations.

We rely on our information systems to conduct our business, and failure to protect these systems against security breaches could adversely affect our business and results of operations. Additionally, if these systems fail or become unavailable for any significant period of time, our business could be harmed.

The efficient operation of our business is dependent on computer hardware and software systems. Information systems are vulnerable to security breaches by computer hackers, cyber terrorists, employee error or misconduct, viruses, power outages and other catastrophic events, leading to unauthorized disclosure of confidential and proprietary information and exposing us to litigation that could adversely affect our reputation. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures and technology may not adequately prevent security breaches. In addition, the unavailability of the information systems or the failure of these systems to perform as anticipated for any reason could disrupt our business and could result in decreased performance and increased operating costs, causing our business and results of operations to suffer. Any significant interruption or failure of our information systems or any significant breach of security could adversely affect our business and results of operations.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

As of December 27, 2012, we operated 53 of our theatres pursuant to lease agreements and owned the land and building for one theatre. For a list of the states in which we operated theatres and the number of theatres and screens operated in each such state as of December 27, 2012, please see the chart under Part I, Item 1 of this Form 10-K under the caption "Business—Theatre Operations," which is incorporated herein by reference.

The majority of our leased theatres are subject to lease agreements with original terms of 15 to 20 years or more and, in most cases, renewal options for up to an additional 10 to 20 years. These leases provide for minimum annual rentals and the renewal options generally provide for rent increases. Some leases require, under specified conditions, further rental payments based on a percentage of revenues above specified amounts. A significant majority of the leases are net leases, which require us to pay the cost of insurance, taxes and a portion of the lessor’s operating costs.

Of the 54 owned and leased theatres, one theatre with nine screens is held by a corporation, owned 51% by UATC.  The remaining owned and leased theatres are held directly by UATC or its wholly owned subsidiaries.  Certain of our leased theatres are subject to sale and leaseback transactions, as further described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

UATC leases the land, building and equipment in the theatres owned by Prop I in accordance with a master affiliate lease.  The Prop I master lease expired in 2003 and UATC exercised its option to extend the lease for an additional ten years.

Item 3.  LEGAL PROCEEDINGS

Pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the information required to be furnished by us under this Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained in Note 8 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 22, 2013, UATC’s common stock is held entirely by the Parent.  There is no established public trading market for the Company’s common stock.  UATC’s ability to pay dividends is restricted by the terms of the Participation Agreement entered into in connection with the 1995 sale and leaseback transaction described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 6.  SELECTED FINANCIAL DATA

Under the reduced disclosure format permitted by General Instruction I(2) of Form 10-K for wholly owned subsidiaries, the information otherwise required by this item has been omitted.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of UATC for the fiscal years ended December 27, 2012, December 29, 2011 and December 30, 2010. The following discussion and analysis should be read in conjunction with the consolidated financial statements of UATC and the notes thereto included elsewhere in this Form 10-K.

Overview and Basis of Presentation

As of December 27, 2012, we operate 485 screens in 54 theatres in 17 states with over 15 million annual attendees during fiscal 2012.  The theatres we operate are managed by RCI, a wholly owned subsidiary of Regal, pursuant to a management arrangement described below.  We primarily operate multi-screen theatres and have an average of approximately 9.0 screens per location. Theatre operations in six states (New York, California, Maryland, Texas, Mississippi, and Florida) accounted for approximately 72.2% and 70.5% of our total theatres and screens, respectively, as of December 27, 2012 and approximately 79.0% of UATC’s theatrical revenue for fiscal 2012.  The Company manages its business under one reportable segment: theatre exhibition operations.

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

The Company's revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, motion picture studios release the most marketable motion pictures during the summer and holiday seasons. The unexpected emergence or continuance of a "hit" film during other periods can alter the traditional pattern. The timing of movie releases can have a significant effect on the Company's results of operations, and the results of one fiscal quarter are not necessarily indicative of the results for the next or any other fiscal quarter. The seasonality of motion picture exhibition, however, has become less pronounced as motion picture studios are releasing motion pictures somewhat more evenly throughout the year. The Company does not believe that inflation has had a material impact on its financial position or results of operations.

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see "Business—Industry Overview and Trends" and "Risk Factors."

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with U.S generally accepted accounting principles ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. We routinely make estimates and judgments about the carrying value of our assets and liabilities that are not readily apparent from other sources. We evaluate and modify on an ongoing basis such estimates and assumptions, which include those related to film costs, property and equipment, goodwill and income taxes as well as others discussed in Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities. Actual results, under conditions and circumstances different from those assumed, may differ materially from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed elsewhere within "Management’s Discussion and Analysis of Financial Condition and Results of Operations," as well as in the notes to the consolidated financial statements, if applicable, where such estimates, assumptions, and accounting policies affect our reported and expected results. Management has discussed the development and selection of its critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed our related disclosures herein.

We believe the following accounting policies are critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•
FASB Accounting Standards Codification ("ASC") Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill specifies that goodwill and indefinite-lived intangible assets will be subject to an annual impairment assessment. Based on our annual impairment assessment conducted during fiscal 2012, fiscal 2011 and fiscal 2010, we were not required to record a charge for goodwill impairment. In assessing the recoverability of the goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods.

•
We estimate our film cost expense and related film cost payable based on management's best estimate of the expected box office revenue of each film over the length of its run in our theatres and the ultimate settlement of such film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically "settled" within two to three months of a particular film's opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. The ultimate revenues of a film can be estimated reasonably accurately within a few weeks after the film is released based on the film's initial box office receipts. As a result, there are typically insignificant variances between our estimates of film cost expense and the final film cost payable, because we make such estimates based on each film's box office receipts through the end of the reporting period. For the fiscal years ended December 27, 2012, December 29, 2011 and December 30, 2010, there were no significant changes in our film cost estimation and settlement procedures.

•
We depreciate and amortize the components of our property and equipment relating to both owned and leased theatres on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets. Each owned theatre consists of a building structure, structural improvements, seating and concession and film display equipment. While we have assigned an estimated useful life of less than 30 years to certain acquired facilities, we estimate that our newly constructed buildings generally have an average economic useful life of 30 years. Certain of our buildings have been in existence for more than 40 years. With respect to equipment (e.g., concession stand, point-of-sale equipment, etc.), a substantial portion is depreciated over seven years or less, which has been our historical replacement period. Seats and digital projection equipment generally have a longer useful economic life, and their depreciable lives (12-17.5 years) are based on our experience and replacement practices. The estimates of the assets' useful lives require our judgment and our knowledge of the assets being depreciated and amortized. Further, we review the economic useful lives of such assets annually and make adjustments thereto as necessary. To the extent we determine that certain of our assets have become obsolescent, we accelerate depreciation over the remaining useful lives of the assets. For example, in connection with our deployment of leased digital projection systems to theatres across our circuit, the Company accelerated depreciation of its owned 35mm film projection equipment that was replaced with leased digital projection systems, with such depreciation occurring over the expected deployment schedule since the Company disposed of such equipment prior to the end of its useful life. To that end, during the fiscal years ended December 29, 2011 and December 30, 2010, the Company recorded approximately $0.5 million and $0.7 million, respectively, of accelerated depreciation related to such 35mm film projection equipment. Actual economic lives may differ materially from these estimates.

Historical appraisals of our properties have supported the estimated lives being used for depreciation and amortization purposes. Furthermore, our analysis of our historical capital replacement program is consistent with our depreciation policies. Finally, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Such analysis generally evaluates assets for impairment on an individual theatre basis. When the estimated future undiscounted cash flows of the operations to which the assets relate do not exceed the carrying value of the assets, such assets are written down to fair value. Our experience indicates that theatre properties become impaired primarily due to market or competitive factors rather than physical (wear and tear) or functional (inadequacy or obsolescence) factors. In this regard, we do not believe the frequency or volume of facilities impaired due to these market factors are significant enough to impact the useful lives used for depreciation periods.

For the fiscal years ended December 27, 2012, December 29, 2011 and December 30, 2010, no significant changes have been made to the depreciation and amortization rates applied to operating assets, the underlying assumptions related to estimates of depreciation and amortization, or the methodology applied. For the fiscal year ended December 27, 2012, consolidated depreciation and amortization expense was $8.1 million, representing 4.0% of consolidated total revenues. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation and amortization expense would have decreased by approximately $0.5 million or 6.5%. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation and amortization expense would have increased by approximately $0.6 million or 7.4%.

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

Additionally, income tax rules and regulations are subject to interpretation, require judgment by us and may be challenged by the taxing authorities. As described further in Note 7 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, the Company applies the provisions of ASC Subtopic 740-10, Income Taxes—Overview. Although we believe that our tax return positions are fully supportable, in accordance with ASC Subtopic 740-10, we recognize a tax benefit only for tax positions that we determine will more likely than not be sustained based on the technical merits of the tax position. With respect to such tax positions for which recognition of a benefit is appropriate, the benefit is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions are evaluated on an ongoing basis as part of our process for determining our provision for income taxes. Among other items deemed relevant by us, the evaluations are based on new legislation, other new technical guidance, judicial proceedings and our specific circumstances, including the progress of tax audits. Any change in the determination of the amount of tax benefit recognized relative to an uncertain tax position impacts the provision for income taxes in the period that such determination is made.

For fiscal 2012, our provision for income taxes was $7.8 million. Changes in management’s estimates and assumptions regarding the probability that certain tax return positions will be sustained, the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could impact the provision for income taxes and change the effective tax rate. A one percentage point change in the effective tax rate from 53.4% to 54.4% would have increased the current year income tax provision by approximately $0.1 million.

Significant Events and Fiscal 2013 Outlook

We are optimistic regarding the breadth of the 2013 film slate, including the timing of the release schedule and the number of films scheduled for release in premium-priced formats. Evidenced by the motion picture studios' continued efforts to promote and market upcoming film releases, 2013 appears to be another year of high-profile releases such as A Good Day to Die Hard, Oz The Great and Powerful, The Croods, G.I. Joe: Retaliation, Oblivion, Iron Man 3, The Great Gatsby, Star Trek Into Darkness, Fast & Furious 6, After Earth, Man of Steel, Monsters University, World War Z, The Heat, Despicable Me 2, Pacific Rim, The Wolverine, 300: Rise of an Empire, Ender's Game, Thor: The Dark World, The Hunger Games: Catching Fire, The Hobbit: The Desolation of Smaug and Anchorman: The Legend Continues.

We believe the installation of premium screens allow us to offer our patrons all-digital large format experiences that generate incremental revenue and cash flows for the Company. As of December 27, 2012, we operated a total of 235 digital 3D capable projection systems (approximately 48% of our total screens). We are pleased with the benefits of our premium screen formats primarily as it relates to 3D film product and other 3D content and with the continued support of 3D film product by the major motion picture studios.

With respect to capital expenditures, subject to the timing of certain construction projects, we expect capital expenditures (net of proceeds from asset sales) to be in the range of $4.0 million to $8.0 million for fiscal 2013, consisting of the expansion of existing theatre facilities, equipment upgrades and replacements.

Overall for the fiscal 2013 year, we expect to benefit from modest increases in ticket prices and average concessions per patron. In addition, we expect fiscal 2013 admissions and concessions revenues to be supported by our continued focus on efficient theatre operations and through opportunities to expand our concession offerings. For an understanding of the significant factors that influenced our performance during the past three fiscal years, the preceding and following discussion should be read in conjunction with the consolidated financial statements and the notes thereto presented in Part II, Item 8 of this Form 10-K.

Results of Operations

Based on our review of industry sources, North American box office revenues for the time period that corresponds to UATC's fiscal 2012 were estimated to have increased by approximately six percent in comparison to the period of time that corresponds to fiscal 2011. The industry's box office results were positively impacted by strong attendance generated by the commercial appeal of the overall fiscal 2012 film slate, including most notably, The Avengers, The Dark Knight Rises and The Hunger Games.

The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of operations for the fiscal years ended December 27, 2012 ("Fiscal 2012 Period"), December 29, 2011 ("Fiscal 2011 Period") and December 30, 2010 ("Fiscal 2010 Period"):

	Fiscal 2012 Period	Fiscal 2011 Period	Fiscal 2010 Period
Revenues:
Admissions	69.7%	70.2%	70.7%
Concessions	26.3	26.4	26.1
Other operating revenues	4.0	3.4	3.2
Total revenues	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	35.1	35.5	35.9
Cost of concessions	3.5	3.5	3.6
Other theatre operating expenses	38.0	40.9	41.6
Sale and leaseback rentals	7.5	7.5	7.1
General and administrative expenses	3.0	3.0	3.0
Depreciation and amortization	4.0	4.6	4.7
Net loss (gain) on disposal of operating assets and other	1.6	—	0.7
Total operating expenses	92.7	95.0%	96.6
Income from operations	7.3%	5.0%	3.4%

Revenues

The following table summarizes revenues and revenue-related data for the Fiscal 2012 Period, the Fiscal 2011 Period and the Fiscal 2010 Period (in millions, except averages):

	Fiscal 2012 Period	Fiscal 2011 Period	Fiscal 2010 Period
Admissions	$140.4	$141.2	$149.0
Concessions	53.0	53.1	55.0
Other operating revenues	8.1	6.9	6.7
Total revenues	$201.5	$201.2	$210.7
Attendance	15.6	16.2	17.2
Average ticket price (1)	$9.00	$8.72	$8.66
Average concessions per patron (2)	$3.40	$3.28	$3.20
_____________________________________________________________
(1)    Calculated as admissions revenue/attendance.
(2)    Calculated as concessions revenue/attendance.

Admissions

During the Fiscal 2012 Period, total admissions revenues decreased $0.8 million, or 0.6%, to $140.4 million, from $141.2 million in the Fiscal 2011 Period.  A 3.7% decline in attendance, partially offset by a 3.2% increase in average ticket prices, led to the decrease in the Fiscal 2012 Period admissions revenues. The Fiscal 2012 Period decrease in attendance was primarily attributable to the closure of 42 underperforming screens during the Fiscal 2012 Period and continued aging of our theatres (approximately 39% of our screens are located in older, sloped floor multiplexes), partially offset by the commercial appeal to our patrons of certain films exhibited in our theatres during the Fiscal 2012 Period, including The Avengers, The Dark Knight Rises and The Hunger Games, as compared to the films exhibited during the Fiscal 2011 Period. The primary driver of the increase in our Fiscal 2012 Period average ticket price was selective price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions).

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

Concessions

Total concessions revenues decreased $0.1 million, or 0.2%, to $53.0 million in the Fiscal 2012 Period, from $53.1 million in the Fiscal 2011 Period.  Average concessions revenues per patron during the Fiscal 2012 Period increased 3.7%, to $3.40, from $3.28 for the Fiscal 2011 Period.  The decrease in total concessions revenues during the Fiscal 2012 Period was attributable to the aforementioned decline in attendance during the period, partially offset by an increase in average concessions revenues per patron. The increase in average concessions revenues per patron for the Fiscal 2012 Period was primarily a result of an increase in popcorn and beverage sales volume during the Fiscal 2012 Period, and to a lesser extent, the positive impact of an expanded variety of food items offered in certain of our theatres during the Fiscal 2012 Period.

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

Other Operating Revenues

Other operating revenues increased $1.2 million, or 17.4%, to $8.1 million for the Fiscal 2012 Period, from $6.9 million for the Fiscal 2011 Period.  Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for on-screen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs and other theatre revenues.  The increase in other operating revenues during the Fiscal 2012 Period was primarily driven by incremental revenues from our vendor marketing programs, increases in other theatre revenues and increases in theatre access fees.

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

Operating Expenses

The following table summarizes certain operating expenses for the Fiscal 2012 Period, the Fiscal 2011 Period and the Fiscal 2010 Period (dollars in millions):

	Fiscal 2012 Period		Fiscal 2011 Period		Fiscal 2010 Period
	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs (1)	70.8	50.4	71.4	50.6	75.7	50.8
Cost of concessions (2)	7.0	13.2	7.1	13.4	7.6	13.8
Other theatre operating expenses (3)	76.6	38.0	82.3	40.9	87.7	41.6
Sale and leaseback rentals (3)	15.1	7.5	15.1	7.5	14.9	7.1
General and administrative expenses (3)	6.1	3.0	6.1	3.0	6.4	3.0

_________________________________________________________________________________
(1)    Percentage of revenues calculated as a percentage of admissions revenues.
(2)    Percentage of revenues calculated as a percentage of concessions revenues.
(3)    Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues declined slightly to 50.4% during the Fiscal 2012 Period from 50.6% in the Fiscal 2011 Period. The decrease in film rental and advertising costs as a percentage of admissions revenues during the Fiscal 2012 Period was primarily attributable to the allocation of films exhibited during the Fiscal 2012 Period compared to the Fiscal 2011 Period.

Film rental and advertising costs as a percentage of admissions revenues declined slightly to 50.6% during the Fiscal 2011 Period from 50.8% in the Fiscal 2010 Period. The decrease in film rental and advertising costs as a percentage of admissions revenues during the Fiscal 2011 Period was primarily attributable to higher film costs associated with the success of Avatar during the Fiscal 2010 Period.

Cost of Concessions

For the Fiscal 2012 Period, cost of concessions decreased $0.1 million, or 1.4% to $7.0 million as compared to $7.1 million during the Fiscal 2011 Period.  Cost of concessions as a percentage of concession revenues for the Fiscal 2012 Period was approximately 13.2%, compared to 13.4% for the Fiscal 2011 Period. The decrease in cost of concessions as a percentage of concessions revenues during the Fiscal 2012 Period was primarily related to an increase in the amount of vendor marketing revenue recorded as a reduction of cost of concessions during the Fiscal 2012 Period, partially offset by slightly higher raw material costs for certain items.

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

Other Theatre Operating Expenses

Other theatre operating expenses decreased $5.7 million, or 6.9%, to $76.6 million in the Fiscal 2012 Period, from $82.3 million in the Fiscal 2011 Period.  The decrease in other theatre operating expenses during the Fiscal 2012 Period as compared to the Fiscal 2011 Period was primarily attributable to reductions in theatre level payroll and certain non-rent occupancy costs resulting from the closure of 42 underperforming screens during the Fiscal 2012 Period and decreased costs associated with lower 3D film revenues.

Other theatre operating expenses decreased $5.4 million, or 6.2%, to $82.3 million in the Fiscal 2011 Period, from $87.7 million in the Fiscal 2010 Period.  The decrease in other theatre operating expenses during the Fiscal 2011 Period as compared to the Fiscal 2010 Period was primarily attributable to savings in theatre-level payroll, other non-rent occupancy costs and lower contingent rent.

Sale and Leaseback Rentals

Sale and leaseback expenses of $15.1 million for the Fiscal 2012 Period were consistent with that of the Fiscal 2011 Period and the Fiscal 2010 Period.  See Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of sale and leaseback transactions.

General and Administrative Expenses

During the Fiscal 2012 Period, general and administrative expenses of $6.1 million were consistent with that of the Fiscal 2011 Period. As a percentage of total revenues, general and administrative expenses remained consistent, at 3.0%, during the Fiscal 2012 Period and the Fiscal 2011 Period. Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC.

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

Depreciation and Amortization

During the Fiscal 2012 Period, depreciation and amortization expense decreased $1.2 million, or 12.9%, to $8.1 million, from $9.3 million in the Fiscal 2011 Period.  The decrease in depreciation and amortization expense during the Fiscal 2012 Period as compared to the Fiscal 2011 Period was primarily due to a reduction in depreciation related to the replacement of owned 35mm film projectors with leased digital projection systems and lower depreciation associated with the reduction in our screen count subsequent to the end of the Fiscal 2011 Period.

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

Net loss (gain) on disposal of operating assets and other

Net loss (gain) on disposal of operating assets and other increased $3.3 million, to a $3.2 million loss during the Fiscal 2012 Period, from a $0.1 million gain in the Fiscal 2011 Period.  The increase in net loss (gain) on disposal of operating assets and other during the Fiscal 2012 Period was primarily attributable to a $2.8 million increase in our loss contingency reserve which is more fully described in Note 8 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Net loss (gain) on disposal of operating assets and other decreased $1.6 million, or 106.7%, to a $0.1 million gain during the Fiscal 2011 Period, from a $1.5 million loss in the Fiscal 2010 Period.  The decrease in net loss (gain) on disposal of operating assets and other during the Fiscal 2011 Period was primarily attributable to the satisfaction of remaining lease obligations related to the closure of an underperforming theatre during the Fiscal 2010 Period.

Income from Operations

Income from operations increased $4.6 million, or 46.0%, to $14.6 million during the Fiscal 2012 Period, from $10.0 million in the Fiscal 2011 Period. The net increase in income from operations during the Fiscal 2012 Period as compared to the Fiscal 2011 Period was primarily attributable to a slight increase in total revenues, reductions in certain variable operating expense line items described above, partially offset by a greater net loss on disposal of operating assets and other.

Income from operations increased $2.9 million, or 40.8%, to $10.0 million during the Fiscal 2011 Period, from $7.1 million in the Fiscal 2010 Period. The net increase in income from operations during the Fiscal 2011 Period as compared to the Fiscal 2010 Period was primarily attributable to a reduction in certain variable operating expense line items described above and lower loss on disposal of operating assets and other, partially offset by the decrease in total revenues.

Income Taxes

The provision for income taxes increased $3.3 million, or 73.3%, to $7.8 million for the Fiscal 2012 Period, from $4.5 million for the Fiscal 2011 Period.  Accordingly, the effective tax rate was 53.4% and 45.0% for the Fiscal 2012 and Fiscal 2011 Periods, respectively.  The increase in the effective tax rate was primarily related to a change in state tax filing methods during the Fiscal 2012 Period.  The effective tax rate for each period also reflects the impact of certain non-deductible expenses.

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

Net Income Attributable to Controlling Interest

During the Fiscal 2012 Period, net income attributable to controlling interest totaled $6.7 million, which represents an increase of $1.3 million over the Fiscal 2011 Period.  The increase in net income attributable to controlling interest for the Fiscal 2012 Period was primarily attributable to the increase in operating income described above, partially offset by an increase in income taxes described above.

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

Quarterly Results

The following table sets forth selected unaudited quarterly results for the eight quarters ended December 27, 2012. The quarterly financial data as of each period presented below have been derived from UATC’s unaudited condensed consolidated financial statements for those periods. Results for these periods are not necessarily indicative of results for the full year. The quarterly financial data should be read in conjunction with the consolidated financial statements of UATC and notes thereto included in Part II, Item 8 of this Form 10-K.

	Dec. 27, 2012	Sept. 27, 2012	June 28, 2012	March 29, 2012	Dec. 29, 2011	Sept. 29, 2011	June 30, 2011	March 31, 2011
	(in millions)
Total revenues	$48.2	$50.6	$52.8	$49.9	$44.5	$58.1	$57.2	$41.4
Income (loss) from operations	1.3	5.2	4.2	3.9	0.7	5.7	5.1	(1.5)
Net income (loss) attributable to controlling interest	(1.3)	3.1	2.5	2.4	(0.1)	3.4	3.0	(0.9)

Liquidity and Capital Resources

On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, investments, general corporate purposes related to corporate operations and debt service.  The principal sources of liquidity are cash generated from operations and cash on hand.

Operating Activities

Our revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit cards at the point of sale. Our operating expenses are primarily related to film and advertising costs, rent and occupancy and payroll. Film costs are ordinarily paid to distributors within 30 days following receipt of admissions revenues and the cost of the Company’s concessions are generally paid to vendors approximately 30 to 35 days from purchase. Our current liabilities include items that will become due within 12 months.  In addition, from time to time, we may use cash from operations to fund dividends to our Parent in excess of net income attributable to controlling interest and cash flows from operating activities less cash flows from investing and other financing activities.  As a result, at any given time, our balance sheet may reflect a working capital deficit.

Net cash flows provided by operating activities totaled approximately $14.0 million, $11.5 million and $5.3 million for the Fiscal 2012 Period, the Fiscal 2011 Period and the Fiscal 2010 Period, respectively. The $2.5 million increase in net cash flows generated from operating activities for the Fiscal 2012 Period as compared to the Fiscal 2011 Period was caused by a $7.1 million increase in net income excluding non-cash items, partially offset by negative fluctuations in working capital activity of approximately $4.6 million.  Working capital activity was primarily impacted by negative fluctuations in accounts payable activity (primarily film rental liabilities), partially offset by positive fluctuations in accrued expenses and other liabilities during the Fiscal 2012 Period as compared to the Fiscal 2011 Period. The negative fluctuation in accounts payable activity was primarily due to the timing of film and certain other vendor payments associated with decreased attendance and admissions revenues at our theaters during the latter part of the Fiscal 2012 Period. The positive fluctuation in accrued expenses and other liabilities activity was primarily due to the timing of certain Fiscal 2012 Period vendor payments.

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

We have completed our deployment of 3D compatible digital projection systems across our circuit. We believe the installation of 3D digital projection systems allows us to offer our patrons premium 3D movies and all-digital format experiences that we believe generate incremental revenue and cash flows for the Company. We are pleased with the benefits of digital cinema primarily as it relates to 3D film product and other 3D content and with the continued support of 3D film product by the major motion picture studios.

The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets.  We currently expect capital expenditures for theatre expansion, upgrading and equipment replacements to be in the range of approximately $4.0 million to $8.0 million in fiscal year 2013.

On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection. DCIP’s financing raised approximately $660.0 million, consisting of approximately $445.0 million in senior bank debt, approximately $135.0 million in additional junior capital and approximately $80.0 million in equity contributions (consisting of cash and existing digital projection systems) from Regal, AMC and Cinemark.  Concurrent with closing, RCI entered into a master equipment lease agreement (the "Master Lease") and other related agreements (collectively the "Digital Cinema Agreements") with Kasima, LLC, a wholly-owned subsidiary of DCIP. Subsequent to the execution of the Digital Cinema Agreements, UATC distributed its existing digital projection systems with a net book value of approximately $2.7 million to RCI. Each of Regal, AMC and Cinemark has an equal voting interest in DCIP.

DCIP’s initial financing, coupled with a second round of financing completed in March 2011 (which consisted of a new $220.0 million term loan facility), has covered the cost of conversion to digital projection for our entire circuit.  DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including Regal.  In accordance with the Master Lease, RCI entered into a sublease (the "Sublease") to provide the digital projection systems to UATC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option.  Under the Master Lease and the Sublease, UATC pays RCI annual minimum rent of $1,000 per digital projection system from the effective date of the agreement through the end of the lease term and is, upon certain conditions described below, subject to incremental annual rent of $2,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term.  In the event that the junior capital raised by DCIP in the initial financing transactions remains outstanding at any time on or after the date that is six and a half years after the closing date of March 2010, the holders of the related notes will have the right to require Regal and other participating exhibitors to make incremental minimum rent payments of $2,000 per digital projection system per year through the earlier of the end of the lease term or until such notes are repaid.  UATC considers both the $1,000 minimum rental and the incremental minimum rental payment of $2,000 per digital projection system to be minimum rents and accordingly has recorded such rents on a straight-line basis in its consolidated financial statements. UATC is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease and the Sublease. Certain of the other rent payments are subject to either a monthly or an annual maximum. UATC accounts for the Sublease as an operating lease for accounting purposes. During the Fiscal 2012 Period and the Fiscal 2011 Period, the Company incurred total rent of approximately $1.0 million and $0.6 million, respectively, associated with the leased digital projection systems. As of December 27, 2012, we operated 473 screens outfitted with digital projection systems.

Net cash flows used in investing activities totaled approximately $5.6 million, $2.6 million and $4.8 million for the Fiscal 2012 Period, the Fiscal 2011 Period and the Fiscal 2010 Period, respectively.  The $3.0 million increase in cash flows used in investing activities during the Fiscal 2012 Period, as compared to the Fiscal 2011 Period, was attributable to a $3.0 million increase in net capital expenditures during the Fiscal 2012 Period. The $2.2 million decrease in cash flows used in investing activities during the Fiscal 2011 Period, as compared to the Fiscal 2010 Period, was primarily attributable to greater proceeds from the disposition of assets of approximately $1.7 million during the Fiscal 2011 Period and a $0.5 million reduction in capital expenditures during the Fiscal 2011 Period.

Financing Activities

Net cash flows used in financing activities were approximately $8.5 million, $6.5 million and $7.9 million for the Fiscal 2012 Period, the Fiscal 2011 Period and the Fiscal 2010 Period, respectively. The net increase in cash flows used in financing during the Fiscal 2012 Period as compared to the Fiscal 2011 Period of $2.0 million was primarily attributable to the change in related party receivable and other activity of $2.2 million during the Fiscal 2012 Period as compared to the Fiscal 2011 Period (described further in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K), partially offset by a decrease of $0.2 million in debt payments during the Fiscal 2012 Period. The net decrease in cash flows used in financing activities during the Fiscal 2011 Period as compared to the Fiscal 2010 Period of $1.4 million was primarily attributable to the change in the related party receivable of $1.5 million during the Fiscal 2011 Period as compared to the Fiscal 2010 Period, partially offset by an increase of $0.1 million in debt payments during the Fiscal 2011 Period.

Sale-Leaseback Transactions

For information regarding our various sale and leaseback transactions, refer to Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Contractual Cash Obligations and Commitments

The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases, including leases that are subject to sale and leaseback transactions, as further described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.  Other than operating leases that are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing.  As of December 27, 2012, the Company’s estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
Contractual Obligations	Total	Current	13-36 Months	37-60 Months	After 60 Months
Capital lease obligations, including interest(1)	$1.3	$0.4	$0.7	$0.2	$—
Purchase commitments(2)	0.5	0.5	—	—	—
Operating leases(3)	153.1	35.9	67.6	30.7	18.9
Total contractual cash obligations	$154.9	$36.8	$68.3	$30.9	$18.9
_____________________________________________

(1)
The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of December 27, 2012.  Future interest payments are calculated based on interest rates implicit in the underlying leases, which have an interest rate of 10.0%, maturing in 2016. Refer to Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our capital lease obligations.

(2)	Includes estimated capital expenditures to which we were committed as of December 27, 2012, including improvements associated with existing theatres and the estimated cost of ADA related betterments.

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

Off-Balance Sheet Arrangements

Other than the operating leases detailed above in this Form 10-K, under the heading "Contractual Cash Obligations and Commitments," the Company has no other off-balance sheet arrangements.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, which information is incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

UATC’s market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates.  As of December 27, 2012, the Company maintained no debt obligations bearing floating interest rates.

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

Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of such controls as of December 27, 2012. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that the Company’s internal control over financial reporting is effective as of December 27, 2012.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors
United Artists Theatre Circuit, Inc.:

We have audited the accompanying consolidated balance sheets of United Artists Theatre Circuit, Inc. and subsidiaries (the Company) as of December 27, 2012 and December 29, 2011, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 27, 2012.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Artists Theatre Circuit, Inc. and subsidiaries as of December 27, 2012 and December 29, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 27, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Knoxville, Tennessee
March 22, 2013

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 27, 2012	December 29, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54.7	$54.8
Receivables	1.1	1.2
Prepaid expenses, concession inventory and other current assets	1.4	1.2
Deferred income tax asset	2.3	3.7
TOTAL CURRENT ASSETS	59.5	60.9
PROPERTY AND EQUIPMENT:
Land	2.7	2.6
Buildings, leasehold improvements and equipment	107.1	127.8
TOTAL PROPERTY AND EQUIPMENT	109.8	130.4
Accumulated depreciation and amortization	(74.2)	(91.9)
Total property and equipment, net	35.6	38.5
GOODWILL	7.1	7.1
OTHER NON-CURRENT ASSETS	5.9	4.2
TOTAL ASSETS	$108.1	$110.7
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$5.1	$9.6
Accrued expenses and other	6.3	4.0
Current portion of debt obligations	0.3	0.2
TOTAL CURRENT LIABILITIES	11.7	13.8
OTHER NON-CURRENT LIABILITIES	1.8	1.3
NON-CURRENT DEFERRED REVENUE	24.1	24.4
LONG-TERM DEBT, LESS CURRENT PORTION	0.8	1.0
DEFERRED INCOME TAX LIABILITY	24.1	22.9
TOTAL LIABILITIES	62.5	63.4
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock, $1.00 par value; 500,000 shares authorized, no shares issued and outstanding at December 27, 2012 and December 29, 2011	—	—
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at December 27, 2012 and December 29, 2011	—	—
Additional paid-in capital	93.2	93.2
Retained earnings	47.7	41.0
Related party receivables	(95.6)	(87.1)
TOTAL STOCKHOLDER'S EQUITY OF UNITED ARTISTS THEATRE CIRCUIT, INC.	45.3	47.1
Noncontrolling interest	0.3	0.2
TOTAL EQUITY	45.6	47.3
TOTAL LIABILITIES AND EQUITY	$108.1	$110.7

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 27, 2012	Year Ended December 29, 2011	Year Ended December 30, 2010
REVENUES:
Admissions	$140.4	$141.2	$149.0
Concessions	53.0	53.1	55.0
Other operating revenues	8.1	6.9	6.7
TOTAL REVENUES	201.5	201.2	210.7
OPERATING EXPENSES:
Film rental and advertising costs	70.8	71.4	75.7
Cost of concessions	7.0	7.1	7.6
Other theatre operating expenses	76.6	82.3	87.7
Sale and leaseback rentals	15.1	15.1	14.9
General and administrative expenses	6.1	6.1	6.4
Depreciation and amortization	8.1	9.3	9.8
Net loss (gain) on disposal of operating assets and other	3.2	(0.1)	1.5
TOTAL OPERATING EXPENSES	186.9	191.2	203.6
INCOME FROM OPERATIONS	14.6	10.0	7.1
OTHER EXPENSE (INCOME):
Interest expense, net	—	—	—
TOTAL OTHER EXPENSE (INCOME), NET	—	—	—
INCOME BEFORE INCOME TAXES	14.6	10.0	7.1
PROVISION FOR INCOME TAXES	7.8	4.5	3.1
NET INCOME	6.8	5.5	4.0
NONCONTROLLING INTEREST, NET OF TAX	(0.1)	(0.1)	—
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$6.7	$5.4	$4.0

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Intercompany and Related Party Receivables	Total Stockholders’ Equity of UATC	Noncontrolling Interest	Total Equity
Balances at December 31, 2009	$—	$—	$93.2	$31.6	$(70.3)	$54.5	$0.3	$54.8
Net income	—	—	—	4.0	—	4.0	—	4.0
Change in related party receivables	—	—	—	—	(10.4)	(10.4)	—	(10.4)
Noncontrolling interest adjustments	—	—	—	—	—	—	(0.1)	(0.1)
Balances at December 30, 2010	—	—	93.2	35.6	(80.7)	48.1	0.2	48.3
Net income	—	—	—	5.4	—	5.4	—	5.4
Change in related party receivables	—	—	—	—	(6.4)	(6.4)	—	(6.4)
Balances at December 29, 2011	—	—	93.2	41.0	(87.1)	47.1	0.2	47.3
Net income	—	—	—	6.7	—	6.7	—	6.7
Change in related party receivables	—	—	—	—	(8.5)	(8.5)	—	(8.5)
Noncontrolling interest adjustments	—	—	—	—	—	—	0.1	0.1
Balances at December 27, 2012	$—	$—	$93.2	$47.7	$(95.6)	$45.3	$0.3	$45.6

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 27, 2012	Year Ended December 29, 2011	Year Ended December 30, 2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$6.8	$5.5	$4.0
Adjustments to reconcile net income to net cash provided by operating activities:
Effect of leases with escalating minimum annual rentals	(1.0)	(1.1)	(1.2)
Depreciation and amortization	8.1	9.3	9.8
Net loss (gain) on disposal of operating assets and other	3.2	(0.1)	1.5
Deferred income tax provision (benefit)	2.8	(0.8)	(0.2)
Changes in operating assets and liabilities:
Receivables	0.1	0.1	0.7
Prepaid expenses, concession inventory and other assets	(0.4)	—	(2.8)
Accounts payable	(4.5)	1.3	(4.3)
Deferred revenue	(0.3)	(0.4)	(0.4)
Accrued expenses and other liabilities	(0.8)	(2.3)	(1.8)
NET CASH PROVIDED BY OPERATING ACTIVITIES	14.0	11.5	5.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5.5)	(4.3)	(4.8)
Proceeds from disposition of assets, net	—	1.8	0.1
Distributions to partnership	(0.1)	(0.1)	(0.1)
NET CASH USED IN INVESTING ACTIVITIES	(5.6)	(2.6)	(4.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt payments	(0.1)	(0.3)	(0.2)
Increase in related party receivables and other	(8.4)	(6.2)	(7.7)
NET CASH USED IN FINANCING ACTIVITIES	(8.5)	(6.5)	(7.9)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(0.1)	2.4	(7.4)
CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR	54.8	52.4	59.8
END OF YEAR	$54.7	$54.8	$52.4
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0.1	$0.1	$0.2
Cash paid (refunded) for income taxes	$0.9	$(0.3)	$0.6

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 27, 2012, December 29, 2011 and December 30, 2010

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

UATC operates 485 screens in 54 theatres in 17 states as of December 27, 2012. As of December 29, 2011, UATC operated 527 screens in 60 theatres in 17 states. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2014) results in a 53-week fiscal year.

The Company became a subsidiary of Regal Entertainment Group ("REG" or "Regal") on April 12, 2002, in conjunction with an exchange transaction in which REG, through its wholly owned subsidiary Regal Entertainment Holdings, Inc. ("REH"), also acquired Edwards Theatres, Inc. ("Edwards"), Regal Cinemas Corporation ("Regal Cinemas") and Regal CineMedia Corporation ("Regal CineMedia"). REG is controlled by the Anschutz Company ("Anschutz"), which indirectly controlled each of us, Edwards, Regal Cinemas, United Artists and Regal CineMedia prior to REG’s acquisition of us and them in the exchange transaction. For a detailed discussion of the transactions resulting in Regal’s acquisition of its subsidiaries, see Note 2 to the consolidated financial statements.  On August 17, 2005, REH transferred the stock of United Artists to Regal Cinemas, Inc. ("RCI").  As a result, United Artists and its subsidiaries became subsidiaries of RCI.

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

On April 12, 2002, through a series of transactions, Regal issued (1) 70,538,017 shares of Class B common stock to Anschutz in exchange for its controlling equity interests in Regal Cinemas, United Artists, Edwards and Regal CineMedia, (2) 14,052,320 shares of Class B common stock to OCM Principal Opportunities Fund II, L.P. and its subsidiaries ("Oaktree’s Principal Activities Group") in exchange for its contribution of capital stock of Regal Cinemas and Edwards and (3) 27,493,575 shares of Class A common stock to the other stockholders of Regal Cinemas, United Artists, Edwards and Regal CineMedia party to an exchange agreement in exchange for their capital stock of Regal Cinemas, United Artists, Edwards and Regal CineMedia.

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

Anschutz controls approximately 77.8% of the combined voting power of Regal’s outstanding common stock and, therefore, has the ability to direct the election of members of Regal’s board of directors and to determine the outcome of other matters submitted to the vote of Regal’s stockholders. Because Anschutz controls Regal, Anschutz has the ability to control us.

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

Revenue Recognition

Revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit card at the point of sale. Other operating revenues consist primarily of product advertising (including vendor marketing programs) and other ancillary revenues that are recognized as income in the period earned. The Company generally recognizes payments received attributable to the marketing and advertising services provided by the Company under certain vendor programs as revenue in the periods in which the advertising is displayed or when the related impressions are delivered. Such impressions are measured by the concession product sales volume, which is a mutually agreed upon proxy of attendance and reflects the Company’s marketing and advertising services delivered to its vendors. In instances where the consideration received is in excess of fair value of the advertising services provided, the excess is recorded as a reduction of concession costs. The Company recognizes revenue associated with gift cards and advanced ticket sales at such time as the items are redeemed.

Cash Equivalents

The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of 3 months or less to be cash equivalents.  At December 27, 2012, the Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

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

The Company capitalizes the cost of computer equipment, system hardware and purchased software ready for service. During the years ended December 27, 2012 and December 29, 2011, the Company capitalized approximately $0.4 million and $0.2 million, respectively, of such costs, which were associated primarily with (i) new point-of-sale devices at the Company’s box offices and concession stands, (ii) new ticketing kiosks, and (iii) computer hardware and software purchased for the Company’s theatre locations. The Company also capitalizes certain direct external costs associated with software developed for internal use after the preliminary software project stage is completed and Company management has authorized further funding for a software project and it is deemed probable of completion. The Company capitalizes these external software development costs only until the point at which the project is substantially complete and the software is ready for its intended purpose.

The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Buildings	20-30 years
Equipment	3-20 years
Leasehold improvements	Lesser of term of lease or asset life
Computer equipment and software	3-5 years

As of December 27, 2012 and December 29, 2011, included in property and equipment is $2.7 million of assets accounted for under capital leases, before accumulated depreciation of $2.1 million and $1.9 million, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

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

The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date or the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period unless it is probable the lease period will be extended and may be less than the remaining lease period when the Company does not expect to operate the theatre to the end of its lease term. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates (Level 3 inputs as described in FASB Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures) are based on historical and projected operating performance, recent market transactions, and current industry trading multiples.

There were no impairments of long-lived assets during the years ended December 27, 2012, December 29, 2011 or December 30, 2010.

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

In accordance with ASC Subtopic 840-20, we expense rental costs incurred during construction periods for operating leases as such costs are incurred. For rental costs incurred during construction periods for both operating and capital leases, the “lease commencement date” is the date at which we gain access to the leased asset. Historically, and for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, these rental costs have not been significant to our consolidated financial statements.

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

Goodwill

The carrying amount of goodwill was $7.1 million as of December 27, 2012 and December 29, 2011. The Company evaluates goodwill for impairment annually or more frequently as specific events or circumstances dictate. Under ASC Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill, the Company has identified its reporting units to be the designated market areas in which the Company conducts its theatre operations. Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed to measure the potential goodwill impairment. The Company determines fair value by using an enterprise valuation methodology determined by applying multiples to cash flow estimates less net indebtedness, which the Company believes is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value and such management estimates fall under Level 3 within the fair value measurement hierarchy.

As part of the Company’s ongoing operations, we may close certain theatres within a reporting unit containing goodwill due to underperformance of the theatre or inability to renew our lease, among other reasons. Additionally, we generally abandon certain assets associated with a closed theatre, primarily leasehold improvements. Under ASC Topic 350, Intangibles—Goodwill and Other, when a portion of a reporting unit that constitutes a business is disposed of, goodwill associated with that business shall be included in the carrying amount of the business in determining the gain or loss on disposal. We evaluate whether the portion of a reporting unit being disposed of constitutes a business on the date of closure. Generally, on the date of closure, the closed theatre does not constitute a business because the Company retains assets and processes on that date essential to the operation of the theatre. These assets and processes are significant missing elements impeding the operation of a business. Accordingly, when closing individual theatres, we generally do not include goodwill in the calculation of any gain or loss on disposal of the related assets.

The Company's annual goodwill impairment assessments for the years ended December 27, 2012 and December 29, 2011 indicated that the fair value of each of its reporting units exceeded their carrying value and therefore, goodwill was not deemed to be impaired.

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

Additionally, income tax rules and regulations are subject to interpretation, require judgment by the Company and may be challenged by the taxation authorities. As described further in Note 7—"Income Taxes," the Company applies the provisions of ASC Subtopic 740-10, Income Taxes—Overview. In accordance with ASC Subtopic 740-10, the Company recognizes a tax benefit only for tax positions that are determined to be more likely than not sustainable based on the technical merits of the tax position. With respect to such tax positions for which recognition of a benefit is appropriate, the benefit is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions are evaluated on an ongoing basis as part of the Company’s process for determining the provision for income taxes.

Deferred Revenue

Deferred revenue relates primarily to the amount we received for agreeing to the existing exhibitor services agreement ("ESA") modification described in Note 5—"Related Party Transactions." The amount we received for agreeing to the ESA modification will be amortized to advertising revenue over the 30 year term of the agreement following the units of revenue method as described in Note 5—"Related Party Transactions."  As of December 27, 2012 and December 29, 2011, approximately $24.5 million and $24.9 million of deferred revenue related to the ESA was recorded as a component of accrued expenses and other and non-current deferred revenue in the accompanying consolidated balance sheets.

Deferred Rent

The Company recognizes rent on a straight-line basis after considering the effect of rent escalation provisions resulting in a level monthly rent expense for each lease over its term. The deferred rent liability is included in other non-current liabilities in the accompanying consolidated balance sheets.

Film Costs

The Company estimates its film cost expense and related film cost payable based on management’s best estimate of the ultimate settlement of the film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film’s theatrical run, but is typically "settled" within 2 to 3 months of a particular film’s opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement.

Loyalty Program

Members of the Regal Crown Club® earn credits for each dollar spent at one of the Company’s theatres and earn concession or ticket awards based on the number of credits accumulated. Because the Company believes that the value of the awards granted to Regal Crown Club® members is insignificant in relation to the value of the transactions necessary to earn the award, the Company records the estimated incremental cost of providing awards under the Regal Crown Club® loyalty program at the time the awards are earned. Historically, and for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, the costs of these awards have not been significant to the Company’s consolidated financial statements.

Advertising

The Company expenses advertising costs as incurred.

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

Segments

As of December 27, 2012, December 29, 2011 and December 30, 2010, UATC managed its business under one reportable segment: theatre exhibition operations.

Comprehensive Income

Net income and comprehensive income were the same for all years presented.

Recent Accounting Pronouncements

During June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which is to be adopted as of the beginning of its first annual reporting period that begins after November 15, 2009, and interim and annual reporting periods thereafter. SFAS No. 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46(R)") to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

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

In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements, ("ASU 2010-06"). This Update provides a greater level of disaggregated information and enhanced disclosures about valuation techniques and inputs to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 and became effective for the Company as of April 1, 2010 except for certain disclosure requirements. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years and became effective for the Company as of the beginning of fiscal 2011.

In June 2011, the FASB issued new guidance under ASU 2011-5, Presentation of Comprehensive Income, which amends the presentation of comprehensive income and allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under ASU 2011-5, the Company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-5 became effective for the Company as of the beginning of fiscal 2012 and has been applied retrospectively. The Company has not included separate statements of comprehensive income in this Form 10-K as the Company’s comprehensive income is equivalent to its net income for all periods presented.

In September 2011, the FASB issued ASU No. 2011-8, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-8 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-8 became effective for the Company as of the beginning of fiscal 2012.

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

(4)    Debt Obligations

Debt obligations are summarized as follows (amounts in millions):

	December 27, 2012	December 29, 2011
Debt obligations (a)	$1.1	$1.2
Less current portion	(0.3)	(0.2)
Long-term debt, less current portion	$0.8	$1.0
________________________________________________

(a)	Debt obligations include $1.1 million and $1.2 million of capital lease obligations as of December 27, 2012 and December 29, 2011, which have an interest rate of 10.0%, maturing in 2016.

The aggregate annual maturities of debt obligations are as follows (amounts in millions):

2013	$0.4
2014	0.3
2015	0.4
2016	0.2
2017	—
Thereafter	—
1.3
Less interest on capital leases	(0.2)
Total	$1.1

(5)    Related Party Transactions

Management Agreement

RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During each of the years ended December 27, 2012, December 29, 2011 and December 30, 2010, UATC recorded management fee expenses of approximately $6.1 million, $6.1 million and $6.4 million, respectively, related to this agreement. Such fees have been recorded in the accompanying consolidated statements of operations as a component of "General and administrative expenses."

Related-Party Receivables

The related party receivables balance of $95.6 million as of December 27, 2012 was comprised of approximately $9.8 million related to advances made to Prop I to fund additions and/or renovations to theatres leased from Prop I and approximately $85.8 million related to intercompany transactions and cash management.  The related-party receivables balance of $87.1 million as of December 29, 2011 continued to be comprised of the $9.8 million receivable from Prop I and approximately $77.3 million related to intercompany transactions and cash management.

UATC leases three theatres from Prop I in accordance with a master lease (the "Prop I Master Lease"). The Prop 1 Master Lease commenced in 1988 with an original base term of 15 years and in 2003 UATC exercised a 10 year renewal extension of the lease. The Prop I Master Lease provides for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre. In order to fund the cost of additions and/or renovations to the theatres leased by UATC from Prop I, UATC made advances to Prop I prior to becoming a wholly owned subsidiary of REG in 2002.  Since 2002, UATC has not funded any additions and/or renovations for these properties and does not expect to make any advances to Prop 1 in future periods. The Prop I portion of the related-party receivable balance ($9.8 million at December 27, 2012 and December 29, 2011) will be reduced upon any sale of the three properties by Prop I, with UATC receiving the net proceeds of the sale. The fair value of each of the three locations is evaluated periodically using the expected selling price less selling costs for each property.  Management’s estimates (Level 3 inputs as described in ASC Topic 820, Fair Value Measurements and Disclosures) are based on recent market transactions and current real estate values within each market.  The Company has no current intention to market or sell the properties at this time, but believes that the fair market value of the three properties will be sufficient to substantially recover the current receivable from Prop I.

The increase in the related-party receivables balance of $8.5 million during the year ended December 27, 2012 was due primarily to the timing of intercompany cash collections and disbursements particularly with respect to (1) the redemption of gift cards and discount tickets at UATC theatres that were sold by a subsidiary of RCI, Regal CineMedia ("RCM") and (2) cash received by RCI for various revenue items, such as on-line ticket sales and rebates from vendor marketing programs, for UATC’s share of the revenues for such items. RCI (or RCM) receives the cash for these items, revenue is recorded by UATC and a corresponding intercompany receivable is created, which is payable by RCI (or RCM) to UATC.  Increases in the intercompany receivable recorded by UATC could continue to occur in future periods as long as the above described cash management activities continue as usual.  As of December 27, 2012, management believes the intercompany receivable is fully collectible.

Digital Cinema Implementation Partners, LLC Transactions

On February 12, 2007, Regal, along with AMC Entertainment, Inc. ("AMC") and Cinemark, Inc. ("Cinemark"), formed a joint venture company known as Digital Cinema Implementation Partners, LLC, a Delaware limited liability company ("DCIP"), to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema in our theatres. Each of Regal, AMC and Cinemark has an equal voting interest in DCIP. On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection. Concurrent with closing, RCI entered into a master equipment lease agreement (the "Master Lease") and other related agreements (collectively, the "Digital Cinema Agreements") with Kasima, LLC, a wholly-owned subsidiary of DCIP. Subsequent to the execution of the Digital Cinema Agreements, UATC distributed its existing digital projection systems with a net book value of approximately $2.7 million to RCI.

DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including Regal. In accordance with the Master Lease, RCI will sublease (the "Sublease") the digital projection systems to UATC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option.  Under the Master Lease and the Sublease, UATC pays RCI annual minimum rent of $1,000 per digital projection system from the effective date of the agreement through the end of the lease term and is, upon certain conditions described below, subject to incremental annual rent of $2,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term.  In the event that the junior capital raised by DCIP in the initial financing transactions remains outstanding at any time on or after the date that is six and a half years after the closing date of March 2010, the holders of the related notes will have the right to require Regal and other participating exhibitors to make incremental minimum rent payments of $2,000 per digital projection system per year through the earlier of the end of the lease term or until such notes are repaid.  UATC considers both the $1,000 minimum rental and the incremental minimum rental payment of $2,000 per digital projection system to be minimum rents and accordingly has recorded such rents on a straight-line basis in its consolidated financial statements. UATC is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease and the Sublease. Certain of the other rent payments are subject to either a monthly or an annual maximum. UATC accounts for the Sublease as an operating lease for accounting purposes. During the years ended December 27, 2012 and December 29, 2011, the Company incurred total rent of approximately $1.0 million and $0.6 million, respectively, associated with the leased digital projection systems.

As of December 27, 2012, we operated 473 screens outfitted with digital projection systems as of December 27, 2012.

National CineMedia, LLC Transactions

Pursuant to the Company’s management agreement with RCI, RCI, through an agreement with National CineMedia, LLC ("National CineMedia"), provides all on-screen and lobby advertising and event services to UATC.

In connection with the completion of the initial public offering, or IPO, of National CineMedia Inc.’s ("NCM Inc.") common stock, RCI amended and restated its ESA with National CineMedia, whereby in exchange for its pro rata share of the IPO proceeds, RCI agreed to a modification of National CineMedia’s payment obligation under the ESA.  The modification extended the term of the ESA to 30 years, provided National CineMedia with a five-year right of first refusal beginning 1 year prior to the end of the term and changed the basis upon which RCI is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee.  Also, with respect to any on-screen advertising time provided by us to our beverage concessionaire, RCI is required to purchase such time from National CineMedia at a negotiated rate.

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

The Company’s portion of these revenues are presented as a component of "Other operating revenues" in the Company’s consolidated financial statements and consist of the following amounts (in millions):

	Year Ended December 27, 2012	Year Ended December 29, 2011	Year Ended December 30, 2010
Theatre access fees per patron	$1.2	$1.1	$1.2
Theatre access fees per digital screen	0.5	0.4	0.4
Other NCM revenue	0.2	0.2	0.1
Amortization of ESA modification fees	0.4	0.4	0.4
Payments for beverage concessionaire advertising	(1.1)	(1.1)	(1.1)
Total	$1.2	$1.0	$1.0

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

Minimum rentals payable under all non-cancelable operating leases with terms in excess of 1 year as of December 27, 2012, are summarized for the following fiscal years (in millions):

2013	$35.9
2014	34.3
2015	33.3
2016	19.8
2017	10.9
Thereafter	18.9
Total	$153.1

Rent expense, including sale and leaseback rentals of $15.1 million, $15.1 million and $14.9 million, for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, under such operating leases amounted to $35.6 million, $35.2 million and $36.3 million for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. Contingent rent expense was $1.0 million, $0.9 million and $1.5 million for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively.

Sale-Leaseback Transactions

The Company has historically entered into sale and leaseback transactions whereby owned properties were sold and leased back under operating leases. The minimum rentals for these operating leases are included in the table above.

In December 1995, UATC entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of December 27, 2012, 11 theatres were subject to the sale leaseback transaction and approximately $21.1 million in principal amount of pass-through certificates were outstanding.

(7)    Income Taxes

The components of the provision for income taxes for income from operations for each of the fiscal years were as follows (in millions):

	Year Ended December 27, 2012	Year Ended December 29, 2011	Year Ended December 30, 2010
Federal:
Current	$3.8	$4.7	$3.0
Deferred	(0.1)	(1.8)	(0.8)
Total Federal	3.7	2.9	2.2
State:
Current	1.2	0.6	0.3
Deferred	2.9	1.0	0.6
Total State	4.1	1.6	0.9
Total income tax provision	$7.8	$4.5	$3.1

A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows (in millions):

	Year Ended December 27, 2012	Year Ended December 29, 2011	Year Ended December 30, 2010
Provision calculated at federal statutory income tax rate	$5.1	$3.5	$2.5
State and local income taxes, net of federal benefit	2.7	1.0	0.5
Other	—	—	0.1
Total income tax provision	$7.8	$4.5	$3.1

Significant components of the Company’s net deferred tax liability consisted of the following at (in millions):

	December 27, 2012	December 29, 2011
Deferred tax assets:
Net operating loss carryforward	$11.6	$15.1
Excess of tax basis over book basis of fixed assets	14.2	15.4
Deferred revenue	9.6	9.8
Other	1.4	0.3
Total deferred tax assets before valuation allowance	36.8	40.6
Valuation allowance	(2.4)	(2.6)
Total deferred tax assets after valuation allowance	34.4	38.0
Deferred tax liabilities:
Deferred gain on sale of theatres	(26.4)	(27.9)
Excess of book basis over tax basis of intangible assets	(27.9)	(27.9)
Other	(1.9)	(1.4)
Total deferred tax liabilities	(56.2)	(57.2)
Net deferred tax liability	$(21.8)	$(19.2)

As of December 27, 2012, the Company had net operating loss carryforwards for federal income tax purposes of approximately $22.8 million with expiration commencing during 2019. The Company’s net operating loss carryforwards were generated by the predecessor entities of UATC. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" of a corporation. Accordingly, the Company’s ability to utilize the net operating losses may be impaired as a result of the "ownership change" limitations.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at December 27, 2012 and December 29, 2011 totaling $2.4 million and $2.6 million, respectively, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. During the year ended December 27, 2012, the valuation allowance was decreased by $0.2 million primarily related to a change in management's determination of the Company's ability to utilize certain state net operating losses created in years ended before December 27, 2012. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

As of December 27, 2012 and December 29, 2011, the Company had no unrecognized tax benefits. The Company does not believe that its gross unrecognized tax benefits will change within the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of December 27, 2012 and December 29, 2011, the Company had not accrued any interest or penalties associated with unrecognized tax benefits.  No interest and penalties were recognized in the statements of income for the years ended December 27, 2012 and December 29, 2011.

The Company files income tax returns in the U.S. federal jurisdiction and certain state jurisdictions as part of the REG income tax filings and files separate income tax returns in various other state jurisdictions as well.  The Company's share of the REG current and deferred tax expense is determined on a separate company basis. REG and the Company are no longer subject to U.S. federal income tax examinations by taxing authorities for years before 2009, and with limited exceptions, are no longer subject to state income tax examinations before 2008.  However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year.

(8)    Litigation and contingencies

The Company is presently involved in various judicial, administrative, regulatory and arbitration proceedings concerning matters arising in the ordinary course of business operations, including but not limited to, personal injury claims, landlord-tenant disputes, employment and other contractual matters, some of which are described below. Many of these proceedings are at preliminary stages, and many of these cases seek an indeterminate amount of damages. The Company’s theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation and environmental protection requirements.

For example, on October 9, 2012, staff at the San Francisco Regional Water Quality Board (the "Regional Board") notified the Company, that the Regional Board is contemplating issuing a cleanup and abatement order to the Company with respect to a property in Santa Clara, California that the Company owned and then leased during the 1960s and 1970s. According to the Regional Board, the property in question has been contaminated by dry cleaning facilities that operated at the property in question from 1961 until 1996. The Regional Board is also contemplating issuing the order to the current property owner, who has been conducting site investigation and remediation activities at the site for several years. While the Company intends to vigorously defend these matters, we cannot yet predict the outcome or the magnitude of any clean-up costs. We believe that we are, and were during the period in question described in this paragraph, in compliance with such applicable laws and regulations.

Under ASC Topic 450, Contingencies—Loss Contingencies, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight. Management is unable to estimate a range of reasonably possible loss for cases described below in which damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, and/or (v) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company's financial condition, though the outcomes could be material to the Company's operating results for any particular period, depending, in part, upon the operating results for such period.

In situations where management believes that a loss arising from such proceedings is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no amount within the range is more probable than another. As additional information becomes available, any potential liability related to these proceedings is assessed and the estimates are revised, if necessary. The amounts reserved for such proceedings totaled approximately $2.8 million as of December 27, 2012. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company's consolidated financial position, results of operations or cash flows.

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

In addition, from time to time, the Company receives letters from the state officials in states where we operate theatres regarding investigation into the accessibility of theatres to persons with visual impairments or that are deaf or hard of hearing. On July 20, 2010, the DOJ issued Advance Notice of Proposed Rulemaking concerning the provision of closed captioning and descriptive audio within the theatre environment. Significantly, this is the first time the DOJ has stated that open captioning may not be required by the ADA. However, by so stating, the DOJ has implied that closed captioning may be required. The Company believes it provides the members of the visually and hearing impaired communities with reasonable access to the movie-going experience, and has announced its intention to deploy new digital captioning and descriptive video systems during 2013 that should meet all such potential requirements or expectations of any federal, state or individual concerns. The Company expects the capital outlay with respect to these systems to be approximately $0.5 million. Notwithstanding these efforts, the Company continues to defend claims made by private litigants that it has violated state law by not providing captioning for the deaf and hard of hearing. Regardless, the Company believes that it is in substantial compliance with all current applicable regulations relating to accommodations for the disabled. The Company intends to comply with future regulations in this regard and except as set forth above, does not currently anticipate that compliance will require the Company to expend substantial funds.

(9)    Capital Stock

Common and Preferred Stock

UATC is authorized to issue 1,000 shares of its $1.00 par value common stock, of which 100 shares are issued and outstanding at December 27, 2012, and are all held by the Parent.  At December 27, 2012, the Company has 500,000 shares of preferred stock authorized with none issued.

(10)    Employee Benefits Plan

REG sponsors an employee benefit plan, the Regal Entertainment Group 401(k) Plan (the "Plan"), under section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees of UATC.  The Plan provides that participants may contribute up to 50% of their compensation, subject to Internal Revenue Service limitations.  The Plan currently matches an amount equal to 100% of the first 3% of the participant’s contributions and 50% of the next 2% of the participant’s contributions.  Employee contributions are invested in various investment funds based upon elections made by the employee.

(11)    Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of each class of financial instrument are as follows:

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities:

The carrying amounts approximate fair value because of the short maturity of these instruments.

Long-Lived Assets

As further described in Note 3—"Summary of Significant Accounting Policies," the Company regularly reviews long-lived assets (primarily property and equipment) for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When the estimated fair value is determined to be lower than the carrying value of the asset, an impairment charge is recorded to write the asset down to its estimated fair value.

Based on the Company’s analysis relative to long-lived assets, there were no impairments recorded during the years ended December 27, 2012, December 29, 2011 or December 30, 2010.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Securities Exchange Act of 1934 ("Exchange Act"), as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 27, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 27, 2012, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting is included in Part II, Item 8, of this Form 10-K, which is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 27, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Under the reduced disclosure format permitted by General Instruction I(2) of Form 10-K for wholly owned subsidiaries, the information otherwise required by this item has been omitted.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

KPMG LLP ("KPMG") served as our independent registered public accounting firm for the fiscal years ended December 27, 2012 and December 29, 2011.  For such fiscal years, we paid fees for services from KPMG as discussed below.

•
Audit Fees. The aggregate fees billed for professional services rendered by KPMG for the audit of our annual consolidated financial statements included in our Form 10-K and the reviews of the consolidated financial statements included in our Forms 10-Q were approximately $68,250 for the fiscal year ended December 27, 2012 and $77,000 for the fiscal year ended December 29, 2011.

•
Audit-Related Fees. The Company did not incur any aggregate fees for professional services rendered by KPMG for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements for the fiscal years ended December 27, 2012 and December 29, 2011.

•
Tax Fees. The Company did not incur any aggregate fees billed for professional services rendered by KPMG related to federal and state tax compliance, tax advice and tax planning for the fiscal years ended December 27, 2012 and December 29, 2011.

•	All Other Fees. The Company did not incur any aggregate fees for all other services rendered by KPMG for the fiscal years ended December 27, 2012 and December 29, 2011.

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

(a)         The following documents are filed as a part of this report on Form 10-K:

(1)    Consolidated financial statements of United Artists Theatre Circuit, Inc.:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm - Consolidated Financial Statements

UATC’s Consolidated Balance Sheets as of December 27, 2012 and December 29, 2011

UATC’s Consolidated Statements of Operations for the fiscal years ended December 27, 2012, December 29, 2011 and December 30, 2010

UATC’s Consolidated Statements of Equity for the fiscal years ended December 27, 2012, December 29, 2011 and December 30, 2010

UATC’s Consolidated Statements of Cash Flows for the fiscal years ended December 27, 2012, December 29, 2011 and December 30, 2010

Notes to UATC’s Consolidated Financial Statements

(2)	Financial Statement Schedules have been omitted because of the absence of conditions under which they are required, or because the information is shown elsewhere in this Form 10-K.

(3)	Exhibits: A list of exhibits required to be filed as part of this report on Form 10-K is set forth in the Exhibit Index, which follows the signature pages of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED ARTISTS THEATRE CIRCUIT, INC.

	By:	/s/ AMY E. MILES
March 22, 2013		Amy E. Miles
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ AMY E. MILES	Director and President (Principal Executive Officer)	March 22, 2013
Amy E. Miles

/s/ DAVID H. OWNBY	Director, Vice President and Treasurer	March 22, 2013
David H. Ownby	(Principal Financial Officer and Principal Accounting Officer)

/s/ GREGORY W. DUNN	Director	March 22, 2013
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

101
Financial statements from the annual report on Form 10-K of United Artists Theatre Circuit, Inc. for the fiscal year ended December 27, 2012, filed on March 22, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as detailed text

________________________________________________
*    Identifies each management contract or compensatory plan or arrangement.