Form 10-Q
period 2013-03-28
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2013-05-13
CIK 889570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2013

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
____________________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

The number of shares outstanding of $1.00 par value common stock at May 13, 2013 was 100 shares.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 28, 2013	December 27, 2012
Assets
Current assets:
Cash and cash equivalents	$51.1	$54.7
Receivables	2.4	1.1
Prepaid expenses, concession inventory and other current assets	4.9	1.4
Deferred income tax asset	2.3	2.3
Total current assets	60.7	59.5
Property and equipment:
Land	2.7	2.7
Buildings, leasehold improvements and equipment	108.6	107.1
Total property and equipment	111.3	109.8
Accumulated depreciation and amortization	(76.1)	(74.2)
Total property and equipment, net	35.2	35.6
Goodwill	7.1	7.1
Other non-current assets	9.5	5.9
Total assets	$112.5	$108.1
Liabilities and Equity
Current liabilities:
Accounts payable	$4.3	$5.1
Accrued expenses and other	5.5	6.3
Current portion of debt obligations	0.3	0.3
Total current liabilities	10.1	11.7
Other non-current liabilities	5.0	1.8
Non-current deferred revenue	23.9	24.1
Long-term debt, less current portion	0.7	0.8
Deferred income tax liability	24.0	24.1
Total liabilities	63.7	62.5
Commitments and contingencies
Equity:
Preferred stock, $1.00 par value; 500,000 shares authorized, no shares issued and outstanding at March 28, 2013 and December 27, 2012	—	—
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at March 28, 2013 and December 27, 2012	—	—
Additional paid-in capital	93.2	93.2
Retained earnings	48.4	47.7
Related party receivables	(93.0)	(95.6)
Total stockholder’s equity of United Artists Theatre Circuit, Inc.	48.6	45.3
Noncontrolling interest	0.2	0.3
Total equity	48.8	45.6
Total liabilities and equity	$112.5	$108.1
 See accompanying notes to unaudited condensed consolidated financial statements

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	Quarter Ended March 28, 2013	Quarter Ended March 29, 2012
Revenues:
Admissions	$28.8	$34.9
Concessions	10.9	13.1
Other operating revenues	1.7	1.9
Total revenues	41.4	49.9
Operating expenses:
Film rental and advertising costs	13.9	17.0
Cost of concessions	1.5	1.7
Other theatre operating expenses	17.9	19.6
Sale and leaseback rentals	3.8	3.8
General and administrative expenses	1.3	1.5
Depreciation and amortization	1.8	2.2
Net loss on disposal and impairment of operating assets	—	0.2
Total operating expenses	40.2	46.0
Income from operations	1.2	3.9
Other expense (income):
Interest expense (income), net	—	—
Total other expense (income), net	—	—
Income before income taxes	1.2	3.9
Provision for income taxes	0.5	1.5
Net income	0.7	2.4
Noncontrolling interest, net of tax	—	—
Net income attributable to controlling interest	$0.7	$2.4

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Quarter Ended March 28, 2013	Quarter Ended March 29, 2012
Cash flows from operating activities:
Net income	$0.7	$2.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1.8	2.2
Net loss on disposal and impairment of operating assets and other	—	0.2
Deferred income tax benefit	(0.1)	(0.1)
Effect of leases with escalating minimum annual rentals	(0.3)	(0.3)
Change in operating assets and liabilities:
Receivables	(1.3)	0.9
Prepaid expenses, concession inventory and other assets	(3.6)	(3.9)
Accounts payable	(0.8)	(1.5)
Deferred revenue	(0.2)	(0.1)
Accrued expenses and other liabilities	(0.8)	(0.7)
Net cash used in operating activities	(4.6)	(0.9)
Cash flows from investing activities:
Capital expenditures	(1.5)	(1.1)
Proceeds from disposition of assets	0.1	—
Distributions to partnership	(0.1)	(0.1)
Net cash used in investing activities	(1.5)	(1.2)
Cash flows from financing activities:
Debt payments	(0.1)	—
(Increase) decrease in related party receivables and other	2.6	(1.8)
Net cash provided by (used in) financing activities	2.5	(1.8)
Net decrease in cash and cash equivalents	(3.6)	(3.9)
Cash and cash equivalents:
Beginning of period	54.7	54.8
End of period	$51.1	$50.9

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 28, 2013 AND MARCH 29, 2012

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

UATC operated 485 screens in 54 theatres in 17 states as of March 28, 2013. As of March 29, 2012, UATC operated 516 screens in 58 theatres in 17 states.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.

The Company is a wholly owned subsidiary of Regal Cinemas, Inc. ("RCI"), which is an indirect wholly owned subsidiary of Regal Entertainment Group ("REG" or "Regal"). REG is controlled by Anschutz Company ("Anschutz"). RCI manages all aspects of the theatre operations of UATC and its subsidiaries and makes all business decisions on behalf of UATC pursuant to a management agreement.  In certain markets where UATC operates theatres, RCI also operates theatres.

For a discussion of the series of events leading to the formation of REG, REG’s acquisition of the Company and other significant transactions which have occurred through December 27, 2012, please refer to Notes 1 and 2 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K, filed on March 22, 2013 with the Securities and Exchange Commission (the "Commission") (File No. 33-49598) for the fiscal year ended December 27, 2012 (the "2012 Audited Consolidated Financial Statements").  For a summary of our significant accounting policies, please refer to Note 3 to the 2012 Audited Consolidated Financial Statements.

The Company has prepared the unaudited condensed consolidated balance sheet as of March 28, 2013 and the unaudited condensed consolidated statements of income and cash flows for the quarters ended March 28, 2013 and March 29, 2012 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 27, 2012 unaudited condensed consolidated balance sheet information is derived from the 2012 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the 2012 Audited Consolidated Financial Statements and notes thereto. The results of operations for the quarter ended March 28, 2013 are not necessarily indicative of the operating results that may be achieved for the full 2013 fiscal year.

Net income and total comprehensive income are the same for all periods presented.

(2)	Debt Obligations
Debt obligations are summarized as follows (amounts in millions):

	March 28, 2013	December 27, 2012
Debt obligations(a)	$1.0	$1.1
Less current portion	(0.3)	(0.3)
Long-term debt, less current portion	$0.7	$0.8
 ______________________________
(a)     Debt obligations include $1.0 million and $1.1 million of capital lease obligations as of March 28, 2013 and December 27, 2012, respectively, which have an interest rate of 10.0%, maturing in 2016.

(3)	Related Party Transactions

Management Agreement

RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the quarters ended March 28, 2013 and March 29, 2012, UATC recorded management fee expenses of approximately $1.3 million and $1.5 million, respectively, related to this agreement. Such fees have been recorded in the accompanying unaudited condensed consolidated statements of income as a component of "General and administrative expenses."

Related Party Receivables

The related party receivables balance of $95.6 million as of December 27, 2012 was comprised of approximately $9.8 million related to advances made to Prop I to fund additions and/or renovations to theatres leased from Prop I and approximately $85.8 million related to intercompany transactions and cash management.  The related party receivables balance of $93.0 million as of March 28, 2013 continued to be comprised of the $9.8 million receivable from Prop I and approximately $83.2 million related to intercompany transactions and cash management.

UATC leases three theatres from Prop I in accordance with a master lease (the "Prop I Master Lease"). The Prop I Master Lease commenced in 1988 with an original base term of 15 years and in 2003 UATC exercised a 10 years renewal extension of the lease. The Prop I Master Lease provides for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre. In order to fund the cost of additions and/or renovations to the theatres leased by UATC from Prop I, UATC made advances to Prop I prior to becoming a wholly owned subsidiary of REG in 2002.  Since 2002, UATC has not funded any additions and/or renovations for these properties and does not expect to make any advances to Prop 1 in future periods. The Prop I portion of the related party receivable balance ($9.8 million at March 28, 2013 and December 27, 2012) will be reduced upon any sale of the three properties by Prop I, with UATC receiving the net proceeds of the sale. The fair value of each of the three locations is evaluated periodically using the expected selling price less selling costs for each property.  Management’s estimates (Level 3 inputs as described in Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures) are based on recent market transactions and current real estate values within each market.  The Company has no current intention to market or sell the properties at this time, but believes that the fair market value of the three properties will be sufficient to substantially recover the current receivable from Prop I.

The decrease in the related party receivables balance of $2.6 million during the quarter ended March 28, 2013 was due primarily to the timing of intercompany cash collections and disbursements particularly with respect to (1) the redemption of gift cards and discount tickets at UATC theatres that were sold by a subsidiary of RCI, Regal CineMedia Corporation ("RCM"), and (2) cash received by RCI for various revenue items, such as on-line ticket sales and rebates from vendor marketing programs, for UATC’s share of the revenues for such items. RCI (or RCM) receives the cash for these items, revenue is recorded by UATC and a corresponding intercompany receivable is created, which is payable by RCI (or RCM) to UATC.  Increases in the intercompany receivable recorded by UATC could continue to occur in future periods as long as the above described cash management activities continue as usual.  As of March 28, 2013, management believes the intercompany receivable is fully collectible.

National CineMedia, LLC Transactions

Pursuant to the Company’s management agreement with RCI, RCI, through an agreement with National CineMedia, LLC ("National CineMedia"), provides all on-screen and lobby advertising and event services to UATC.

In connection with the completion of the initial public offering, or IPO, of National CineMedia Inc.’s ("NCM Inc.") common stock, RCI amended and restated its existing exhibitor services agreement ("ESA") with National CineMedia, whereby in exchange for its pro rata share of the IPO proceeds, RCI agreed to a modification of National CineMedia’s payment obligation under the ESA.  The modification extended the term of the ESA to 30 years, provided National CineMedia with a five-year right of first refusal beginning one year prior to the end of the term and changed the basis upon which RCI is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee.  Also, with respect to any on-screen advertising time provided by us to our beverage concessionaire, RCI is required to purchase such time from National CineMedia at a negotiated rate.

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

The Company’s portion of these revenues are presented as a component of "Other operating revenues" in the Company’s unaudited condensed consolidated financial statements and consist of the following amounts (in millions):

	Quarter Ended March 28, 2013	Quarter Ended March 29, 2012
Theatre access fees per patron	$0.2	$0.3
Theatre access fees per digital screen	0.1	0.1
Other NCM revenue	0.1	0.1
Amortization of ESA modification fees	0.1	0.1
Payments for beverage concessionaire advertising	(0.2)	(0.3)
Total	$0.3	$0.3

 Digital Cinema Implementation Partners, LLC Transactions

Regal maintains an investment in Digital Cinema Implementation Partners, LLC, a Delaware limited liability company ("DCIP").  DCIP is a joint venture company formed by Regal, AMC Entertainment, Inc. ("AMC") and Cinemark, Inc. ("Cinemark"). On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection. Concurrent with closing, RCI entered into a master equipment lease agreement (the "Master Lease") and other related agreements with Kasima, LLC, a wholly-owned subsidiary of DCIP.

DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including Regal. In accordance with the Master Lease, RCI will sublease (the "Sublease") the digital projection systems to UATC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option.  Under the Master Lease and the Sublease, UATC pays RCI annual minimum rent of $1,000 per digital projection system from the effective date of the agreement through the end of the lease term and is, upon the conditions described below, subject to incremental annual rent of $2,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term.  In the event that the junior capital raised by DCIP in the initial financing transactions remains outstanding at any time on or after the date that is six years, six months after the closing date of March 2010, the holders of the related notes will have the right to require Regal and other participating exhibitors to make incremental minimum rent payments of $2,000 per digital projection system per year through the earlier of the end of the lease term or until such notes are repaid.  UATC considers both the $1,000 minimum rental and the incremental minimum rental payment of $2,000 per digital projection system to be minimum rents and accordingly has recorded such rents on a straight-line basis in its consolidated financial statements. UATC is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease and the Sublease. Certain of the other rent payments are subject to either a monthly or an annual maximum. UATC accounts for the Sublease as an operating lease for accounting purposes. During the quarters ended March 28, 2013 and March 29, 2012, the Company incurred total rent of approximately $0.3 million and $0.2 million, respectively, associated with the leased digital projection systems. As of March 28, 2013, we operated 473 screens outfitted with digital projection systems.

(4)	Sale—Leaseback Transactions

In December 1995, UATC entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of March 28, 2013, 11 theatres were subject to the sale leaseback transaction and approximately $17.9 million in principal amount of pass-through certificates were outstanding.

(5)	Income Taxes

The provision for income taxes of $0.5 million and $1.5 million for the quarters ended March 28, 2013 and March 29, 2012, respectively, reflect effective tax rates of approximately 41.7% and 38.5%, respectively.  The effective tax rates for the quarters ended March 28, 2013 and March 29, 2012 reflect the impact of certain non-deductible expenses.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company maintains a valuation allowance against deferred tax assets of $2.4 million as of March 28, 2013 and December 27, 2012 as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

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

In situations where management believes that a loss arising from the above and similar other proceedings is probable and can be reasonably estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no amount within the range in more probable than another. As additional information becomes available, any potential liability related to these proceedings is assessed and the estimates are revised, if necessary. The amounts reserved for such proceeding totaled approximately $2.8 million as of March 28, 2013. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company's consolidated financial position, results of operations or cash flows.

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

(7)	Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 became effective for the Company as of the beginning of fiscal 2013. The adoption of ASU 2013-02 had no impact on the Company's consolidated financial position, cash flows, or results of operations.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under "Management’s Discussion and Analysis of Financial Condition and Results of Operations", may constitute forward-looking statements. In some cases you can identify these "forward-looking statements" by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of those words and other comparable words.  These forward-looking statements involve risks and uncertainties.  Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading "Risk Factors" contained in our annual report on Form 10-K filed on March 22, 2013 with the Commission (File No. 033-49598) for the Company’s fiscal year ended December 27, 2012.  The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

Overview and Basis of Presentation

UATC operated 485 screens in 54 theatres in 17 states as of March 28, 2013. As of March 29, 2012, UATC operated 516 screens in 58 theatres in 17 states. The theatres we operate are managed by RCI, a wholly owned subsidiary of Regal, pursuant to a management arrangement described below. The Company formally operates on a 52-week fiscal year (ending on the first Thursday after December 25 each year) with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company manages its business under one reportable segment: theatre exhibition operations.

We generate revenues primarily from admissions and concession sales. Additional revenues are generated by our vendor marketing programs, various other activities in our theatres and our relationship with National CineMedia pursuant to the Company's arrangement with RCI (described further in Note 3 — "Related Party Transactions").  Film rental costs depend primarily on the popularity and box office revenues of a film, and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

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

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see "Business-Industry Overview and Trends" and "Risk Factors" contained in our annual report on Form 10-K for the fiscal year ended December 27, 2012 and incorporated herein by reference and "Results of Operations" below.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" contained in our annual report on Form 10-K for the fiscal year ended December 27, 2012 and incorporated by reference herein.  As of March 28, 2013, there were no significant changes in our critical accounting policies or estimation procedures.

Significant Events

For a discussion of other significant operating, financing and investing transactions which have occurred through December 27, 2012, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations

—Liquidity and Capital Resources" included in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 27, 2012 and incorporated herein by reference.

Results of Operations

Based on our review of industry sources, North American box office revenues for the time period that corresponds to Regal’s first fiscal quarter of 2013 were estimated to have decreased by approximately nine to ten percent in comparison to the first fiscal quarter of 2012.  The industry’s box office results for the first quarter of 2013 were negatively impacted by difficult comparisons with the strong attendance experienced in the first quarter of 2012, including the commercial success of premium format pictures such as The Hunger Games and Dr. Suess’ The Lorax.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of income for the quarter ended March 28, 2013 ("Q1 2013 Period") and the quarter ended March 29, 2012 ("Q1 2012 Period"):

	Q1 2013 Period	Q1 2012 Period
Revenues:
Admissions	69.6%	69.9%
Concessions	26.3	26.3
Other operating revenues	4.1	3.8
Total revenues	100.0	100.0
Operating expenses:
Film rental and advertising costs	33.6	34.1
Cost of concessions	3.6	3.4
Other theatre operating expenses	43.2	39.3
Sale and leaseback rentals	9.2	7.6
General and administrative expenses	3.1	3.0
Depreciation and amortization	4.3	4.4
Net loss on disposal and impairment of operating assets	—	0.4
Total operating expenses	97.1	92.2
Income from operations	2.9%	7.8%

Total Revenues

The following table summarizes revenues and revenue-related data for the Q1 2013 Period and the Q1 2012 Period (in millions, except average ticket prices and average concessions per patron):

	Q1 2013 Period	Q1 2012 Period
Admissions	$28.8	$34.9
Concessions	10.9	13.1
Other operating revenues	1.7	1.9
Total revenues	$41.4	$49.9
Attendance	3.2	3.9
Average ticket price(1)	$9.00	$8.95
Average concessions revenues per patron(2)	$3.41	$3.36
__________________________________

(1)	Calculated as admissions revenue/attendance.

(2)	Calculated as concessions revenue/attendance.

Q1 2013 Period Compared to Q1 2012 Period

Admissions

Total admissions revenues decreased $6.1 million during the Q1 2013 Period, or 17.5%, to $28.8 million, from $34.9 million in the Q1 2012 Period primarily due to a 17.9% decrease in attendance, partially offset by a 0.6% increase in average ticket prices.  We believe that our attendance is primarily dependent upon the commercial appeal of content released by the motion picture studios. Attendance for the Q1 2013 Period in comparison to that of the Q1 2012 Period was negatively impacted by difficult comparisons with the strong attendance experienced in the Q1 2012 Period, including the commercial success of premium format pictures such as The Hunger Games and Dr. Suess’ The Lorax, and the closure of 31 underperforming screens during the twelve month period ended March 28, 2013.

Concessions

During the Q1 2013 Period, total concessions revenues decreased $2.2 million, or 16.8%, to $10.9 million, from $13.1 million in the Q1 2012 Period.  Average concessions revenues per patron increased 1.5%, to $3.41 during the Q1 2013 Period, from $3.36 in the Q1 2012 Period. The decrease in total concessions revenues during the Q1 2013 Period was attributable to the aforementioned decline in attendance during the period, partially offset by an increase in average concessions revenues per patron. The increase in average concessions revenues per patron for the Q1 2013 Period was primarily a result of an increase in popcorn and beverage sales volume during the Q1 2013 Period.

Other Operating Revenues

During the Q1 2013 Period, other operating revenues decreased $0.2 million, or 10.5%, to $1.7 million, from $1.9 million for the Q1 2012 Period.  Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs and other theatre revenues. The decrease in other operating revenues during the Q1 2013 Period was primarily driven by decreases in revenues from our vendor marketing programs.

Operating Expenses

The following table summarizes certain operating expenses for the Q1 2013 Period and the Q1 2012 Period (dollars in millions):

	Q1 2013 Period		Q1 2012 Period
	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	13.9	48.3	17.0	48.7
Cost of concessions(2)	1.5	13.8	1.7	13.0
Other theatre operating expenses(3)	17.9	43.2	19.6	39.3
Sale and leaseback rentals(3)	3.8	9.2	3.8	7.6
General and administrative expenses(3)	1.3	3.1	1.5	3.0
____________________________________________

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues decreased to 48.3% during the Q1 2013 Period from 48.7% in the Q1 2012 Period.  The decrease in film rental and advertising costs as a percentage of box office revenues during the Q1 2013 Period was primarily attributable to the overall decline in box office revenues and a lack of box office concentration as compared to the Q1 2012 Period.

Cost of Concessions

During the Q1 2013 Period, cost of concessions decreased $0.2 million, or 11.8%, to $1.5 million as compared to $1.7 million during the Q1 2012 Period. For the Q1 2013 Period, cost of concessions as a percentage of concession revenues was approximately 13.8% compared to 13.0% for the Q1 2012 Period. The increase in cost of concessions as a percentage of concessions revenues during the Q1 2013 Period was primarily related to slightly higher raw material and packaged good costs and a minor shift in the mix of products sold at the concession stand.

Other Theatre Operating Expense

During the Q1 2013 Period, other theatre operating expenses decreased $1.7 million, or 8.7%, to $17.9 million, from $19.6 million in the Q1 2012 Period.  The decrease in other theatre operating expenses during the Q1 2013 Period was attributable to a reduction in theatre level payroll and certain non-rent occupancy costs resulting from the closure of 31 underperforming screens during the twelve month period ended March 28, 2013.

Sale and Leaseback Rentals

Sale and leaseback expenses of $3.8 million for the Q1 2013 Period were consistent with those of the Q1 2012 Period.    See Note 4 — "Sale-Leaseback Transactions" for further discussion of sale and leaseback transactions.

General and Administrative Expenses

General and administrative expenses decreased $0.2 million, or 13.3%, to $1.3 million during the Q1 2013 Period, from $1.5 million in the Q1 2012 Period.  Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC.  The decrease in general and administrative expenses during the Q1 2013 Period was due to the decrease in management fee costs incurred resulting from the decline in total revenues during the Q1 2013 Period.  As a percentage of total revenues, general and administrative expenses during the Q1 2013 Period were relatively consistent with that of the Q1 2012 Period.

Depreciation and Amortization

During the Q1 2013 Period, depreciation and amortization expense decreased $0.4 million, or 18.2%, to $1.8 million, from $2.2 million in the Q1 2012 Period.  The decrease in depreciation and amortization expense during the Q1 2013 Period as compared to the Q1 2012 Period was primarily due to the reduction in our screen count subsequent to the end of the Q1 2012 Period.

Net Loss on Disposal and Impairment of Operating Assets

Net loss on disposal and impairment of operating assets decreased $0.2 million, to zero in the Q1 2013 Period, from $0.2 million in the Q1 2012 Period. The decrease in net loss on disposal and impairment of operating assets during the Fiscal 2013 Period was primarily attributable to the closure of two underperforming theatres during the Q1 2012 Period.

Income from Operations

During the Q1 2013 Period, income from operations decreased $2.7 million, or 69.2% to $1.2 million, from $3.9 million in the Q1 2012 Period.  The decrease in income from operations during the Q1 2013 Period as compared to the Q1 2012 Period was primarily attributable to the decline in total revenues, partially offset by reductions in certain variable operating expense line items described above.

Income Taxes

The provision for income taxes of $0.5 million and $1.5 million for the Q1 2013 Period and the Q1 2012 Period, respectively, reflect effective tax rates of approximately 41.7% and 38.5%, respectively. The effective tax rates for all periods presented reflect the impact of certain non-deductible expenses.

Net Income Attributable to Controlling Interest

During the Q1 2013 Period, net income attributable to controlling interest totaled $0.7 million, which represents an decrease of $1.7 million, from net income attributable to controlling interest of $2.4 million in the Q1 2012 Period.  The decrease in net income attributable to controlling interest for the Q1 2013 Period was primarily attributable to a decrease in operating income described above, partially offset by a decrease in income taxes described above.

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

Net cash flows used in operating activities totaled approximately $4.6 million and $0.9 million for the Q1 2013 Period and the Q1 2012 Period, respectively. The $3.7 million increase in net cash flows used in operating activities for the Q1 2013 Period as compared to the Q1 2012 Period was caused by a $2.3 million decrease in net income excluding non-cash items, coupled with negative fluctuations in working capital activity of approximately $1.4 million. Working capital activity was primarily impacted by changes in accounts receivable and accounts payable activity during the Q1 2013 Period as compared to the Q1 2012 Period. The decrease in accounts receivable activity was attributable to timing of other receivables activity during the Q1 2013 Period as compared to the Q1 2012 Period. The increase in accounts payable activity during the Q1 2013 Period as compared to the Q1 2012 Period was primarily associated with the timing of film and certain other vendor payments during such periods.

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

Net cash flows used in investing activities totaled approximately $1.5 million and $1.2 million for the Q1 2013 Period and the Q1 2012 Period, respectively. The $0.3 million increase in cash flows used in investing activities during the Q1 2013 Period, as compared to the Q1 2012 Period, was attributable a $0.3 million increase in capital expenditures (net of proceeds from disposals) during the Q1 2013 Period.

Financing Activities

Net cash flows provided by (used in) financing activities totaled approximately $2.5 million and $(1.8) million for the Q1 2013 Period and the Q1 2012 Period, respectively. The $4.3 million increase in cash flows provided by financing activities during the Q1 2013 Period, as compared to the Q1 2012 Period, was primarily attributable to the change in the related party receivable during the Q1 2013 Period as compared to the Q1 2012 Period.

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments and off-balance sheet arrangements as of December 27, 2012, please refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments" contained in our annual report on Form 10-K for the fiscal year ended December 27, 2012 and incorporated by reference herein.  As of March 28, 2013, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments.  We believe that the amount of cash and cash equivalents on hand and cash flow expected from operations will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Note 7 — "Recent Accounting Pronouncements" of our notes to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 (Financial Statements) of this Form 10-Q, which information is incorporated by reference herein.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

UATC does not maintain any direct exposure to market risk as of March 28, 2013.

Item 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 28, 2013, pursuant to Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 28, 2013, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Information required to be furnished by us under this Part II, Item 1 (Legal Proceedings) is incorporated by reference to Note 6 — "Litigation and Contingencies" of our notes to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 (Financial Statements) of this quarterly report on Form 10-Q.

Item 1A.	RISK FACTORS

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K for the fiscal year ended December 27, 2012, filed with the Commission on March 22, 2013 (File No. 033-49598).

Item 6.	EXHIBITS

Exhibit Number	Description
31.1	Rule 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 15d-14(a) Certification of Principal Financial Officer
101
Financial statements from the quarterly report on Form 10-Q of United Artists Theatre Circuit, Inc. for the quarter ended March 28, 2013, filed on May 13, 2013, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED ARTISTS THEATRE CIRCUIT, INC.

Date:	May 13, 2013	By:	/s/ AMY E. MILES
Amy E. Miles
President
(Principal Executive Officer)

Date:	May 13, 2013	By:	/s/ DAVID H. OWNBY
David H. Ownby
Vice President and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 15d-14(a) Certification of Principal Financial Officer
101
Financial statements from the quarterly report on Form 10-Q of United Artists Theatre Circuit, Inc. for the quarter ended March 28, 2013, filed on May 13, 2013, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text.