Form 10-Q
period 2013-09-26
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2013-11-12
CIK 889570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2013

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

The number of shares outstanding of $1.00 par value common stock at November 12, 2013 was 100 shares.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 26, 2013	December 27, 2012
Assets
Current assets:
Cash and cash equivalents	$67.0	$54.7
Receivables	0.3	1.1
Prepaid expenses, concession inventory and other current assets	5.0	1.4
Deferred income tax asset	2.1	2.3
Total current assets	74.4	59.5
Property and equipment:
Land	2.7	2.7
Buildings, leasehold improvements and equipment	105.5	107.1
Total property and equipment	108.2	109.8
Accumulated depreciation and amortization	(76.6)	(74.2)
Total property and equipment, net	31.6	35.6
Goodwill	7.1	7.1
Other non-current assets	10.0	5.9
Total assets	$123.1	$108.1
Liabilities and Equity
Current liabilities:
Accounts payable	$4.8	$5.1
Accrued expenses and other	6.7	6.3
Current portion of debt obligations	0.3	0.3
Total current liabilities	11.8	11.7
Other non-current liabilities	4.9	1.8
Non-current deferred revenue	23.5	24.1
Long-term debt, less current portion	0.6	0.8
Deferred income tax liability	23.4	24.1
Total liabilities	64.2	62.5
Commitments and contingencies
Equity:
Preferred stock, $1.00 par value; 500,000 shares authorized, no shares issued and outstanding at September 26, 2013 and December 27, 2012	—	—
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at September 26, 2013 and December 27, 2012	—	—
Additional paid-in capital	93.2	93.2
Retained earnings	54.7	47.7
Related party receivables	(89.3)	(95.6)
Total stockholder’s equity of United Artists Theatre Circuit, Inc.	58.6	45.3
Noncontrolling interest	0.3	0.3
Total equity	58.9	45.6
Total liabilities and equity	$123.1	$108.1
 See accompanying notes to unaudited condensed consolidated financial statements

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	Quarter Ended September 26, 2013	Quarter Ended September 27, 2012	Three Quarters Ended September 26, 2013	Three Quarters Ended September 27, 2012
Revenues:
Admissions	$36.9	$35.0	$102.6	$106.8
Concessions	14.4	13.5	39.3	40.5
Other operating revenues	2.2	2.1	6.3	6.0
Total revenues	53.5	50.6	148.2	153.3
Operating expenses:
Film rental and advertising costs	18.9	17.7	52.4	53.9
Cost of concessions	1.9	1.8	5.3	5.3
Other theatre operating expenses	19.5	18.7	56.4	58.3
Sale and leaseback rentals	3.7	3.8	11.3	11.4
General and administrative expenses	1.6	1.5	4.5	4.6
Depreciation and amortization	1.7	1.9	5.3	6.2
Net loss on disposal and impairment of operating assets	—	—	1.3	0.3
Total operating expenses	47.3	45.4	136.5	140.0
Income from operations	6.2	5.2	11.7	13.3
Other expense (income):
Interest expense (income), net	—	—	—	—
Total other expense (income), net	—	—	—	—
Income before income taxes	6.2	5.2	11.7	13.3
Provision for income taxes	2.4	2.0	4.6	5.2
Net income	3.8	3.2	7.1	8.1
Noncontrolling interest, net of tax	(0.1)	(0.1)	(0.1)	(0.1)
Net income attributable to controlling interest	$3.7	$3.1	$7.0	$8.0

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Quarters Ended September 26, 2013	Three Quarters Ended September 27, 2012
Cash flows from operating activities:
Net income	$7.1	$8.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5.3	6.2
Net loss on disposal and impairment of operating assets and other	1.3	0.3
Deferred income tax provision	(0.5)	0.3
Effect of leases with escalating minimum annual rentals	(1.0)	(0.9)
Change in operating assets and liabilities:
Receivables	0.8	1.1
Prepaid expenses, concession inventory and other assets	(3.6)	(3.6)
Accounts payable	(0.3)	(4.9)
Deferred revenue	(0.6)	(0.3)
Accrued expenses and other liabilities	0.3	(0.9)
Net cash provided by operating activities	8.8	5.4
Cash flows from investing activities:
Capital expenditures	(2.6)	(3.6)
Proceeds from disposition of assets	0.1	—
Distributions to partnership	(0.1)	(0.1)
Net cash used in investing activities	(2.6)	(3.7)
Cash flows from financing activities:
Debt payments	(0.2)	(0.2)
Decrease (increase) in related party receivables and other	6.3	(6.2)
Net cash provided by (used in) financing activities	6.1	(6.4)
Net increase (decrease) in cash and cash equivalents	12.3	(4.7)
Cash and cash equivalents:
Beginning of period	54.7	54.8
End of period	$67.0	$50.1

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 26, 2013 AND SEPTEMBER 27, 2012

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

UATC operated 476 screens in 53 theatres in 17 states as of September 26, 2013. As of September 27, 2012, UATC operated 503 screens in 56 theatres in 17 states.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company’s fiscal year ends on the first Thursday after December 25, which in certain years results in a 53-week fiscal year.

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

The Company has prepared the unaudited condensed consolidated balance sheet as of September 26, 2013 and the unaudited condensed consolidated statements of income and cash flows for the quarters and three quarters ended September 26, 2013 and September 27, 2012 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 27, 2012 unaudited condensed consolidated balance sheet information is derived from the 2012 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the 2012 Audited Consolidated Financial Statements and notes thereto. The results of operations for the quarter and three quarters ended September 26, 2013 are not necessarily indicative of the operating results that may be achieved for the full 2013 fiscal year.

Net income and total comprehensive income are the same for all periods presented.

(2)	Debt Obligations
Debt obligations are summarized as follows (amounts in millions):

	September 26, 2013	December 27, 2012
Debt obligations(a)	$0.9	$1.1
Less current portion	(0.3)	(0.3)
Long-term debt, less current portion	$0.6	$0.8
 ______________________________
(a)     Debt obligations include $0.9 million and $1.1 million of capital lease obligations as of September 26, 2013 and December 27, 2012, respectively, which have an interest rate of 10.0%, maturing in 2016.

(3)	Related Party Transactions

Management Agreement

RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the quarters ended September 26, 2013 and September 27, 2012, UATC recorded management fee expenses of approximately $1.6 million and $1.5 million, respectively, related to this agreement. During the three quarters ended September 26, 2013 and September 27, 2012, UATC recorded management fee expenses of approximately $4.5 million and $4.6 million, respectively, related to this agreement. Such fees have been recorded in the accompanying unaudited condensed consolidated statements of income as a component of "General and administrative expenses."

Related Party Receivables

The related party receivables balance of $95.6 million as of December 27, 2012 was comprised of approximately $9.8 million related to advances made to Prop I to fund additions and/or renovations to theatres leased from Prop I and approximately $85.8 million related to intercompany transactions and cash management.  The related party receivables balance of $89.3 million as of September 26, 2013 continued to be comprised of the $9.8 million receivable from Prop I and approximately $79.5 million related to intercompany transactions and cash management.

UATC leases three theatres from Prop I in accordance with a master lease (the "Prop I Master Lease"). The Prop I Master Lease commenced in 1988 with an original base term of 15 years and in 2003 UATC exercised a 10 year renewal extension of the lease. During 2013, the lease was subsequently extended through 2016. The Prop I Master Lease provides for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre. In order to fund the cost of additions and/or renovations to the theatres leased by UATC from Prop I, UATC made advances to Prop I prior to becoming a wholly owned subsidiary of REG in 2002.  Since 2002, UATC has not funded any additions and/or renovations for these properties and does not expect to make any advances to Prop 1 in future periods. The Prop I portion of the related party receivable balance ($9.8 million at September 26, 2013 and December 27, 2012) will be reduced upon any sale of the three properties by Prop I, with UATC receiving the net proceeds of the sale. The fair value of each of the three locations is evaluated periodically using the expected selling price less selling costs for each property.  Management’s estimates (Level 3 inputs as described in Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures) are based on recent market transactions and current real estate values within each market.  The Company has no current intention to market or sell the properties at this time, but believes that the fair market value of the three properties will be sufficient to substantially recover the current receivable from Prop I.

The decrease in the related party receivables balance of $6.3 million during the three quarters ended September 26, 2013 was due primarily to the timing of intercompany cash collections and disbursements particularly with respect to (1) the redemption of gift cards and discount tickets at UATC theatres that were sold by a subsidiary of RCI, Regal CineMedia Corporation ("RCM"), and (2) cash received by RCI for various revenue items, such as on-line ticket sales and rebates from vendor marketing programs, for UATC’s share of the revenues for such items. When RCI (or RCM) receives the cash for these items, revenue is recorded by UATC and a corresponding intercompany receivable is created, which is payable by RCI (or RCM) to UATC.  Increases in the intercompany receivable recorded by UATC could occur in future periods as long as the above described cash management activities continue as usual.  As of September 26, 2013, management believes the intercompany receivable is fully collectible.

National CineMedia, LLC Transactions

Pursuant to the Company’s management agreement with RCI, RCI, through an agreement with National CineMedia, LLC ("National CineMedia"), provides all on-screen and lobby advertising and event services to UATC.

In connection with the completion of the initial public offering, or IPO, of National CineMedia Inc.’s common stock, RCI amended and restated its existing exhibitor services agreement ("ESA") with National CineMedia, whereby in exchange for its pro rata share of the IPO proceeds, RCI agreed to a modification of National CineMedia’s payment obligation under the ESA.  The modification extended the term of the ESA to 30 years, provided National CineMedia with a five-year right of first refusal beginning one year prior to the end of the term and changed the basis upon which RCI is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee.  Also, with respect to any on-screen advertising time provided by us to our beverage concessionaire, RCI is required to purchase such time from National CineMedia at a negotiated rate.

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

The Company’s portion of these revenues are presented as a component of "Other operating revenues" in the Company’s unaudited condensed consolidated financial statements and consist of the following amounts (in millions):

	Quarter Ended September 26, 2013	Quarter Ended September 27, 2012	Three Quarters Ended September 26, 2013	Three Quarters Ended September 27, 2012
Theatre access fees	$0.5	$0.4	$1.2	$1.2
Other NCM revenue	—	—	0.2	0.2
Amortization of ESA modification fees	0.1	0.1	0.3	0.3
Payments for beverage concessionaire advertising	(0.3)	(0.3)	(0.8)	(0.8)
Total	$0.3	$0.2	$0.9	$0.9

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

DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including Regal. In accordance with the Master Lease, RCI will sublease (the "Sublease") the digital projection systems to UATC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option.  Under the Master Lease and the Sublease, UATC pays RCI annual minimum rent of $1,000 per digital projection system from the effective date of the agreement through the end of the lease term and is, upon the conditions described below, subject to incremental annual rent of $2,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term.  In the event that the junior capital raised by DCIP in the initial financing transactions remains outstanding at any time on or after the date that is six years, six months after the closing date of March 2010, the holders of the related notes will have the right to require Regal and other participating exhibitors to make incremental minimum rent payments of $2,000 per digital projection system per year through the earlier of the end of the lease term or until such notes are repaid.  UATC considers both the $1,000 minimum rental and the incremental minimum rental payment of $2,000 per digital projection system to be minimum rents and accordingly has recorded such rents on a straight-line basis in its consolidated financial statements. UATC is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease and the Sublease. Certain of the other rent payments are subject to either a monthly or an annual maximum. UATC accounts for the Sublease as an operating lease for accounting purposes. During the three quarters ended September 26, 2013 and September 27, 2012, the Company incurred total rent of approximately $0.8 million and $0.7 million, respectively, associated with the leased digital projection systems. As of September 26, 2013, we operated 464 screens outfitted with digital projection systems.

(4)	Sale—Leaseback Transactions

In December 1995, UATC entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of September 26, 2013, 11 theatres were subject to the sale leaseback transaction and approximately $14.7 million in principal amount of pass-through certificates were outstanding.

(5)	Income Taxes

The provision for income taxes of $2.4 million and $2.0 million for the quarters ended September 26, 2013 and September 27, 2012, respectively, reflect effective tax rates of 38.7% and 38.5%, respectively. The provision for income taxes of $4.6 million and $5.2 million for the three quarters ended September 26, 2013 and September 27, 2012, respectively, reflect effective tax rates of approximately 39.3% and 39.1%, respectively.  The effective tax rates for the quarters and three quarters ended September 26, 2013 and September 27, 2012 reflect the impact of certain non-deductible expenses.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company maintains a valuation allowance against deferred tax assets of $2.4 million as of September 26, 2013 and December 27, 2012 as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

The Company files income tax returns in the U.S. federal jurisdiction and certain state jurisdictions as part of the REG income tax filings and files separate income tax returns in various other state jurisdictions as well.  The Company's share of the REG current and deferred tax expense is determined on a separate company basis. REG and the Company are no longer subject to U.S. federal income tax examinations by taxing authorities for years before 2010, and with limited exceptions, are no longer subject to state income tax examinations for years before 2009.  However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year.

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

On October 9, 2012, staff at the San Francisco Regional Water Quality Board (the "Regional Board") notified the Company, that the Regional Board was contemplating issuing a cleanup and abatement order to the Company with respect to a property in Santa Clara, California that the Company owned and then leased during the 1960s and 1970s. On June 25, 2013, the Regional Board issued a tentative order to the Company setting out proposed site clean-up requirements for the Company with respect to the property. According to the Regional Board, the property in question has been contaminated by dry-cleaning facilities that operated at the property in question from approximately 1961 until 1996. The Regional Board also issued a tentative order to the current property owner, who has been conducting site investigation and remediation activities at the site for several years. The Company submitted comments to the Regional Board on July 28, 2013, objecting to the tentative order. The Regional Board considered the matter at its regular meeting on September 11, 2013 and adopted the tentative order with only minor changes. On October 11, 2013, the Company filed a petition with the State Water Resources Control Board (“State Board”) for review of the Regional Board’s order. The State Board has not yet acted on the petition. The Company intends to vigorously defend this matter. We believe that we are, and were during the period in question described in this paragraph, in compliance with such applicable laws and regulations.

In situations where management believes that a loss arising from the above and similar other proceedings is probable and can be reasonably estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no amount within the range is more probable than another. As additional information becomes available, any potential liability related to these proceedings is assessed and the estimates are revised, if necessary. The amounts reserved for such proceedings totaled approximately $2.8 million as of September 26, 2013. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company's consolidated financial position, results of operations or cash flows.

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

The accessibility of theatres to persons with visual impairments or that are deaf or hard of hearing remains a topic of interest to the Department of Justice and they have announced that they will be issuing another Advance Notice of Proposed Rulemaking concerning the provision of closed captioning and descriptive audio within the theatre environment. The Company believes it provides the members of the visually and hearing impaired communities with reasonable access to the movie-going experience, and has deployed new digital captioning and descriptive video systems that should meet all such potential requirements or expectations of any federal, state or individual concerns. The Company believes that it is in substantial compliance with all current applicable regulations relating to accommodations for the disabled. The Company intends to comply with future regulations in this regard and except as set forth above, does not currently anticipate that compliance will require the Company to expend substantial funds.

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

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in ASU 2013-11 require an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward except when: (1) a NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (2) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The amendment does not affect the recognition or measurement of uncertain tax positions under ASC Topic 740, Income Taxes. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We do not expect this ASU to have a material impact to our consolidated financial statements.

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

Overview and Basis of Presentation

UATC operated 476 screens in 53 theatres in 17 states as of September 26, 2013. As of September 27, 2012, UATC operated 503 screens in 56 theatres in 17 states. The theatres we operate are managed by RCI, a wholly owned subsidiary of Regal, pursuant to a management arrangement described below. The Company formally operates on a 52-week fiscal year (ending on the first Thursday after December 25 each year) with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company manages its business under one reportable segment: theatre exhibition operations.

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

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" contained in our annual report on Form 10-K for the fiscal year ended December 27, 2012 and incorporated by reference herein.  As of September 26, 2013, there were no significant changes in our critical accounting policies or estimation procedures.

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

Results of Operations

Based on our review of industry sources, North American box office revenues for the time period that corresponds to UATC’s third fiscal quarter of 2013 were estimated to have increased by approximately eight percent in comparison to the third fiscal quarter of 2012.  The industry’s box office results for the third quarter of 2013 were positively impacted by strong attendance from the breadth and commercial success of the overall film slate during the third quarter of 2013.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of income for the quarter ended September 26, 2013 ("Q3 2013 Period"), the quarter ended September 27, 2012 ("Q3 2012 Period"), the three quarters ended September 26, 2013 ("Fiscal 2013 Period") and the three quarters ended September 27, 2012 ("Fiscal 2012 Period):

	Q3 2013 Period	Q3 2012 Period	Fiscal 2013 Period	Fiscal 2012 Period
Revenues:
Admissions	69.0%	69.2%	69.2%	69.7%
Concessions	26.9	26.7	26.5	26.4
Other operating revenues	4.1	4.1	4.3	3.9
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	35.3	35.0	35.4	35.2
Cost of concessions	3.6	3.6	3.6	3.5
Other theatre operating expenses	36.4	37.0	38.1	38.0
Sale and leaseback rentals	6.9	7.5	7.6	7.4
General and administrative expenses	3.0	3.0	3.0	3.0
Depreciation and amortization	3.2	3.8	3.6	4.0
Net loss on disposal and impairment of operating assets	—	—	0.9	0.2
Total operating expenses	88.4	89.7	92.1	91.3
Income from operations	11.6%	10.3%	7.9%	8.7%

Total Revenues

The following table summarizes revenues and revenue-related data for the Q3 2013 Period, the Q3 2012 Period, the Fiscal 2013 Period and the Fiscal 2012 Period (in millions, except average ticket prices and average concessions per patron):

	Q3 2013 Period	Q3 2012 Period	Fiscal 2013 Period	Fiscal 2012 Period
Admissions	$36.9	$35.0	$102.6	$106.8
Concessions	14.4	13.5	39.3	40.5
Other operating revenues	2.2	2.1	6.3	6.0
Total revenues	$53.5	$50.6	$148.2	$153.3
Attendance	4.1	4.0	11.3	11.9
Average ticket price(1)	$9.00	$8.75	$9.08	$8.97
Average concessions revenues per patron(2)	$3.51	$3.38	$3.48	$3.40
__________________________________

(1)	Calculated as admissions revenue/attendance.

(2)	Calculated as concessions revenue/attendance.

Q3 2013 Period Compared to Q3 2012 Period and the Fiscal 2013 Period Compared to the Fiscal 2012 Period

Admissions

During the Q3 2013 Period, total admissions revenue increased $1.9 million, or 5.4%, to $36.9 million, from $35.0 million in the Q3 2012 Period A 2.9% increase in average ticket price (approximately $1.0 million of total admissions revenue) coupled with a 2.5% increase in attendance (approximately $0.9 million of total admissions revenue), led to the increase in the Q3 2013 Period admissions revenue. Attendance for the Q3 2013 Period was positively impacted by the breadth and commercial success of the overall film slate during the third quarter of 2013, partially offset by the closure of 27 underperforming screens during the twelve month period ended September 26, 2013. For the Fiscal 2013 Period, total admissions revenues decreased $4.2 million, or 3.9%, to $102.6 million, from $106.8 million in the Fiscal 2012 Period. A 5.0% decrease in attendance (approximately $5.3 million of total admissions revenue), partially offset by a 1.2% increase in average ticket prices (approximately $1.1 million of total admissions revenue), led to the net decrease in the Fiscal 2013 Period admissions revenue. We believe that our attendance is primarily dependent upon the commercial appeal of content released by the motion picture studios. Attendance for the Fiscal 2013 Period in comparison to that of the Fiscal 2012 Period was negatively impacted by the closure of 27 underperforming screens during the twelve month period ended September 26, 2013, partially offset by the breadth and commercial appeal of the overall film slate during the Fiscal 2013 Period. The average ticket price increase was due to selective price increases identified during our ongoing periodic pricing reviews, partially offset by a decrease in the percentage of our admissions revenues generated by premium format films exhibited during the Fiscal 2013 Period.

Concessions

Total concessions revenue increased $0.9 million, or 6.7%, to $14.4 million during the Q3 2013 Period, from $13.5 million for the Q3 2012 Period. During the Fiscal 2013 Period, total concessions revenues decreased $1.2 million, or 3.0%, to $39.3 million, from $40.5 million in the Fiscal 2012 Period.  Average concessions revenues per patron during the Q3 2013 Period increased 3.8%, to $3.51, from $3.38 for the Q3 2012 Period and increased 2.4%, to $3.48 during the Fiscal 2013 Period, from $3.40 in the Fiscal 2012 Period. The increase in total concessions revenue during the Q3 2013 Period was attributable to a 3.8% increase in average concessions revenues per patron (approximately $0.6 million of total concessions revenues) coupled with a 2.5% increase in attendance (approximately $0.3 million of total concessions revenues). The decrease in total concessions revenues during the Fiscal 2013 Period was attributable to the aforementioned decline in attendance during the period (approximately $2.0 million of total concessions revenues), partially offset by an increase in average concessions revenues per patron (approximately $0.8 million of total concessions revenues). The increase in average concessions revenues per patron for the Q3 2013 Period and the Fiscal 2013 Period was primarily a result of an increase in popcorn and beverage sales volume and to a lesser extent, selective price increases during the Q3 2013 Period and Fiscal 2013 Period.

Other Operating Revenues

During the Q3 2013 Period, other operating revenues increased $0.1 million, or 4.8%, to $2.2 million, from $2.1 million in the Q3 2012 Period. During the Fiscal 2013 Period, other operating revenues increased $0.3 million, or 5.0%, to $6.3 million, from $6.0 million for the Fiscal 2012 Period.  Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs and other theatre revenues. The increase in other operating revenues during the Q3 2013 Period and the Fiscal 2013 Period was primarily driven by increases in revenues from our vendor marketing programs.

Operating Expenses

The following table summarizes certain operating expenses for the Q3 2013 Period, the Q3 2012 Period, the Fiscal 2013 Period and the Fiscal 2012 Period (dollars in millions):

	Q3 2013 Period		Q3 2012 Period		Fiscal 2013 Period		Fiscal 2012 Period
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	18.9	51.2	17.7	50.6	52.4	51.1	53.9	50.5
Cost of concessions(2)	1.9	13.2	1.8	13.3	5.3	13.5	5.3	13.1
Other theatre operating expenses(3)	19.5	36.4	18.7	37.0	56.4	38.1	58.3	38.0
Sale and leaseback rentals(3)	3.7	6.9	3.8	7.5	11.3	7.6	11.4	7.4
General and administrative expenses(3)	1.6	3.0	1.5	3.0	4.5	3.0	4.6	3.0
____________________________________________

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues increased to 51.2% during the Q3 2013 Period from 50.6% in the Q3 2012 Period and for the Fiscal 2013 Period, increased to 51.1% from 50.5% in the Fiscal 2012 Period.  The increase in film rental and advertising costs as a percentage of box office revenues during the Q3 2013 Period and the Fiscal 2013 Period was primarily attributable to the mix of films exhibited during the Q3 2013 Period and Fiscal 2013 Period as compared to the comparable 2012 periods.

Cost of Concessions

During the Q3 2013 Period, cost of concessions increased $0.1 million, or 5.6%, to $1.9 million as compared to $1.8 million during the Q3 2012 Period. During the Fiscal 2013 Period, cost of concessions of $5.3 million was consistent with that of the Fiscal 2012 Period. Cost of concessions as a percentage of concessions revenues for the Q3 2013 Period was approximately 13.2%, compared to 13.3% during the Q3 2012 Period. For the Fiscal 2013 Period, cost of concessions as a percentage of concession revenues was approximately 13.5% compared to 13.1% for the Fiscal 2012 Period. The increase in cost of concessions as a percentage of concessions revenues during the Fiscal 2013 Period was primarily related to slightly higher raw material and packaged good costs during the period.

Other Theatre Operating Expense

Other theatre operating expenses increased $0.8 million, or 4.3%, to $19.5 million in the Q3 2013 Period, from $18.7 million in the Q3 2012 Period. During the Fiscal 2013 Period, other theatre operating expenses decreased $1.9 million, or 3.3%, to $56.4 million, from $58.3 million in the Fiscal 2012 Period.  The increase in other theatre operating expenses during the Q3 2013 Period was primarily attributable to increases in certain non-rent occupancy costs (approximately $0.6 million). The decrease in other theatre operating expenses during the Fiscal 2013 Period was attributable to reductions in certain non-rent occupancy costs (approximately $0.7 million), theatre level payroll (approximately $0.6 million), and utility expenses (approximately $0.3 million).

Sale and Leaseback Rentals

Sale and leaseback expenses of $3.7 million for the Q3 2013 Period were consistent with those of the Q3 2012 Period.    Sale and leaseback expenses of $11.3 million for the Fiscal 2013 Period were consistent with those of the Fiscal 2012 Period.    See Note 4 — "Sale-Leaseback Transactions" for further discussion of sale and leaseback transactions.

General and Administrative Expenses

General and administrative expenses of $1.6 million for the Q3 2013 Period increased $0.1 million, or 6.7%, from $1.5 million in the Q3 2012 Period. General and administrative expenses decreased $0.1 million, or 2.2%, to $4.5 million during the Fiscal 2013 Period, from $4.6 million in the Fiscal 2012 Period.  Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC.  The increase in general and administrative expenses during the Q3 2013 Period was due to the increase in management fee costs incurred resulting from the increase in total revenues during the Q3 2013 Period. The decrease in general and administrative expenses during the Fiscal 2013 Period was due to the decrease in management fee costs incurred resulting from the decline in total revenues during the Fiscal 2013 Period.  As a percentage of total revenues, general and administrative expenses during the Q3 2013 Period and the Fiscal 2013 Period were relatively consistent with that of the corresponding 2012 periods.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.2 million, or 10.5%, to $1.7 million for the Q3 2013 Period, from $1.9 million in the Q3 2012 Period. During the Fiscal 2013 Period, depreciation and amortization expense decreased $0.9 million, or 14.5%, to $5.3 million, from $6.2 million in the Fiscal 2012 Period.  The decrease in depreciation and amortization expense during the Q3 2013 Period and the Fiscal 2013 Period as compared to the Q3 2012 Period and the Fiscal 2012 Period was primarily due to the reduction in our screen count subsequent to the end of the Q3 2012 Period.

Net Loss on Disposal and Impairment of Operating Assets

Net loss on disposal and impairment of operating assets increased $1.0 million, to $1.3 million in the Fiscal 2013 Period, from $0.3 million in the Fiscal 2012 Period. The increase in net loss on disposal and impairment of operating assets during the Fiscal 2013 Period was primarily attributable to the closure of one underperforming theatre with nine screens during the quarter ended June 27, 2013.

Income from Operations

Income from operations increased $1.0 million, or 19.2%, to $6.2 million during the Q3 2013 Period, from $5.2 million in the Q3 2012 Period. During the Fiscal 2013 Period, income from operations decreased $1.6 million, or 12.0% to $11.7 million, from $13.3 million in the Fiscal 2012 Period.  The increase in income from operations during the Q3 2013 Period as compared to the Q3 2012 Period was primarily attributable to the increase in total revenues, partially offset by increases in certain variable operating expense line items described above. The decrease in income from operations during the Fiscal 2013 Period as compared to the Fiscal 2012 Period was primarily attributable to the decline in total revenues and a $1.0 million higher net loss on disposal and impairment of operating assets, partially offset by reductions in certain variable operating expense line items described above.

Income Taxes

The provision for income taxes of $2.4 million and $2.0 million for the Q3 2013 Period and the Q3 2012 Period, respectively, reflect effective tax rates of approximately 38.7% and 38.5%, respectively. The provision for income taxes of $4.6 million and $5.2 million for the Fiscal 2013 Period and the Fiscal 2012 Period, respectively, reflect effective tax rates of approximately 39.3% and 39.1%, respectively. The effective tax rates for all periods presented reflect the impact of certain non-deductible expenses.

Net Income Attributable to Controlling Interest

Net income attributable to controlling interest for the Q3 2013 Period totaled $3.7 million, which represents an increase of $0.6 million, from net income attributable to controlling interest of $3.1 million in the Q3 2012 Period. During the Fiscal 2013 Period, net income attributable to controlling interest totaled $7.0 million, which represents a decrease of $1.0 million, from net income attributable to controlling interest of $8.0 million in the Fiscal 2012 Period.  The increase in net income attributable to controlling interest for the Q3 2013 Period was attributable to an increase in operating income described above. The decrease in net income attributable to controlling interest for the Fiscal 2013 Period was primarily attributable to a decrease in operating income described above, partially offset by a decrease in income taxes described above.

Liquidity and Capital Resources

On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, investments, general corporate purposes related to corporate operations, related party transactions and debt services.  The principal sources of liquidity are cash generated from operations and cash on hand.

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

Net cash flows provided by operating activities totaled approximately $8.8 million and $5.4 million for the Fiscal 2013 Period and the Fiscal 2012 Period, respectively. The $3.4 million net increase in net cash flows provided by operating activities for the Fiscal 2013 Period as compared to the Fiscal 2012 Period was caused by a change in working capital activity of approximately $5.2 million, partially offset by a $1.8 million decrease in net income excluding non-cash items. Working capital activity was primarily impacted by changes in accounts payable and accrued expense and other activity during the Fiscal 2013 Period as compared to the Fiscal 2012 Period. The change in accounts payable activity and accrued expense and other activity during the Fiscal 2013 Period as compared to the Fiscal 2012 Period was primarily associated with the timing of film and certain other vendor payments during such periods.

Investing Activities

Our capital requirements have historically arisen principally in connection with retrofitting existing theatres, upgrading the Company’s theatre facilities and replacing equipment. We fund the cost of capital expenditures through internally generated cash flows and cash on hand.

The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets.  We currently expect capital expenditures for theatre expansion, upgrading and equipment replacements to be in the range of approximately $3.0 million to $7.0 million in fiscal year 2013.

Net cash flows used in investing activities totaled approximately $2.6 million and $3.7 million for the Fiscal 2013 Period and the Fiscal 2012 Period, respectively. The $1.1 million decrease in cash flows used in investing activities during the Fiscal 2013 Period, as compared to the Fiscal 2012 Period, was attributable to a $1.0 million decrease in capital expenditures and a $0.1 million increase in proceeds from the disposition of assets.

Financing Activities

Net cash flows provided by (used in) financing activities totaled approximately $6.1 million and $(6.4) million for the Fiscal 2013 Period and the Fiscal 2012 Period, respectively. The $12.5 million increase in cash flows provided by financing activities during the Fiscal 2013 Period, as compared to the Fiscal 2012 Period, was attributable to the change in related party receivables during the Fiscal 2013 Period as compared to the Fiscal 2012 Period.

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments and off-balance sheet arrangements as of December 27, 2012, please refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments" contained in our annual report on Form 10-K for the fiscal year ended December 27, 2012 and incorporated by reference herein.  As of September 26, 2013, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments.  We believe that the amount of cash and cash equivalents on hand and cash flow expected from operations will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

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

UATC does not maintain any direct exposure to market risk as of September 26, 2013.

Item 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 26, 2013, pursuant to Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 26, 2013, our disclosure controls and procedures were effective.

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
101
Financial statements from the quarterly report on Form 10-Q of United Artists Theatre Circuit, Inc. for the quarter ended September 26, 2013, filed on November 12, 2013, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED ARTISTS THEATRE CIRCUIT, INC.

Date:	November 12, 2013	By:	/s/ AMY E. MILES
Amy E. Miles
President
(Principal Executive Officer)

Date:	November 12, 2013	By:	/s/ DAVID H. OWNBY
David H. Ownby
Vice President and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 15d-14(a) Certification of Principal Financial Officer
101
Financial statements from the quarterly report on Form 10-Q of United Artists Theatre Circuit, Inc. for the quarter ended September 26, 2013, filed on November 12, 2013, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text.