Form 10-K
period 2013-12-26
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2014-03-14
CIK 889570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐ No ☒
The registrant is a wholly owned subsidiary of Regal Entertainment Group. As of June 27, 2013, there were no shares of voting or non-voting common stock held by non-affiliates of the registrant.
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I(2).
The number of shares outstanding of $1.00 par value common stock at March 14, 2014 was 100 shares.

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

DESCRIPTION OF BUSINESS

As of December 26, 2013, we operated 476 screens in 53 theatres in 17 states with over 14 million annual attendees for the fiscal year ended December 26, 2013 ("fiscal 2013"). Our theatres are managed by RCI, a wholly owned subsidiary of Regal, pursuant to a management arrangement described below.  We operate multi-screen theatres and have an average of approximately 9.0 screens per location. Theatre operations in six states (New York, California, Mississippi, Maryland, Texas, and Florida) accounted for approximately 73.6% and 71.8% of our total theatres and screens, respectively, as of December 26, 2013 and approximately 80.5% of UATC’s total revenue for fiscal 2013.

We have historically upgraded our theatre circuit by retrofitting existing theatres and strategically closing and disposing of under-performing theatres.  As of December 26, 2013, approximately 45% of our locations featured stadium seating and approximately 51% of our theatres had 10 or more screens.

The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2014) results in a 53-week fiscal year. For fiscal 2013, we reported total revenues, income from operations and net income attributable to controlling interest of $193.6 million, $13.9 million and $8.1 million, respectively. In addition, we generated $17.5 million of cash flows from operating activities during fiscal 2013.

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

Pursuant to our management agreement with RCI, RCI, through an agreement with National CineMedia, LLC ("National CineMedia"), provides all on-screen and lobby advertising services to UATC.  We receive a net fee for the use of our theatres for such advertising services that is recorded in other revenue.  On February 13, 2007, National CineMedia Inc. ("NCM Inc."), which serves as the sole manager of National CineMedia, completed an initial public offering, or IPO, of its common stock. In connection with the completion of the IPO, RCI amended and restated its existing exhibitor services agreement ("ESA") with National CineMedia, whereby in exchange for its pro rata share of the IPO proceeds, RCI agreed to a modification of National CineMedia’s payment obligation under the ESA.  The modification extended the term of the ESA to 30 years, provided National CineMedia with a five-year right of first refusal beginning one year prior to the end of the term and changed the basis upon which RCI is paid by National CineMedia from a percentage of revenues associated with advertising contracts entered into by National CineMedia to a monthly theatre access fee.  On-screen advertising time provided to our beverage concessionaire is provided by National CineMedia under the terms of their agreement with RCI.  See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

On December 26, 2013, National CineMedia sold its "Fathom Events" business to AC JV, LLC (“AC JV”), a newly-formed Delaware limited liability company owned, directly and indirectly, 32% by each of RCI, AMC Entertainment, Inc. ("AMC"), and Cinemark, Inc. ("Cinemark") and 4% by National CineMedia. The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators (including REG, AMC and Cinemark) to provide additional programs to augment their feature film schedule and includes events such as live and pre-recorded concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. In addition, on December 26, 2013, RCI amended and restated its existing exhibitor service agreement with National CineMedia in connection with the sale by National CineMedia of its Fathom Events business. AMC and Cinemark also amended and restated their respective existing exhibitor service agreements with National CineMedia in connection with the sale. The existing exhibitor service agreements were modified to remove those provisions addressing the rights and obligations related to digital programing services of the Fathom Events business. Those provisions are now contained in the Amended and Restated Digital Programming Exhibitor Services Agreements that were entered into on December 26, 2013 by National CineMedia and each of RCI, AMC and Cinemark, respectively. These Amended and Restated Digital Programming Exhibitor Services Agreements were then assigned by National CineMedia to AC JV as part of the sale.

INDUSTRY OVERVIEW AND TRENDS

The domestic motion picture exhibition industry is a mature business that has historically maintained steady long-term growth in revenues and attendance. Since 1965, total box office revenues have grown at a compound annual growth rate of approximately 5% with annual attendance of approximately 1.3 billion attendees in 2013. Against this background of steady long-term growth in revenues and attendance, the exhibition industry has experienced periodic short-term increases and decreases in attendance and in turn box office revenues. Consequently, we expect the cyclical nature of the domestic motion picture exhibition industry to continue for the foreseeable future. However, we believe that long-term trends in motion picture attendance in the U.S. will continue to benefit the domestic motion picture exhibition industry. For example, even during the most recent recessionary period, attendance levels remained stable.

Through the years, the domestic motion picture exhibition industry has experienced increased competition from other methods of delivering content to consumers, including network and syndicated television, cable and satellite television services, in-home video and DVD and pay-per-view services such as video on demand, digital downloads and streaming via the Internet. Traditionally, when motion picture distributors license their films to the domestic exhibition industry, they refrain from licensing their products to other delivery channels for a period of time, commonly called the theatrical release window. Over the past several years, the average period between a film's theatrical release and its in-home video or DVD release has remained relatively stable. However, we believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window during our film licensing decisions. Fundamentally, we believe that movie-going is a convenient, affordable and attractively priced form of out-of-home entertainment, which, on an average price per patron basis, continues to compare favorably to other out-of-home entertainment alternatives, such as concerts and sporting events.

More recently, the domestic motion picture industry has largely converted from film-based media to electronic-based media, including the distribution of feature films in a digital format rather than a 35 mm film format. Virtually all entertainment content today can be exhibited digitally. Digital projection produces a consistent state-of-the-art presentation for patrons as there is no degradation of image over the exhibition period of the motion picture. We believe that operating a digital theatre circuit provides greater flexibility in scheduling our programming content, which has enhanced our capacity utilization, and enables us to generate incremental revenue from differentiated motion picture formats, such as digital 3D, and the exhibition of specialty content offerings through certain industry joint venture arrangements, such as AC JV and Open Road Films.

Finally, the domestic motion picture exhibition industry is in the process of experimenting with various initiatives and concepts aimed at delivering a premium movie-going experience for its customers in order to differentiate services and build brand loyalty, which we believe will provide us the opportunity for incremental revenue and cash flows. We believe the benefits associated with delivering premium movie-going experiences are significant for our industry and provide us with the opportunity for incremental revenue from premium motion picture formats such as IMAX® and our proprietary large screen format, RPXSM. Other initiatives include broadening food and beverage offerings along with food and beverage self-serve stations, in-theatre dining and bar service, the enhancement of loyalty programs and other customer engagement initiatives such as mobile ticketing applications, internet ticketing, social media and other marketing initiatives. Finally, motion picture exhibitors have begun to offer various other customer amenities including reserved seating and luxury reclining seating. We are optimistic that these and other recent industry initiatives and trends will drive continued growth and strength for the domestic motion picture industry.

THEATRE OPERATIONS

UATC operates 476 screens in 53 theatres in 17 states as of December 26, 2013.  We primarily operate multi-screen theatres. Our multi-screen theatre complexes typically feature auditoriums ranging from 100 to 500 seats each. As a result, our theatres appeal to a diverse group of patrons because we offer a wide selection of films and convenient show times. In addition, many of our theatres feature state-of-the-art amenities such as immersive wall-to-wall and floor-to-ceiling screens, Sony Digital Cinema™ 4K projection systems, 3D digital projection systems, digital stereo surround-sound, closed-captioning, multi-station concessions stands, computerized ticketing systems, plush stadium seating with cup holders and retractable armrests, and enhanced interiors featuring video game and party room areas adjacent to the theatre lobby.

Our multi-screen theatres are designed to increase profitability by optimizing revenues per square foot while reducing our operational costs on a per attendee basis. We vary auditorium seating capacities within the same theatre, allowing us to exhibit films on a more cost effective basis for a longer period of time by shifting films to smaller auditoriums to meet changing attendance levels. In addition, we realize significant operating efficiencies by having common box office, concessions, projection, lobby and restroom facilities, which enables us to spread some of our costs, such as payroll, advertising, rent and utility costs over a higher revenue base. We strategically schedule movie show times to reduce staffing requirements and box office and concession line congestion and to provide more desirable parking and traffic flow patterns. We also actively monitor ticket sales in order to quickly recognize demand surges, which enables us to add seating capacity quickly and efficiently. In addition, we offer various forms of convenient ticketing methods, including print-at-home technology, self-serve kiosks, e-gift cards and mobile ticketing. Generally, we believe a modern megaplex featuring stadium seating is preferred by patrons over a sloped-floor multiplex theatre, the predominant theatre-type built prior to 1996. We believe that operating a theatre circuit consisting primarily of modern theatres enhances our ability to attract patrons and believe theatres larger than the current 10 to 18 screen megaplex are not able to generate attractive returns in most locations because of the substantial market suitability requirements to generate a level of profitability similar to the current megaplex format. We also believe that another evolution of theatre formats beyond the current megaplex is unlikely to occur in the foreseeable future.

The following table details the number of locations and theatre screens in our theatre circuit ranked by the number of screens in each state as of December 26, 2013:

State	Locations	Number of Screens
New York	12	100
California	9	69
Mississippi	7	56
Maryland	4	46
Texas	4	45
Florida	3	26
New Jersey	2	24
Colorado	2	24
Louisiana	2	16
Michigan	1	14
Arkansas	1	12
Virginia	1	10
Indiana	1	9
Nevada	1	8
North Carolina	1	7
Pennsylvania	1	6
Georgia	1	4
Total	53	476

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

In addition, we have implemented quality assurance programs in all of our theatres to maintain clean, comfortable and modern facilities and monitor food service. To maintain quality and consistency within our theatre circuit, district and regional managers and various contractual service partners regularly inspect each theatre and provide recurring feedback. In addition, we consistently solicit feedback from our patrons through an on-line guest experience program whereby our guests rank and provide detailed comments and experiences for each of our theatres. Finally, we also conduct a "mystery shopper" program, which involves unannounced visits by unidentified customers who report on the quality of service, film presentation and cleanliness at individual theatres.

FILM DISTRIBUTION

Domestic movie theatres are the primary initial distribution channel for domestic film releases. The theatrical success of a film is often the most important factor in establishing its value in other film distribution channels. Motion pictures are generally made available through several alternative distribution methods after the theatrical release date, including network and syndicated television, cable and satellite television services, in-home video and DVD and pay-per-view services such as video on demand, digital downloads and streaming via the Internet. A strong opening run at the theatre can help establish a film's success and substantiate the film's revenue potential. For example, the value of home video, DVD and pay cable distribution agreements frequently depends on the success of a film's theatrical release. As the primary distribution mechanism for the public's evaluation of films, we believe that domestic theatrical distribution remains the cornerstone of a film's overall financial success.

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

Relationship with Distributors.  Many distributors provide quality first-run movies to the motion picture exhibition industry. For fiscal 2013, films shown from our ten major film distributors accounted for approximately 94% of our admissions revenues. Five of the ten major film distributors each accounted for more than 10% of fiscal 2013 admission revenues. No single film distributor accounted for more than 20% of fiscal 2013 admissions revenues. We license films from each of the major distributors and believe that our relationships with these distributors are good. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and popularity of films that each one distributes.

CONCESSIONS

In addition to box office admissions revenues, we generated approximately 26.3% of our total revenues from concessions sales during fiscal 2013. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by actively managing concession line congestion, optimizing product mix and through expansion of our concession offerings, introducing special promotions from time to time and offering employee training and incentive programs to up-sell and cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. We have historically maintained strong brand relationships and management negotiates directly with these manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.

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

We also compete with other motion picture distribution channels, including network and syndicated television, in-home video and DVD, cable/satellite and pay-per-view services such as video on demand, digital downloads and streaming via the Internet. Other technologies could also have an adverse effect on our business and results of operations. When motion picture distributors license their products to the domestic exhibition industry, they refrain from licensing their motion pictures to these other distribution channels for a period of time, commonly called the theatrical release window. The theatrical release window has been stable over the past several years. However, we believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window during our film licensing decisions.

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

We participate in a frequent moviegoer loyalty program sponsored by REG, named the Regal Crown Club®, in all of our markets and it is the largest loyalty program in our industry. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our theatres.  Through the Regal Crown Club®, we seek to enhance the customer experience and increase frequency of purchases to generate additional revenue. As of December 26, 2013, REG had nearly nine million active members in the Regal Crown Club®.  In addition, we seek to develop patron loyalty through a number of other marketing programs such as summer children’s film series, cross-promotional ticket redemptions and promotions within local communities. During 2012, REG launched a mobile ticketing application designed to give customers quick access to box office information via their Apple iPhone® or Android™ phone. The application provides customers the ability to find films, movie information, showtimes, special offers and purchase tickets for local theatres, thereby expediting the admissions process. Additionally, the application helps customers stay up-to-date on the latest coupons and Regal Crown Club® loyalty program promotions.

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

SEASONALITY

Our revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, motion picture studios release the most marketable motion pictures during the summer and the holiday season. The emergence of a hit film during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one fiscal quarter are not necessarily indicative of results for the next fiscal quarter or any other fiscal quarter. The seasonality of motion picture exhibition, however, has become less pronounced as motion picture studios are releasing motion pictures somewhat more evenly throughout the year.

EMPLOYEES

As of December 26, 2013, we employed approximately 1,516 persons. The Company considers its employee relations to be good.

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

We have substantial lease obligations. For fiscal 2013, our total rent expense was approximately $34.9 million. As of December 26, 2013, we had total contractual cash obligations of approximately $114.2 million. For a detailed discussion of our contractual cash obligations and other commercial commitments over the next several years, refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments" provided in Part II, Item 7 of this Form 10-K.

If we are unable to meet our lease obligations, we could be forced to restructure our obligations and seek additional funding from our Parent, a wholly owned subsidiary of Regal, or sell assets. We may be unable to restructure our obligations and obtain additional funding from our Parent or sell assets on satisfactory terms or at all. As a result, the inability to meet our lease obligations could cause us to default on those obligations. Certain of our lease agreements contain restrictive covenants that limit our ability to take specific actions or require us not to allow specific events to occur and prescribe minimum financial maintenance requirements that we must meet. If we violate those restrictive covenants or fail to meet the minimum financial requirements contained in a lease, we would be in default under that instrument, which could, in turn, result in defaults under other leases. Any such defaults could materially impair our financial condition and liquidity.  In addition, UATC’s ability to sell assets is restricted by the terms of the Participation Agreement entered into in connection with the 1995 sale and leaseback transaction described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Consent decrees resulting from those cases effectively require major motion picture distributors to offer and license films to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for our licenses on a film-by-film and theatre-by-theatre basis. In addition, the film distribution business is highly concentrated, with ten major film distributors accounting for approximately 94% of our admissions revenues during fiscal 2013. Our business depends on maintaining good relations with these distributors. We are dependent on our ability to negotiate commercially favorable licensing terms for first-run films. A deterioration in our relationship with any of the ten major film distributors could affect our ability to negotiate film licenses on favorable terms or our ability to obtain commercially successful films and, therefore, could hurt our business and results of operations.

An increase in the use of alternative film delivery methods may drive down movie theatre attendance and reduce ticket prices.

We compete with other movie delivery vehicles, including network and syndicated television, cable and satellite television services, in-home video and DVD and pay-per-view services such as video on demand, digital downloads and streaming via the Internet. When motion picture distributors license their products to the domestic exhibition industry, they refrain from licensing their motion pictures to these other delivery vehicles during the theatrical release window. The average theatrical release window has decreased from approximately six months to approximately four months over the last decade. Further, some film studios have experimented with offering consumers a premium video-on-demand option for certain films approximately two months after their theatrical launch. We believe that a material contraction of the current theatrical release window could significantly dilute the consumer appeal of the in-theatre motion picture offering, which could have a material adverse effect on our business and results of operations.

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

Generally, stadium seating found in modern megaplex theatres is preferred by patrons over slope-floored multiplex theatres, which were the predominant theatre-type built prior to 1996. Although, as of December 26, 2013, approximately 45% of our locations featured stadium seating, we still serve many markets with sloped-floored multiplex theatres. These theatres may be more vulnerable to competition than our modern megaplex theatres, and should other theatre operators choose to build and operate modern megaplex theatres in these markets, the performance of our theatres in these markets may be significantly and negatively impacted. In addition, should other theatre operators return to the aggressive building strategies undertaken in the late 1990's, our attendance, revenue and income from operations per screen could decline substantially.

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

Theatre attendance may also be affected by political events, such as terrorist attacks on, or wars or threatened wars involving, the United States, health related epidemics and random acts of violence, any one of which could cause people to avoid our theatres or other public places where large crowds are in attendance. In addition, due to our concentration in certain markets, natural disasters such as hurricanes, earthquakes and severe storms in those markets could adversely affect our overall results of operations.

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

We are subject to substantial government regulation, which could entail significant cost.

We are subject to various federal, state and local laws, regulations and administrative practices affecting our business, and we must comply with provisions regulating health and sanitation standards, equal employment, environmental, and licensing for the sale of food and, in some theatres, alcoholic beverages. Changes in existing laws or implementation of new laws, regulations and practices could have a significant impact on our business. A significant portion of our theatre level employees are part time workers who are paid at or near the applicable minimum wage in the theatre's jurisdiction. Increases in the minimum wage and implementation of reforms requiring the provision of additional benefits will increase our labor costs.

Our theatres must comply with the ADA to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, award of damages to private litigants and additional capital expenditures to remedy such non-compliance.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

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

As of December 26, 2013, we operated 52 of our theatres pursuant to lease agreements and owned the land and building for one theatre. For a list of the states in which we operated theatres and the number of theatres and screens operated in each such state as of December 26, 2013, please see the chart under Part I, Item 1 of this Form 10-K under the caption "Business—Theatre Operations," which is incorporated herein by reference. Of the 53 owned and leased theatres, one theatre with nine screens is held by a corporation, owned 51% by UATC.  The remaining owned and leased theatres are held directly by UATC or its wholly owned subsidiaries.  Certain of our leased theatres are subject to sale and leaseback transactions, as further described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

UATC leases the land, building and equipment in the theatres owned by Prop I in accordance with a master affiliate lease.  The Prop I master lease expired in 2003 and UATC exercised its option to extend the lease for an additional ten years. During the year ended December 26, 2013, the lease was subsequently extended through 2016.

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

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 14, 2014, UATC’s common stock is held entirely by the Parent.  There is no established public trading market for the Company’s common stock.  UATC’s ability to pay dividends is restricted by the terms of the Participation Agreement entered into in connection with the 1995 sale and leaseback transaction described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 6.  SELECTED FINANCIAL DATA

Under the reduced disclosure format permitted by General Instruction I(2) of Form 10-K for wholly owned subsidiaries, the information otherwise required by this item has been omitted.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of UATC for the fiscal years ended December 26, 2013, December 27, 2012 and December 29, 2011. The following discussion and analysis should be read in conjunction with the consolidated financial statements of UATC and the notes thereto included elsewhere in this Form 10-K.

Overview and Basis of Presentation

As of December 26, 2013, we operate 476 screens in 53 theatres in 17 states with over 14 million annual attendees during fiscal 2013.  The theatres we operate are managed by RCI, a wholly owned subsidiary of Regal, pursuant to a management arrangement described below.  We primarily operate multi-screen theatres and have an average of approximately 9.0 screens per location. Theatre operations in six states (New York, California, Mississippi, Maryland, Texas, and Florida) accounted for approximately 73.6% and 71.8% of our total theatres and screens, respectively, as of December 26, 2013 and approximately 80.5% of UATC’s total revenue for fiscal 2013.  The Company manages its business under one reportable segment: theatre exhibition operations.

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

We generate revenues primarily from admissions and concession sales. Additional revenues are generated by our vendor marketing programs and various other activities in our theatres.  In addition, National CineMedia provides us with a theatre access fee associated with revenues generated from its sale of on-screen advertising, concerts and other events pursuant to its arrangements with RCI (described in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K). Film rental costs depend primarily on the popularity and box office revenues of a film, and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to maximize our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

The Company's revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, motion picture studios release the most marketable motion pictures during the summer and holiday seasons. The emergence or continuance of a "hit" film during other periods can alter the traditional pattern. The timing of movie releases can have a significant effect on the Company's results of operations, and the results of one fiscal quarter are not necessarily indicative of the results for the next or any other fiscal quarter. The seasonality of motion picture exhibition, however, has become less pronounced as motion picture studios are releasing motion pictures somewhat more evenly throughout the year. The Company does not believe that inflation has had a material impact on its financial position or results of operations.

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

We believe the following accounting policies are critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•
FASB Accounting Standards Codification ("ASC") Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill specifies that goodwill and indefinite-lived intangible assets will be subject to an annual impairment assessment. Based on our annual impairment assessment conducted during fiscal 2013, fiscal 2012 and fiscal 2011, we were not required to record a charge for goodwill impairment. In assessing the recoverability of the goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods.

•
We estimate our film cost expense and related film cost payable based on management's best estimate of the expected box office revenue of each film over the length of its run in our theatres and the ultimate settlement of such film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically "settled" within two to three months of a particular film's opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. The ultimate revenues of a film can be estimated reasonably accurately within a few weeks after the film is released based on the film's initial box office receipts. As a result, there are typically insignificant variances between our estimates of film cost expense and the final film cost payable, because we make such estimates based on each film's box office receipts through the end of the reporting period. For the fiscal years ended December 26, 2013, December 27, 2012 and December 29, 2011, there were no significant changes in our film cost estimation and settlement procedures.

•
We depreciate and amortize the components of our property and equipment relating to both owned and leased theatres on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets. Each owned theatre consists of a building structure, structural improvements, seating and concession and film display equipment. While we have assigned an estimated useful life of less than 30 years to certain acquired facilities, we estimate that our newly constructed buildings generally have an average economic useful life of 30 years. Certain of our buildings have been in existence for more than 40 years. With respect to equipment (e.g., concession stand, point-of-sale equipment, etc.), a substantial portion is depreciated over seven years or less, which has been our historical replacement period. Seats and digital projection equipment generally have a longer useful economic life, and their depreciable lives (12-17.5 years) are based on our experience and replacement practices. The estimates of the assets' useful lives require our judgment and our knowledge of the assets being depreciated and amortized. Further, we review the economic useful lives of such assets annually and make adjustments thereto as necessary. To the extent we determine that certain of our assets have become obsolete, we accelerate depreciation over the remaining useful lives of the assets. Actual economic lives may differ materially from these estimates.

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

For the fiscal years ended December 26, 2013, December 27, 2012 and December 29, 2011, no significant changes have been made to the depreciation and amortization rates applied to operating assets, the underlying assumptions related to estimates of depreciation and amortization, or the methodology applied. For the fiscal year ended December 26, 2013, consolidated depreciation and amortization expense was $6.9 million, representing 3.6% of consolidated total revenues. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation and amortization expense would have decreased by approximately $0.4 million or 6.1%. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation and amortization expense would have increased by approximately $0.5 million or 6.9%.

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

For fiscal 2013, our provision for income taxes was $5.7 million. Changes in management’s estimates and assumptions regarding the probability that certain tax return positions will be sustained, the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could impact the provision for income taxes and change the effective tax rate. A one percentage point change in the effective tax rate from 41.0% to 42.0% would have increased the current year income tax provision by approximately $0.1 million.

Significant Events and Fiscal 2014 Outlook

We are optimistic regarding the breadth of the 2014 film slate, including the timing of the release schedule and the number of films scheduled for release in premium-priced formats. Evidenced by the motion picture studios' continued efforts to promote and market upcoming film releases, 2014 appears to be another year of high-profile releases such as 300: Rise of an Empire, Mr. Peabody & Sherman, Divergent, Captain America: The Winter Soldier, Rio 2, The Amazing Spider-Man 2, Godzilla, X-Men: Days of Future Past, Maleficent, 22 Jump Street, How to Train Your Dragon 2, Transformers: Age of Extinction, Dawn of Planet of the Apes, Guardians of the Galaxy, Interstellar, The Hunger Games: Mockingjay, Part 1, The Hobbit: There And Back Again and Night at the Museum 3.

We believe the installation of premium screens allows us to offer our patrons all-digital large format experiences that generate incremental revenue and cash flows for the Company. As of December 26, 2013, we operated a total of 232 digital 3D capable projection systems (approximately 48% of our total screens).

With respect to capital expenditures, subject to the timing of certain construction projects, we expect capital expenditures (net of proceeds from asset sales) to be in the range of $4.0 million to $8.0 million for fiscal 2014, consisting of the expansion of existing theatre facilities, equipment upgrades and replacements.

Overall for the fiscal 2014 year, we expect to benefit from the impact of a 53-week fiscal year and modest increases in ticket prices and average concessions per patron. In addition, we expect fiscal 2014 admissions and concessions revenues to be supported by our continued focus on efficient theatre operations and through opportunities to expand our concession offerings. For an understanding of the significant factors that influenced our performance during the past three fiscal years, the preceding and following discussion should be read in conjunction with the consolidated financial statements and the notes thereto presented in Part II, Item 8 of this Form 10-K.

Results of Operations

Based on our review of industry sources, North American box office revenues for the time period that corresponds to UATC's fiscal 2013 were estimated to have increased by approximately one to two percent in comparison to the period of time that corresponds to fiscal 2012. The industry's box office results for 2013 were positively impacted by strong attendance from the breadth and commercial success of the overall film slate during 2013.

The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of operations for the fiscal years ended December 26, 2013 ("Fiscal 2013 Period"), December 27, 2012 ("Fiscal 2012 Period") and December 29, 2011 ("Fiscal 2011 Period"):

	Fiscal 2013 Period	Fiscal 2012 Period	Fiscal 2011 Period
Revenues:
Admissions	69.4%	69.7%	70.2%
Concessions	26.3	26.3	26.4
Other operating revenues	4.3	4.0	3.4
Total revenues	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	35.6	35.1	35.5
Cost of concessions	3.5	3.5	3.5
Other theatre operating expenses	38.7	38.0	40.9
Sale and leaseback rentals	7.8	7.5	7.5
General and administrative expenses	3.0	3.0	3.0
Depreciation and amortization	3.6	4.0	4.6
Net loss (gain) on disposal and impairment of operating assets and other	0.7	1.6	—
Total operating expenses	92.9	92.7	95.0
Income from operations	7.1%	7.3%	5.0%

Revenues

The following table summarizes revenues and revenue-related data for the Fiscal 2013 Period, the Fiscal 2012 Period and the Fiscal 2011 Period (in millions, except averages):

	Fiscal 2013 Period	Fiscal 2012 Period	Fiscal 2011 Period
Admissions	$134.4	$140.4	$141.2
Concessions	50.9	53.0	53.1
Other operating revenues	8.3	8.1	6.9
Total revenues	$193.6	$201.5	$201.2
Attendance	14.6	15.6	16.2
Average ticket price (1)	$9.21	$9.00	$8.72
Average concessions per patron (2)	$3.49	$3.40	$3.28

_____________________________________________________________
(1)    Calculated as admissions revenue/attendance.
(2)    Calculated as concessions revenue/attendance.

Admissions

During the Fiscal 2013 Period, total admissions revenues decreased $6.0 million, or 4.3%, to $134.4 million, from $140.4 million in the Fiscal 2012 Period.  A 6.4% decline in attendance (approximately $9.0 million of total admissions revenue), partially offset by a 2.3% increase in average ticket prices (approximately $3.0 million of total admissions revenue), led to the decrease in the Fiscal 2013 Period admissions revenues. The Fiscal 2013 Period decrease in attendance was primarily attributable to difficult comparisons with the strong attendance experienced in the Fiscal 2012 Period from such pictures as The Avengers, The Dark Knight Rises and The Hunger Games and the closure of 9 underperforming screens during the Fiscal 2013 Period, partially offset by the the breadth and commercial appeal of the overall film slate during the Fiscal 2013 Period. The primary driver of the increase in our Fiscal 2013 Period average ticket price was selective price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions).

During the Fiscal 2012 Period, total admissions revenues decreased $0.8 million, or 0.6%, to $140.4 million, from $141.2 million in the Fiscal 2011 Period. A 3.7% decline in attendance (approximately $5.2 million of total admissions revenue), partially offset by a 3.2% increase in average ticket prices (approximately $4.4 million of total admissions revenue), led to the decrease in the Fiscal 2012 Period admissions revenues. The Fiscal 2012 Period decrease in attendance was primarily attributable to the closure of 42 underperforming screens during the Fiscal 2012 Period and continued aging of our theatres (approximately 39% of our screens are located in older, sloped floor multiplexes), partially offset by the commercial appeal to our patrons of certain films exhibited in our theatres during the Fiscal 2012 Period, including The Avengers, The Dark Knight Rises and The Hunger Games, as compared to the films exhibited during the Fiscal 2011 Period. The primary driver of the increase in our Fiscal 2012 Period average ticket price was selective price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions).

Concessions

Total concessions revenues decreased $2.1 million, or 4.0%, to $50.9 million in the Fiscal 2013 Period, from $53.0 million in the Fiscal 2012 Period.  Average concessions revenues per patron during the Fiscal 2013 Period increased 2.6%, to $3.49, from $3.40 for the Fiscal 2012 Period.  The decrease in total concessions revenues during the Fiscal 2013 Period was attributable to the aforementioned 6.4% decline in attendance (approximately $3.4 million of total concessions revenues) during the period, partially offset by a 2.6% increase in average concessions revenues per patron (approximately $1.3 million of total concessions revenues). The increase in average concessions revenues per patron for the Fiscal 2013 Period was primarily a result of an increase in popcorn and beverage sales volume during the Fiscal 2013 Period, and to a lesser extent, selective price increases and the positive impact of an expanded variety of food items offered in certain of our theatres during the Fiscal 2013 Period.

Total concessions revenues decreased $0.1 million, or 0.2%, to $53.0 million in the Fiscal 2012 Period, from $53.1 million in the Fiscal 2011 Period. Average concessions revenues per patron during the Fiscal 2012 Period increased 3.7%, to $3.40, from $3.28 for the Fiscal 2011 Period. The decrease in total concessions revenues during the Fiscal 2012 Period was attributable to the aforementioned decline in attendance during the period (approximately $2.0 million of total concessions revenues), partially offset by an increase in average concessions revenues per patron (approximately $1.9 million of total concessions revenues). The increase in average concessions revenues per patron for the Fiscal 2012 Period was primarily a result of an increase in popcorn and beverage sales volume during the Fiscal 2012 Period, and to a lesser extent, the positive impact of an expanded variety of food items offered in certain of our theatres during the Fiscal 2012 Period.

Other Operating Revenues

Other operating revenues increased $0.2 million, or 2.5%, to $8.3 million for the Fiscal 2013 Period, from $8.1 million for the Fiscal 2012 Period.  Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for on-screen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs and other theatre revenues.  The increase in other operating revenues during the Fiscal 2013 Period was driven by incremental revenues from our vendor marketing programs.

Other operating revenues increased $1.2 million, or 17.4%, to $8.1 million for the Fiscal 2012 Period, from $6.9 million for the Fiscal 2011 Period. Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for on-screen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs and other theatre revenues. The increase in other operating revenues during the Fiscal 2012 Period was primarily driven by incremental revenues from our vendor marketing programs (approximately $0.6 million) and increases in other theatre revenues (approximately $0.5 million).

Operating Expenses

The following table summarizes certain operating expenses for the Fiscal 2013 Period, the Fiscal 2012 Period and the Fiscal 2011 Period (dollars in millions):

	Fiscal 2013 Period		Fiscal 2012 Period		Fiscal 2011 Period
	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs (1)	68.9	51.3	70.8	50.4	71.4	50.6
Cost of concessions (2)	6.7	13.2	7.0	13.2	7.1	13.4
Other theatre operating expenses (3)	74.9	38.7	76.6	38.0	82.3	40.9
Sale and leaseback rentals (3)	15.1	7.8	15.1	7.5	15.1	7.5
General and administrative expenses (3)	5.9	3.0	6.1	3.0	6.1	3.0
_________________________________________________________________________________
(1)    Percentage of revenues calculated as a percentage of admissions revenues.
(2)    Percentage of revenues calculated as a percentage of concessions revenues.
(3)    Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues increased to 51.3% during the Fiscal 2013 Period from 50.4% in the Fiscal 2012 Period. The increase in film rental and advertising costs as a percentage of admissions revenues during the Fiscal 2013 Period was primarily attributable to the allocation of films exhibited during the Fiscal 2013 Period compared to the Fiscal 2012 Period.

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

Cost of Concessions

For the Fiscal 2013 Period, cost of concessions decreased $0.3 million, or 4.3% to $6.7 million as compared to $7.0 million during the Fiscal 2012 Period.  Cost of concessions as a percentage of concession revenues for the Fiscal 2013 Period was approximately 13.2% and was consistent with that of the Fiscal 2012 Period.

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

Other Theatre Operating Expenses

Other theatre operating expenses decreased $1.7 million, or 2.2%, to $74.9 million in the Fiscal 2013 Period, from $76.6 million in the Fiscal 2012 Period.  The decrease in other theatre operating expenses during the Fiscal 2013 Period as compared to the Fiscal 2012 Period was primarily attributable to reductions in theatre level payroll (approximately $0.8 million), certain non-rent occupancy costs (approximately $0.4 million), and utility expenses ($0.3 million), resulting from the closure of 9 underperforming screens during the Fiscal 2013 Period.

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

Sale and Leaseback Rentals

Sale and leaseback expenses of $15.1 million for the Fiscal 2013 Period were consistent with that of the Fiscal 2012 Period and the Fiscal 2011 Period.  See Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of sale and leaseback transactions.

General and Administrative Expenses

During the Fiscal 2013 Period, general and administrative expenses decreased $0.2 million, or 3.3%, to $5.9 million, from $6.1 million in the Fiscal 2012 Period. Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC. The decrease in general and administrative expenses during the Fiscal 2013 Period was due to the decrease in management fee costs incurred resulting from the decline in total revenues during the Fiscal 2013 period. As a percentage of total revenues, general and administrative expenses remained consistent, at 3.0%, during the Fiscal 2013 Period and the Fiscal 2012 Period.

During the Fiscal 2012 Period, general and administrative expenses of $6.1 million were consistent with that of the Fiscal 2011 Period. As a percentage of total revenues, general and administrative expenses remained consistent, at 3.0%, during the Fiscal 2012 Period and the Fiscal 2011 Period.

Depreciation and Amortization

During the Fiscal 2013 Period, depreciation and amortization expense decreased $1.2 million, or 14.8%, to $6.9 million, from $8.1 million in the Fiscal 2012 Period.  The decrease in depreciation and amortization expense during the Fiscal 2013 Period as compared to the Fiscal 2012 Period was primarily due to a reduction in depreciation related to the replacement of owned 35mm film projectors with leased digital projection systems and lower depreciation associated with a decrease in capital expenditures during the Fiscal 2013 Period.

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

Net loss (gain) on disposal and impairment of operating assets and other

Net loss (gain) on disposal and impairment of operating assets and other decreased $1.9 million, to $1.3 million during the Fiscal 2013 Period, from $3.2 million in the Fiscal 2012 Period.  Net loss (gain) on disposal and impairment of operating assets and other for the Fiscal 2013 Period was primarily impacted by impairment charges of $0.8 million incurred during the period.

Net loss (gain) on disposal and impairment of operating assets and other increased $3.3 million, to a $3.2 million loss during the Fiscal 2012 Period, from a $0.1 million gain in the Fiscal 2011 Period. The increase in net loss (gain) on disposal and impairment of operating assets and other during the Fiscal 2012 Period was primarily attributable to a $2.8 million increase in our loss contingency reserve which is more fully described in Note 8 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Income from Operations

Income from operations decreased $0.7 million, or 4.8%, to $13.9 million during the Fiscal 2013 Period, from $14.6 million in the Fiscal 2012 Period. The net decrease in income from operations during the Fiscal 2013 Period as compared to the Fiscal 2012 Period was primarily attributable to the decline in total revenues, partially offset by reductions in certain variable operating expense line items described above and a lower net loss on disposal and impairment of operating assets and other.

Income from operations increased $4.6 million, or 46.0%, to $14.6 million during the Fiscal 2012 Period, from $10.0 million in the Fiscal 2011 Period. The net increase in income from operations during the Fiscal 2012 Period as compared to the Fiscal 2011 Period was primarily attributable to a slight increase in total revenues, reductions in certain variable operating expense line items described above, partially offset by a greater net loss on disposal and impairment of operating assets and other.

Income Taxes

The provision for income taxes decreased $2.1 million, or 26.9%, to $5.7 million for the Fiscal 2013 Period, from $7.8 million for the Fiscal 2012 Period.  Accordingly, the effective tax rate was 41.0% and 53.4% for the Fiscal 2013 and Fiscal 2012 Periods, respectively.  The decrease in the effective tax rate was primarily related to a change in state tax filing methods during the Fiscal 2012 Period.  The effective tax rate for each period also reflects the impact of certain non-deductible expenses.

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

Net Income Attributable to Controlling Interest

During the Fiscal 2013 Period, net income attributable to controlling interest totaled $8.1 million, which represents an increase of $1.4 million over the Fiscal 2012 Period.  The increase in net income attributable to controlling interest for the Fiscal 2013 Period was primarily attributable to the decrease in income taxes described above, partially offset by a decrease in operating income described above.

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

Quarterly Results

The following table sets forth selected unaudited quarterly results for the eight quarters ended December 26, 2013. The quarterly financial data as of each period presented below have been derived from UATC’s unaudited condensed consolidated financial statements for those periods. Results for these periods are not necessarily indicative of results for the full year. The quarterly financial data should be read in conjunction with the consolidated financial statements of UATC and notes thereto included in Part II, Item 8 of this Form 10-K.

	Dec. 26, 2013	Sept. 26, 2013	June 27, 2013	March 28, 2013	Dec. 27, 2012	Sept. 27, 2012	June 28, 2012	March 29, 2012
	(in millions)
Total revenues	$45.4	$53.5	$53.3	$41.4	$48.2	$50.6	$52.8	$49.9
Income from operations	2.2	6.2	4.3	1.2	1.3	5.2	4.2	3.9
Net income (loss) attributable to controlling interest	1.1	3.7	2.6	0.7	(1.3)	3.1	2.5	2.4

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

Net cash flows provided by operating activities totaled approximately $17.5 million, $14.0 million and $11.5 million for the Fiscal 2013 Period, the Fiscal 2012 Period and the Fiscal 2011 Period, respectively. The $3.5 million increase in net cash flows generated from operating activities for the Fiscal 2013 Period as compared to the Fiscal 2012 Period was caused by positive fluctuations in working capital activity of approximately $8.4 million, partially offset by a $4.9 million decrease in net income excluding non-cash items.  Working capital activity was primarily impacted by changes in accounts payable activity (primarily film rental liabilities) and accrued expenses and other liabilities during the Fiscal 2013 Period as compared to the Fiscal 2012 Period. The change in accrued expense and other activity and accounts payable activity was primarily due to the timing of film and certain other vendor payments associated with increased attendance and admissions revenues at our theatres during the latter part of the Fiscal 2013 Period.

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

The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets.  We currently expect capital expenditures for theatre expansion, upgrading and equipment replacements to be in the range of approximately $4.0 million to $8.0 million in fiscal year 2014.

Net cash flows used in investing activities totaled approximately $3.5 million, $5.6 million and $2.6 million for the Fiscal 2013 Period, the Fiscal 2012 Period and the Fiscal 2011 Period, respectively.  The $2.1 million decrease in cash flows used in investing activities during the Fiscal 2013 Period, as compared to the Fiscal 2012 Period, was attributable to a $2.1 million decrease in capital expenditures (net of proceeds from disposals) during the Fiscal 2013 Period. The $3.0 million increase in cash flows used in investing activities during the Fiscal 2012 Period, as compared to the Fiscal 2011 Period, was attributable to a $3.0 million increase in capital expenditures (net of proceeds from disposals) during the Fiscal 2012 Period.

Financing Activities

Net cash flows provided by (used in) financing activities were approximately $6.3 million, $(8.5) million and $(6.5) million for the Fiscal 2013 Period, the Fiscal 2012 Period and the Fiscal 2011 Period, respectively. The net increase in cash flows provided by financing activities during the Fiscal 2013 Period as compared to the Fiscal 2012 Period of $14.8 million was primarily attributable to the change in related party receivable and other activity of $15.0 million during the Fiscal 2013 Period as compared to the Fiscal 2012 Period (described further in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K), partially offset by an increase of $0.2 million in debt payments during the Fiscal 2013 Period. The net increase in cash flows used in financing activities during the Fiscal 2012 Period as compared to the Fiscal 2011 Period of $2.0 million was primarily attributable to the change in related party receivable and other activity of $2.2 million during the Fiscal 2012 Period as compared to the Fiscal 2011 Period, partially offset by a decrease of $0.2 million in debt payments during the Fiscal 2012 Period.

Sale-Leaseback Transactions

For information regarding our various sale and leaseback transactions, refer to Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Contractual Cash Obligations and Commitments

The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases, including leases that are subject to sale and leaseback transactions, as further described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.  Other than operating leases that are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing.  As of December 26, 2013, the Company’s estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
Contractual Obligations	Total	Current	13-36 Months	37-60 Months	After 60 Months
Capital lease obligations, including interest(1)	$0.9	$0.3	$0.6	$—	$—
Purchase commitments(2)	0.1	0.1	—	—	—
Operating leases(3)	113.2	34.7	52.5	18.0	8.0
Total contractual cash obligations	$114.2	$35.1	$53.1	$18.0	$8.0
_____________________________________________

(1)
The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of December 26, 2013.  Future interest payments are calculated based on interest rates implicit in the underlying leases, which have an interest rate of 10.0%, maturing in 2016. Refer to Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our capital lease obligations.

(2)	Includes estimated capital expenditures to which we were committed as of December 26, 2013, including improvements associated with existing theatres and the estimated cost of ADA related betterments.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

UATC’s market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates.  As of December 26, 2013, the Company maintained no debt obligations bearing floating interest rates.

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

Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of such controls as of December 26, 2013. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that the Company’s internal control over financial reporting is effective as of December 26, 2013.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors
United Artists Theatre Circuit, Inc.:

We have audited the accompanying consolidated balance sheets of United Artists Theatre Circuit, Inc. and subsidiaries (the Company) as of December 26, 2013 and December 27, 2012, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 26, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Artists Theatre Circuit, Inc. and subsidiaries as of December 26, 2013 and December 27, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 26, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Knoxville, Tennessee
March 12, 2014

UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 26, 2013	December 27, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75.0	$54.7
Receivables	1.5	1.1
Prepaid expenses, concession inventory and other current assets	1.4	1.4
Deferred income tax asset	2.0	2.3
TOTAL CURRENT ASSETS	79.9	59.5
PROPERTY AND EQUIPMENT:
Land	2.7	2.7
Buildings, leasehold improvements and equipment	106.4	107.1
TOTAL PROPERTY AND EQUIPMENT	109.1	109.8
Accumulated depreciation and amortization	(78.2)	(74.2)
Total property and equipment, net	30.9	35.6
GOODWILL	7.1	7.1
OTHER NON-CURRENT ASSETS	10.3	5.9
TOTAL ASSETS	$128.2	$108.1
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$8.2	$5.1
Accrued expenses and other	7.4	6.3
Current portion of debt obligations	0.3	0.3
TOTAL CURRENT LIABILITIES	15.9	11.7
OTHER NON-CURRENT LIABILITIES	4.9	1.8
NON-CURRENT DEFERRED REVENUE	23.4	24.1
LONG-TERM DEBT, LESS CURRENT PORTION	0.5	0.8
DEFERRED INCOME TAX LIABILITY	23.2	24.1
TOTAL LIABILITIES	67.9	62.5
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock, $1.00 par value; 500,000 shares authorized, no shares issued and outstanding at December 26, 2013 and December 27, 2012	—	—
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at December 26, 2013 and December 27, 2012	—	—
Additional paid-in capital	93.2	93.2
Retained earnings	55.8	47.7
Related party receivables	(89.1)	(95.6)
TOTAL STOCKHOLDER'S EQUITY OF UNITED ARTISTS THEATRE CIRCUIT, INC.	59.9	45.3
Noncontrolling interest	0.4	0.3
TOTAL EQUITY	60.3	45.6
TOTAL LIABILITIES AND EQUITY	$128.2	$108.1

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 26, 2013	Year Ended December 27, 2012	Year Ended December 29, 2011
REVENUES:
Admissions	$134.4	$140.4	$141.2
Concessions	50.9	53.0	53.1
Other operating revenues	8.3	8.1	6.9
TOTAL REVENUES	193.6	201.5	201.2
OPERATING EXPENSES:
Film rental and advertising costs	68.9	70.8	71.4
Cost of concessions	6.7	7.0	7.1
Other theatre operating expenses	74.9	76.6	82.3
Sale and leaseback rentals	15.1	15.1	15.1
General and administrative expenses	5.9	6.1	6.1
Depreciation and amortization	6.9	8.1	9.3
Net loss (gain) on disposal and impairment of operating assets and other	1.3	3.2	(0.1)
TOTAL OPERATING EXPENSES	179.7	186.9	191.2
INCOME FROM OPERATIONS	13.9	14.6	10.0
OTHER EXPENSE (INCOME):
Interest expense, net	—	—	—
TOTAL OTHER EXPENSE (INCOME), NET	—	—	—
INCOME BEFORE INCOME TAXES	13.9	14.6	10.0
PROVISION FOR INCOME TAXES	5.7	7.8	4.5
NET INCOME	8.2	6.8	5.5
NONCONTROLLING INTEREST, NET OF TAX	(0.1)	(0.1)	(0.1)
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$8.1	$6.7	$5.4

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Intercompany and Related Party Receivables	Total Stockholders’ Equity of UATC	Noncontrolling Interest	Total Equity
Balances at December 30, 2010	$—	$—	$93.2	$35.6	$(80.7)	$48.1	$0.2	$48.3
Net income attributable to controlling interest	—	—	—	5.4	—	5.4	—	5.4
Change in related party receivables	—	—	—	—	(6.4)	(6.4)	—	(6.4)
Balances at December 29, 2011	—	—	93.2	41.0	(87.1)	47.1	0.2	47.3
Net income attributable to controlling interest	—	—	—	6.7	—	6.7	—	6.7
Change in related party receivables	—	—	—	—	(8.5)	(8.5)	—	(8.5)
Noncontrolling interest adjustments	—	—	—	—	—	—	0.1	0.1
Balances at December 27, 2012	—	—	93.2	47.7	(95.6)	45.3	0.3	45.6
Net income attributable to controlling interest	—	—	—	8.1	—	8.1	—	8.1
Change in related party receivables	—	—	—	—	6.5	6.5	—	6.5
Noncontrolling interest adjustments	—	—	—	—	—	—	0.1	0.1
Balances at December 26, 2013	$—	$—	$93.2	$55.8	$(89.1)	$59.9	$0.4	$60.3

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 26, 2013	Year Ended December 27, 2012	Year Ended December 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8.2	$6.8	$5.5
Adjustments to reconcile net income to net cash provided by operating activities:
Effect of leases with escalating minimum annual rentals	(1.1)	(1.0)	(1.1)
Depreciation and amortization	6.9	8.1	9.3
Net loss (gain) on disposal and impairment of operating assets and other	1.3	3.2	(0.1)
Deferred income tax provision (benefit)	(0.3)	2.8	(0.8)
Changes in operating assets and liabilities:
Receivables	(0.4)	0.1	0.1
Prepaid expenses, concession inventory and other assets	—	(0.4)	—
Accounts payable	3.0	(4.5)	1.3
Deferred revenue	(0.7)	(0.3)	(0.4)
Accrued expenses and other liabilities	0.6	(0.8)	(2.3)
NET CASH PROVIDED BY OPERATING ACTIVITIES	17.5	14.0	11.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3.5)	(5.5)	(4.3)
Proceeds from disposition of assets, net	0.1	—	1.8
Distributions to partnership	(0.1)	(0.1)	(0.1)
NET CASH USED IN INVESTING ACTIVITIES	(3.5)	(5.6)	(2.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt payments	(0.3)	(0.1)	(0.3)
Decrease (increase) in related party receivables and other	6.6	(8.4)	(6.2)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6.3	(8.5)	(6.5)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20.3	(0.1)	2.4
CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR	54.7	54.8	52.4
END OF YEAR	$75.0	$54.7	$54.8
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0.1	$0.1	$0.1
Cash paid (refunded) for income taxes	$1.2	$0.9	$(0.3)

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 26, 2013, December 27, 2012 and December 29, 2011

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

UATC operates 476 screens in 53 theatres in 17 states as of December 26, 2013. As of December 27, 2012, UATC operated 485 screens in 54 theatres in 17 states. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2014) results in a 53-week fiscal year.

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

Initial Public Offering of Regal Entertainment Group

In May 2002, REG issued 18.0 million shares of its Class A common stock in an initial public offering at a price of $19.00 per share, receiving aggregate net offering proceeds, net of underwriting discounts, commissions and other offering expenses, of $314.8 million.  A portion of the proceeds from this offering were used to repay UATC’s term bank credit facility, which was replaced by a note payable to the Parent, which was obligated under a substantially similar note payable to Regal. The note to Parent was repaid in full on June 6, 2003.

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

Revenue Recognition

Revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit card at the point of sale. Other operating revenues consist primarily of product advertising (including vendor marketing programs) and other ancillary revenues that are recognized as income in the period earned. The Company generally recognizes payments received attributable to the marketing and advertising services provided by the Company under certain vendor programs as revenue in the periods in which the advertising is displayed or when the related impressions are delivered. Such impressions are measured by the concession product sales volume, which is a mutually agreed upon proxy of attendance and reflects the Company’s marketing and advertising services delivered to its vendors. In instances where the consideration received is in excess of fair value of the advertising services provided, the excess is recorded as a reduction of concession costs. The Company recognizes revenue associated with discount tickets and gift cards when redeemed.

Cash Equivalents

The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of 3 months or less to be cash equivalents.  At December 26, 2013, the Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

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

The Company capitalizes the cost of computer equipment, system hardware and purchased software ready for service. During the years ended December 26, 2013 and December 27, 2012, the Company capitalized approximately $0.6 million and $0.4 million, respectively, of such costs, which were associated primarily with (i) new point-of-sale devices at the Company’s box offices and concession stands, (ii) new ticketing kiosks, and (iii) computer hardware and software purchased for the Company’s theatre locations. The Company also capitalizes certain direct external costs associated with software developed for internal use after the preliminary software project stage is completed and Company management has authorized further funding for a software project and it is deemed probable of completion. The Company capitalizes these external software development costs only until the point at which the project is substantially complete and the software is ready for its intended purpose.

The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Buildings	20-30 years
Equipment	3-20 years
Leasehold improvements	Lesser of term of lease or asset life
Computer equipment and software	3-5 years

As of December 26, 2013 and December 27, 2012, included in property and equipment is $2.7 million of assets accounted for under capital leases, before accumulated depreciation of $2.2 million and $2.1 million, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

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

The Company considers historical theatre level cash flows, estimated future theatre level cash flows, theatre property and equipment carrying values, intangible asset carrying values, the age of the theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, strategic initiatives, available lease renewal options and other factors considered relevant in its assessment of whether or not a triggering event has occurred that indicates impairment of individual theatre assets may be necessary. For theatres where a triggering event is identified, impairment is measured based on the estimated cash flows from continuing use until the expected disposal date or the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period unless it is probable the lease period will be extended and may be less than the remaining lease period when the Company does not expect to operate the theatre to the end of its lease term. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose. Significant judgment is involved in determining whether a triggering event has occurred, estimating future cash flows and determining fair value. Management's estimates (Level 3 inputs as described in FASB Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures) are based on historical and projected operating performance, recent market transactions, and current industry trading multiples.

Triggering events identified resulted in the recording of impairment charges of $0.8 million for the year ended December 26, 2013. There were no impairments of long-lived assets during the years ended December 27, 2012 or December 29, 2011. The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

Leases

The majority of the Company’s operations are conducted in premises occupied under non-cancelable lease agreements with initial base terms generally ranging from 15 to 20 years. The Company, at its option, can renew a substantial portion of the leases at defined or then fair rental rates for various periods. Certain leases for Company theatres provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance and other costs applicable to the property. Also, certain leases contain escalating minimum rental provisions. There are no conditions imposed upon us by our lease agreements or by parties other than the lessor that legally obligate the Company to incur costs to retire assets as a result of a decision to vacate our leased properties. None of our lease agreements require us to return the leased property to the lessor in its original condition (allowing for normal wear and tear) or to remove leasehold improvements at our cost.

The Company accounts for leased properties under the provisions of ASC Topic 840, Leases and other authoritative accounting literature. ASC Subtopic 840-10, Leases—Overview requires that the Company evaluate each lease for classification as either a capital lease or an operating lease. The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. As to those arrangements that are classified as capital leases, the Company records property under capital leases and a capital lease obligation in an amount equal to the lesser of the present value of the minimum lease payments to be made over the life of the lease at the beginning of the lease term, or the fair value of the leased property. The property under capital lease is amortized on a straight-line basis as a charge to expense over the lease term, as defined, or the economic life of the leased property, whichever is less. During the lease term, as defined, each minimum lease payment is allocated between a reduction of the lease obligation and interest expense so as to produce a constant periodic rate of interest on the remaining balance of the lease obligation. The Company does not believe that exercise of the renewal options in its leases are reasonably assured at the inception of the lease agreements because such leases: (i) provide for either (a) renewal rents based on market rates or (b) renewal rents that equal or exceed the initial rents, and (ii) do not impose economic penalties upon the determination whether or not to exercise the renewal option. As a result, there are not sufficient economic incentives at the inception of the leases to consider the lease renewal options to be reasonably assured of being exercised and therefore, the initial base term is generally considered as the lease term under ASC Subtopic 840-10.

The Company records rent expense for its operating leases with contractual rent increases in accordance with ASC Subtopic 840-20, Leases—Operating Leases, on a straight-line basis from the "lease commencement date" as specified in the lease agreement until the end of the base lease term.

For leases in which the Company is involved with construction of the theatre, the Company accounts for the lease during the construction period under the provisions of ASC Subtopic 840-40, Leases—Sale-Leaseback Transactions. The landlord is typically responsible for constructing a theatre using guidelines and specifications agreed to by the Company and assumes substantially all of the risk of construction. In accordance with ASC Subtopic 840-40, if the Company concludes that it has substantially all of the construction period risks, it records a construction asset and related liability for the amount of total project costs incurred during the construction period. Once construction is completed, the Company considers the requirements under ASC Subtopic 840-40, for sale-leaseback treatment, and if the arrangement does not meet such requirements, it records the project's construction costs funded by the landlord as a financing obligation. The obligation is amortized over the financing term based on the payments designated in the contract.

In accordance with ASC Subtopic 840-20, we expense rental costs incurred during construction periods for operating leases as such costs are incurred. For rental costs incurred during construction periods for both operating and capital leases, the “lease commencement date” is the date at which we gain access to the leased asset. Historically, and for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, these rental costs have not been significant to our consolidated financial statements.

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

Goodwill

The carrying amount of goodwill was $7.1 million as of December 26, 2013 and December 27, 2012. The Company evaluates goodwill for impairment annually or more frequently as specific events or circumstances dictate. Under ASC Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill, the Company has identified its reporting units to be the designated market areas in which the Company conducts its theatre operations. Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed to measure the potential goodwill impairment. The Company determines fair value by using an enterprise valuation methodology determined by applying multiples to cash flow estimates less net indebtedness, which the Company believes is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value and such management estimates fall under Level 3 within the fair value measurement hierarchy.

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

The Company's annual goodwill impairment assessments for the years ended December 26, 2013 and December 27, 2012 indicated that the fair value of each of its reporting units exceeded their carrying value and therefore, goodwill was not deemed to be impaired.

Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and certain state jurisdictions as part of the REG income tax filings and files separate income tax returns in various other state jurisdictions as well.  The Company’s share of the REG current and deferred tax expense is determined on a separate company basis. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance if it is deemed more likely than not that its deferred income tax assets will not be realized. The Company expects that certain deferred income tax assets are not more likely than not to be recovered and therefore has established a valuation allowance. The Company reassesses its need for the valuation allowance for its deferred income taxes on an ongoing basis.

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

Deferred Revenue

Deferred revenue relates primarily to the amount we received for agreeing to the existing exhibitor services agreement ("ESA") modification described in Note 5—"Related Party Transactions." The amount we received for agreeing to the ESA modification will be amortized to advertising revenue over the 30 year term of the agreement following the units of revenue method as described in Note 5—"Related Party Transactions."  As of December 26, 2013 and December 27, 2012, approximately $23.9 million and $24.5 million of deferred revenue, respectively, related to the ESA was recorded as a component of accrued expenses and other and non-current deferred revenue in the accompanying consolidated balance sheets.

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

Loyalty Program

Members of the Regal Crown Club® earn credits for each dollar spent at the Company’s theatres and earn concession or ticket awards based on the number of credits accumulated. Because the Company believes that the value of the awards granted to Regal Crown Club® members is insignificant in relation to the value of the transactions necessary to earn the award, the Company records the estimated incremental cost of providing awards under the Regal Crown Club® loyalty program at the time the awards are earned. Historically, and for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, the costs of these awards have not been significant to the Company’s consolidated financial statements.

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

Segments

As of December 26, 2013, December 27, 2012 and December 29, 2011, UATC managed its business under one reportable segment: theatre exhibition operations.

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

(4)    Debt Obligations

Debt obligations are summarized as follows (amounts in millions):

	December 26, 2013	December 27, 2012
Debt obligations (1)	$0.8	$1.1
Less current portion	(0.3)	(0.3)
Long-term debt, less current portion	$0.5	$0.8
________________________________________________

(1)	Debt obligations include $0.8 million and $1.1 million of capital lease obligations as of December 26, 2013 and December 27, 2012, which have an interest rate of 10.0%, maturing in 2016.

The aggregate annual maturities of debt obligations are as follows (amounts in millions):

2014	$0.3
2015	0.4
2016	0.2
2017	—
2018	—
Thereafter	—
0.9
Less interest on capital leases	(0.1)
Total	$0.8

(5)    Related Party Transactions

Management Agreement

RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During each of the years ended December 26, 2013, December 27, 2012 and December 29, 2011, UATC recorded management fee expenses of approximately $5.9 million, $6.1 million and $6.1 million, respectively, related to this agreement. Such fees have been recorded in the accompanying consolidated statements of operations as a component of "General and administrative expenses."

Related-Party Receivables

The related party receivables balance of $89.1 million as of December 26, 2013 was comprised of approximately $9.8 million related to advances made to Prop I to fund additions and/or renovations to theatres leased from Prop I and approximately $79.3 million related to cash management intercompany transactions with RCI.  The related-party receivables balance of $95.6 million as of December 27, 2012 was also comprised of the $9.8 million receivable from Prop I and approximately $85.8 million related to intercompany transactions and cash management.

UATC leases three theatres from Prop I in accordance with a master lease (the "Prop I Master Lease"). The Prop 1 Master Lease commenced in 1988 with an original base term of 15 years and in 2003 UATC exercised a 10 year renewal extension of the lease. During the year ended December 26, 2013, the lease was subsequently extended through 2016. The Prop I Master Lease provides for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre. In order to fund the cost of additions and/or renovations to the theatres leased by UATC from Prop I, UATC made advances to Prop I prior to becoming a wholly owned subsidiary of REG in 2002.  Since 2002, UATC has not funded any additions and/or renovations for these properties and does not expect to make any advances to Prop 1 in future periods. The Prop I portion of the related-party receivable balance ($9.8 million at December 26, 2013 and December 27, 2012) will be reduced upon any sale of the three properties by Prop I, with UATC receiving the net proceeds of the sale. The fair value of each of the three locations is evaluated periodically using the expected selling price less selling costs for each property.  Management’s estimates (Level 3 inputs as described in ASC Topic 820, Fair Value Measurements and Disclosures) are based on recent market transactions and current real estate values within each market.  The Company has no current intention to market or sell the properties at this time, but believes that the fair market value of the three properties will be sufficient to substantially recover the current receivable from Prop I.

The decrease in the related-party receivables balance of $6.5 million during the year ended December 26, 2013 was due primarily to the timing of intercompany cash collections and disbursements particularly with respect to (1) the redemption of gift cards and discount tickets at UATC theatres that were sold by a subsidiary of RCI, Regal CineMedia ("RCM") and (2) cash received by RCI for various revenue items, such as on-line ticket sales and rebates from vendor marketing programs, for UATC’s share of the revenues for such items. RCI (or RCM) receives the cash for these items, revenue is recorded by UATC and a corresponding intercompany receivable is created, which is payable by RCI (or RCM) to UATC.  Increases in the intercompany receivable recorded by UATC could occur in future periods as long as the above described cash management activities continue as usual.  As of December 26, 2013, management believes the intercompany receivable is fully collectible.

Digital Cinema Implementation Partners, LLC Transactions

Regal maintains an investment in Digital Cinema Implementation Partners, LLC, a Delaware limited liability company ("DCIP"). DCIP is a joint venture company formed by Regal, AMC and Cinemark. Each of Regal, AMC and Cinemark has an equal voting interest in DCIP. On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection. Concurrent with closing, RCI entered into a master equipment lease agreement (the "Master Lease") and other related agreements (collectively, the "Digital Cinema Agreements") with Kasima, LLC, a wholly-owned subsidiary of DCIP. Subsequent to the execution of the Digital Cinema Agreements, UATC distributed its existing digital projection systems with a net book value of approximately $2.7 million to RCI.

DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including Regal. In accordance with the Master Lease, RCI will sublease (the "Sublease") the digital projection systems to UATC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option.  Under the Master Lease and the Sublease, UATC pays RCI annual minimum rent of $1,000 per digital projection system from the effective date of the agreement through the end of the lease term and is, upon certain conditions described below, subject to incremental annual rent of $2,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term.  In the event that the junior capital raised by DCIP in the initial financing transactions remains outstanding at any time on or after the date that is six and a half years after the closing date of March 2010, the holders of the related notes will have the right to require Regal and other participating exhibitors to make incremental minimum rent payments of $2,000 per digital projection system per year through the earlier of the end of the lease term or until such notes are repaid.  UATC considers both the $1,000 minimum rental and the incremental minimum rental payment of $2,000 per digital projection system to be minimum rents and accordingly has recorded such rents on a straight-line basis in its consolidated financial statements. UATC is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease and the Sublease. Certain of the other rent payments are subject to either a monthly or an annual maximum. UATC accounts for the Sublease as an operating lease for accounting purposes. During the years ended December 26, 2013 and December 27, 2012, the Company incurred total rent of approximately $1.1 million and $1.0 million, respectively, associated with the leased digital projection systems.

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

The Company’s portion of these revenues are presented as a component of "Other operating revenues" in the Company’s consolidated financial statements and consist of the following amounts (in millions):

	Year Ended December 26, 2013	Year Ended December 27, 2012	Year Ended December 29, 2011
Theatre access fees - patrons	$1.1	$1.2	$1.1
Theatre access fees - digital screens	0.5	0.5	0.4
Other NCM revenue	0.2	0.2	0.2
Amortization of ESA modification fees	0.4	0.4	0.4
Payments for beverage concessionaire advertising	(1.0)	(1.1)	(1.1)
Total	$1.2	$1.2	$1.0

On December 26, 2013, National CineMedia sold its "Fathom Events" business to AC JV, a newly-formed Delaware limited liability company owned, directly and indirectly, 32% by each of RCI, AMC and Cinemark and 4% by National CineMedia. The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators (including REG, AMC and Cinemark) to provide additional programs to augment their feature film schedule and includes events such as live and pre-recorded concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. In addition, on December 26, 2013, RCI amended and restated its existing exhibitor service agreement with National CineMedia in connection with the sale by National CineMedia of its Fathom Events business. AMC and Cinemark also amended and restated their respective existing exhibitor service agreements with National CineMedia in connection with the sale. The existing exhibitor service agreements were modified to remove those provisions addressing the rights and obligations related to digital programing services of the Fathom Events business. Those provisions are now contained in the Amended and Restated Digital Programming Exhibitor Services Agreements that were entered into on December 26, 2013 by National CineMedia and each of

RCI, AMC and Cinemark, respectively. These Amended and Restated Digital Programming Exhibitor Services Agreements were then assigned by National CineMedia to AC JV as part of the sale.

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

Minimum rentals payable under all non-cancelable operating leases with terms in excess of 1 year as of December 26, 2013, are summarized for the following fiscal years (in millions):

2014	$34.7
2015	33.1
2016	19.4
2017	10.7
2018	7.3
Thereafter	8.0
Total	$113.2

Rent expense, including sale and leaseback rentals of $15.1 million, $15.1 million and $15.1 million, for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, under such operating leases amounted to $34.9 million, $35.6 million and $35.2 million for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively. Contingent rent expense was $1.1 million, $1.0 million and $0.9 million for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively.

Sale-Leaseback Transactions

The Company has historically entered into sale and leaseback transactions whereby owned properties were sold and leased back under operating leases. The minimum rentals for these operating leases are included in the table above.

In December 1995, UATC entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of December 26, 2013, 11 theatres were subject to the sale leaseback transaction and approximately $14.7 million in principal amount of pass-through certificates were outstanding.

(7)    Income Taxes

The components of the provision for income taxes for income from operations for each of the fiscal years were as follows (in millions):

	Year Ended December 26, 2013	Year Ended December 27, 2012	Year Ended December 29, 2011
Federal:
Current	$4.7	$3.8	$4.7
Deferred	(0.2)	(0.1)	(1.8)
Total Federal	4.5	3.7	2.9
State:
Current	1.3	1.2	0.6
Deferred	(0.1)	2.9	1.0
Total State	1.2	4.1	1.6
Total income tax provision	$5.7	$7.8	$4.5

A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows (in millions):

	Year Ended December 26, 2013	Year Ended December 27, 2012	Year Ended December 29, 2011
Provision calculated at federal statutory income tax rate	$4.9	$5.1	$3.5
State and local income taxes, net of federal benefit	0.8	2.7	1.0
Total income tax provision	$5.7	$7.8	$4.5

Significant components of the Company’s net deferred tax liability consisted of the following at (in millions):

	December 26, 2013	December 27, 2012
Deferred tax assets:
Net operating loss carryforward	$9.8	$11.6
Excess of tax basis over book basis of fixed assets	13.6	14.2
Deferred revenue	9.5	9.6
Other	1.4	1.4
Total deferred tax assets before valuation allowance	34.3	36.8
Valuation allowance	(2.4)	(2.4)
Total deferred tax assets after valuation allowance	31.9	34.4
Deferred tax liabilities:
Deferred gain on sale of theatres	(22.7)	(26.4)
Excess of book basis over tax basis of intangible assets	(28.0)	(27.9)
Other	(2.4)	(1.9)
Total deferred tax liabilities	(53.1)	(56.2)
Net deferred tax liability	$(21.2)	$(21.8)

As of December 26, 2013, the Company had net operating loss carryforwards for federal income tax purposes of approximately $18.2 million with expiration commencing during 2019. The Company’s net operating loss carryforwards were generated by the predecessor entities of UATC. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" of a corporation. Accordingly, the Company’s ability to utilize the net operating losses may be impaired as a result of the "ownership change" limitations.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at December 26, 2013 and December 27, 2012 totaling $2.4 million, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

As of December 26, 2013 and December 27, 2012, the Company had no unrecognized tax benefits. The Company does not believe that its gross unrecognized tax benefits will change within the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and certain state jurisdictions as part of the REG income tax filings and files separate income tax returns in various other state jurisdictions as well.  The Company's share of the REG current and deferred tax expense is determined on a separate company basis. REG and the Company are no longer subject to U.S. federal income tax examinations by taxing authorities for years before 2010, and with limited exceptions, are no longer subject to state income tax examinations before 2009.  However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year.

(8)    Litigation and contingencies

The Company is presently involved in various judicial, administrative, regulatory and arbitration proceedings concerning matters arising in the ordinary course of business operations, including but not limited to, personal injury claims, landlord-tenant disputes, employment and other contractual matters, some of which are described below. Many of these proceedings are at preliminary stages, and many of these cases seek an indeterminate amount of damages. The Company's theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation and environmental protection requirements.

On October 9, 2012, staff at the San Francisco Regional Water Quality Board (the "Regional Board") notified the Company, that the Regional Board is contemplating issuing a cleanup and abatement order to the Company with respect to a property in Santa Clara, California that the Company owned and then leased during the 1960s and 1970s. On June 25, 2013, the Regional Board issued a tentative order to the Company setting out proposed site clean-up requirements for the Company with respect to the property. According to the Regional Board, the property in question has been contaminated by dry-cleaning facilities that operated at the property in question from approximately 1961 until 1996. The Regional Board also issued a tentative order to the current property owner, who has been conducting site investigation and remediation activities at the site for several years. The Company submitted comments to the Regional Board on July 28, 2013, objecting to the tentative order. The Regional Board considered the matter at its regular meeting on September 11, 2013 and adopted the tentative order with only minor changes. On October 11, 2013, the Company filed a petition with the State Water Resources Control Board (“State Board”) for review of the Regional Board’s order. The State Board has not yet acted on the petition. The Company is complying with the Regional Board's order while its petition remains pending before the State Board. The Company intends to vigorously defend this matter. We believe that we are, and were during the period in question described in this paragraph, in compliance with such applicable laws and regulations.

In situations where management believes that a loss arising from the above and similar other proceedings is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no amount within the range is more probable than another. As additional information becomes available, any potential liability related to these proceedings is assessed and the estimates are revised, if necessary. The amounts reserved for such proceedings totaled approximately $2.8 million (primarily landlord-tenant disputes) as of December 26, 2013, which is included in accrued expenses and other on our consolidated balance sheet. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company’s consolidated financial position, results of operations or cash flows. Under ASC Topic 450, Contingencies—Loss Contingencies, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight. Management is unable to estimate a range of reasonably possible loss for cases described below in which damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, and/or (v) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company’s financial condition, though the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

In prior years, private litigants and the Department of Justice ("DOJ") had filed claims against REG alleging that a number of theatres with stadium seating violated the ADA because these theatres allegedly failed to provide wheelchair-bound patrons with lines of sight comparable to those available to other members of the general public and denied persons in wheelchairs access to the stadium portion of the theatres. On June 8, 2005, REG reached an agreement with the DOJ resolving and dismissing the private litigants’ claims and all claims made by the United States under the ADA. On December 9, 2010, the parties renewed the Consent Decree for another three year term. On or about February 5, 2014, REG filed its final compliance report and fulfilled all of its obligations under the Consent Decree.  From time to time, the Company receives claims that the stadium seating offered by theatres allegedly violates the ADA. In these instances, the Company seeks to resolve or dismiss these claims based on the terms of the DOJ settlement or under applicable ADA standards.

The accessibility of theatres to persons with visual impairments or that are deaf or hard of hearing remains a topic of interest to the DOJ and they have announced that they will be issuing another Advance Notice of Proposed Rulemaking concerning the provision of closed captioning and descriptive audio within the theatre environment. The Company believes it provides the members of the visually and hearing impaired communities with reasonable access to the movie-going experience, and has deployed new digital captioning and descriptive video systems that should meet all such potential requirements or expectations of any federal, state or individual concerns. The Company believes that it is in substantial compliance with all current applicable regulations relating to accommodations for the disabled. The Company intends to comply with future regulations in this regard and except as set forth above, does not currently anticipate that compliance will require the Company to expend substantial funds.

(9)    Capital Stock

Common and Preferred Stock

UATC is authorized to issue 1,000 shares of its $1.00 par value common stock, of which 100 shares are issued and outstanding at December 26, 2013, and are all held by the Parent.  At December 26, 2013, the Company has 500,000 shares of preferred stock authorized with none issued.

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

The Company's analysis relative to to long-lived assets resulted in the recording of impairment charges of $0.8 million for the year ended December 26, 2013. There were no impairments recorded during the years ended December 27, 2012 or

December 29, 2011. The long-lived asset impairment charges recorded were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatres.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Securities Exchange Act of 1934 ("Exchange Act"), as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 26, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 26, 2013, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting is included in Part II, Item 8, of this Form 10-K, which is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 26, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

KPMG LLP ("KPMG") served as our independent registered public accounting firm for the fiscal years ended December 26, 2013 and December 27, 2012.  For such fiscal years, we paid fees for services from KPMG as discussed below.

•
Audit Fees. The aggregate fees billed for professional services rendered by KPMG for the audit of our annual consolidated financial statements included in our Form 10-K and the reviews of the consolidated financial statements included in our Forms 10-Q were approximately $60,800 for the fiscal year ended December 26, 2013 and $68,250 for the fiscal year ended December 27, 2012.

•
Audit-Related Fees. The Company did not incur any aggregate fees for professional services rendered by KPMG for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements for the fiscal years ended December 26, 2013 and December 27, 2012.

•
Tax Fees. The Company did not incur any aggregate fees billed for professional services rendered by KPMG related to federal and state tax compliance, tax advice and tax planning for the fiscal years ended December 26, 2013 and December 27, 2012.

•	All Other Fees. The Company did not incur any aggregate fees for all other services rendered by KPMG for the fiscal years ended December 26, 2013 and December 27, 2012.

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

(a)         The following documents are filed as a part of this report on Form 10-K:

(1)    Consolidated financial statements of United Artists Theatre Circuit, Inc.:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm - Consolidated Financial Statements

UATC’s Consolidated Balance Sheets as of December 26, 2013 and December 27, 2012

UATC’s Consolidated Statements of Operations for the fiscal years ended December 26, 2013, December 27, 2012 and December 29, 2011

UATC’s Consolidated Statements of Equity for the fiscal years ended December 26, 2013, December 27, 2012 and December 29, 2011

UATC’s Consolidated Statements of Cash Flows for the fiscal years ended December 26, 2013, December 27, 2012 and December 29, 2011

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

UNITED ARTISTS THEATRE CIRCUIT, INC.

	By:	/s/ AMY E. MILES
March 14, 2014		Amy E. Miles
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ AMY E. MILES	Director and President (Principal Executive Officer)	March 14, 2014
Amy E. Miles

/s/ DAVID H. OWNBY	Director, Vice President and Treasurer	March 14, 2014
David H. Ownby	(Principal Financial Officer and Principal Accounting Officer)

/s/ GREGORY W. DUNN	Director	March 14, 2014
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

4.8	Amendment to Lease Agreement, dated as of November 11, 2013, between United Artists Properties I Corporation and United Artists Theatre Circuit, Inc.

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

101
Financial statements from the annual report on Form 10-K of United Artists Theatre Circuit, Inc. for the fiscal year ended December 26, 2013, filed on March 14, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as detailed text

________________________________________________
*    Identifies each management contract or compensatory plan or arrangement.