Form 10-Q
period 2014-03-27
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2014-05-12
CIK 889570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2014

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

The number of shares outstanding of $1.00 par value common stock at May 12, 2014 was 100 shares.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 27, 2014	December 26, 2013
Assets
Current assets:
Cash and cash equivalents	$74.4	$75.0
Receivables	0.2	1.5
Prepaid expenses, concession inventory and other current assets	5.0	1.4
Deferred income tax asset	2.0	2.0
Total current assets	81.6	79.9
Property and equipment:
Land	2.7	2.7
Buildings, leasehold improvements and equipment	106.4	106.4
Total property and equipment	109.1	109.1
Accumulated depreciation and amortization	(79.4)	(78.2)
Total property and equipment, net	29.7	30.9
Goodwill	7.1	7.1
Other non-current assets	10.7	10.3
Total assets	$129.1	$128.2
Liabilities and Equity
Current liabilities:
Accounts payable	$8.6	$8.2
Accrued expenses and other	5.7	7.4
Current portion of debt obligations	0.3	0.3
Total current liabilities	14.6	15.9
Other non-current liabilities	4.9	4.9
Non-current deferred revenue	23.2	23.4
Long-term debt, less current portion	0.4	0.5
Deferred income tax liability	23.2	23.2
Total liabilities	66.3	67.9
Commitments and contingencies
Equity:
Preferred stock, $1.00 par value; 500,000 shares authorized, no shares issued and outstanding at March 27, 2014 and December 26, 2013	—	—
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at March 27, 2014 and December 26, 2013	—	—
Additional paid-in capital	93.2	93.2
Retained earnings	57.4	55.8
Related party receivables	(88.0)	(89.1)
Total stockholder’s equity of United Artists Theatre Circuit, Inc.	62.6	59.9
Noncontrolling interest	0.2	0.4
Total equity	62.8	60.3
Total liabilities and equity	$129.1	$128.2

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	Quarter Ended March 27, 2014	Quarter Ended March 28, 2013
Revenues:
Admissions	$30.3	$28.8
Concessions	11.9	10.9
Other operating revenues	2.0	1.7
Total revenues	44.2	41.4
Operating expenses:
Film rental and advertising costs	15.3	13.9
Cost of concessions	1.5	1.5
Other theatre operating expenses	18.0	17.9
Sale and leaseback rentals	3.8	3.8
General and administrative expenses	1.4	1.3
Depreciation and amortization	1.5	1.8
Net loss on disposal and impairment of operating assets	0.1	—
Total operating expenses	41.6	40.2
Income from operations	2.6	1.2
Other expense (income):
Interest expense (income), net	—	—
Total other expense (income), net	—	—
Income before income taxes	2.6	1.2
Provision for income taxes	1.0	0.5
Net income	1.6	0.7
Noncontrolling interest, net of tax	—	—
Net income attributable to controlling interest	$1.6	$0.7

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Quarter Ended March 27, 2014	Quarter Ended March 28, 2013
Cash flows from operating activities:
Net income	$1.6	$0.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1.5	1.8
Net loss on disposal and impairment of operating assets	0.1	—
Deferred income tax benefit	—	(0.1)
Effect of leases with escalating minimum annual rentals	(0.3)	(0.3)
Change in operating assets and liabilities:
Receivables	1.3	(1.3)
Prepaid expenses, concession inventory and other assets	(3.7)	(3.6)
Accounts payable	0.5	(0.8)
Deferred revenue	(0.2)	(0.2)
Accrued expenses and other liabilities	(1.6)	(0.8)
Net cash used in operating activities	(0.8)	(4.6)
Cash flows from investing activities:
Capital expenditures	(0.6)	(1.5)
Proceeds from disposition of assets, net	—	0.1
Distributions to partnership	(0.1)	(0.1)
Net cash used in investing activities	(0.7)	(1.5)
Cash flows from financing activities:
Debt payments	(0.1)	(0.1)
Decrease in related party receivables and other	1.0	2.6
Net cash provided by financing activities	0.9	2.5
Net decrease in cash and cash equivalents	(0.6)	(3.6)
Cash and cash equivalents:
Beginning of period	75.0	54.7
End of period	$74.4	$51.1

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 27, 2014 AND MARCH 28, 2013

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

UATC operated 457 screens in 51 theatres in 17 states as of March 27, 2014. As of March 28, 2013, UATC operated 485 screens in 54 theatres in 17 states.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2014) results in a 53-week fiscal year. The quarters ended March 27, 2014 and March 28, 2013 were both 13-week periods.

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

For a discussion of the series of events leading to the formation of REG, REG’s acquisition of the Company and other significant transactions which have occurred through December 26, 2013, please refer to Notes 1 and 2 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K, filed on March 14, 2014 with the Securities and Exchange Commission (the "Commission") (File No. 33-49598) for the fiscal year ended December 26, 2013 (the "2013 Audited Consolidated Financial Statements").  For a summary of our significant accounting policies, please refer to Note 3 to the 2013 Audited Consolidated Financial Statements.

The Company has prepared the unaudited condensed consolidated balance sheet as of March 27, 2014 and the unaudited condensed consolidated statements of income and cash flows for the quarters ended March 27, 2014 and March 28, 2013 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 26, 2013 unaudited condensed consolidated balance sheet information is derived from the 2013 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the 2013 Audited Consolidated Financial Statements and notes thereto. The results of operations for the quarter ended March 27, 2014 are not necessarily indicative of the operating results that may be achieved for the full 2014 fiscal year.

Net income and total comprehensive income are the same for all periods presented.

(2)	Debt Obligations
Debt obligations are summarized as follows (amounts in millions):

	March 27, 2014	December 26, 2013
Debt obligations(a)	$0.7	$0.8
Less current portion	(0.3)	(0.3)
Long-term debt, less current portion	$0.4	$0.5
 ______________________________
(a)     Debt obligations include $0.7 million and $0.8 million of capital lease obligations as of March 27, 2014 and December 26, 2013, respectively, which have an interest rate of 10.0%, maturing in 2016.

(3)	Related Party Transactions

Management Agreement

RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the quarters ended March 27, 2014 and March 28, 2013, UATC recorded management fee expenses of $1.4 million and $1.3 million, respectively, related to this agreement. Such fees have been recorded in the accompanying unaudited condensed consolidated statements of income as a component of "General and administrative expenses."

Related Party Receivables

The related party receivables balance of $89.1 million as of December 26, 2013 was comprised of approximately $9.8 million related to advances made to Prop I to fund additions and/or renovations to theatres leased from Prop I and approximately $79.3 million related to intercompany transactions and cash management.  The related party receivables balance of $88.0 million as of March 27, 2014 was also comprised of the $9.8 million receivable from Prop I and approximately $78.2 million related to intercompany transactions and cash management.

UATC leases three theatres from Prop I in accordance with a master lease (the "Prop I Master Lease"). The Prop I Master Lease commenced in 1988 with an original base term of 15 years and in 2003 UATC exercised a 10 year renewal extension of the lease. During the year ended December 26, 2013, the lease was subsequently extended through 2016. The Prop I Master Lease provides for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre. In order to fund the cost of additions and/or renovations to the theatres leased by UATC from Prop I, UATC made advances to Prop I prior to becoming a wholly owned subsidiary of REG in 2002.  Since 2002, UATC has not funded any additions and/or renovations for these properties and does not expect to make any advances to Prop 1 in future periods. The Prop I portion of the related party receivable balance ($9.8 million at March 27, 2014 and December 26, 2013) will be reduced upon any sale of the three properties by Prop I, with UATC receiving the net proceeds of the sale. The fair value of each of the three locations is evaluated periodically using the expected selling price less selling costs for each property.  Management’s estimates (Level 3 inputs as described in Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures) are based on recent market transactions and current real estate values within each market.  The Company has no current intention to market or sell the properties at this time, but believes that the fair market value of the three properties will be sufficient to substantially recover the current receivable from Prop I.

The decrease in the related party receivables balance of $1.1 million during the quarter ended March 27, 2014 was due primarily to the timing of intercompany cash collections and disbursements particularly with respect to (1) the increase in the amount of expenses paid by RCI on behalf of UATC, partially offset by (2) the impact of the redemption of gift cards and discount tickets at UATC theatres that were sold by a subsidiary of RCI, Regal CineMedia Corporation ("RCM"), and (3) cash received by RCI for various revenue items, such as on-line ticket sales and rebates from vendor marketing programs, for UATC’s share of the revenues for such items. When RCI (or RCM) receives the cash for these items, revenue is recorded by UATC and a corresponding intercompany receivable is created, which is payable by RCI (or RCM) to UATC.  Decreases in the intercompany receivable recorded by UATC could occur in future periods as long as the above described cash management activities continue as usual.  As of March 27, 2014, management believes the intercompany receivable is fully collectible.

National CineMedia, LLC Transactions

Pursuant to the Company’s management agreement with RCI, RCI, through an agreement with National CineMedia, LLC ("National CineMedia"), provides on-screen and lobby advertising services to UATC.

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

The Company’s portion of these revenues are presented as a component of "Other operating revenues" in the Company’s unaudited condensed consolidated financial statements and consist of the following amounts (in millions):

	Quarter Ended March 27, 2014	Quarter Ended March 28, 2013
Theatre access fees - patrons	$0.2	$0.2
Theatre access fees - digital screens	0.1	0.1
Other NCM revenue	0.1	0.1
Amortization of ESA modification fees	0.1	0.1
Payments for beverage concessionaire advertising	(0.2)	(0.2)
Total	$0.3	$0.3

On December 26, 2013, National CineMedia sold its Fathom Events business to AC JV, LLC a newly-formed Delaware limited liability company owned, directly and indirectly, 32% by each of RCI, AMC and Cinemark and 4% by National CineMedia. The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators (including REG, AMC and Cinemark) to provide additional programs to augment their feature film schedule and includes events such as live and pre-recorded concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. In addition, on December 26, 2013, RCI amended and restated its existing exhibitor service agreement with National CineMedia in connection with the sale by National CineMedia of its Fathom Events business. AMC and Cinemark also amended and restated their respective existing exhibitor service agreements with National CineMedia in connection with the sale. The existing exhibitor service agreements were modified to remove those provisions addressing the rights and obligations related to digital programing services of the Fathom Events business. Those provisions are now contained in the Amended and Restated Digital Programming Exhibitor Services Agreements that were entered into on December 26, 2013 by National CineMedia and each of RCI, AMC and Cinemark, respectively. These Amended and Restated Digital Programming Exhibitor Services Agreements were then assigned by National CineMedia to AC JV as part of the sale.

 Digital Cinema Implementation Partners, LLC Transactions

Regal maintains an investment in Digital Cinema Implementation Partners, LLC, a Delaware limited liability company ("DCIP").  DCIP is a joint venture company formed by Regal, AMC Entertainment, Inc. ("AMC") and Cinemark, Inc. ("Cinemark"). On March 10, 2010, DCIP executed definitive agreements and related financing transactions in connection with the conversion to digital projection. Concurrent with closing, RCI entered into a master equipment lease agreement (the "Master Lease") and other related agreements with Kasima, LLC, a wholly owned subsidiary of DCIP.

DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including Regal. In accordance with the Master Lease, RCI subleases (the "Sublease") the digital projection systems to UATC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option.  As of March 27, 2014, under the Master Lease and the Sublease, UATC pays RCI annual minimum rent of $1,000 per digital projection system from the effective date of the agreement through the end of the lease term and is, upon the conditions described below, subject to incremental annual rent of $2,000 per digital projection system beginning at six and a half years from the effective date of the agreement through the end of the lease term.  In the event that the junior capital raised by DCIP in the initial financing transactions remains outstanding at any time on or after the date that is six years, six months after the closing date of March 2010, the holders of the related notes will have the right to require Regal and other participating exhibitors to make incremental minimum rent payments of $2,000 per digital projection system per year through the earlier of the end of the lease term or until such notes are repaid.  As of March 27, 2014, UATC considers both the $1,000 minimum rental and the incremental minimum rental payment of $2,000 per digital projection system to be minimum rents and accordingly has recorded such rents on a straight-line basis in its consolidated financial statements. Subsequent to the quarter ended March 27, 2014, the Master Lease was amended to eliminate the incremental minimum rent payment provision of $2,000 per digital projection system. UATC is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease and the Sublease. Certain of the other rent payments are subject to either a monthly or an annual maximum. UATC accounts for the Sublease as an operating lease for accounting purposes. During the quarters ended March 27, 2014 and March 28, 2013, the Company incurred total rent of approximately $0.3 million associated with the leased digital projection systems.

(4)	Sale—Leaseback Transactions

In December 1995, UATC entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of March 27, 2014, 11 theatres were subject to the sale leaseback transaction and approximately $11.2 million in principal amount of pass-through certificates were outstanding.

(5)	Income Taxes

The provision for income taxes $1.0 million and $0.5 million for the quarters ended March 27, 2014 and March 28, 2013, respectively, reflects effective tax rates of approximately 38.5% and 41.7%, respectively.  The effective tax rates for the quarters ended March 27, 2014 and March 28, 2013 reflect the impact of certain non-deductible expenses.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company maintains a valuation allowance against deferred tax assets of $2.4 million as of March 27, 2014 and December 26, 2013 as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

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

The Company and its subsidiaries are presently involved in various judicial, administrative, regulatory and arbitration proceedings concerning matters arising in the ordinary course of business operations, including but not limited to, personal injury claims, landlord-tenant disputes, tax disputes, employment and other contractual matters, some of which are described below. Many of these proceedings are at preliminary stages, and many of these cases seek an indeterminate amount of damages. The Company’s theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation and environmental protection requirements.

On October 9, 2012, staff at the San Francisco Regional Water Quality Board (the "Regional Board") notified the Company, that the Regional Board is contemplating issuing a cleanup and abatement order to the Company with respect to a property in Santa Clara, California that the Company owned and then leased during the 1960s and 1970s. On June 25, 2013, the Regional Board issued a tentative order to the Company setting out proposed site clean-up requirements for the Company with respect to the property. According to the Regional Board, the property in question has been contaminated by dry-cleaning facilities that operated at the property in question from approximately 1961 until 1996. The Regional Board also issued a tentative order to the current property owner, who has been conducting site investigation and remediation activities at the site for several years. The Company submitted comments to the Regional Board on July 28, 2013, objecting to the tentative order. The Regional Board considered the matter at its regular meeting on September 11, 2013 and adopted the tentative order with only minor changes. On October 11, 2013, the Company filed a petition with the State Water Resources Control Board (“State Board”) for review of the Regional Board’s order. The State Board has not yet acted on the petition. The Company is cooperating with the Regional Board while its petition remains pending before the State Board. The Company intends to vigorously defend this matter. We believe that we are, and were during the period in question described in this paragraph, in compliance with such applicable laws and regulations.

In situations where management believes that a loss arising from the above and similar other proceedings is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no amount within the range is more probable than another. As additional information becomes available, any potential liability related to these proceedings is assessed and the estimates are revised, if necessary. The amounts reserved for such proceedings totaled approximately $2.8 million (primarily landlord-tenant disputes) as of March 27, 2014. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company’s consolidated financial position, results of operations or cash flows. Under ASC Topic 450, Contingencies—Loss Contingencies, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight. Management is unable to estimate a range of reasonably possible loss for cases described below in which damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, and/or (v) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company’s financial condition, though the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in ASU 2013-11 require an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward except when: (1) a NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (2) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The amendment does not affect the recognition or measurement of uncertain tax positions under ASC Topic 740, Income Taxes. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. ASU 2013-11 became effective for the Company as of the beginning of fiscal 2014 and has been applied prospectively.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under "Management’s Discussion and Analysis of Financial Condition and Results of Operations", may constitute forward-looking statements. In some cases you can identify these "forward-looking statements" by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of those words and other comparable words.  These forward-looking statements involve risks and uncertainties.  Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading "Risk Factors" contained in our annual report on Form 10-K filed on March 14, 2014 with the Commission (File No. 033-49598) for the Company’s fiscal year ended December 26, 2013.  The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

Overview and Basis of Presentation

UATC operated 457 screens in 51 theatres in 17 states as of March 27, 2014. As of March 28, 2013, UATC operated 485 screens in 54 theatres in 17 states. The theatres we operate are managed by RCI, a wholly owned subsidiary of Regal, pursuant to a management arrangement described below. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2014) results in a 53-week fiscal year.

We generate revenues primarily from admissions and concession sales. Additional revenues are generated by our vendor marketing programs and various other activities in our theatres. In addition, National CineMedia provides us with a theatre access fee association with revenues generated from its sale of on-screen advertising pursuant to its arrangement with RCI (described further in Note 3 — "Related Party Transactions").  Film rental costs depend primarily on the popularity and box office revenues of a film, and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

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

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see "Business-Industry Overview and Trends" and "Risk Factors" contained in our annual report on Form 10-K for the fiscal year ended December 26, 2013 and incorporated herein by reference and "Results of Operations" below.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" contained in our annual report on Form 10-K for the fiscal year ended December 26, 2013 and incorporated by reference herein.  As of March 27, 2014, there were no significant changes in our critical accounting policies or estimation procedures.

Significant Events

For a discussion of other significant operating, financing and investing transactions which have occurred through December 26, 2013, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations

—Liquidity and Capital Resources" included in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 26, 2013 and incorporated herein by reference.

Results of Operations

Based on our review of industry sources, North American box office revenues for the time period that corresponds to UATC’s first fiscal quarter of 2014 were estimated to have increased by approximately seven to eight percent in comparison to the first fiscal quarter of 2013. The industry’s box office results for the first quarter of 2014 were positively impacted by strong attendance generated by the commercial appeal of the overall film slate during the first quarter of 2014, including most notably,
The Lego Movie, Frozen and Ride Along.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of income for the quarter ended March 27, 2014 ("Q1 2014 Period") and the quarter ended March 28, 2013 ("Q1 2013 Period"):

	Q1 2014 Period	Q1 2013 Period
Revenues:
Admissions	68.6%	69.6%
Concessions	26.9	26.3
Other operating revenues	4.5	4.1
Total revenues	100.0	100.0
Operating expenses:
Film rental and advertising costs	34.6	33.6
Cost of concessions	3.4	3.6
Other theatre operating expenses	40.7	43.2
Sale and leaseback rentals	8.6	9.2
General and administrative expenses	3.2	3.1
Depreciation and amortization	3.4	4.3
Net loss on disposal and impairment of operating assets	0.2	—
Total operating expenses	94.1	97.1
Income from operations	5.9%	2.9%

Total Revenues

The following table summarizes revenues and revenue-related data for the Q1 2014 Period and the Q1 2013 Period (in millions, except average ticket prices and average concessions per patron):

	Q1 2014 Period	Q1 2013 Period
Admissions	$30.3	$28.8
Concessions	11.9	10.9
Other operating revenues	2.0	1.7
Total revenues	$44.2	$41.4
Attendance	3.3	3.2
Average ticket price(1)	$9.18	$9.00
Average concessions revenues per patron(2)	$3.61	$3.41
__________________________________

(1)	Calculated as admissions revenue/attendance.

(2)	Calculated as concessions revenue/attendance.

Q1 2014 Period Compared to Q1 2013 Period

Admissions

During the Q1 2014 Period total admissions revenues increased $1.5 million, or 5.2%, to $30.3 million, from $28.8 million in the Q1 2013 Period. A 3.1% increase in attendance (approximately $0.9 million of total admissions revenue) coupled with a 2.0% increase in average ticket prices (approximately $0.6 million of total admissions revenue), led to the increase in the Q1 2014 Period admissions revenue. We believe that our attendance is primarily dependent upon the commercial appeal of content released by the motion picture studios. The increase in attendance during the Q1 2014 Period was primarily attributable to strong attendance generated by the commercial appeal of the overall film slate during the first quarter of 2014, including most notably, The Lego Movie, Frozen and Ride Along. The average ticket price increase was due to selective price increases identified during our ongoing periodic pricing reviews.

Concessions

During the Q1 2014 Period, total concessions revenues increased $1.0 million, or 9.2%, to $11.9 million, from $10.9 million in the Q1 2013 Period.  Average concessions revenues per patron during the Q1 2014 Period increased 5.9%, to $3.61 during the Q1 2014 Period, from $3.41 in the Q1 2013 Period. The increase in total concessions revenues during the Q1 2014 Period was attributable to the aforementioned increase in attendance during the period (approximately $0.3 million of total concessions revenues), coupled with an increase in average concessions revenues per patron (approximately $0.7 million of total concessions revenues). The increase in average concessions revenues per patron for the Q1 2014 Period was primarily attributable to an increase in popcorn and beverage sales volume resulting from the concession-friendly film slate and selective price increases during the Q1 2014 Period.

Other Operating Revenues

During the Q1 2014 Period, other operating revenues increased $0.3 million, or 17.6%, to $2.0 million, from $1.7 million for the Q1 2013 Period.  Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs and other theatre revenues. The increase in other operating revenues during the Q1 2014 Period was primarily driven by increases in other theatre revenue and incremental revenues from our vendor marketing programs.

Operating Expenses

The following table summarizes certain operating expenses for the Q1 2014 Period and the Q1 2013 Period (dollars in millions):

	Q1 2014 Period		Q1 2013 Period
	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	15.3	50.5	13.9	48.3
Cost of concessions(2)	1.5	12.6	1.5	13.8
Other theatre operating expenses(3)	18.0	40.7	17.9	43.2
Sale and leaseback rentals(3)	3.8	8.6	3.8	9.2
General and administrative expenses(3)	1.4	3.2	1.3	3.1
____________________________________________

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues increased to 50.5% during the Q1 2014 Period from 48.3% in the Q1 2013 Period.  The increase in film rental and advertising costs as a percentage of box office revenues during the Q1 2014 Period was primarily attributable to higher film costs associated with the success of the top tier films exhibited during the Q1 2014 Period.

Cost of Concessions

During the Q1 2014 Period, cost of concessions of $1.5 million was consistent with that of the Q1 2013 Period. Cost of concessions as a percentage of concessions revenues for the Q1 2014 Period was approximately 12.6% compared to 13.8% for the Q1 2013 Period. The decrease in cost of concessions as a percentage of concessions revenues during the Q1 2014 Period was primarily related to an increase in the amount of vendor marketing revenue recorded as a reduction of cost of concessions and the impact of the aforementioned price increases during the period.

Other Theatre Operating Expense

Other theatre operating expenses of $18.0 million for the Q1 2014 Period were in line with that of the Q1 2013 Period.

Sale and Leaseback Rentals

Sale and leaseback expenses of $3.8 million for the Q1 2014 Period were consistent with the Q1 2013 Period.    See Note 4 — "Sale-Leaseback Transactions" for further discussion of sale and leaseback transactions.

General and Administrative Expenses

General and administrative expenses increased $0.1 million, or 7.7%, to $1.4 million during the Q1 2014 Period, from $1.3 million in the Q1 2013 Period.  Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC.  The increase in general and administrative expenses during the Q1 2014 Period was due to the increase in management fee costs incurred resulting from the increase in total revenues during the Q1 2014 Period.  As a percentage of total revenues, general and administrative expenses during the Q1 2014 Period were relatively consistent with that of the Q1 2013 Period.

Depreciation and Amortization

During the Q1 2014 Period, depreciation and amortization expense decreased $0.3 million, or 16.7%, to $1.5 million, from $1.8 million in the Q1 2013 Period.  The decrease in depreciation and amortization expense during the Q1 2014 Period as compared to the Q1 2013 Period was primarily due to the reduction in our screen count subsequent to the end of the Q1 2013 Period.

Net Loss on Disposal and Impairment of Operating Assets

Net loss on disposal and impairment of operating assets totaled $0.1 million for the Q1 2014 Period and was attributable to the closure of two underperforming theatres with 19 screens during the period.

Income from Operations

During the Q1 2014 Period, income from operations increased $1.4 million, or 116.7% to $2.6 million, from $1.2 million in the Q1 2013 Period.  The increase in income from operations during the Q1 2014 Period as compared to the Q1 2013 Period was primarily attributable to the increase in total revenues, partially offset by increases in certain variable operating expense line items described above.

Income Taxes

The provision for income taxes of $1.0 million and $0.5 million for the Q1 2014 Period and the Q1 2013 Period, respectively, reflects effective tax rates of approximately 38.5% and 41.7%, respectively. The effective tax rates for all periods presented reflect the impact of certain non-deductible expenses.

Net Income Attributable to Controlling Interest

During the Q1 2014 Period, net income attributable to controlling interest totaled $1.6 million, which represents an increase of $0.9 million, from net income attributable to controlling interest of $0.7 million in the Q1 2013 Period.  The increase in net income attributable to controlling interest for the Q1 2014 Period was primarily attributable to an increase in operating income described above, partially offset by an increase in income taxes described above.

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

Net cash flows used in operating activities totaled approximately $0.8 million and $4.6 million for the Q1 2014 Period and the Q1 2013 Period, respectively. The $3.8 million net decrease in net cash flows used in operating activities for the Q1 2014 Period as compared to the Q1 2013 Period was caused by an increase in working capital activity of approximately $3.0 million and a $0.8 million increase in net income excluding non-cash items. Working capital activity was primarily impacted by changes in accounts receivable, accrued expense and other and accounts payable activity during the Q1 2014 Period as compared to the Q1 2013 Period. The increase in accounts receivable activity was attributable to decreased attendance and box office revenue at our theatres in the latter part of the Q1 2014 Period, which impacted our credit card receivables balance. The change in accrued expense and other activity and accounts payable activity during the Q1 2014 Period as compared to the Q1 2013 Period was primarily associated with the timing of film and certain other vendor payments during such periods.

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

Net cash flows used in investing activities totaled approximately $0.7 million and $1.5 million for the Q1 2014 Period and the Q1 2013 Period, respectively. The $0.8 million decrease in cash flows used in investing activities during the Q1 2014 Period, as compared to the Q1 2013 Period, was attributable to a $0.8 million decrease in capital expenditures (net of proceeds from disposals).

Financing Activities

Net cash flows provided by financing activities totaled approximately $0.9 million and $2.5 million for the Q1 2014 Period and the Q1 2013 Period, respectively. The $1.6 million decrease in cash flows provided by financing activities during the Q1 2014 Period as compared to the Q1 2013 Period was primarily attributable to the change in related party receivables during the Q1 2014 Period as compared to the Q1 2013 Period.

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments and off-balance sheet arrangements as of December 26, 2013, please refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments" contained in our annual report on Form 10-K for the fiscal year ended December 26, 2013 and incorporated by reference herein.  As of March 27, 2014, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments.  We believe that the amount of cash and cash equivalents on hand and cash flow expected from operations will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

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

UATC does not maintain any direct exposure to market risk as of March 27, 2014.

Item 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 27, 2014, pursuant to Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 27, 2014, our disclosure controls and procedures were effective.

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

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K for the fiscal year ended December 26, 2013, filed with the Commission on March 14, 2014 (File No. 033-49598).

Item 6.	EXHIBITS

Exhibit Number	Description
31.1	Rule 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 15d-14(a) Certification of Principal Financial Officer
101
Financial statements from the quarterly report on Form 10-Q of United Artists Theatre Circuit, Inc. for the quarter ended March 27, 2014, filed on May 12, 2014, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED ARTISTS THEATRE CIRCUIT, INC.

Date:	May 12, 2014	By:	/s/ AMY E. MILES
Amy E. Miles
President
(Principal Executive Officer)

Date:	May 12, 2014	By:	/s/ DAVID H. OWNBY
David H. Ownby
Vice President and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 15d-14(a) Certification of Principal Financial Officer
101
Financial statements from the quarterly report on Form 10-Q of United Artists Theatre Circuit, Inc. for the quarter ended March 27, 2014, filed on May 12, 2014, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text