Form 10-Q
period 2014-09-25
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2014-11-10
CIK 889570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2014

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

The number of shares outstanding of $1.00 par value common stock at November 10, 2014 was 100 shares.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 25, 2014	December 26, 2013
Assets
Current assets:
Cash and cash equivalents	$82.9	$75.0
Receivables	0.8	1.5
Prepaid expenses, concession inventory and other current assets	5.0	1.4
Deferred income tax asset	2.0	2.0
Total current assets	90.7	79.9
Property and equipment:
Land	2.7	2.7
Buildings, leasehold improvements and equipment	108.1	106.4
Total property and equipment	110.8	109.1
Accumulated depreciation and amortization	(82.3)	(78.2)
Total property and equipment, net	28.5	30.9
Goodwill	7.1	7.1
Other non-current assets	11.2	10.3
Total assets	$137.5	$128.2
Liabilities and Equity
Current liabilities:
Accounts payable	$7.8	$8.2
Accrued expenses and other	5.9	7.4
Current portion of debt obligations	0.3	0.3
Total current liabilities	14.0	15.9
Other non-current liabilities	4.5	4.9
Non-current deferred revenue	22.8	23.4
Long-term debt, less current portion	0.3	0.5
Deferred income tax liability	22.9	23.2
Total liabilities	64.5	67.9
Commitments and contingencies
Equity:
Preferred stock, $1.00 par value; 500,000 shares authorized, no shares issued and outstanding at September 25, 2014 and December 26, 2013	—	—
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at September 25, 2014 and December 26, 2013	—	—
Additional paid-in capital	93.2	93.2
Retained earnings	63.8	55.8
Related party receivables	(84.3)	(89.1)
Total stockholder’s equity of United Artists Theatre Circuit, Inc.	72.7	59.9
Noncontrolling interest	0.3	0.4
Total equity	73.0	60.3
Total liabilities and equity	$137.5	$128.2

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	Quarter Ended September 25, 2014	Quarter Ended September 26, 2013	Three Quarters Ended September 25, 2014	Three Quarters Ended September 26, 2013
Revenues:
Admissions	$29.9	$36.9	$92.5	$102.6
Concessions	11.7	14.4	36.1	39.3
Other operating revenues	2.1	2.2	6.1	6.3
Total revenues	43.7	53.5	134.7	148.2
Operating expenses:
Film rental and advertising costs	15.4	18.9	47.6	52.4
Cost of concessions	1.5	1.9	4.7	5.3
Other theatre operating expenses	13.1	19.5	48.8	56.4
Sale and leaseback rentals	3.8	3.7	11.4	11.3
General and administrative expenses	1.3	1.6	4.1	4.5
Depreciation and amortization	1.6	1.7	4.7	5.3
Net loss on disposal and impairment of operating assets	—	—	0.2	1.3
Total operating expenses	36.7	47.3	121.5	136.5
Income from operations	7.0	6.2	13.2	11.7
Other expense (income):
Interest expense (income), net	(0.2)	—	(0.2)	—
Total other expense (income), net	(0.2)	—	(0.2)	—
Income before income taxes	7.2	6.2	13.4	11.7
Provision for income taxes	2.8	2.4	5.3	4.6
Net income	4.4	3.8	8.1	7.1
Noncontrolling interest, net of tax	(0.1)	(0.1)	(0.1)	(0.1)
Net income attributable to controlling interest	$4.3	$3.7	$8.0	$7.0

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Quarters Ended September 25, 2014	Three Quarters Ended September 26, 2013
Cash flows from operating activities:
Net income	$8.1	$7.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4.7	5.3
Net loss on disposal and impairment of operating assets	0.2	1.3
Deferred income tax benefit	(0.2)	(0.5)
Effect of leases with escalating minimum annual rentals	(1.3)	(1.0)
Change in operating assets and liabilities:
Receivables	0.7	0.8
Prepaid expenses, concession inventory and other assets	(3.6)	(3.6)
Accounts payable	(0.3)	(0.3)
Deferred revenue	(0.6)	(0.6)
Accrued expenses and other liabilities	(1.6)	0.3
Net cash provided by operating activities	6.1	8.8
Cash flows from investing activities:
Capital expenditures	(2.6)	(2.6)
Proceeds from disposition of assets, net	—	0.1
Distributions to partnership	(0.1)	(0.1)
Net cash used in investing activities	(2.7)	(2.6)
Cash flows from financing activities:
Debt payments	(0.2)	(0.2)
Decrease in related party receivables and other	4.7	6.3
Net cash provided by financing activities	4.5	6.1
Net increase in cash and cash equivalents	7.9	12.3
Cash and cash equivalents:
Beginning of period	75.0	54.7
End of period	$82.9	$67.0

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 25, 2014 AND SEPTEMBER 26, 2013

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

UATC operated 455 screens in 50 theatres in 17 states as of September 25, 2014. As of September 26, 2013, UATC operated 476 screens in 53 theatres in 17 states.  The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2014) results in a 53-week fiscal year. The quarters and three quarters ended September 25, 2014 and September 26, 2013 were comprised of 13 and 39-week periods, respectively. On August 27, 2014, Regal Entertainment Group's ("REG" or "Regal") Board of Directors approved a change in the Company’s fiscal year from a 52-53 week fiscal year ending on the first Thursday after December 25 of each year to a fiscal year ending on December 31 of each year, effective with the fiscal year commencing January 2, 2015.  The Company’s current fiscal year will end on January 1, 2015, with subsequent fiscal years ending on December 31 of each year.  Beginning January 2, 2015, the Company’s quarterly results will be for three month periods ending March 31, June 30, September 30 and December 31 of each year.

The Company is a wholly owned subsidiary of Regal Cinemas, Inc. ("RCI"), which is an indirect wholly owned subsidiary of REG. REG is controlled by Anschutz Company ("Anschutz"). RCI manages all aspects of the theatre operations of UATC and its subsidiaries and makes all business decisions on behalf of UATC pursuant to a management agreement.  In certain markets where UATC operates theatres, RCI also operates theatres.

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

The Company has prepared the unaudited condensed consolidated balance sheet as of September 25, 2014, the unaudited condensed consolidated statements of income for the quarter and three quarters ended September 25, 2014 and September 26, 2013, and the unaudited condensed consolidated statements of cash flows for the three quarters ended September 25, 2014 and September 26, 2013 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The December 26, 2013 unaudited condensed consolidated balance sheet information is derived from the 2013 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the 2013 Audited Consolidated Financial Statements and notes thereto. The results of operations for the quarter and three quarters ended September 25, 2014 are not necessarily indicative of the operating results that may be achieved for the full 2014 fiscal year.

Net income and total comprehensive income are the same for all periods presented.

(2)	Debt Obligations
Debt obligations are summarized as follows (amounts in millions):

	September 25, 2014	December 26, 2013
Debt obligations(a)	$0.6	$0.8
Less current portion	(0.3)	(0.3)
Long-term debt, less current portion	$0.3	$0.5
 ______________________________
(a)     Debt obligations include $0.6 million and $0.8 million of capital lease obligations as of September 25, 2014 and December 26, 2013, respectively, which have an interest rate of 10.0%, maturing in 2016.

(3)	Related Party Transactions

Management Agreement

RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the quarters ended September 25, 2014 and September 26, 2013, UATC recorded management fee expenses of $1.3 million and $1.6 million, respectively, related to this agreement. During the three quarters ended September 25, 2014 and September 26, 2013, UATC recorded management fee expenses of $4.1 million and $4.5 million, respectively, related to this agreement. Such fees have been recorded in the accompanying unaudited condensed consolidated statements of income as a component of "General and administrative expenses."

Related Party Receivables

The related party receivables balance of $89.1 million as of December 26, 2013 was comprised of approximately $9.8 million related to advances made to Prop I to fund additions and/or renovations to theatres leased from Prop I and approximately $79.3 million related to intercompany transactions and cash management.  The related party receivables balance of $84.3 million as of September 25, 2014 was also comprised of the $9.8 million receivable from Prop I and approximately $74.5 million related to intercompany transactions and cash management.

UATC leases three theatres from Prop I in accordance with a master lease (the "Prop I Master Lease"). The Prop I Master Lease commenced in 1988 with an original base term of 15 years and in 2003 UATC exercised a 10 year renewal extension of the lease. During fiscal 2013, the lease was subsequently extended through 2016. The Prop I Master Lease provides for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre. In order to fund the cost of additions and/or renovations to the theatres leased by UATC from Prop I, UATC made advances to Prop I prior to becoming a wholly owned subsidiary of REG in 2002.  Since 2002, UATC has not funded any additions and/or renovations for these properties and does not expect to make any advances to Prop 1 in future periods. The Prop I portion of the related party receivable balance ($9.8 million at September 25, 2014 and December 26, 2013) will be reduced upon any sale of the three properties by Prop I, with UATC receiving the net proceeds of the sale. The fair value of each of the three locations is evaluated periodically using the expected selling price less selling costs for each property.  Management’s estimates (Level 3 inputs as described in Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures) are based on recent market transactions and current real estate values within each market.  The Company has no current intention to market or sell the properties at this time, but believes that the fair market value of the three properties will be sufficient to substantially recover the current receivable from Prop I.

The decrease in the related party receivables balance of $4.8 million during the three quarters ended September 25, 2014 was due primarily to the timing of intercompany cash collections and disbursements particularly with respect to (1) the increase in the amount of expenses paid by RCI on behalf of UATC, partially offset by (2) the impact of the redemption of gift cards and discount tickets at UATC theatres that were sold by a subsidiary of RCI, Regal CineMedia Corporation ("RCM"), and (3) cash received by RCI for various revenue items, such as on-line ticket sales and rebates from vendor marketing programs, for UATC’s share of the revenues for such items. When RCI (or RCM) receives the cash for these items, revenue is recorded by UATC and a corresponding intercompany receivable is created, which is payable by RCI (or RCM) to UATC.  Decreases in the intercompany receivable recorded by UATC could occur in future periods as long as the above described cash management activities continue as usual.  As of September 25, 2014, management believes the intercompany receivable is fully collectible.

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

The Company’s portion of these revenues is presented as a component of "Other operating revenues" in the Company’s unaudited condensed consolidated financial statements and consists of the following amounts (in millions):

	Quarter Ended September 25, 2014	Quarter Ended September 26, 2013	Three Quarters Ended September 25, 2014	Three Quarters Ended September 26, 2013
Theatre access fees - patrons	$0.2	$0.3	$0.7	$0.9
Theatre access fees - digital screens	0.1	0.2	0.3	0.3
Other NCM revenue	0.1	—	0.2	0.2
Amortization of ESA modification fees	0.1	0.1	0.4	0.3
Payments for beverage concessionaire advertising	(0.2)	(0.3)	(0.6)	(0.8)
Total	$0.3	$0.3	$1.0	$0.9

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

DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including Regal. In accordance with the

Master Lease, RCI subleases (the "Sublease") the digital projection systems to UATC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option.  On March 31, 2014, the junior capital raised by DCIP in the initial financing transaction was paid in full by DCIP. In connection with the repayment, the Master Lease (and Sublease) was amended to eliminate the incremental minimum rent payment provision of $2,000 per digital projection system described more fully in Note 5 to the 2013 Audited Consolidated Financial Statements. Under the Master Lease and the Sublease, UATC pays RCI annual minimum rent of $1,000 per digital projection system from the effective date of the agreement through the end of the lease term. UATC considers the $1,000 minimum rental to be a minimum rent and accordingly has recorded such rent on a straight-line basis in its consolidated financial statements. UATC is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease and the Sublease. Certain of the other rent payments are subject to either a monthly or an annual maximum. UATC accounts for the Sublease as an operating lease for accounting purposes. During the three quarters ended September 25, 2014 and September 26, 2013, the Company incurred total rent of approximately $0.4 million and $0.8 million, respectively associated with the leased digital projection systems.

(4)	Sale—Leaseback Transactions

In December 1995, UATC entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of September 25, 2014, 11 properties were subject to the sale leaseback transaction and approximately $7.7 million in principal amount of pass-through certificates were outstanding.

(5)	Income Taxes

The provision for income taxes of $2.8 million and $2.4 million for the quarters ended September 25, 2014 and September 26, 2013, respectively, reflects effective tax rates of approximately 38.9% and 38.7%, respectively. The provision for income taxes of $5.3 million and $4.6 million for the three quarters ended September 25, 2014 and September 26, 2013, respectively, reflects effective tax rates of approximately 39.6% and 39.3%, respectively.  The effective tax rates for the quarters and three quarters ended ended September 25, 2014 and September 26, 2013 reflect the impact of certain non-deductible expenses.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets of $2.4 million as of September 25, 2014 and December 26, 2013 as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

The Company files income tax returns in the U.S. federal jurisdiction and certain state jurisdictions as part of the REG income tax filings and files separate income tax returns in various other state jurisdictions as well.  The Company's share of the REG current and deferred tax expense is determined on a separate company basis. REG and the Company are no longer subject to U.S. federal income tax examinations by taxing authorities for years before 2010, and with limited exceptions, are no longer subject to state income tax examinations for years before 2010.  However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year. In May 2014, REG was notified that the Internal Revenue Service ("IRS") would examine its 2012 federal income tax return. As of the quarter ended September 25, 2014, REG has not been notified of any items that are being disputed by the IRS. Management believes that it has provided adequate provision for income taxes relative to the tax year under examination.

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

On July 10, 2014, the State of New York approved a sales tax refund claim filed by the Company to recover sales taxes paid on certain nontaxable purchases made by the Company during the fiscal 2008 through fiscal 2012 periods. The refund totaled approximately $5.1 million, including interest. The Company recorded the refund during the quarter ended September 25, 2014 by reducing "Other operating expenses" by approximately $4.9 million and "Interest expense, net" by approximately $0.2 million.

In situations where management believes that a loss arising from the proceedings described herein is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no amount within the range is more probable than another. As additional information becomes available, any potential liability related to these proceedings is assessed and the estimates are revised, if necessary. The amounts reserved for such proceedings totaled approximately $2.8 million (primarily landlord-tenant disputes) as of September 25, 2014. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company’s consolidated financial position, results of operations or cash flows. Under ASC Topic 450, Contingencies—Loss Contingencies, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight. Management is unable to estimate a range of reasonably possible loss for cases described herein in which damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, and/or (v) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company’s financial condition, though the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

On October 27, 2014, REG announced that its Board of Directors has authorized the exploration of strategic alternatives to enhance shareholder value, which may include a potential sale of Regal. REG's Board of Directors has retained Morgan Stanley & Co. LLC, Inc. as its financial advisor to assist in the review process. REG has not set a definitive timetable for completing its exploration of strategic alternatives and there can be no assurance that the process will result in any specific outcome. REG does not intend to disclose further developments during this process, unless and until its Board of Directors approves a specific course of action or otherwise concludes the review.

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

Overview and Basis of Presentation

UATC operated 455 screens in 50 theatres in 17 states as of September 25, 2014. As of September 26, 2013, UATC operated 476 screens in 53 theatres in 17 states. The theatres we operate are managed by RCI, a wholly owned subsidiary of Regal, pursuant to a management arrangement described below. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted. The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2014) results in a 53-week fiscal year. On August 27, 2014, REG's Board of Directors approved a change in the Company’s fiscal year from a 52-53 week fiscal year ending on the first Thursday after December 25 of each year to a fiscal year ending on December 31 of each year, effective with the fiscal year commencing January 2, 2015.  The Company’s current fiscal year will end on January 1, 2015, with subsequent fiscal years ending on December 31 of each year.  Beginning January 2, 2015, the Company’s quarterly results will be for three month periods ending March 31, June 30, September 30 and December 31 of each year.

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

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" contained in our annual report on Form 10-K for the fiscal year ended December 26, 2013 and incorporated by reference herein.  As of September 25, 2014, there were no significant changes in our critical accounting policies or estimation procedures.

Significant Events

For a discussion of significant operating, financing and investing transactions which have occurred through December 26, 2013, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 26, 2013 and incorporated herein by reference.

On October 27, 2014, REG announced that its Board of Directors has authorized the exploration of strategic alternatives to enhance shareholder value, which may include a potential sale of Regal. REG's Board of Directors has retained Morgan Stanley & Co. LLC, Inc. as its financial advisor to assist in the review process. REG has not set a definitive timetable for completing its exploration of strategic alternatives and there can be no assurance that the process will result in any specific outcome. REG does not intend to disclose further developments during this process, unless and until its Board of Directors approves a specific course of action or otherwise concludes the review.

Results of Operations

Based on our review of industry sources, North American box office revenues for the time period that corresponds to UATC’s third fiscal quarter of 2014 were estimated to have decreased by approximately 13 percent in comparison to the third fiscal quarter of 2013.  The industry’s box office results for the third quarter of 2014 were negatively impacted by difficult comparisons generated from strong attendance from the breadth and commercial success of the overall film slate during the third quarter of 2013, which experienced record box office revenues.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of income for the quarter ended September 25, 2014 ("Q3 2014 Period"), the quarter ended September 26, 2013 ("Q3 2013 Period"), the three quarters ended September 25, 2014 ("Fiscal 2014 Period") and the three quarters ended September 26, 2013 ("Fiscal 2013 Period"):

	Q3 2014 Period	Q3 2013 Period	Fiscal 2014 Period	Fiscal 2013 Period
Revenues:
Admissions	68.4%	69.0%	68.7%	69.2%
Concessions	26.8	26.9	26.8	26.5
Other operating revenues	4.8	4.1	4.5	4.3
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	35.2	35.3	35.3	35.4
Cost of concessions	3.4	3.6	3.5	3.6
Other theatre operating expenses	30.0	36.4	36.2	38.1
Sale and leaseback rentals	8.7	6.9	8.5	7.6
General and administrative expenses	3.0	3.0	3.0	3.0
Depreciation and amortization	3.7	3.2	3.5	3.6
Net loss on disposal and impairment of operating assets	—	—	0.1	0.9
Total operating expenses	84.0	88.4	90.2	92.1
Income from operations	16.0%	11.6%	9.8%	7.9%

Total Revenues

The following table summarizes revenues and revenue-related data for the Q3 2014 Period, the Q3 2013 Period, the Fiscal 2014 Period and the Fiscal 2013 Period (in millions, except average ticket prices and average concessions per patron):

	Q3 2014 Period	Q3 2013 Period	Fiscal 2014 Period	Fiscal 2013 Period
Admissions	$29.9	$36.9	$92.5	$102.6
Concessions	11.7	14.4	36.1	39.3
Other operating revenues	2.1	2.2	6.1	6.3
Total revenues	$43.7	$53.5	$134.7	$148.2
Attendance	3.2	4.1	9.9	11.3
Average ticket price(1)	$9.34	$9.00	$9.34	$9.08
Average concessions revenues per patron(2)	$3.66	$3.51	$3.65	$3.48
__________________________________

(1)	Calculated as admissions revenue/attendance.

(2)	Calculated as concessions revenue/attendance.

Admissions

During the Q3 2014 Period total admissions revenue decreased $7.0 million, or 19.0%, to $29.9 million, from $36.9 million in the Q3 2013 Period. A 22.0% decrease in attendance (approximately $8.1 million of total admissions revenue), partially offset by a 3.8% increase in average ticket prices (approximately $1.1 million of total admissions revenue), led to the decrease in Q3 2014 Period admissions revenue. We believe that our attendance is primarily dependent upon the commercial appeal of content released by the motion picture studios. Attendance for the Q3 2014 Period in comparison to that of the Q3 2013 Period was negatively impacted by strong attendance generated by the breadth and commercial appeal of the overall film slate during the Q3 2013 Period, which experienced record box office revenues, and the closure of 21 underperforming screens during the twelve month period ended September 25, 2014. For the Q3 2014 Period, the 3.8% average ticket price increase was due to selective price increases identified during our ongoing periodic pricing reviews and an increase in the percentage of our admissions revenues generated by premium format films exhibited during the Q3 2014 Period.

During the Fiscal 2014 Period total admissions revenues decreased $10.1 million, or 9.8%, to $92.5 million, from $102.6 million in the Fiscal 2013 Period. A 12.4% decrease in attendance (approximately $12.7 million of total admissions revenue), partially offset by a 2.9% increase in average ticket prices (approximately $2.6 million of total admissions revenue), led to the decline in the Fiscal 2014 Period admissions revenue. Attendance during the Fiscal 2014 Period was negatively impacted by strong attendance generated by the commercial appeal of the overall film slate during the Fiscal 2013 Period and the closure of 21 underperforming screens during twelve month period ended September 25, 2014. For the Fiscal 2014 Period, the 2.9% average ticket price increase was due to selective price increases identified during our ongoing periodic pricing reviews.

Concessions

Total concessions revenues decreased $2.7 million, or 18.8%, to $11.7 million during the Q3 2014 Period, from $14.4 million for the Q3 2013 Period. During the Fiscal 2014 Period, total concessions revenues decreased $3.2 million, or 8.1%, to $36.1 million, from $39.3 million in the Fiscal 2013 Period.  Average concessions revenues per patron during the Q3 2014 Period increased 4.3%, to $3.66, from $3.51 in the Q3 2013 Period. Average concessions revenues per patron during the Fiscal 2014 Period increased 4.9%, to $3.65 during the Fiscal 2014 Period, from $3.48 in the Fiscal 2013 Period. The decrease in total concessions revenues during the Q3 2014 Period was attributable to the aforementioned decrease in attendance during the period (approximately $3.2 million of total concessions revenues), partially offset by an increase in average concessions revenues per patron (approximately $0.5 million of total concessions revenues). The decrease in total concessions revenues during the Fiscal 2014 Period was attributable to the aforementioned decline in attendance during the period (approximately $4.9 million of total concessions revenues), partially offset by an increase in average concessions revenues per patron (approximately $1.7 million of total concessions revenues). The increase in average concessions revenues per patron for the Q3 2014 Period and the Fiscal 2014 Period was primarily attributable to an increase in popcorn and beverage sales volume and selective price increases during the Q3 2014 Period and the Fiscal 2014 Period.

Other Operating Revenues

During the Q3 2014 Period, other operating revenues decreased $0.1 million, or 4.5%, to $2.1 million, from $2.2 million in the Q3 2013 Period. During the Fiscal 2014 Period, other operating revenues decreased $0.2 million, or 3.2%, to $6.1 million, from $6.3 million for the Fiscal 2013 Period.  Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs and other theatre revenues. The decline in other operating revenues during the Q3 2014 Period and the Fiscal 2014 Period was primarily driven by decreases in revenues from our vendor marketing programs, partially offset by increases in other theatre revenues.

Operating Expenses

The following table summarizes certain operating expenses for the Q3 2014 Period, the Q3 2013 Period, the Fiscal 2014 Period and the Fiscal 2013 Period (dollars in millions):

	Q3 2014 Period		Q3 2013 Period		Fiscal 2014 Period		Fiscal 2013 Period
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	15.4	51.5	18.9	51.2	47.6	51.5	52.4	51.1
Cost of concessions(2)	1.5	12.8	1.9	13.2	4.7	13.0	5.3	13.5
Other theatre operating expenses(3)	13.1	30.0	19.5	36.4	48.8	36.2	56.4	38.1
Sale and leaseback rentals(3)	3.8	8.7	3.7	6.9	11.4	8.5	11.3	7.6
General and administrative expenses(3)	1.3	3.0	1.6	3.0	4.1	3.0	4.5	3.0
____________________________________________

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues increased to 51.5% during the Q3 2014 Period from 51.2% in the Q3 2013 Period and for the Fiscal 2014 Period, increased to 51.5%, from 51.1% in the Fiscal 2013 Period.  The increase in film rental and advertising costs as a percentage of box office revenues during the Q3 2014 Period was primarily attributable to higher film costs associated with the success of the top tier films exhibited during the Q3 2014 Period, coupled with a slight increase in advertising and promotional costs during the Q3 2014 Period. The increase in film rental and advertising costs as a percentage of box office revenues during the Fiscal 2014 Period was primarily attributable to higher film costs associated with the success of the top tier films exhibited during the first and third quarters of fiscal 2014, coupled with an increase in advertising and promotional costs during the Fiscal 2014 Period.

Cost of Concessions

During the Q3 2014 Period, cost of concessions decreased $0.4 million, or 21.1%, to $1.5 million, from $1.9 million in the Q3 2013 Period. During the Fiscal 2014 Period, cost of concessions decreased $0.6 million, or 11.3%, to $4.7 million, from $5.3 million in the Q3 2013 Period. For the Q3 2014 Period, cost of concessions as a percentage of concessions revenues was approximately 12.8% compared to 13.2% for the Q3 2013 Period. Cost of concessions as a percentage of concessions revenues for the Fiscal 2014 Period was approximately 13.0% compared to 13.5% for the Fiscal 2013 Period. The decrease in cost of concessions as a percentage of concessions revenues during the Q3 2014 Period and the Fiscal 2014 Period primarily related to an increase in the amount of vendor marketing revenues recorded as a reduction of cost of concessions and the impact of the aforementioned price increases during the period, partially offset by slight increases in raw material costs.

Other Theatre Operating Expense

Other theatre operating expenses decreased $6.4 million, or 32.8%, to $13.1 million in the Q3 2014 Period, from $19.5 million in the Q3 2013 Period. For the Fiscal 2014 Period, other theatre operating expenses decreased $7.6 million, or 13.5%, to $48.8 million in the Fiscal 2014 Period, from $56.4 million in the Fiscal 2013 Period. The decrease in other operating expenses during the Q3 2014 Period was primarily attributable to the impact of the State of New York sales tax refund received by the Company during the Q3 2014 Period totaling approximately $4.9 million (described further in Note 6—"Litigation and Contingencies") and decreases in theatre level payroll expenses during the Q3 2014 Period. During the Fiscal 2014 Period, the decrease in other operating expenses was primarily attributable to the aforementioned State of New York sales tax refund of approximately $4.9 million and decreased costs associated with lower premium format film revenues during the Fiscal 2014 Period, partially offset by increases in certain non-rent occupancy costs during the Fiscal 2014 Period.

Sale and Leaseback Rentals

Sale and leaseback expenses of $3.8 million for the Q3 2014 Period were consistent with the Q3 2013 Period. Sale and leaseback expenses of $11.4 million for the Fiscal 2014 Period were consistent with the Fiscal 2013 Period.  See Note 4 — "Sale-Leaseback Transactions" for further discussion of sale and leaseback transactions.

General and Administrative Expenses

General and administrative expenses decreased $0.3 million, or 18.8%, to $1.3 million in the Q3 2014 Period, from $1.6 million in the Q3 2013 Period. General and administrative expenses decreased $0.4 million, or 8.9%, to $4.1 million during the Fiscal 2014 Period, from $4.5 million in the Fiscal 2013 Period.  Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC. The decrease in total general and administrative expenses and general and administrative expenses during the Q3 2014 Period and the Fiscal 2014 Period was due to the decrease in management fee costs incurred resulting from the decline in total revenues during the periods. As a percentage of total revenues, general and administrative expenses during the Q3 2014 Period and the Fiscal 2014 Period were consistent with that of the Q3 2013 Period and the Fiscal 2013 Period.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.1 million, or 5.9%, to $1.6 million in the Q3 2014 Period, from $1.7 million in the Q3 2013 Period. During the Fiscal 2014 Period, depreciation and amortization expense decreased $0.6 million, or 11.3%, to $4.7 million, from $5.3 million in the Fiscal 2013 Period.  The decrease in depreciation and amortization expense during the Q3 2014 Period and the Fiscal 2014 Period as compared to the Q3 2013 Period and the Fiscal 2013 Period was primarily due to the closure of three theatres with 21 screens since the end of the Q3 2013 Period.

Net Loss on Disposal and Impairment of Operating Assets

Net loss on disposal and impairment of operating assets decreased $1.1 million, to $0.2 million in the Fiscal 2014 Period, from $1.3 million in the Fiscal 2013 Period. The decrease in net loss on disposal and impairment of operating assets during the Fiscal 2014 Period was primarily attributable to the impact of the closure of one underperforming theatre with nine screens during the quarter ended June 27, 2013.

Income from Operations

Income from operations increased $0.8 million, or 12.9%, to $7.0 million in the Q3 2014 Period, from $6.2 million in the Q3 2013 Period. During the Fiscal 2014 Period, income from operations increased $1.5 million, or 12.8% to $13.2 million, from $11.7 million in the Fiscal 2013 Period.  The increase in income from operations during the Q3 2014 Period and the Fiscal 2014 Period was primarily attributable to decreases in certain variable operating expense line items described above, partially offset by a decrease in total revenues.

Income Taxes

The provision for income taxes of $2.8 million and $2.4 million for the Q3 2014 Period and the Q3 2013 Period, respectively, reflects effective tax rates of approximately 38.9% and 38.7%, respectively. The provision for income taxes of $5.3 million and $4.6 million for the Fiscal 2014 Period and the Fiscal 2013 Period, respectively, reflects effective tax rates of approximately 39.6% and 39.3%, respectively. The effective tax rates for all periods presented reflect the impact of certain non-deductible expenses.

Net Income Attributable to Controlling Interest

Net income attributable to controlling interest for the Q3 2014 Period totaled $4.3 million, which represents an increase of $0.6 million, from net income attributable to controlling interest of $3.7 million in the Q3 2013 Period. During the Fiscal 2014 Period, net income attributable to controlling interest totaled $8.0 million, which represents an increase of $1.0 million, from net income attributable to controlling interest of $7.0 million in the Fiscal 2013 Period.  The increase in net income attributable to controlling interest for the Q3 2014 Period and the Fiscal 2014 Period was primarily attributable to an increase in operating income, partially offset by an increase in income taxes as described above.

Liquidity and Capital Resources

On a consolidated basis, we expect our primary uses of cash to be for operating expenses, capital expenditures, investments, general corporate purposes related to corporate operations, related party transactions and debt services.  The principal sources of liquidity are cash generated from operations and cash on hand.

On October 27, 2014, REG announced that its Board of Directors has authorized the exploration of strategic alternatives to enhance shareholder value, which may include a potential sale of Regal. REG's Board of Directors has retained Morgan Stanley & Co. LLC, Inc. as its financial advisor to assist in the review process. REG has not set a definitive timetable for completing its exploration of strategic alternatives and there can be no assurance that the process will result in any specific outcome. REG does not intend to disclose further developments during this process, unless and until its Board of Directors approves a specific course of action or otherwise concludes the review.

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

Net cash flows provided by operating activities totaled approximately $6.1 million and $8.8 million for the Fiscal 2014 Period and the Fiscal 2013 Period, respectively. The $2.7 million net decrease in net cash flows provided by operating activities for the Fiscal 2014 Period as compared to the Fiscal 2013 Period was caused by a decrease in working capital activity of approximately $2.0 million and a $0.7 million decrease in net income excluding non-cash items. Working capital activity was primarily impacted by changes in accrued expense and other activity during the Fiscal 2014 Period as compared to the Fiscal 2013 Period. The change in accrued expense and other activity was primarily due to the timing of film and certain other vendor payments associated with decreased attendance and admissions revenues at our theatres during the latter part of the Fiscal 2014 Period.

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

Net cash flows used in investing activities totaled approximately $2.7 million and $2.6 million for the Fiscal 2014 Period and the Fiscal 2013 Period, respectively. The $0.1 million increase in cash flows used in investing activities during the Fiscal 2014 Period, as compared to the Fiscal 2013 Period, was attributable to a $0.1 million increase in capital expenditures (net of proceeds from disposals).

Financing Activities

Net cash flows provided by financing activities totaled approximately $4.5 million and $6.1 million for the Fiscal 2014 Period and the Fiscal 2013 Period, respectively. The $1.6 million decrease in cash flows provided by financing activities during the Fiscal 2014 Period as compared to the Fiscal 2013 Period was primarily attributable to the change in related party receivables during the Fiscal 2014 Period as compared to the Fiscal 2013 Period.

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments and off-balance sheet arrangements as of December 26, 2013, please refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments" contained in our annual report on Form 10-K for the fiscal year ended December 26, 2013 and incorporated by reference herein.  As of September 25, 2014, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments.  We believe that the amount of cash and cash equivalents on hand and cash flow expected from operations will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

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

UATC does not maintain any direct exposure to market risk as of September 25, 2014.

Item 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 25, 2014, pursuant to Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 25, 2014, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
Financial statements from the quarterly report on Form 10-Q of United Artists Theatre Circuit, Inc. for the quarter ended September 25, 2014, filed on November 10, 2014, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED ARTISTS THEATRE CIRCUIT, INC.

Date:	November 10, 2014	By:	/s/ AMY E. MILES
Amy E. Miles
President
(Principal Executive Officer)

Date:	November 10, 2014	By:	/s/ DAVID H. OWNBY
David H. Ownby
Vice President and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 15d-14(a) Certification of Principal Financial Officer
101
Financial statements from the quarterly report on Form 10-Q of United Artists Theatre Circuit, Inc. for the quarter ended September 25, 2014, filed on November 10, 2014, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text