Form 10-K
period 2015-01-01
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2015-03-20
CIK 889570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2015
Commission file number: 033-49598
UNITED ARTISTS THEATRE CIRCUIT, INC.
(Exact name of registrant as specified in its charter)

Maryland	13-1424080
(State or Other Jurisdiction of Incorporation or Organization)	(Internal Revenue Service Employer Identification Number)

7132 Regal Lane
Knoxville, TN	37918
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: 865/922-1123
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒ No ☐
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐ No ☒
The registrant is a wholly owned subsidiary of Regal Entertainment Group. As of June 26, 2014, there were no shares of voting or non-voting common stock held by non-affiliates of the registrant.
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I(2).
The number of shares outstanding of $1.00 par value common stock at March 20, 2015 was 100 shares.

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

DESCRIPTION OF BUSINESS

As of January 1, 2015, we operated 445 screens in 49 theatres in 17 states with over 13 million annual attendees for the fifty-three week fiscal year ended January 1, 2015 ("fiscal 2014"). Our theatres are managed by RCI, a wholly owned subsidiary of Regal, pursuant to a management arrangement described below.  We operate multi-screen theatres and have an average of approximately 9.1 screens per location. Theatre operations in six states (New York, California, Maryland, Texas, Mississippi, and Florida) accounted for approximately 74% and 69% of our total theatres and screens, respectively, as of January 1, 2015 and approximately 81% of UATC’s total revenue for fiscal 2014.

We have historically upgraded our theatre circuit by retrofitting existing theatres and strategically closing and disposing of underperforming theatres.  As of January 1, 2015, approximately 45% of our locations featured stadium seating and approximately 51% of our theatres had 10 or more screens.

For fiscal 2014 and prior periods, the Company's fiscal year ended on the first Thursday after December 25, which in certain years (such as fiscal 2014) resulted in a fifty-three week fiscal year. On August 27, 2014, Regal's Board of Directors approved a change in the Company’s fiscal year from a 52-53 week fiscal year ending on the first Thursday after December 25 of each year to a fiscal year ending on December 31 of each year, effective with the fiscal year commencing January 2, 2015. Beginning January 2, 2015, the Company’s quarterly results will be for three month periods ending March 31, June 30, September 30 and December 31 of each year.

For fiscal 2014, we reported total revenues, income from operations and net income attributable to controlling interest of $180.6 million, $16.6 million and $10.0 million, respectively. In addition, we generated $18.5 million of cash flows from operating activities during fiscal 2014.

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

INDUSTRY OVERVIEW AND TRENDS

The domestic motion picture exhibition industry is a mature business that has historically maintained steady long-term growth in revenues and attendance. Since 1965, total box office revenues have grown at a compound annual growth rate of approximately 5% with annual attendance of approximately 1.3 billion attendees in 2014. Against this background of steady long-term growth in revenues and attendance, the exhibition industry has experienced periodic short-term increases and decreases in attendance and in turn box office revenues. Consequently, we expect the cyclical nature of the domestic motion picture exhibition industry to continue for the foreseeable future. However, we believe that long-term trends in motion picture attendance in the U.S. will continue to benefit the domestic motion picture exhibition industry. For example, even during the most recent recessionary period, attendance levels remained stable.

Through the years, the domestic motion picture exhibition industry has experienced increased competition from other methods of delivering content to consumers, including network and syndicated television, cable and satellite television services, in-home video and DVD and pay-per-view services such as video on demand, digital downloads and streaming via the Internet. Traditionally, when motion picture distributors license their films to the domestic exhibition industry, they refrain from licensing their products to other delivery channels for a period of time, commonly called the theatrical release window. Over the past several years, the average period between a film's theatrical release and its in-home video or DVD release has contracted slightly to approximately three to four months. We believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window during our film licensing decisions. Fundamentally, we believe that movie-going is a convenient, affordable and attractively priced form of out-of-home entertainment, which, on an average price per patron basis, continues to compare favorably to other out-of-home entertainment alternatives, such as concerts and sporting events.

Finally, the domestic motion picture exhibition industry is in the process of experimenting with and implementing various initiatives, concepts and customer amenities aimed at delivering a premium movie-going experience for its customers in order to differentiate services and build brand loyalty, which we believe will provide us the opportunity for incremental revenue and cash flows. These initiatives include reserved seating and luxury reclining seating, broadening food and beverage offerings, in-theatre dining and bar service, the enhancement of loyalty programs and other customer engagement initiatives such as mobile ticketing applications, internet ticketing, social media and other marketing initiatives. In addition, we believe the benefits associated with premium motion picture formats are significant for our industry and provide us with the opportunity for incremental revenue from formats such as IMAX® and our proprietary large screen format, RPXSM. Finally, we believe that operating a digital theatre circuit provides greater flexibility in scheduling our programming content, which has enhanced our capacity utilization, and enables us to generate incremental revenue from differentiated motion picture formats, such as digital 3D, and the exhibition of specialty content offerings through certain distributors of specialty content, such as AC JV, LLC. We are optimistic that these and other recent industry initiatives and trends will drive continued growth and strength for the domestic motion picture industry.

THEATRE OPERATIONS

UATC operates 445 screens in 49 theatres in 17 states as of January 1, 2015.  We primarily operate multi-screen theatres. Our multi-screen theatre complexes typically feature auditoriums ranging from 100 to 500 seats each. As a result, our theatres appeal to a diverse group of patrons because we offer a wide selection of films and convenient show times. In addition, many of our theatres feature state-of-the-art amenities such as immersive wall-to-wall and floor-to-ceiling screens, Sony Digital Cinema™ 4K projection systems, 3D digital projection systems, digital stereo surround-sound, closed-captioning, multi-station concessions stands, computerized ticketing systems, plush stadium seating with cup holders and retractable armrests, and enhanced interiors featuring video game and party room areas adjacent to the theatre lobby.

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

The following table details the number of locations and theatre screens in our theatre circuit ranked by the number of screens in each state as of January 1, 2015:

State	Locations	Number of Screens
New York	11	98
California	8	58
Mississippi	7	56
Texas	4	45
Maryland	3	38
Florida	3	26
Colorado	2	24
Louisiana	2	16
Michigan	1	14
New Jersey	1	14
Arkansas	1	12
Virginia	1	10
Indiana	1	9
Nevada	1	8
North Carolina	1	7
Pennsylvania	1	6
Georgia	1	4
Total	49	445

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

FILM DISTRIBUTION

Domestic movie theatres are the primary initial distribution channel for domestic film releases. The theatrical success of a film is often the most important factor in establishing its value in other film distribution channels. Motion pictures are generally made available through several alternative distribution methods after the theatrical release date, including network and syndicated television, cable and satellite television services, in-home video and DVD and pay-per-view services such as video on demand, digital downloads and streaming via the Internet. A strong opening run at the theatre often establishes a film's success and substantiates the film's revenue potential. For example, the revenue streams of home video, DVD and pay cable distribution agreements often contractually depend on the success of a film's theatrical release. As the primary distribution mechanism for the public's evaluation of films, we believe that domestic theatrical distribution remains the cornerstone of a film's overall financial success.

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

Film Rental Fees.    Film licenses typically specify rental fees or formulas by which rental fees may be calculated. The majority of our arrangements use a "sliding scale" formula. Under a sliding scale formula, the distributor receives a percentage of the box office receipts using a pre-determined and mutually agreed upon film rental template. This formula establishes film rental predicated on box office performance and is the predominant formula used by us to calculate film rental fees. We have also used a "firm term" formula and a "review or settlement" method. Under the firm term formula, the exhibitor and distributor agree prior to the exhibition of the film on a specified percentage of the box office receipts to be remitted to the distributor. Lastly, under the review or settlement method, the exhibitor and distributor negotiate a percentage of the box office receipts to be remitted to the distributor upon completion of the theatrical engagement. These negotiations typically involve the use of historical settlements or past precedent.

Duration of Film Licenses.    The duration of our film licenses are negotiated with our distributors on a case-by-case basis. The terms of our license agreements depend on performance of each film. Marketable movies that are expected to have high box office admission revenues will generally have longer license terms than movies with more uncertain performance and popularity.

Relationship with Distributors.    Many distributors provide quality first-run movies to the motion picture exhibition industry. For fiscal 2014, films shown from our ten major film distributors accounted for approximately 95% of our admissions revenues. Six of the ten major film distributors each accounted for more than 10% of fiscal 2014 admission revenues. No single film distributor accounted for more than 20% of fiscal 2014 admissions revenues. We license films from each of the major distributors and believe that our relationships with these distributors are good. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and popularity of films that each one distributes.

CONCESSIONS

In addition to box office admissions revenues, we generated approximately 27% of our total revenues from concessions sales during fiscal 2014. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by actively managing concession line congestion, optimizing product mix and through expansion of our concession offerings, introducing special promotions from time to time and offering employee training and incentive programs to up-sell and cross-sell products. We have favorable concession supply contracts and have developed an efficient concession purchasing and distribution supply chain. We have historically maintained strong brand relationships and management negotiates directly with these manufacturers for many of our concession items to obtain competitive prices and to ensure adequate supplies.

COMPETITION

The motion picture exhibition industry is highly competitive. Motion picture exhibitors generally compete on the basis of the following competitive factors:

•	ability to secure films with favorable licensing terms;

•	availability of stadium seating and other customer amenities, location, reputation and seating capacity;

•	quality of projection and sound systems;

•	appeal of our concession products; and

•	ability and willingness to promote the films that are showing.

We have several hundred competitors nationwide that vary substantially in size, from small independent exhibitors to large national chains such as AMC and Cinemark. As a result, our theatres are subject to varying degrees of competition in the regions in which they operate. Our competitors, including newly established motion picture exhibitors, may build new theatres or screens in areas in which we operate, which may result in increased competition and excess capacity in those areas. If this occurs, it may have an adverse effect on our business and results of operations. In addition, there are markets that contain both RCI and UATC theatres.  The existence of RCI theatres in these markets could have an impact on UATC film allocation and attendance. As discussed in "Industry Overview and Trends" under Part I, Item I of this Form 10-K, the domestic motion picture exhibition industry is in the process of experimenting with various initiatives and concepts aimed at delivering a premium movie-going experience for its customers in order to differentiate services and build brand loyalty. We are optimistic that these and other recent industry initiatives and trends will drive continued growth and strength for the domestic motion picture industry. To that end, our market share may be positively or negatively impacted by such initiatives and trends during any given fiscal period.

We also compete with other motion picture distribution channels, including network and syndicated television, in-home video and DVD, cable/satellite and pay-per-view services such as video on demand, digital downloads and streaming via the Internet. Other technologies could also have an adverse effect on our business and results of operations. When motion picture distributors license their products to the domestic exhibition industry, they refrain from licensing their motion pictures to these other distribution channels for a period of time, commonly called the theatrical release window. Over the past several years, the theatrical release window has contracted slightly to approximately three to four months. We believe that a material contraction of the theatrical release window could significantly dilute the consumer appeal of the out-of-home motion picture offering. As a result, we continue to monitor the status of the theatrical release window during our film licensing decisions.

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

We participate in a frequent moviegoer loyalty program sponsored by REG, named the Regal Crown Club®, in all of our markets and it is the largest loyalty program in our industry. Regal Crown Club® members are eligible for specified awards, such as concession items, based on purchases made at our theatres.  Through the Regal Crown Club®, we seek to enhance the customer experience and increase frequency of purchases to generate additional revenue. As of January 1, 2015, REG had over 13 million active members in the Regal Crown Club®.  In addition, we seek to develop patron loyalty through a number of other marketing programs such as summer children’s film series, cross-promotional ticket redemptions and promotions within local communities. REG's mobile ticketing application is designed to give customers quick access to box office information via their Apple iPhone® or Android™ phone. The application provides customers the ability to find films, movie information, showtimes, special offers and the ability to purchase tickets for local theatres, thereby expediting the admissions process. Additionally, the application helps customers stay up-to-date on the latest coupons and Regal Crown Club® loyalty program promotions.

INFORMATION TECHNOLOGY SYSTEMS

Information Technology ("IT") is focused on the customer experience and supporting the efficient operation of our theatres, the management of our business and other revenue-generating opportunities. The revenue streams generated by attendance and concession sales are fully supported by information systems to monitor cash flow and to detect fraud and inventory shrinkage. We have implemented software and hardware solutions which provide for enhanced capabilities and efficiency within our theatre operations. These solutions have enabled us to sell gift cards at various major retailers, grocery and warehouse stores and to redeem those gift cards at our theatre box offices and concession stands. We continue to expand our ability to sell tickets remotely by using our Internet ticketing partner, Fandango.com, and by offering self-service alternatives, such as ticketing kiosks, print-at-home ticketing, and mobile ticketing. Our Apple iPhone® or Android™ phone application provides customers the ability to find films, movie information, showtimes, special offers from Regal and the ability to purchase tickets for local theatres, thereby expediting the admissions process. We continue to strategically pursue technologies to improve services to our patrons and provide information to our management, allowing them to operate our theatres efficiently.

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

EMPLOYEES

As of January 1, 2015, we employed approximately 1,329 persons. The Company considers its employee relations to be good.

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

We have substantial lease obligations. For fiscal 2014, our total rent expense was approximately $33.2 million. As of January 1, 2015, we had total contractual cash obligations of approximately $84.4 million. For a detailed discussion of our contractual cash obligations and other commercial commitments over the next several years, refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments" provided in Part II, Item 7 of this Form 10-K.

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

The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Consent decrees resulting from those cases effectively require major motion picture distributors to offer and license films to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for our licenses on a film-by-film and theatre-by-theatre basis. In addition, the film distribution business is highly concentrated, with ten major film distributors accounting for approximately 95% of our admissions revenues during fiscal 2014. Our business depends on maintaining good relations with these distributors. We are dependent on our ability to negotiate commercially favorable licensing terms for first-run films. A deterioration in our relationship with any of the ten major film distributors could affect our ability to negotiate film licenses on favorable terms or our ability to obtain commercially successful films and, therefore, could hurt our business and results of operations.

An increase in the use of alternative film delivery methods may drive down movie theatre attendance and reduce ticket prices.

We compete with other movie delivery vehicles, including network and syndicated television, cable and satellite television services, in-home video and DVD and pay-per-view services such as video on demand, digital downloads and streaming via the Internet. When motion picture distributors license their products to the domestic exhibition industry, they refrain from licensing their motion pictures to these other delivery vehicles during the theatrical release window. The average theatrical release window has decreased from approximately six months to approximately three to four months over the last decade. Further, some film studios have experimented with offering consumers a premium video-on-demand option for certain films approximately two months after their theatrical launch. We believe that a material contraction of the current theatrical release window could significantly dilute the consumer appeal of the in-theatre motion picture offering, which could have a material adverse effect on our business and results of operations.

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

Generally, stadium seating found in modern megaplex theatres is preferred by patrons over slope-floored multiplex theatres, which were the predominant theatre-type built prior to 1996. Although, as of January 1, 2015, approximately 45% of our locations feature stadium seating, we still serve many markets with sloped-floored multiplex theatres. These theatres may be more vulnerable to competition than our modern megaplex theatres, and should other theatre operators choose to build and operate modern megaplex theatres in these markets, the performance of our theatres in these markets may be significantly and negatively impacted. In addition, should other theatre operators return to the aggressive building strategies undertaken in the late 1990's, our attendance, revenue and income from operations per screen could decline substantially.

Finally, the motion picture exhibition industry continues to experiment with and implement various initiatives, concepts, customer amenities and technological innovations aimed at delivering a premium movie-going experience for its patrons (including, but not limited to, luxury reclining seating, enhancement of food and alcoholic beverage offerings, the installation of premium format screens, digital 3D projection and satellite distribution technologies). New innovations will continue to impact our industry. If we are unable to respond to or invest in changes in technology and the preferences of our customers, we may not be able to compete with other exhibitors or other entertainment venues, which could adversely affect our results of operations.

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

We are subject to various federal, state and local laws, regulations and administrative practices affecting our business, and we must comply with provisions regulating health and sanitation standards, equal employment, environmental, and licensing for the sale of food and, in some theatres, alcoholic beverages. Changes in existing laws or implementation of new laws, regulations and practices could have a significant impact on our business. A significant portion of our theatre level employees are part time workers who are paid at or slightly above the applicable minimum wage in the theatre's jurisdiction. Increases in the minimum wage and implementation of reforms requiring the provision of additional benefits will increase our labor costs.

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

As of January 1, 2015, we operate 48 of our theatres pursuant to lease agreements and own the land and building for one theatre. For a list of the states in which we operated theatres and the number of theatres and screens operated in each such state as of January 1, 2015, please see the chart under Part I, Item 1 of this Form 10-K under the caption "Business—Theatre Operations," which is incorporated herein by reference. Of the 49 owned and leased theatres, one theatre with nine screens is held by a corporation, owned 51% by UATC.  The remaining owned and leased theatres are held directly by UATC or its wholly owned subsidiaries.  Certain of our leased theatres are subject to sale and leaseback transactions, as further described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 20, 2015, UATC’s common stock is held entirely by the Parent.  There is no established public trading market for the Company’s common stock.  UATC’s ability to pay dividends is restricted by the terms of the Participation Agreement entered into in connection with the 1995 sale and leaseback transaction described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 6.  SELECTED FINANCIAL DATA

Under the reduced disclosure format permitted by General Instruction I(2) of Form 10-K for wholly owned subsidiaries, the information otherwise required by this item has been omitted.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of UATC for the fiscal years ended January 1, 2015, December 26, 2013 and December 27, 2012. The following discussion and analysis should be read in conjunction with the consolidated financial statements of UATC and the notes thereto included elsewhere in this Form 10-K.

Overview and Basis of Presentation

As of January 1, 2015, we operate 445 screens in 49 theatres in 17 states with over 13 million annual attendees during fiscal 2014.  The theatres we operate are managed by RCI, a wholly owned subsidiary of Regal, pursuant to a management arrangement described below.  We primarily operate multi-screen theatres and have an average of approximately 9.1 screens per location. Theatre operations in six states (New York, California, Maryland, Texas, Mississippi, and Florida) accounted for approximately 74% and 69% of our total theatres and screens, respectively, as of January 1, 2015 and approximately 81% of UATC’s total revenue for fiscal 2014.  The Company manages its business under one reportable segment: theatre exhibition operations.

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

We believe the following accounting policies are critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•
FASB Accounting Standards Codification ("ASC") Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill specifies that goodwill and indefinite-lived intangible assets will be subject to an annual impairment assessment. Based on our annual impairment assessment conducted during fiscal 2014, fiscal 2013 and fiscal 2012, we were not required to record a charge for goodwill impairment. In assessing the recoverability of the goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods.

•
We estimate our film cost expense and related film cost payable based on management's best estimate of the expected box office revenue of each film over the length of its run in our theatres and the ultimate settlement of such film costs with the distributors. Generally, less than one-third of our quarterly film expense is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically "settled" within two to three months of a particular film's opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. The ultimate revenues of a film can be estimated reasonably accurately within a few weeks after the film is released based on the film's initial box office receipts. As a result, there are typically insignificant variances between our estimates of film cost expense and the final film cost payable, because we make such estimates based on each film's box office receipts through the end of the reporting period. For the fiscal years ended January 1, 2015, December 26, 2013 and December 27, 2012, there were no significant changes in our film cost estimation and settlement procedures.

•
We depreciate and amortize the components of our property and equipment relating to both owned and leased theatres on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets. Each owned theatre consists of a building structure, structural improvements, seating and concession and film display equipment. While we have assigned an estimated useful life of less than 30 years to certain acquired facilities, we estimate that our newly constructed buildings generally have an estimated useful life of 30 years. Certain of our buildings have been in existence for more than 40 years. With respect to equipment (e.g., concession stand, point-of-sale equipment, etc.), a substantial portion is depreciated over seven years or less, which has been our historical replacement period. Seats and digital projection equipment generally have a longer useful economic life, and their depreciable lives (12-17.5 years) are based on our experience and replacement practices. The estimates of the assets' useful lives require our judgment and our knowledge of the assets being depreciated and amortized. Further, we review the economic useful lives of such assets annually and make adjustments thereto as necessary. To the extent we determine that certain of our assets have become obsolete, we accelerate depreciation over the remaining useful lives of the assets. Actual economic lives may differ materially from these estimates.

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

For the fiscal years ended January 1, 2015, December 26, 2013 and December 27, 2012, no significant changes have been made to the depreciation and amortization rates applied to operating assets, the underlying assumptions related to estimates of depreciation and amortization, or the methodology applied. For the fiscal year ended January 1, 2015, consolidated depreciation and amortization expense was $6.3 million, representing 3.5% of consolidated total revenues. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation and amortization expense would have decreased by approximately $0.3 million or 5.5%. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation and amortization expense would have increased by approximately $0.4 million or 6.2%.

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

For fiscal 2014, our provision for income taxes was $6.7 million. Changes in management’s estimates and assumptions regarding the probability that certain tax return positions will be sustained, the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could impact the provision for income taxes and change the effective tax rate. A one percentage point change in the effective tax rate from 39.9% to 40.9% would have increased the current year income tax provision by approximately $0.2 million.

Significant Events and Fiscal 2015 Outlook

We are optimistic regarding the breadth of the 2015 film slate, including the timing of the release schedule and the number of films scheduled for release. Evidenced by the motion picture studios' continued efforts to promote and market upcoming film releases, 2015 appears to be another year of high-profile releases such as Fifty Shades of Grey, Insurgent,

Furious 7, The Avengers: Age of Ultron, Mad Max: Fury Road, Tomorrowland, Jurassic World, Inside Out, Ted 2, Minions, Ant-Man, The Fantastic Four, Spectre, Hunger Games: Mockingjay Part 2, Star Wars: The Force Awakens, and Mission: Impossible 5.

We believe the installation of premium screens allows us to offer our patrons all-digital large format experiences that generate incremental revenue and cash flows for the Company. As of January 1, 2015, we operated a total of 228 digital 3D capable projection systems (approximately 51% of our total screens).

With respect to capital expenditures, subject to the timing of certain construction projects, we expect capital expenditures (net of proceeds from asset sales) to be in the range of $4.0 million to $8.0 million for fiscal 2015, consisting of the expansion of existing theatre facilities, equipment upgrades and maintenance.

Overall for the fiscal 2015 year, we expect to benefit from modest increases in ticket prices and average concessions per patron. In addition, we expect fiscal 2015 admissions and concessions revenues to be supported by our continued focus on efficient theatre operations and through opportunities to expand our concession offerings. For an understanding of the significant factors that influenced our performance during the past three fiscal years, the preceding and following discussion should be read in conjunction with the consolidated financial statements and the notes thereto presented in Part II, Item 8 of this Form 10-K.

Results of Operations

Based on our review of industry sources, North American box office revenues for the time period that corresponds to UATC's fiscal 2014 were estimated to have decreased by approximately one to two percent in comparison to the period of time that corresponds to the Fiscal 2013 Period. The industry's box office results for 2014 were negatively impacted by comparisons to record box office results experienced in the Fiscal 2013 Period.

The following table sets forth the percentage of total revenues represented by certain items included in our consolidated statements of operations for the fiscal years ended January 1, 2015 ("Fiscal 2014 Period"), December 26, 2013 ("Fiscal 2013 Period") and December 27, 2012 ("Fiscal 2012 Period"):

	Fiscal 2014 Period	Fiscal 2013 Period	Fiscal 2012 Period
Revenues:
Admissions	68.7%	69.4%	69.7%
Concessions	26.8	26.3	26.3
Other operating revenues	4.5	4.3	4.0
Total revenues	100.0	100.0	100.0
Operating expenses:
Film rental and advertising costs	35.3	35.6	35.1
Cost of concessions	3.5	3.5	3.5
Other theatre operating expenses	36.8	38.7	38.0
Sale and leaseback rentals	8.4	7.8	7.5
General and administrative expenses	3.0	3.0	3.0
Depreciation and amortization	3.5	3.6	4.0
Net loss on disposal and impairment of operating assets and other	0.2	0.7	1.6
Total operating expenses	90.7	92.9	92.7
Income from operations	9.3%	7.1%	7.3%

Revenues

The following table summarizes revenues and revenue-related data for the Fiscal 2014 Period, the Fiscal 2013 Period and the Fiscal 2012 Period (in millions, except averages):

	Fiscal 2014 Period	Fiscal 2013 Period	Fiscal 2012 Period
Admissions	$124.0	$134.4	$140.4
Concessions	48.4	50.9	53.0
Other operating revenues	8.2	8.3	8.1
Total revenues	$180.6	$193.6	$201.5
Attendance	13.2	14.6	15.6
Average ticket price (1)	$9.39	$9.21	$9.00
Average concessions per patron (2)	$3.67	$3.49	$3.40
_____________________________________________________________
(1)    Calculated as admissions revenue/attendance.
(2)    Calculated as concessions revenue/attendance.

Admissions

During the Fiscal 2014 Period, total admissions revenues decreased $10.4 million, or 7.7%, to $124.0 million, from $134.4 million in the Fiscal 2013 Period.  A 9.6% decline in attendance (approximately $12.9 million of total admissions revenue), partially offset by a 2.0% increase in average ticket prices (approximately $2.5 million of total admissions revenue), led to the overall decrease in the Fiscal 2014 Period admissions revenues. The Fiscal 2014 Period results were favorably impacted by the timing of the Fiscal 2014 Period calendar, which consisted of fifty-three weeks compared to the fifty-two weeks during the Fiscal 2013 Period. The additional week of operations was the week between Christmas and New Years, a traditionally high attendance and revenue week for the Company and the industry. The additional week of operations was significant in that it accounted for approximately 0.5 million attendees, or 3.8%, of the Fiscal 2014 Period total attendance and contributed approximately $4.2 million, or 3.4%, of the Fiscal 2014 Period total admissions revenues. However, the impact of week 53 was offset by the decline in industry attendance during the Fiscal 2014 Period and as a result, total attendance for the Company's Fiscal 2014 Period decreased by 9.6%. The overall decline in attendance and admissions revenues during the Fiscal 2014 Period as compared to the Fiscal 2013 Period was primarily a result of strong attendance generated by the breadth and commercial appeal of the overall film slate during the Fiscal 2013 Period, which experienced record box office revenues.

On a comparable screen basis (i.e., excluding the effects of the impact of week 53 in the Fiscal 2014 Period), attendance for the Fiscal 2014 Period was approximately 12.7 million, a 13.0% decrease from the Fiscal 2013 Period, and admissions revenue for the Fiscal 2014 Period was approximately $119.8 million, a decrease of $14.6 million, or 10.9%, from the Fiscal 2013 Period. On a comparable screen basis, the aforementioned decrease in attendance (approximately $17.5 million of admissions revenues), partially offset by a 2.4% increase in average ticket prices (approximately $2.9 million of admissions revenues) led to the net decline in the Fiscal 2014 Period admissions revenues. We believe that our attendance is primarily dependent upon the commercial appeal of content released by the motion picture studios. The decline in comparable screen attendance and admissions revenues was primarily a result of the aforementioned breadth and commercial appeal of the overall film slate during the Fiscal 2013 Period and the closure of 31 underperforming screens during the Fiscal 2014 Period. The increase in our comparable screen average ticket price was due to selective price increases identified during our ongoing periodic pricing reviews, partially offset by a decrease in the percentage of our admissions revenues generated by premium format films exhibited during the Fiscal 2014 Period.

During the Fiscal 2013 Period, total admissions revenues decreased $6.0 million, or 4.3%, to $134.4 million, from $140.4 million in the Fiscal 2012 Period. A 6.4% decline in attendance (approximately $9.0 million of total admissions revenue), partially offset by a 2.3% increase in average ticket prices (approximately $3.0 million of total admissions revenue), led to the decrease in the Fiscal 2013 Period admissions revenues. The Fiscal 2013 Period decrease in attendance was primarily attributable to difficult comparisons with the strong attendance experienced in the Fiscal 2012 Period from such pictures as The Avengers, The Dark Knight Rises and The Hunger Games and the closure of 9 underperforming screens during the Fiscal 2013 Period, partially offset by the breadth and commercial appeal of the overall film slate during the Fiscal 2013 Period. The primary driver of the increase in our Fiscal 2013 Period average ticket price was selective price increases identified during our ongoing periodic pricing reviews (which include analysis of various factors such as general inflationary trends and local market conditions).

Concessions

Total concessions revenues decreased $2.5 million, or 4.9%, to $48.4 million in the Fiscal 2014 Period, from $50.9 million in the Fiscal 2013 Period.  A 9.6% decrease in attendance (approximately $4.9 million of total concessions revenues), partially offset by a 5.2% increase in average concessions revenues per patron (approximately $2.4 million of total concessions revenues) led to the overall decrease in the Fiscal 2014 Period concessions revenues. On a comparable screen basis, total concessions revenues for the Fiscal 2014 Period was $46.6 million, a decrease of $4.3 million or 8.4% from the Fiscal 2013 Period. Such decrease was primarily attributable to the aforementioned 13.0% decrease in comparable screen attendance (approximately $6.6 million of concessions revenues), partially offset by a 2.4% increase in comparable screen average concessions revenues per patron (approximately $2.3 million of concessions revenues). The increase in comparable screen average concessions revenues per patron for the Fiscal 2014 Period was primarily attributable to an increase in popcorn and beverage sales volume per patron and selective price increases during the Fiscal 2014 Period.

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

Other Operating Revenues

Other operating revenues decreased $0.1 million, or 1.2%, to $8.2 million for the Fiscal 2014 Period, from $8.3 million for the Fiscal 2013 Period.  Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for on-screen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs and other theatre revenues.  The decrease in other operating revenues during the Fiscal 2014 Period was primarily driven by decreases in revenues from our vendor marketing programs (approximately $0.3 million), partially offset by increases in other theatre revenues (approximately $0.2 million).

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

Operating Expenses

The following table summarizes certain operating expenses for the Fiscal 2014 Period, the Fiscal 2013 Period and the Fiscal 2012 Period (dollars in millions):

	Fiscal 2014 Period		Fiscal 2013 Period		Fiscal 2012 Period
	$	% of Revenues	$	% of Revenues	$	% of Revenues
Film rental and advertising costs (1)	63.7	51.4	68.9	51.3	70.8	50.4
Cost of concessions (2)	6.4	13.2	6.7	13.2	7.0	13.2
Other theatre operating expenses (3)	66.5	36.8	74.9	38.7	76.6	38.0
Sale and leaseback rentals (3)	15.2	8.4	15.1	7.8	15.1	7.5
General and administrative expenses (3)	5.5	3.0	5.9	3.0	6.1	3.0
_________________________________________________________________________________
(1)    Percentage of revenues calculated as a percentage of admissions revenues.
(2)    Percentage of revenues calculated as a percentage of concessions revenues.
(3)    Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues of 51.4% during the Fiscal 2014 Period was in line with that of the Fiscal 2013 Period.

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

Cost of Concessions

For the Fiscal 2014 Period, cost of concessions decreased $0.3 million, or 4.5% to $6.4 million as compared to $6.7 million during the Fiscal 2013 Period.  Cost of concessions as a percentage of concession revenues for the Fiscal 2014 Period was approximately 13.2% and was consistent with that of the Fiscal 2013 Period.

For the Fiscal 2013 Period, cost of concessions decreased $0.3 million, or 4.3% to $6.7 million as compared to $7.0 million during the Fiscal 2012 Period. Cost of concessions as a percentage of concession revenues for the Fiscal 2013 Period was approximately 13.2% and was consistent with that of the Fiscal 2012 Period.

Other Theatre Operating Expenses

Other theatre operating expenses decreased $8.4 million, or 11.2%, to $66.5 million in the Fiscal 2014 Period, from $74.9 million in the Fiscal 2013 Period.  The decrease in other theatre operating expenses during the Fiscal 2014 Period as compared to the Fiscal 2013 Period was primarily attributable to the impact of the State of New York sales tax refund received by the Company during the Fiscal 2014 Period totaling approximately $4.9 million (described further in Note 8 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) and reductions in theatre level payroll (approximately $0.7 million), resulting from the closure of 31 underperforming screens during the Fiscal 2014 Period.

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

Sale and Leaseback Rentals

Sale and leaseback expenses of $15.2 million for the Fiscal 2014 Period were in line with that of the Fiscal 2013 Period and the Fiscal 2012 Period.  See Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion of sale and leaseback transactions.

General and Administrative Expenses

During the Fiscal 2014 Period, general and administrative expenses decreased $0.4 million, or 6.8%, to $5.5 million, from $5.9 million in the Fiscal 2013 Period. Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC. The decrease in general and administrative expenses during the Fiscal 2014 Period was due to the decrease in management fee costs incurred resulting from the decline in total revenues during the Fiscal 2013 period. As a percentage of total revenues, general and administrative expenses remained consistent, at 3.0%, during the Fiscal 2014 Period and the Fiscal 2013 Period.

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

Depreciation and Amortization

During the Fiscal 2014 Period, depreciation and amortization expense decreased $0.6 million, or 8.7%, to $6.3 million, from $6.9 million in the Fiscal 2013 Period.  The decrease in depreciation and amortization expense during the Fiscal 2014 Period as compared to the Fiscal 2013 Period was primarily due to the closure of four theatres with 31 screens since the end of the Fiscal 2013 Period.

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

Net loss on disposal and impairment of operating assets and other

Net loss on disposal and impairment of operating assets and other decreased $0.9 million, to $0.4 million during the Fiscal 2014 Period, from $1.3 million in the Fiscal 2013 Period.  Net loss on disposal and impairment of operating assets and other for the Fiscal 2014 Period was primarily attributable to the impact of the closure of four underperforming theatres with 31 screens during the Fiscal 2014 Period.

Net loss on disposal and impairment of operating assets and other decreased $1.9 million, to $1.3 million during the Fiscal 2013 Period, from $3.2 million in the Fiscal 2012 Period. Net loss on disposal and impairment of operating assets and other for the Fiscal 2013 Period was primarily impacted by impairment charges of $0.8 million incurred during the period.

Income from Operations

Income from operations increased $2.7 million, or 19.4%, to $16.6 million during the Fiscal 2014 Period, from $13.9 million in the Fiscal 2013 Period. The net increase in income from operations during the Fiscal 2014 Period as compared to the Fiscal 2013 Period was primarily attributable to reductions in certain variable operating expense line items described above and a lower net loss on disposal and impairment of operating assets and other, partially offset by the decline in total revenues.

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

Income Taxes

The provision for income taxes increased $1.0 million, or 17.5%, to $6.7 million for the Fiscal 2014 Period, from $5.7 million for the Fiscal 2013 Period.  Accordingly, the effective tax rate was 39.9% and 41.0% for the Fiscal 2014 and Fiscal 2013 Periods, respectively.  The decrease in the effective tax rate was primarily related to an increase to the valuation allowance related to certain state net operating losses during the Fiscal 2013 Period.  The effective tax rate for each period also reflects the impact of certain non-deductible expenses.

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

Net Income Attributable to Controlling Interest

During the Fiscal 2014 Period, net income attributable to controlling interest totaled $10.0 million, which represents an increase of $1.9 million over the Fiscal 2013 Period.  The increase in net income attributable to controlling interest for the Fiscal 2014 Period was primarily attributable to the increase in operating income described above, partially offset by an increase in income taxes described above.

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

Quarterly Results

The following table sets forth selected unaudited quarterly results for the eight quarters ended January 1, 2015. The quarterly financial data as of each period presented below have been derived from UATC’s unaudited condensed consolidated financial statements for those periods. Results for these periods are not necessarily indicative of results for the full year. The quarterly financial data should be read in conjunction with the consolidated financial statements of UATC and notes thereto included in Part II, Item 8 of this Form 10-K.

	Jan. 1, 2015(1)	Sept. 25, 2014	Jun 26, 2014	Mar 27, 2014	Dec 26, 2013	Sept. 26, 2013	Jun 27, 2013	Mar 28, 2013
	(in millions)
Total revenues	$45.9	$43.7	$46.8	$44.2	$45.4	$53.5	$53.3	$41.4
Income from operations	3.4	7.0	3.6	2.6	2.2	6.2	4.3	1.2
Net income attributable to controlling interest	2.0	4.3	2.1	1.6	1.1	3.7	2.6	0.7
_______________________________________________________________________________

(1)	The fiscal quarter ended January 1, 2015 was comprised of 14 weeks.

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

Net cash flows provided by operating activities totaled approximately $18.5 million, $17.5 million and $14.0 million for the Fiscal 2014 Period, the Fiscal 2013 Period and the Fiscal 2012 Period, respectively. The $1.0 million increase in net cash flows generated from operating activities for the Fiscal 2014 Period as compared to the Fiscal 2013 Period was caused by a $3.3 million increase in net income excluding non-cash items, partially offset by negative fluctuations in working capital activity of approximately $2.3 million. Working capital activity was primarily impacted by changes in accrued expenses and other liabilities and accounts payable activity (primarily film rental liabilities) during the Fiscal 2014 Period as compared to the Fiscal 2013 Period. The change in accrued expense and other activity and accounts payable activity was primarily due to the timing of film and certain other vendor payments associated with increased attendance and admissions revenues at our theatres during the latter part of the Fiscal 2014 Period.

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

The Company has a formal and intensive review procedure for the authorization of capital projects, with the most important financial measure of acceptability for a discretionary non-maintenance capital project being whether its projected discounted cash flow return on investment meets or exceeds the Company’s internal rate of return targets.  We currently expect capital expenditures for theatre expansion, upgrading and equipment replacements to be in the range of approximately $4.0 million to $8.0 million in fiscal year 2015.

Net cash flows used in investing activities totaled approximately $7.5 million, $3.5 million and $5.6 million for the Fiscal 2014 Period, the Fiscal 2013 Period and the Fiscal 2012 Period, respectively.  The $4.0 million increase in cash flows used in investing activities during the Fiscal 2014 Period, as compared to the Fiscal 2013 Period, was attributable to a $4.0 million increase in capital expenditures (net of proceeds from disposals) during the Fiscal 2014 Period. The $2.1 million decrease in cash flows used in investing activities during the Fiscal 2013 Period, as compared to the Fiscal 2012 Period, was attributable to a $2.1 million decrease in capital expenditures (net of proceeds from disposals) during the Fiscal 2013 Period.

Financing Activities

Net cash flows provided by (used in) financing activities were approximately $10.2 million, $6.3 million and $(8.5) million for the Fiscal 2014 Period, the Fiscal 2013 Period and the Fiscal 2012 Period, respectively. The net increase in cash flows provided by financing activities during the Fiscal 2014 Period as compared to the Fiscal 2012 Period of $3.9 million was primarily attributable to the change in related party receivable and other activity of $3.9 million during the Fiscal 2014 Period as compared to the Fiscal 2013 Period (described further in Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K). The net increase in cash flows provided by financing activities during the Fiscal 2013 Period as compared to the Fiscal 2012 Period of $14.8 million was primarily attributable to the change in related party receivable and other activity of $15.0 million during the Fiscal 2013 Period as compared to the Fiscal 2012 Period, partially offset by an increase of $0.2 million in debt payments during the Fiscal 2013 Period.

Sale-Leaseback Transactions

For information regarding our various sale and leaseback transactions, refer to Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Contractual Cash Obligations and Commitments

The Company primarily leases its theatres pursuant to long-term non-cancelable operating leases, including leases that are subject to sale and leaseback transactions, as further described in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.  Other than operating leases that are detailed below, the Company does not utilize variable interest entities or any other form of off-balance sheet financing.  As of January 1, 2015, the Company’s estimated contractual cash obligations and commercial commitments over the next several periods are as follows (in millions):

	Payments Due By Period
Contractual Obligations	Total	Current	13-36 Months	37-60 Months	After 60 Months
Capital lease obligations, including interest(1)	$0.5	$0.3	$0.2	$—	$—
Operating leases(2)	83.9	33.8	31.0	10.4	8.7
Total contractual cash obligations	$84.4	$34.1	$31.2	$10.4	$8.7
_____________________________________________

(1)
The present value of these obligations, excluding interest, is included on our consolidated balance sheet as of January 1, 2015.  Future interest payments are calculated based on interest rates implicit in the underlying leases, which have an interest rate of 10.0%, maturing in 2016. Refer to Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information about our capital lease obligations.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

UATC’s market risk is confined to interest rate exposure of its debt obligations that bear interest based on floating rates.  As of January 1, 2015, the Company maintained no debt obligations bearing floating interest rates.

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

Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of such controls as of January 1, 2015. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that the Company’s internal control over financial reporting is effective as of January 1, 2015.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors
United Artists Theatre Circuit, Inc.:

We have audited the accompanying consolidated balance sheets of United Artists Theatre Circuit, Inc. and subsidiaries as of January 1, 2015 and December 26, 2013, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three‑year period ended January 1, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Artists Theatre Circuit, Inc. and subsidiaries as of January 1, 2015 and December 26, 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended January 1, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Knoxville, Tennessee
March 20, 2015

UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	January 1, 2015	December 26, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96.2	$75.0
Receivables	1.1	1.5
Prepaid expenses, concession inventory and other current assets	1.2	1.4
Deferred income tax asset	2.1	2.0
TOTAL CURRENT ASSETS	100.6	79.9
PROPERTY AND EQUIPMENT:
Land	2.7	2.7
Buildings, leasehold improvements and equipment	110.0	106.4
TOTAL PROPERTY AND EQUIPMENT	112.7	109.1
Accumulated depreciation and amortization	(80.7)	(78.2)
Total property and equipment, net	32.0	30.9
GOODWILL	7.1	7.1
OTHER NON-CURRENT ASSETS	11.6	10.3
TOTAL ASSETS	$151.3	$128.2
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$10.1	$8.2
Accrued expenses and other	6.4	7.4
Current portion of debt obligations	0.3	0.3
TOTAL CURRENT LIABILITIES	16.8	15.9
OTHER NON-CURRENT LIABILITIES	6.3	4.9
NON-CURRENT DEFERRED REVENUE	22.7	23.4
LONG-TERM DEBT, LESS CURRENT PORTION	0.2	0.5
DEFERRED INCOME TAX LIABILITY	24.5	23.2
TOTAL LIABILITIES	70.5	67.9
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock, $1.00 par value; 500,000 shares authorized, no shares issued and outstanding at January 1, 2015 and December 26, 2013	—	—
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at January 1, 2015 and December 26, 2013	—	—
Additional paid-in capital	93.2	93.2
Retained earnings	65.8	55.8
Related party receivables	(78.5)	(89.1)
TOTAL STOCKHOLDER'S EQUITY OF UNITED ARTISTS THEATRE CIRCUIT, INC.	80.5	59.9
Noncontrolling interest	0.3	0.4
TOTAL EQUITY	80.8	60.3
TOTAL LIABILITIES AND EQUITY	$151.3	$128.2

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Year Ended January 1, 2015	Year Ended December 26, 2013	Year Ended December 27, 2012
REVENUES:
Admissions	$124.0	$134.4	$140.4
Concessions	48.4	50.9	53.0
Other operating revenues	8.2	8.3	8.1
TOTAL REVENUES	180.6	193.6	201.5
OPERATING EXPENSES:
Film rental and advertising costs	63.7	68.9	70.8
Cost of concessions	6.4	6.7	7.0
Other theatre operating expenses	66.5	74.9	76.6
Sale and leaseback rentals	15.2	15.1	15.1
General and administrative expenses	5.5	5.9	6.1
Depreciation and amortization	6.3	6.9	8.1
Net loss on disposal and impairment of operating assets and other	0.4	1.3	3.2
TOTAL OPERATING EXPENSES	164.0	179.7	186.9
INCOME FROM OPERATIONS	16.6	13.9	14.6
OTHER EXPENSE (INCOME):
Interest expense, net	(0.2)	—	—
TOTAL OTHER EXPENSE (INCOME), NET	(0.2)	—	—
INCOME BEFORE INCOME TAXES	16.8	13.9	14.6
PROVISION FOR INCOME TAXES	6.7	5.7	7.8
NET INCOME	10.1	8.2	6.8
NONCONTROLLING INTEREST, NET OF TAX	(0.1)	(0.1)	(0.1)
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$10.0	$8.1	$6.7

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Intercompany and Related Party Receivables	Total Stockholders’ Equity of UATC	Noncontrolling Interest	Total Equity
Balances at December 29, 2011	$—	$—	$93.2	$41.0	$(87.1)	$47.1	$0.2	$47.3
Net income attributable to controlling interest	—	—	—	6.7	—	6.7	—	6.7
Change in related party receivables	—	—	—	—	(8.5)	(8.5)	—	(8.5)
Noncontrolling interest adjustments	—	—	—	—	—	—	0.1	0.1
Balances at December 27, 2012	—	—	93.2	47.7	(95.6)	45.3	0.3	45.6
Net income attributable to controlling interest	—	—	—	8.1	—	8.1	—	8.1
Change in related party receivables	—	—	—	—	6.5	6.5	—	6.5
Noncontrolling interest adjustments	—	—	—	—	—	—	0.1	0.1
Balances at December 26, 2013	—	—	93.2	55.8	(89.1)	59.9	0.4	60.3
Net income attributable to controlling interest	—	—	—	10.0	—	10.0	—	10.0
Change in related party receivables	—	—	—	—	10.6	10.6	—	10.6
Noncontrolling interest adjustments	—	—	—	—	—	—	(0.1)	(0.1)
Balances at January 1, 2015	$—	$—	$93.2	$65.8	$(78.5)	$80.5	$0.3	$80.8

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended January 1, 2015	Year Ended December 26, 2013	Year Ended December 27, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10.1	$8.2	$6.8
Adjustments to reconcile net income to net cash provided by operating activities:
Effect of leases with escalating minimum annual rentals	(1.8)	(1.1)	(1.0)
Depreciation and amortization	6.3	6.9	8.1
Net loss on disposal and impairment of operating assets and other	0.4	1.3	3.2
Deferred income tax provision (benefit)	1.3	(0.3)	2.8
Landlord contributions	2.0	—	—
Changes in operating assets and liabilities:
Receivables	0.4	(0.4)	0.1
Prepaid expenses, concession inventory and other assets	0.2	—	(0.4)
Accounts payable	1.6	3.0	(4.5)
Deferred revenue	(0.7)	(0.7)	(0.3)
Accrued expenses and other liabilities	(1.3)	0.6	(0.8)
NET CASH PROVIDED BY OPERATING ACTIVITIES	18.5	17.5	14.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7.4)	(3.5)	(5.5)
Proceeds from disposition of assets, net	—	0.1	—
Distributions to partnership	(0.1)	(0.1)	(0.1)
NET CASH USED IN INVESTING ACTIVITIES	(7.5)	(3.5)	(5.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt payments	(0.3)	(0.3)	(0.1)
Decrease (increase) in related party receivables and other	10.5	6.6	(8.4)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	10.2	6.3	(8.5)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21.2	20.3	(0.1)
CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR	75.0	54.7	54.8
END OF YEAR	$96.2	$75.0	$54.7
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0.1	$0.1	$0.1
Cash paid for income taxes	$1.6	$1.2	$0.9

See accompanying notes to consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 1, 2015, December 26, 2013 and December 27, 2012

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

UATC operates 445 screens in 49 theatres in 17 states as of January 1, 2015. As of December 26, 2013, UATC operated 476 screens in 53 theatres in 17 states. The Company formally operates on a 52-week fiscal year with each quarter generally consisting of 13 weeks, unless otherwise noted.  The Company’s fiscal year ends on the first Thursday after December 25, which in certain years (such as fiscal 2014) results in a 53-week fiscal year. On August 27, 2014, Regal Entertainment Group's ("REG" or "Regal") Board of Directors approved a change in the Company’s fiscal year from a 52-53 week fiscal year ending on the first Thursday after December 25 of each year to a fiscal year ending on December 31 of each year, effective with the fiscal year commencing January 2, 2015. Beginning January 2, 2015, the Company’s quarterly results will be for three month periods ending March 31, June 30, September 30 and December 31 of each year.

The Company became a subsidiary of Regal on April 12, 2002, in conjunction with an exchange transaction in which REG, through its wholly owned subsidiary Regal Entertainment Holdings, Inc. ("REH"), also acquired Edwards Theatres, Inc. ("Edwards"), Regal Cinemas Corporation ("Regal Cinemas") and Regal CineMedia Corporation ("Regal CineMedia"). REG is controlled by the Anschutz Company ("Anschutz"), which indirectly controlled each of us, Edwards, Regal Cinemas, United Artists and Regal CineMedia prior to REG’s acquisition of us and them in the exchange transaction. For a detailed discussion of the transactions resulting in Regal’s acquisition of its subsidiaries, see Note 2 to the consolidated financial statements.  On August 17, 2005, REH transferred the stock of United Artists to Regal Cinemas, Inc. ("RCI").  As a result, United Artists and its subsidiaries became subsidiaries of RCI.

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

Revenue Recognition

Revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit card at the point of sale. Other operating revenues consist primarily of product advertising (including vendor marketing programs) and other ancillary revenues that are recognized as income in the period earned. The Company generally recognizes payments received attributable to the marketing and advertising services provided by the Company under certain vendor programs as revenue in the periods in which the advertising is displayed or when the related impressions are delivered. Such impressions are measured by the concession product sales volume, which is a mutually agreed upon proxy of attendance and reflects the Company’s marketing and advertising services delivered to its vendors. In instances where the consideration received is in excess of fair value of the advertising services provided, the excess is recorded as a reduction of concession costs. The Company recognizes revenue associated with discount tickets and gift cards when redeemed. Amortization of deferred revenue related to the amount we received for agreeing to the existing exhibitor services agreement ("ESA") modification are described below in this Note 3 under "Deferred Revenue" and in Note 5—"Related Party Transactions."

Cash Equivalents

The Company considers all unrestricted highly liquid debt instruments and investments purchased with an original maturity of 3 months or less to be cash equivalents.  At January 1, 2015, the Company held substantially all of its cash in temporary cash investments in the form of certificates of deposit and variable rate investment accounts with major financial institutions.

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

The Company capitalizes the cost of computer equipment, system hardware and purchased software ready for service. During the years ended January 1, 2015 and December 26, 2013, the Company capitalized approximately $0.6 million of such costs, which were associated primarily with (i) new point-of-sale devices at the Company’s box offices and concession stands, (ii) new ticketing kiosks, and (iii) computer hardware and software purchased for the Company’s theatre locations. The Company also capitalizes certain direct external costs associated with software developed for internal use after the preliminary software project stage is completed and Company management has authorized further funding for a software project and it is deemed probable of completion. The Company capitalizes these external software development costs only until the point at which the project is substantially complete and the software is ready for its intended purpose.

The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Buildings	20-30 years
Equipment	3-20 years
Leasehold improvements	Lesser of term of lease or asset life
Computer equipment and software	3-5 years

As of January 1, 2015 and December 26, 2013, included in property and equipment is $2.7 million of assets accounted for under capital leases, before accumulated depreciation of $2.4 million and $2.2 million, respectively. The Company records amortization using the straight-line method over the shorter of the lease terms or the estimated useful lives noted above.

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

Triggering events identified resulted in the recording of impairment charges of $0.8 million for the year ended December 26, 2013. There were no impairments of long-lived assets during the years ended January 1, 2015 and December 27, 2012. The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

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

In accordance with ASC Subtopic 840-20, we expense rental costs incurred during construction periods for operating leases as such costs are incurred. For rental costs incurred during construction periods for both operating and capital leases, the “lease commencement date” is the date at which we gain access to the leased asset. Historically, and for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, these rental costs have not been significant to our consolidated financial statements.

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

Goodwill

The carrying amount of goodwill was $7.1 million as of January 1, 2015 and December 26, 2013. The Company evaluates goodwill for impairment annually or more frequently as specific events or circumstances dictate. Under ASC Subtopic 350-20, Intangibles—Goodwill and Other—Goodwill, the Company has identified its reporting units to be the designated market areas in which the Company conducts its theatre operations. Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed to measure the potential goodwill impairment. The Company determines fair value by using an enterprise valuation methodology determined by applying multiples to cash flow estimates less net indebtedness, which the Company believes is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value and such management estimates fall under Level 3 within the fair value measurement hierarchy.

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

The Company's annual goodwill impairment assessments for the years ended January 1, 2015, December 26, 2013 and December 27, 2012 indicated that the fair value of each of its reporting units exceeded their carrying value and therefore, goodwill was not deemed to be impaired.

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

Deferred Revenue

Deferred revenue relates primarily to the amount we received for agreeing to the existing ESA modification described in Note 5—"Related Party Transactions." The amount we received for agreeing to the ESA modification will be amortized to advertising revenue over the 30 year term of the agreement following the units of revenue method as described in Note 5—"Related Party Transactions."  As of January 1, 2015 and December 26, 2013, approximately $23.2 million and $23.9 million of deferred revenue, respectively, related to the ESA was recorded as a component of accrued expenses and other and non-current deferred revenue in the accompanying consolidated balance sheets.

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

Loyalty Program

Members of the Regal Crown Club® earn credits for each dollar spent at the Company’s theatres and earn concession or ticket awards based on the number of credits accumulated. Because the Company believes that the value of the awards granted to Regal Crown Club® members is insignificant in relation to the value of the transactions necessary to earn the award, the Company records the estimated incremental cost of providing awards under the Regal Crown Club® loyalty program at the time the awards are earned. Historically, and for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, the costs of these awards have not been significant to the Company’s consolidated financial statements.

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

Segments

As of January 1, 2015, December 26, 2013 and December 27, 2012, UATC managed its business under one reportable segment: theatre exhibition operations.

Comprehensive Income

Net income and comprehensive income were the same for all years presented.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 became effective for the Company as of the beginning of fiscal 2013. The adoption of ASU 2013-02 had no impact on the Company's consolidated financial position, cash flows, or results of operations.

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

(4)    Debt Obligations

Debt obligations are summarized as follows (amounts in millions):

	January 1, 2015	December 26, 2013
Debt obligations (1)	$0.5	$0.8
Less current portion	(0.3)	(0.3)
Long-term debt, less current portion	$0.2	$0.5
________________________________________________

(1)	Debt obligations include $0.5 million and $0.8 million of capital lease obligations as of January 1, 2015 and December 26, 2013, which have an interest rate of 10.0%, maturing in 2016.

The aggregate annual maturities of debt obligations are as follows (amounts in millions):

2015	$0.3
2016	0.2
2017	—
2018	—
2019	—
Thereafter	—
0.5
Less interest on capital leases	—
Total	$0.5

(5)    Related Party Transactions

Management Agreement

RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During each of the years ended January 1, 2015, December 26, 2013 and December 27, 2012, UATC recorded management fee expenses of approximately $5.5 million, $5.9 million and $6.1 million, respectively, related to this agreement. Such fees have been recorded in the accompanying consolidated statements of operations as a component of "General and administrative expenses."

Related-Party Receivables

The related party receivables balance of $78.5 million as of January 1, 2015 was comprised of approximately $9.8 million related to advances made to Prop I to fund additions and/or renovations to theatres leased from Prop I and approximately $68.7 million related to cash management intercompany transactions with RCI.  The related-party receivables balance of $89.1 million as of December 26, 2013 was also comprised of the $9.8 million receivable from Prop I and approximately $79.3 million related to intercompany transactions and cash management.

UATC leases three theatres from Prop I in accordance with a master lease (the "Prop I Master Lease"). The Prop 1 Master Lease commenced in 1988 with an original base term of 15 years and in 2003 UATC exercised a 10 year renewal extension of the lease. During the year ended December 26, 2013, the lease was subsequently extended through 2016. The Prop I Master Lease provides for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre. In order to fund the cost of additions and/or renovations to the theatres leased by UATC from Prop I, UATC made advances to Prop I prior to becoming a wholly owned subsidiary of REG in 2002.  Since 2002, UATC has not funded any additions and/or renovations for these properties and does not expect to make any advances to Prop 1 in future periods. The Prop I portion of the related-party receivable balance ($9.8 million at January 1, 2015 and December 26, 2013) will be reduced upon any sale of the three properties by Prop I, with UATC receiving the net proceeds of the sale. The fair value of each of the three locations is evaluated periodically using the expected selling price less selling costs for each property.  Management’s estimates (Level 3 inputs as described in ASC Topic 820, Fair Value Measurements and Disclosures) are based on recent market transactions and current real estate values within each market.  The Company has no current intention to market or sell the properties at this time, but believes that the fair market value of the three properties will be sufficient to substantially recover the current receivable from Prop I.

The decrease in the related-party receivables balance of $10.6 million during the year ended January 1, 2015 was due primarily to the timing of intercompany cash collections and disbursements particularly with respect to (1) the increase in the amount of expenses paid by RCI on behalf of UATC, partially offset by (2) the impact of the redemption of gift cards and discount tickets at UATC theatres that were sold by a subsidiary of RCI, Regal CineMedia Corporation ("RCM"), and (3) cash received by RCI for various revenue items, such as on-line ticket sales and rebates from vendor marketing programs, for UATC’s share of the revenues for such items. When RCI (or RCM) receives the cash for these items, revenue is recorded by UATC and a corresponding intercompany receivable is created, which is payable by RCI (or RCM) to UATC. Decreases in the intercompany receivable recorded by UATC could occur in future periods as long as the above described cash management activities continue as usual. As of January 1, 2015, management believes the intercompany receivable is fully collectible.

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

DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including Regal. In accordance with the Master Lease, RCI subleases (the "Sublease") the digital projection systems to UATC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option.  On March 31, 2014, the junior capital raised by DCIP in the initial financing transactions was paid in full by DCIP. In connection with this repayment, the Master Lease was amended to eliminate the incremental minimum rent payment provision of $2,000 per digital projection system described more fully in Note 5 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K filed on March 14, 2014 with the Securities and Exchange Commission (File No. 33-49598) for the fiscal year ended December 26, 2013. As of January 1, 2015, under the Master Lease and the Sublease, UATC pays RCI annual minimum rent of $1,000 per digital projection system from the effective date of the agreement through the end of the lease term. UATC considers the $1,000 minimum rental to be a minimum rent and accordingly has recorded such rent on a straight-line basis in its consolidated financial statements. UATC is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease and the Sublease. Certain of the other rent payments are subject to either a monthly or an annual maximum. UATC accounts for the Sublease as an operating lease for accounting purposes. During the years ended January 1, 2015 and December 26, 2013, the Company incurred total rent of approximately $0.5 million and $1.1 million, respectively, associated with the leased digital projection systems.

National CineMedia, LLC Transactions

Pursuant to the Company’s management agreement with RCI, RCI, through an agreement with National CineMedia, LLC ("National CineMedia"), provides on-screen and lobby advertising and event services to UATC.

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

The Company’s portion of these revenues are presented as a component of "Other operating revenues" in the Company’s consolidated financial statements and consist of the following amounts (in millions):

	Year Ended January 1, 2015	Year Ended December 26, 2013	Year Ended December 27, 2012
Theatre access fees - patrons	$1.0	$1.1	$1.2
Theatre access fees - digital screens	0.4	0.5	0.5
Other NCM revenue	0.2	0.2	0.2
Amortization of ESA modification fees	0.5	0.4	0.4
Payments for beverage concessionaire advertising	(0.8)	(1.0)	(1.1)
Total	$1.3	$1.2	$1.2

On December 26, 2013, National CineMedia sold its "Fathom Events" business to AC JV, a newly-formed Delaware limited liability company owned 32% by each of RCI, AMC and Cinemark and 4% by National CineMedia. The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators (including REG, AMC and Cinemark) to provide additional programs to augment their feature film schedule and includes events such as live and pre-recorded concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. In addition, on December 26, 2013, RCI amended and restated its existing exhibitor service agreement with National CineMedia in connection with the sale by National CineMedia of its Fathom Events business. AMC and Cinemark also amended and restated their respective existing exhibitor service agreements with National CineMedia in connection with the sale. The existing exhibitor service agreements were modified to remove those provisions addressing the rights and obligations related to digital programing services of the Fathom Events business. Those provisions are now contained in the Amended and Restated Digital Programming Exhibitor Services Agreements that were entered into on December 26, 2013 by National CineMedia and each of RCI, AMC and Cinemark, respectively. These Amended and Restated Digital Programming Exhibitor Services Agreements were then assigned by National CineMedia to AC JV as part of the sale.

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

Minimum rentals payable under all non-cancelable operating leases with terms in excess of 1 year as of January 1, 2015, are summarized for the following fiscal years (in millions):

2015	$33.8
2016	20.3
2017	10.7
2018	7.4
2019	3.0
Thereafter	8.7
Total	$83.9

Rent expense, including sale and leaseback rentals of $15.2 million, $15.1 million and $15.1 million, for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, under such operating leases amounted to $33.2 million, $34.9 million and $35.6 million for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively. Contingent rent expense was $0.8 million, $1.1 million and $1.0 million for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively.

Sale-Leaseback Transactions

The Company has historically entered into sale and leaseback transactions whereby owned properties were sold and leased back under operating leases. The minimum rentals for these operating leases are included in the table above.

In December 1995, UATC entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of January 1, 2015, 11 properties were subject to the sale leaseback transaction and approximately $7.7 million in principal amount of pass-through certificates were outstanding.

(7)    Income Taxes

The components of the provision for income taxes for income from operations for each of the fiscal years were as follows (in millions):

	Year Ended January 1, 2015	Year Ended December 26, 2013	Year Ended December 27, 2012
Federal:
Current	$4.2	$4.7	$3.8
Deferred	1.2	(0.2)	(0.1)
Total Federal	5.4	4.5	3.7
State:
Current	1.2	1.3	1.2
Deferred	0.1	(0.1)	2.9
Total State	1.3	1.2	4.1
Total income tax provision	$6.7	$5.7	$7.8

A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows (in millions):

	Year Ended January 1, 2015	Year Ended December 26, 2013	Year Ended December 27, 2012
Provision calculated at federal statutory income tax rate	$5.9	$4.9	$5.1
State and local income taxes, net of federal benefit	0.8	0.8	2.7
Total income tax provision	$6.7	$5.7	$7.8

Significant components of the Company’s net deferred tax liability consisted of the following at (in millions):

	January 1, 2015	December 26, 2013
Deferred tax assets:
Net operating loss carryforward	$7.7	$9.8
Excess of tax basis over book basis of fixed assets	10.8	13.6
Deferred revenue	9.3	9.5
Other	2.2	1.4
Total deferred tax assets before valuation allowance	30.0	34.3
Valuation allowance	(2.1)	(2.4)
Total deferred tax assets after valuation allowance	27.9	31.9
Deferred tax liabilities:
Deferred gain on sale of theatres	(19.2)	(22.7)
Excess of book basis over tax basis of intangible assets	(28.0)	(28.0)
Deferred rent	(3.0)	(2.3)
Other	(0.1)	(0.1)
Total deferred tax liabilities	(50.3)	(53.1)
Net deferred tax liability	$(22.4)	$(21.2)

As of January 1, 2015, the Company had net operating loss carryforwards for federal income tax purposes of approximately $13.6 million with expiration commencing during 2019. The Company’s net operating loss carryforwards were generated by the predecessor entities of UATC. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" of a corporation. Accordingly, the Company’s ability to utilize the net operating losses may be impaired as a result of the "ownership change" limitations.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at January 1, 2015 and December 26, 2013 totaling $2.1 million and $2.4 million, respectively, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes. During the year ended January 1, 2015, the valuation allowance was decreased by $0.3 million primarily related to the expiration of certain state net operating losses.

As of January 1, 2015 and December 26, 2013, the Company had no unrecognized tax benefits. The Company does not believe that its gross unrecognized tax benefits will change within the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and certain state jurisdictions as part of the REG income tax filings and files separate income tax returns in various other state jurisdictions as well.  The Company's share of the REG current and deferred tax expense is determined on a separate company basis. REG and the Company are no longer subject to U.S. federal, or with limited exceptions, state examinations by tax authorities for years before 2010.  However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year. In May 2014, REG was notified that the Internal Revenue Service ("IRS") would examine its 2012 federal income tax return. In January 2015, REG was notified that the IRS would examine its 2010 federal income tax return. As of the year ended January 1, 2015, REG has not been notified of any items that are being disputed by the IRS for either year under examination. Management believes that it has provided adequate provision for income taxes relative to the tax years under examination.

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

On July 10, 2014, the State of New York approved a sales tax refund claim filed by the Company to recover sales taxes paid on certain nontaxable purchases made by the Company during the fiscal 2008 through fiscal 2012 periods. The refund totaled approximately $5.1 million, including interest. The Company recorded the refund by reducing "Other theatre operating expenses" by approximately $4.9 million and "Interest expense, net" by approximately $0.2 million.

In situations where management believes that a loss arising from proceedings described herein is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no amount within the range is more probable than another. As additional information becomes available, any potential liability related to these proceedings is assessed and the estimates are revised, if necessary. The amounts reserved for such proceedings totaled approximately $2.8 million (primarily landlord-tenant disputes) as of January 1, 2015, which is included in accrued expenses and other on our consolidated balance sheet. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company’s consolidated financial position, results of operations or cash flows. Under ASC Topic 450, Contingencies—Loss Contingencies, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight. Management is unable to estimate a range of reasonably possible loss for cases described herein in which damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, and/or (v) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company’s financial condition, though the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

The accessibility of theatres to persons with visual impairments or that are deaf or hard of hearing remains a topic of interest to the DOJ and they have published an Advance Notice of Proposed Rulemaking concerning the provision of closed captioning and descriptive audio within the theatre environment. The Company believes it provides the members of the visually and hearing impaired communities with reasonable access to the movie-going experience, and has deployed new digital captioning and descriptive video systems that should meet all such potential requirements or expectations of any federal, state or individual concerns. The Company believes that it is in substantial compliance with all current applicable regulations relating to accommodations for the disabled. The Company intends to comply with future regulations in this regard and except as set forth above, does not currently anticipate that compliance will require the Company to expend substantial funds.

(9)    Capital Stock

Common and Preferred Stock

UATC is authorized to issue 1,000 shares of its $1.00 par value common stock, of which 100 shares are issued and outstanding at January 1, 2015, and are all held by the Parent.  At January 1, 2015, the Company has 500,000 shares of preferred stock authorized with none issued.

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

The Company's analysis relative to long-lived assets resulted in the recording of impairment charges of $0.8 million for the year ended December 26, 2013. There were no impairments recorded during the years ended January 1, 2015 or December 27, 2012. The long-lived asset impairment charges recorded were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatres.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Securities Exchange Act of 1934 ("Exchange Act"), as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of January 1, 2015, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of January 1, 2015, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting is included in Part II, Item 8, of this Form 10-K, which is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended January 1, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

KPMG LLP ("KPMG") served as our independent registered public accounting firm for the fiscal years ended January 1, 2015 and December 26, 2013.  For such fiscal years, we paid fees for services from KPMG as discussed below.

•
Audit Fees. The aggregate fees billed for professional services rendered by KPMG for the audit of our annual consolidated financial statements included in our Form 10-K and the reviews of the consolidated financial statements included in our Forms 10-Q were approximately $59,500 for the fiscal year ended January 1, 2015 and $60,800 for the fiscal year ended December 26, 2013.

•
Audit-Related Fees. The Company did not incur any aggregate fees for professional services rendered by KPMG for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements for the fiscal years ended January 1, 2015 and December 26, 2013.

•
Tax Fees. The Company did not incur any aggregate fees billed for professional services rendered by KPMG related to federal and state tax compliance, tax advice and tax planning for the fiscal years ended January 1, 2015 and December 26, 2013.

•	All Other Fees. The Company did not incur any aggregate fees for all other services rendered by KPMG for the fiscal years ended January 1, 2015 and December 26, 2013.

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

(a)         The following documents are filed as a part of this report on Form 10-K:

(1)    Consolidated financial statements of United Artists Theatre Circuit, Inc.:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm - Consolidated Financial Statements

UATC’s Consolidated Balance Sheets as of January 1, 2015 and December 26, 2013

UATC’s Consolidated Statements of Operations for the fiscal years ended January 1, 2015, December 26, 2013 and December 27, 2012

UATC’s Consolidated Statements of Equity for the fiscal years ended January 1, 2015, December 26, 2013 and December 27, 2012

UATC’s Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2015, December 26, 2013 and December 27, 2012

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

UNITED ARTISTS THEATRE CIRCUIT, INC.

	By:	/s/ AMY E. MILES
March 20, 2015		Amy E. Miles
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ AMY E. MILES	Director and President (Principal Executive Officer)	March 20, 2015
Amy E. Miles

/s/ DAVID H. OWNBY	Director, Vice President and Treasurer	March 20, 2015
David H. Ownby	(Principal Financial Officer and Principal Accounting Officer)

/s/ GREGORY W. DUNN	Director	March 20, 2015
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

101
Financial statements from the annual report on Form 10-K of United Artists Theatre Circuit, Inc. for the fiscal year ended January 1, 2015, filed on March 20, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as detailed text

________________________________________________
*    Identifies each management contract or compensatory plan or arrangement.