Form 10-Q
period 2015-03-31
UNITED ARTISTS THEATRE CIRCUIT INC /MD/
filed 2015-05-15
CIK 889570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of $1.00 par value common stock at May 15, 2015 was 100 shares.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31, 2015	January 1, 2015
Assets
Current assets:
Cash and cash equivalents	$98.4	$96.2
Receivables	0.9	1.1
Prepaid expenses, concession inventory and other current assets	2.6	1.2
Deferred income tax asset	2.1	2.1
Total current assets	104.0	100.6
Property and equipment:
Land	2.7	2.7
Buildings, leasehold improvements and equipment	110.5	110.0
Total property and equipment	113.2	112.7
Accumulated depreciation and amortization	(82.5)	(80.7)
Total property and equipment, net	30.7	32.0
Goodwill	7.1	7.1
Other non-current assets	10.8	11.6
Total assets	$152.6	$151.3
Liabilities and Equity
Current liabilities:
Accounts payable	$7.6	$10.1
Accrued expenses and other	5.6	6.4
Current portion of debt obligations	0.3	0.3
Total current liabilities	13.5	16.8
Other non-current liabilities	9.6	6.3
Non-current deferred revenue	22.5	22.7
Long-term debt, less current portion	0.1	0.2
Deferred income tax liability	24.1	24.5
Total liabilities	69.8	70.5
Commitments and contingencies
Equity:
Preferred stock, $1.00 par value; 500,000 shares authorized, no shares issued and outstanding at March 31, 2015 and January 1, 2015	—	—
Common stock, $1.00 par value; 1,000 shares authorized, 100 shares issued and outstanding at March 31, 2015 and January 1, 2015	—	—
Additional paid-in capital	93.2	93.2
Retained earnings	66.2	65.8
Related party receivables	(76.9)	(78.5)
Total stockholder’s equity of United Artists Theatre Circuit, Inc.	82.5	80.5
Noncontrolling interest	0.3	0.3
Total equity	82.8	80.8
Total liabilities and equity	$152.6	$151.3

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions)

	Quarter Ended March 31, 2015	Quarter Ended March 27, 2014
Revenues:
Admissions	$26.3	$30.3
Concessions	11.0	11.9
Other operating revenues	2.0	2.0
Total revenues	39.3	44.2
Operating expenses:
Film rental and advertising costs	13.4	15.3
Cost of concessions	1.4	1.5
Other theatre operating expenses	18.0	18.0
Sale and leaseback rentals	1.4	3.8
General and administrative expenses	1.2	1.4
Depreciation and amortization	1.8	1.5
Net loss on disposal and impairment of operating assets	1.3	0.1
Total operating expenses	38.5	41.6
Income from operations	0.8	2.6
Other expense (income):
Interest expense (income), net	—	—
Total other expense (income), net	—	—
Income before income taxes	0.8	2.6
Provision for income taxes	0.4	1.0
Net income	0.4	1.6
Noncontrolling interest, net of tax	—	—
Net income attributable to controlling interest	$0.4	$1.6

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Quarter Ended March 31, 2015	Quarter Ended March 27, 2014
Cash flows from operating activities:
Net income	$0.4	$1.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1.8	1.5
Net loss on disposal and impairment of operating assets	1.3	0.1
Deferred income tax provision (benefit)	(0.4)	—
Effect of leases with escalating minimum annual rentals	0.4	(0.3)
Landlord contributions	3.2	—
Changes in operating assets and liabilities:
Receivables	0.2	1.3
Prepaid expenses, concession inventory and other assets	(1.2)	(3.7)
Accounts payable	(2.2)	0.5
Deferred revenue	(0.2)	(0.2)
Accrued expenses and other liabilities	(1.8)	(1.6)
Net cash provided by (used in) operating activities	1.5	(0.8)
Cash flows from investing activities:
Capital expenditures	(0.8)	(0.6)
Distributions to partnership	—	(0.1)
Net cash used in investing activities	(0.8)	(0.7)
Cash flows from financing activities:
Debt payments	(0.1)	(0.1)
Decrease in related party receivables and other	1.6	1.0
Net cash provided by financing activities	1.5	0.9
Net increase (decrease) in cash and cash equivalents	2.2	(0.6)
Cash and cash equivalents:
Beginning of period	96.2	75.0
End of period	$98.4	$74.4

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED ARTISTS THEATRE CIRCUIT, INC.
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND MARCH 27, 2014

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

UATC operated 445 screens in 49 theatres in 17 states as of March 31, 2015. As of March 27, 2014, UATC operated 457 screens in 51 theatres in 17 states.  Beginning January 2, 2015, the Company's fiscal year changed from a 52-53 week fiscal year ending on the first Thursday after December 25 of each year to a fiscal year ending on December 31 of each year.  Accordingly, effective for the Company's current fiscal year ending December 31, 2015, the Company’s quarterly results will be for three month periods ending March 31, June 30, September 30 and December 31 of each year. As a result, the quarters ended March 31, 2015 and March 27, 2014 were comprised of 89 and 91 fiscal days, respectively.

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

For a discussion of the series of events leading to the formation of REG, REG’s acquisition of the Company and other significant transactions which have occurred through January 1, 2015, please refer to Notes 1 and 2 to the consolidated financial statements included in Part II, Item 8 of our annual report on Form 10-K, filed on March 20, 2015 with the Securities and Exchange Commission (the "Commission") (File No. 33-49598) for the fiscal year ended January 1, 2015 (the "2014 Audited Consolidated Financial Statements").  For a summary of our significant accounting policies, please refer to Note 3 to the 2014 Audited Consolidated Financial Statements.

The Company has prepared the unaudited condensed consolidated balance sheet as of March 31, 2015, the unaudited condensed consolidated statements of income for the quarters ended March 31, 2015 and March 27, 2014, and the unaudited condensed consolidated statements of cash flows for the quarters ended March 31, 2015 and March 27, 2014 in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The January 1, 2015 unaudited condensed consolidated balance sheet information is derived from the 2014 Audited Consolidated Financial Statements. These unaudited condensed consolidated financial statements should be read in conjunction with the 2014 Audited Consolidated Financial Statements and notes thereto. The results of operations for the quarter ended March 31, 2015 are not necessarily indicative of the operating results that may be achieved for the full 2015 fiscal year.

Certain amounts in prior fiscal periods have been reclassified to conform with the presentation adopted in the current year.

Net income and total comprehensive income are the same for all periods presented.

(2)	Debt Obligations

Debt obligations are summarized as follows (amounts in millions):

	March 31, 2015	January 1, 2015
Debt obligations(a)	$0.4	$0.5
Less current portion	(0.3)	(0.3)
Long-term debt, less current portion	$0.1	$0.2
 ______________________________
(a)     Debt obligations include $0.4 million and $0.5 million of capital lease obligations as of March 31, 2015 and January 1, 2015, respectively, which have an interest rate of 10.0%, maturing in 2016.

(3)	Related Party Transactions

Management Agreement

RCI manages all aspects of the theatre operations of UATC and its subsidiaries pursuant to the terms of a management agreement, which includes all of its cash collections, cash disbursements and other cash management functions. During the quarters ended March 31, 2015 and March 27, 2014, UATC recorded management fee expenses of $1.2 million and $1.4 million, respectively, related to this agreement. Such fees have been recorded in the accompanying unaudited condensed consolidated statements of income as a component of "General and administrative expenses."

Related Party Receivables

The related party receivables balance of $78.5 million as of January 1, 2015 was comprised of approximately $9.8 million related to advances made to Prop I to fund additions and/or renovations to theatres leased from Prop I and approximately $68.7 million related to intercompany transactions and cash management.  The related party receivables balance of $76.9 million as of March 31, 2015 was also comprised of the $9.8 million receivable from Prop I and approximately $67.1 million related to intercompany transactions and cash management.

UATC leases three theatres from Prop I in accordance with a master lease (the "Prop I Master Lease"). The Prop I Master Lease commenced in 1988 with an original base term of 15 years and in 2003 UATC exercised a 10 year renewal extension of the lease. During fiscal 2013, the lease was subsequently extended through 2016. The Prop I Master Lease provides for basic monthly or quarterly rentals and may require additional rentals, based on the revenue of the underlying theatre. In order to fund the cost of additions and/or renovations to the theatres leased by UATC from Prop I, UATC made advances to Prop I prior to becoming a wholly owned subsidiary of REG in 2002.  Since 2002, UATC has not funded any additions and/or renovations for these properties and does not expect to make any advances to Prop 1 in future periods. The Prop I portion of the related party receivable balance ($9.8 million at March 31, 2015 and January 1, 2015) will be reduced upon any sale of the three properties by Prop I, with UATC receiving the net proceeds of the sale. The fair value of each of the three locations is evaluated periodically using the expected selling price less selling costs for each property.  Management’s estimates (Level 3 inputs as described in Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures) are based on recent market transactions and current real estate values within each market.  The Company has no current intention to market or sell the properties at this time, but believes that the fair market value of the three properties will be sufficient to substantially recover the current receivable from Prop I.

The decrease in the related party receivables balance of $1.6 million during the quarter ended March 31, 2015 was due primarily to the timing of intercompany cash collections and disbursements particularly with respect to (1) the increase in the amount of expenses paid by RCI on behalf of UATC, partially offset by (2) the impact of the redemption of gift cards and discount tickets at UATC theatres that were sold by a subsidiary of RCI, Regal CineMedia Corporation ("RCM"), and (3) cash received by RCI for various revenue items, such as on-line ticket sales and rebates from vendor marketing programs, for UATC’s share of the revenues for such items. When RCI (or RCM) receives the cash for these items, revenue is recorded by UATC and a corresponding intercompany receivable is created, which is payable by RCI (or RCM) to UATC.  Decreases in the intercompany receivable recorded by UATC could occur in future periods as long as the above described cash management activities continue as usual.  As of March 31, 2015, management believes the intercompany receivable is fully collectible.

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

The Company’s portion of these revenues is presented as a component of "Other operating revenues" in the Company’s unaudited condensed consolidated financial statements and consists of the following amounts (in millions):

	Quarter Ended March 31, 2015	Quarter Ended March 27, 2014
Theatre access fees - patrons	$0.2	$0.2
Theatre access fees - digital screens	0.1	0.1
Other NCM revenue	0.1	0.1
Amortization of ESA modification fees	0.1	0.1
Payments for beverage concessionaire advertising	(0.1)	(0.2)
Total	$0.4	$0.3

On December 26, 2013, National CineMedia sold its Fathom Events business to AC JV, LLC a newly-formed Delaware limited liability company owned 32% by each of RCI, AMC Entertainment, Inc. ("AMC") and Cinemark, Inc. ("Cinemark") and 4% by National CineMedia. The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators (including REG, AMC and Cinemark) to provide additional programs to augment their feature film schedule and includes events such as live and pre-recorded concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events.

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

DCIP funds the cost of conversion to digital projection principally through the collection of virtual print fees from motion picture studios and equipment lease payments from participating exhibitors, including Regal. In accordance with the Master Lease, RCI subleases (the "Sublease") the digital projection systems to UATC under a twelve-year term with ten one-year fair value renewal options. The Master Lease also contains a fair value purchase option.  On March 31, 2014, the junior capital raised by DCIP in the initial financing transaction was paid in full by DCIP. In connection with the repayment, the Master Lease (and Sublease) was amended to eliminate the incremental minimum rent payment provision of $2,000 per digital projection system described more fully in Note 5 to the 2014 Audited Consolidated Financial Statements. As a result of the amendment to the Master Lease, the Company's deferred rent balance associated with the incremental minimum rental payment of $2,000 per digital projection system is being amortized on a straight-line basis as a reduction of rent expense from the effective date of the amendment (March 31, 2014) through the end of the remaining lease term. As of March 31, 2015, under the Master Lease and the Sublease, UATC pays RCI annual minimum rent of $1,000 per digital projection system from the effective date of the agreement through the end of the lease term. UATC considers the $1,000 minimum rental to be a minimum rent and accordingly has recorded such rent on a straight-line basis in its consolidated financial statements. UATC is also subject to various types of other rent if such digital projection systems do not meet minimum performance requirements as outlined in the Master Lease and the Sublease. Certain of the other rent payments are subject to either a monthly or an annual maximum. UATC accounts for the Sublease as an operating lease for accounting purposes. During the quarters ended March 31, 2015 and March 27, 2014, the Company incurred total rent of approximately $0.1 million and $0.3 million, respectively, associated with the leased digital projection systems.

(4)	Sale—Leaseback Transactions

In December 1995, UATC entered into a sale and leaseback transaction whereby 31 owned properties were sold to and leased back from an unaffiliated third party. In conjunction with the transaction, the buyer of the properties issued publicly traded pass-through certificates. In connection with this sale and leaseback transaction, UATC entered into a Participation Agreement that requires UATC to comply with various covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, guarantees, issuance of preferred stock of subsidiaries and subsidiary distributions, transfer of assets and payment of dividends. As of January 1, 2015, nine operating properties were subject to the sale leaseback transaction and approximately $7.7 million in principal amount of pass-through certificates were outstanding.

On March 27, 2015, the nine operating properties were sold to a third party buyer and the Master Lease and related agreements associated with the December 1995 sale and leaseback transaction were terminated.  Upon termination of the Master Lease, United Artists entered into new lease agreements for the nine operating properties. As part of the transaction, United Artists received a reimbursement of its January 2015 rent payment under the Master Lease totaling approximately $4.9 million and received approximately $3.2 million in landlord contributions for three properties that it expects to renovate as part of the transaction. In addition, United Artists is expected to receive an additional $3.2 million of landlord contributions at various milestones starting with commencement of renovation of the three properties. The new lease agreements associated with the three properties each carry an initial base rent term of 15 years beginning at the completion of renovation, and prior to, provide for contingent rentals based on the revenue results of the underlying theatres. The new lease agreements associated with the six remaining properties each carry a maturity date of December 31, 2016, the same maturity date under the former Master Lease. All nine lease agreements provide for the payment of taxes, insurance, and other costs applicable to the properties and have been accounted for as operating leases for accounting purposes.  As of March 31, 2015, approximately $3.9 million in principal amount of pass-through certificates were outstanding. The pass-through certificates will fully mature on July 1, 2015.

(5)	Income Taxes

The provision for income taxes of $0.4 million and $1.0 million for the quarters ended March 31, 2015 and March 27, 2014, respectively, reflects effective tax rates of approximately 50.0% and 38.5%, respectively.  The effective tax rates for the quarters ended March 31, 2015 and March 27, 2014 reflect the impact of certain non-deductible expenses.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets of $2.1 million as of March 31, 2015 and January 1, 2015 as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.

The Company files income tax returns in the U.S. federal jurisdiction and certain state jurisdictions as part of the REG income tax filings and files separate income tax returns in various other state jurisdictions as well.  The Company's share of the REG current and deferred tax expense is determined on a separate company basis. REG and the Company are no longer subject to U.S. federal, or with limited exceptions, state examinations by tax authorities for years before 2010. However, the taxing authorities still have the ability to review the propriety of tax attributes created in closed tax years if such tax attributes are utilized in an open tax year. In April 2015, the Internal Revenue Service (“IRS”) completed an examination of REG’s 2010 and 2012 federal income tax returns and notified REG that no items were being disputed. However, refund claims submitted by REG in conjunction with the examination process effectively extends the examination period for each year until such claims are resolved. As of March 31, 2015, management believes that it has provided adequate provision for income taxes relative to the refund claims under review.

(6)	Litigation and Contingencies

The Company and its subsidiaries are presently involved in various judicial, administrative, regulatory and arbitration proceedings concerning matters arising in the ordinary course of business operations, including but not limited to, personal injury claims, landlord-tenant, vendor and other third party disputes, tax disputes, employment and other contractual matters, some of which are described below. Many of these proceedings are at preliminary stages, and many of these cases seek an indeterminate amount of damages. The Company’s theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation and environmental protection requirements.

On October 9, 2012, staff at the San Francisco Regional Water Quality Board (the "Regional Board") notified the Company that the Regional Board is contemplating issuing a cleanup and abatement order to the Company with respect to a property in Santa Clara, California that the Company owned and then leased during the 1960s and 1970s. On June 25, 2013, the Regional Board issued a tentative order to the Company setting out proposed site clean-up requirements for the Company with respect to the property. According to the Regional Board, the property in question has been contaminated by dry-cleaning facilities that operated at the property in question from approximately 1961 until 1996. The Regional Board also issued a tentative order to the current property owner, who has been conducting site investigation and remediation activities at the site for several years. The Company submitted comments to the Regional Board on July 28, 2013, objecting to the tentative order. The Regional Board considered the matter at its regular meeting on September 11, 2013 and adopted the tentative order with only minor changes. On October 11, 2013, the Company filed a petition with the State Water Resources Control Board (“State Board”) for review of the Regional Board’s order. The State Board has not yet acted on the petition. The Company is cooperating with the Regional Board while its petition remains pending before the State Board. The Company intends to vigorously defend this matter. We believe that we are, and were during the period in question described in this paragraph, in compliance with such applicable laws and regulations.

On May 5, 2014, NCM, Inc. announced that it had entered into a merger agreement to acquire Screenvision, LLC. On November 3, 2014, the DOJ filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision, LLC. On March 16, 2015, NCM, Inc. announced that it had agreed with Screenvision, LLC to terminate the merger agreement. On March 17, 2015, REG was notified by the DOJ that it has opened an investigation into potential anticompetitive conduct by and coordination among NCM, Inc., National CineMedia, Regal, AMC and Cinemark (the “DOJ Notice”). In addition, the DOJ Notice requested that REG preserve all documents and information since January 1, 2011 relating to movie clearances or communications or cooperation between and among AMC, Regal and Cinemark or their participation in NCM. While we do not believe that REG has engaged in any violation of federal or state antitrust or competition laws during its participation in NCM, and while we do not believe that any DOJ or state attorney general investigation of movie clearances or any communications or cooperation involving REG and AMC or Cinemark will produce evidence that REG has engaged in any anticompetitive conduct in violation of Federal or state antitrust or competition laws, we can provide no assurances as to the scope, timing or outcome of the DOJ’s or any other state or Federal governmental reviews of REG’s conduct.
In situations where management believes that a loss arising from the proceedings described herein is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no amount within the range is more probable than another. As additional information becomes available, any potential liability related to these proceedings is assessed and the estimates are revised, if necessary. The amounts reserved for such proceedings totaled approximately $4.0 million as of March 31, 2015. Management believes any additional liability with respect to these claims and disputes will not be material in the aggregate to the Company’s consolidated financial position, results of operations or cash flows. Under ASC Topic 450, Contingencies—Loss Contingencies, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." Thus, references to the upper end of the range of reasonably possible loss for cases in which the Company is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Company believes the risk of loss is more than slight. Management is unable to estimate a range of reasonably possible loss for cases described herein in which damages have not been specified and (i) the proceedings are in early stages, (ii) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, and/or (v) there are novel legal issues presented. However, for these cases, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company’s financial condition, though the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

Some of the information in this quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under "Management’s Discussion and Analysis of Financial Condition and Results of Operations", may constitute forward-looking statements. In some cases you can identify these "forward-looking statements" by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of those words and other comparable words.  These forward-looking statements involve risks and uncertainties.  Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading "Risk Factors" contained in our annual report on Form 10-K filed on March 20, 2015 with the Commission (File No. 033-49598) for the Company’s fiscal year ended January 1, 2015.  The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

Overview and Basis of Presentation

UATC operated 445 screens in 49 theatres in 17 states as of March 31, 2015. As of March 27, 2014, UATC operated 457 screens in 51 theatres in 17 states. The theatres we operate are managed by RCI, a wholly owned subsidiary of Regal, pursuant to a management arrangement described below.

We generate revenues primarily from admissions and concession sales. Additional revenues are generated by our vendor marketing programs and various other activities in our theatres. In addition, National CineMedia provides us with a theatre access fee associated with revenues generated from its sale of on-screen advertising pursuant to its arrangement with RCI (described further in Note 3 — "Related Party Transactions").  Film rental costs depend primarily on the popularity and box office revenues of a film, and such film rental costs generally increase as the admissions revenues generated by a film increase. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts. Other operating expenses consist primarily of theatre labor and occupancy costs.

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

For a summary of industry trends as well as other risks and uncertainties relevant to the Company, see "Business-Industry Overview and Trends" and "Risk Factors" contained in our annual report on Form 10-K for the fiscal year ended January 1, 2015 and incorporated herein by reference and "Results of Operations" below.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations and affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" contained in our annual report on Form 10-K for the fiscal year ended January 1, 2015 and incorporated by reference herein.  As of March 31, 2015, there were no significant changes in our critical accounting policies or estimation procedures.

Significant Events

For a discussion of significant operating, financing and investing transactions which have occurred through January 1, 2015, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended January 1, 2015 and incorporated herein by reference.

Results of Operations

Based on our review of industry sources, North American box office revenues for the time period that corresponds to UATC’s first fiscal quarter of 2015 were estimated to have decreased by approximately four to five percent in comparison to the first fiscal quarter of 2014.  The decrease in industry box office revenues during the first fiscal quarter of 2015 was primarily related to the timing of the fiscal 2014 calendar. The first fiscal quarter of 2014 included six days after Christmas through New Year's Day, a traditionally high attendance period for the industry, while the first fiscal quarter of 2015 did not include any days during that period.

Beginning January 2, 2015, the Company's fiscal year changed from a 52-53 week fiscal year ending on the first Thursday after December 25 of each year to a fiscal year ending on December 31 of each year.  Accordingly, effective for the Company's current fiscal year ending December 31, 2015, the Company’s quarterly results will be for three month periods ending March 31, June 30, September 30 and December 31 of each year. As a result, the quarters ended March 31, 2015 and March 27, 2014 were comprised of 89 and 91 fiscal days, respectively.

The following table sets forth the percentage of total revenues represented by certain items included in our unaudited condensed consolidated statements of income for the quarter ended March 31, 2015 ("Q1 2015 Period") and the quarter ended March 27, 2014 ("Q1 2014 Period"):

	Q1 2015 Period	Q1 2014 Period
Revenues:
Admissions	66.9%	68.6%
Concessions	28.0	26.9
Other operating revenues	5.1	4.5
Total revenues	100.0	100.0
Operating expenses:
Film rental and advertising costs	34.1	34.6
Cost of concessions	3.6	3.4
Other theatre operating expenses	45.8	40.7
Sale and leaseback rentals	3.6	8.6
General and administrative expenses	3.1	3.2
Depreciation and amortization	4.6	3.4
Net loss on disposal and impairment of operating assets	3.3	0.2
Total operating expenses	98.0	94.1
Income from operations	2.0%	5.9%

Total Revenues

The following table summarizes revenues and revenue-related data for the Q1 2015 Period and the Q1 2014 Period (in millions, except average ticket prices and average concessions per patron):

	Q1 2015 Period	Q1 2014 Period
Admissions	$26.3	$30.3
Concessions	11.0	11.9
Other operating revenues	2.0	2.0
Total revenues	$39.3	$44.2
Attendance	2.8	3.3
Average ticket price(1)	$9.39	$9.18
Average concessions revenues per patron(2)	$3.93	$3.61
__________________________________

(1)	Calculated as admissions revenue/attendance.

(2)	Calculated as concessions revenue/attendance.

Admissions

During the Q1 2015 Period total admissions revenues decreased $4.0 million, or 13.2%, to $26.3 million, from $30.3 million in the Q1 2014 Period. A 15.2% decrease in attendance (approximately $4.6 million of total admissions revenue), partially offset by a 2.3% increase in average ticket prices (approximately $0.6 million of total admissions revenue), led to the decline in the Q1 2015 Period admissions revenue. The decrease in attendance during the Q1 2015 Period was primarily related to the timing of our fiscal calendar, geographical differences in film product performance, and to a lesser extent, the closure of 12 underperforming screens subsequent to the end of the Q1 2014 Period. The Q1 2014 Period, which consisted of 91 fiscal days, included six days after Christmas through New Year's Day, a traditionally high attendance period for the Company and the industry, while the Q1 2015 Period included only 89 fiscal days and did not include any days during the Christmas to New Year's Day period. For the Q1 2015 Period, the 2.3% average ticket price increase was due to selective price increases identified during our ongoing periodic pricing reviews.

Concessions

During the Q1 2015 Period, total concessions revenues decreased $0.9 million, or 7.6%, to $11.0 million, from $11.9 million in the Q1 2014 Period.  Average concessions revenues per patron increased 8.9%, to $3.93 during the Q1 2015 Period, from $3.61 in the Q1 2014 Period. The decrease in total concessions revenues during the Q1 2015 Period was attributable to the aforementioned decline in attendance during the period (approximately $1.8 million of total concessions revenues), partially offset by an increase in average concessions revenues per patron (approximately $0.9 million of total concessions revenues). The increase in average concessions revenues per patron for the Q1 2015 Period was primarily attributable to an increase in popcorn and beverage sales volume and selective price increases.

Other Operating Revenues

During the Q1 2015 Period, other operating revenues of $2.0 million were consistent with those of the Q1 2014 Period. Included in other operating revenues are the theatre access fees paid by National CineMedia (net of payments for onscreen advertising time provided to our beverage concessionaire), revenues from our vendor marketing programs and other theatre revenues.

Operating Expenses

The following table summarizes certain operating expenses for the Q1 2015 Period and the Q1 2014 Period (dollars in millions):

	Q1 2015 Period		Q1 2014 Period
	$	% of Revenues	$	% of Revenues
Film rental and advertising costs(1)	13.4	51.0	15.3	50.5
Cost of concessions(2)	1.4	12.7	1.5	12.6
Other theatre operating expenses(3)	18.0	45.8	18.0	40.7
Sale and leaseback rentals(3)	1.4	3.6	3.8	8.6
General and administrative expenses(3)	1.2	3.1	1.4	3.2
____________________________________________

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

Film Rental and Advertising Costs

Film rental and advertising costs as a percentage of admissions revenues during the Q1 2015 Period increased to 51.0%, from 50.5% in the Q1 2014 Period.  The increase in film rental and advertising costs as a percentage of box office revenues during the Q1 2015 Period was primarily attributable to the allocation of films exhibited during the Q1 2015 Period compared to the Q1 2014 Period.

Cost of Concessions

During the Q1 2015 Period, cost of concessions decreased $0.1 million, or 6.7%, to $1.4 million, from $1.5 million in the Q3 2013 Period. Cost of concessions as a percentage of concessions revenues for the Q1 2015 Period was approximately 12.7%, which was in line with that of the Q1 2014 Period.

Other Theatre Operating Expenses

For the Q1 2015 Period, other theatre operating expenses of $18.0 million were consistent with that of the Q1 2014 Period.

Sale and Leaseback Rentals

Sale and leaseback expenses of $1.4 million for the Q1 2015 Period decreased $2.4 million, or 63.2%, from $3.8 million in the Q1 2014 Period. The decrease in sale and leaseback rentals during the Q1 2015 Period was primarily attributable to the restructuring of an existing master lease covering nine operating properties described further in Note 4 — "Sale-Leaseback Transactions."

General and Administrative Expenses

General and administrative expenses decreased $0.2 million, or 14.3%, to $1.2 million during the Q1 2015 Period, from $1.4 million in the Q1 2014 Period.  Included in general and administrative expenses are management fees associated with the management agreement between RCI and UATC under which RCI manages the theatre operations of UATC. The decrease in general and administrative expenses during the Q1 2015 Period was due to the decrease in management fee costs incurred resulting from the decline in total revenues during the period. As a percentage of total revenues, general and administrative expenses during the Q1 2015 Period were consistent with that of the Q1 2014 Period.

Depreciation and Amortization

During the Q1 2015 Period, depreciation and amortization expense increased $0.3 million, or 20.0%, to $1.8 million, from $1.5 million in the Q1 2014 Period.  The increase in depreciation and amortization expense during the Q1 2015 Period as compared to the Q1 2014 Period was primarily related to increased capital expenditures associated with the installation of luxury reclining seats subsequent to the Q1 2014 Period.

Net Loss on Disposal and Impairment of Operating Assets

Net loss on disposal and impairment of operating assets increased $1.2 million, to $1.3 million in the Q1 2015 Period, from $0.1 million in the Q1 2014 Period. The increase in net loss on disposal and impairment of operating assets during the Q1 2015 Period was primarily attributable a $1.2 million increase in our loss contingency reserve, which is described further in Note 6—"Litigation and Contingencies."

Income from Operations

During the Q1 2015 Period, income from operations decreased $1.8 million, or 69.2% to $0.8 million, from $2.6 million in the Q1 2014 Period.  The decrease in income from operations during the Q1 2015 Period was primarily attributable to a decline in total revenues, partially offset by decreases in certain variable operating expense line items described above.

Income Taxes

The provision for income taxes of $0.4 million and $1.0 million for the Q1 2015 Period and the Q1 2014 Period, respectively, reflects effective tax rates of approximately 50.0% and 38.5%, respectively. The effective tax rates for all periods presented reflect the impact of certain non-deductible expenses.

Net Income Attributable to Controlling Interest

During the Q1 2015 Period, net income attributable to controlling interest totaled $0.4 million, which represents a decrease of $1.2 million, from net income attributable to controlling interest of $1.6 million in the Q1 2014 Period.  The decrease in net income attributable to controlling interest for the Q1 2015 Period was primarily attributable to a decrease in operating income, partially offset by a decrease in income taxes.

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

Net cash flows provided by (used in) operating activities totaled approximately $1.5 million and $(0.8) million for the Q1 2015 Period and the Q1 2014 Period, respectively. The $2.3 million increase in net cash flows provided by operating activities for the Q1 2015 Period as compared to the Q1 2014 Period was caused by a $3.8 million increase in net income excluding non-cash items, partially offset by a change in working capital activity of approximately $1.5 million. Working capital activity was primarily impacted by changes in accounts payable, accounts receivable, and prepaid expenses during the Q1 2015 Period as compared to the Q1 2014 Period. The change in accounts payable activity was primarily due to the timing of film and certain other vendor payments associated with decreased attendance and admissions revenues at our theatres during the latter part of the Q1 2015 Period. The change in accounts receivable activity was attributable to decreased attendance and box office revenues at our theatres in the latter part of the Q1 2015 Period, which impacted our credit card receivables balance. The change in prepaid expenses was primarily related to the timing of rent payments during such periods.

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

Net cash flows used in investing activities totaled approximately $0.8 million and $0.7 million for the Q1 2015 Period and the Q1 2014 Period, respectively. The $0.1 million increase in cash flows used in investing activities during the Q1 2015 Period, as compared to the Q1 2014 Period, was primarily attributable to an increase in capital expenditures.

Financing Activities

Net cash flows provided by financing activities totaled approximately $1.5 million and $0.9 million for the Q1 2015 Period and the Q1 2014 Period, respectively. The $0.6 million increase in cash flows provided by financing activities during the Q1 2015 Period as compared to the Q1 2014 Period was attributable to the change in related party receivables during the Q1 2015 Period as compared to the Q1 2014 Period.

Contractual Cash Obligations and Commitments

For a summary of our contractual cash obligations and commitments and off-balance sheet arrangements as of January 1, 2015, please refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Cash Obligations and Commitments" contained in our annual report on Form 10-K for the fiscal year ended January 1, 2015 and incorporated by reference herein.  As of March 31, 2015, there were no material changes outside the ordinary course of our business in our contractual cash obligations and commitments.  We believe that the amount of cash and cash equivalents on hand and cash flow expected from operations will be adequate for the Company to execute its business strategy and meet anticipated requirements for lease obligations, capital expenditures, working capital and debt service for the next 12 months.

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

UATC does not maintain any direct exposure to market risk as of March 31, 2015.

Item 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2015, pursuant to Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2015, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K for the fiscal year ended January 1, 2015, filed with the Commission on March 20, 2015 (File No. 033-49598).

Item 6.	EXHIBITS

Exhibit Number	Description
31.1	Rule 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 15d-14(a) Certification of Principal Financial Officer
101
Financial statements from the quarterly report on Form 10-Q of United Artists Theatre Circuit, Inc. for the quarter ended March 31, 2015, filed on May 15, 2015, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED ARTISTS THEATRE CIRCUIT, INC.

Date:	May 15, 2015	By:	/s/ AMY E. MILES
Amy E. Miles
President
(Principal Executive Officer)

Date:	May 15, 2015	By:	/s/ DAVID H. OWNBY
David H. Ownby
Vice President and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 15d-14(a) Certification of Principal Financial Officer
101
Financial statements from the quarterly report on Form 10-Q of United Artists Theatre Circuit, Inc. for the quarter ended March 31, 2015, filed on May 15, 2015, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as detailed text